Form 10-K
period 1993-12-31
US WEST INC
filed 1994-03-17
CIK 732718

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

            /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993
                                       OR
         / / TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
        FOR THE TRANSITION PERIOD FROM                TO
                           COMMISSION FILE NO. 1-8611

                                 U S WEST, INC.

               A COLORADO                      I.R.S. EMPLOYER IDENTIFICATION
              CORPORATION                              NO. 84-0926774

               7800 EAST ORCHARD ROAD, ENGLEWOOD, COLORADO 80111
                        TELEPHONE NUMBER (303) 793-6500
                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                                          NAME OF EACH EXCHANGE ON
                         TITLE OF EACH CLASS                                  WHICH REGISTERED*
- ---------------------------------------------------------------------  -------------------------------
Common Stock (without par value)                                       New York Stock Exchange
                                                                       Pacific Stock Exchange
Liquid Yield Option Notes, due 2011                                    New York Stock Exchange
(convertible to common stock under certain circumstances)

- ------------------------
*Common Stock was delisted from Boston Stock Exchange, Midwest Stock Exchange and Philadelphia Stock Exchange effective January 14, 1992.

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      NONE

    At January 31, 1994, 441,391,370 shares of common stock were outstanding.

    At January 31, 1994, the aggregate market value of the voting stock held by non-affiliates was approximately $19,394,736,798.

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes /X/    No / /.

                      DOCUMENTS INCORPORATED BY REFERENCE.

    Portions   of  the  Registrant's  1993  Annual  Report  to  Shareowners  are
incorporated by reference into Parts I, II and IV.

    Portions of the Registrant's definitive Proxy Statement dated March 17, 1994, to be issued in connection with the 1994 Annual Meeting of Shareowners are incorporated by reference into Parts II and III.

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K /X/.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                     PART I

  ITEM                                                                                                              PAGE
- ---------                                                                                                           -----
       1.  Business............................................................................................           3
       2.  Properties..........................................................................................           8
       3.  Legal Proceedings...................................................................................           8
       4.  Submission of Matters to a Vote of Security Holders.................................................           8
                                                          PART II
       5.  Market for the Registrant's Common Equity and Related Stockholder Matters...........................          10
       6.  Selected Financial Data.............................................................................          10
       7.  Management's Discussion and Analysis of Financial Condition and Results of Operations...............          10
       8.  Consolidated Financial Statements and Supplementary Data............................................          10
       9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure................          10
                                                          PART III
      10.  Directors and Executive Officers of the Registrant..................................................          10
      11.  Executive Compensation..............................................................................          10
      12.  Security Ownership of Certain Beneficial Owners and Management......................................          10
      13.  Certain Relationships and Related Transactions......................................................          10
                                                          PART IV
      14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K....................................          11
           Independent Accountants' Report.....................................................................          16

                                     PART I

ITEM 1.  BUSINESS

                                    GENERAL

    U S WEST, Inc. ("U S WEST") was incorporated under the laws of the State of Colorado and has its principal executive offices at 7800 East Orchard Road, Englewood, Colorado 80111, telephone number (303) 793-6500. U S WEST is a diversified global communications company engaged in the telecommunications, directory publishing, marketing and, most recently, entertainment services businesses. Telecommunications services are provided by U S WEST's principal subsidiary, U S WEST Communications, Inc., to more than 25 million residential and business customers in the states of Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming (collectively, the "U S WEST Region"). Directory publishing, marketing and entertainment services as well as cellular mobile communications services are provided by other U S WEST subsidiaries to customers both inside and outside the U S WEST Region. (Financial information concerning U S WEST's operations is set forth in the Consolidated Financial Statements and Notes thereto in the U S WEST 1993 Annual Report to Shareowners (the "1993 Annual Report") and is incorporated herein by reference.) U S WEST and its subsidiaries had 60,778 employees at December 31, 1993.

                              RECENT DEVELOPMENTS

U S WEST COMMUNICATIONS

    DEVELOPMENT OF BROADBAND NETWORK. In February, 1993, U S WEST announced its intention to build a broadband telecommunications network (the "Broadband Network") capable of providing voice, data and video services to customers within the U S WEST Region. When completed, the Broadband Network will carry multimedia signals over a mix of optical fiber, coaxial cable and copper wire. U S WEST expects that it will ultimately deliver a variety of integrated communications, entertainment and information services and other high speed digital services, including data applications, through the Broadband Network in selected areas of the U S WEST Region. These integrated services, including video-on-demand, targeted advertising, home shopping, interactive games, high-definition broadcast television and two-way, video telephony are expected to become available over time as the Broadband Network develops. The Broadband Network architecture is currently being installed and technical trials are beginning in Omaha, Nebraska. U S WEST is seeking approval from the Federal Communications Commission (the "FCC") to install Broadband Network architecture in Denver, Minneapolis-St. Paul, Portland, and Boise. U S WEST expects to put the Broadband Network into commercial use in selected areas by 1995, subject to a number of competitive and other factors, some of which are beyond its control, including the receipt of necessary regulatory approvals and the availability of suitable technology.

    RESTRUCTURING. On September 17, 1993, U S WEST announced that U S WEST Communications would implement a plan (the "Restructuring Plan") designed to provide faster, more responsive customer services while reducing the costs of providing these services. Pursuant to the Restructuring Plan, U S WEST Communications will develop new systems that will enable it to monitor networks to reduce the risk of service interruptions, activate telephone service on demand, provide automated inventory systems and centralize its service centers so that customers can have their telecommunications needs resolved with one phone call. U S WEST Communications will also gradually reduce its work force by approximately 8,000 employees by the end of 1996 (in addition to a remaining reduction of 1,000 employees pursuant to a restructuring plan announced in 1991) and consolidate the operations of its existing 560 customer centers into 26 customer centers in ten cities. U S WEST expects cost reductions will be realized as these components of the Restructuring Plan are implemented. In connection with the Restructuring Plan, U S WEST recognized a pretax restructuring charge of

$1 billion, the components of which are described under "Costs and Expenses" in Management's Discussion and Analysis of Financial Condition and Results of Operations on page 17 of the 1993 Annual Report, which is incorporated by reference herein.

    DISCONTINUANCE OF SFAS 71 ACCOUNTING. In the third quarter of 1993, U S WEST incurred a $3.1 billion non-cash, extraordinary charge, net of an income tax benefit of $2.3 billion, against its earnings in conjunction with its decision to discontinue accounting for the operations of U S WEST Communications in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("SFAS 71"). SFAS 71 generally applies to regulated companies that meet certain requirements, including a requirement that a company be able to recover its costs, notwithstanding competition, by charging its customers at prices established by its regulators. U S WEST's decision to discontinue accounting for the operations of U S WEST Communications in accordance with SFAS 71 was based on the belief that the development of competition, market conditions, and broadband technology, more than prices established by regulators, will determine the future revenues of U S WEST Communications. As a result of this change, the remaining asset lives of U S WEST Communications' telephone plant have been shortened to more closely reflect the useful (economic) lives of such plant. U S WEST Communications' accounting and reporting for regulatory purposes will not be affected by the change. U S WEST Communications expects that it will continue to work with regulators to set appropriate prices that reflect changing market conditions, including shorter depreciation lives.

TWE INVESTMENT

    On September 15, 1993, U S WEST acquired a 25.51% pro rata priority capital and residual equity interests in Time Warner Entertainment Company, L.P. ("TWE") for an aggregate purchase price of $2.553 billion, consisting of $1.532 billion in cash and $1.021 billion in the form of a four-year promissory note bearing interest at a rate of 4.391% per annum (the "TWE Investment"). TWE owns and operates substantially all of the filmed entertainment (including Warner Bros.), programming (including HBO and Cinemax) and cable operations previously owned and operated by Time Warner Inc. TWE is the second-largest domestic multiple system cable operator, owning or operating 22 of the top 100 cable systems in the United States.

    U S WEST and TWE intend to upgrade a substantial portion of TWE's cable systems to "Full Service Network-TM-" capacity over the next five years. U S WEST and TWE will jointly designate the systems to be upgraded, and after any required approvals are obtained, U S WEST will share management control with TWE over those systems. U S WEST believes that each Full Service Network-TM-, when completed, will utilize fiber optics, digital compression, digital switching and storage services to provide consumers with video-on-demand, interactive games, distance learning, full motion video, interactive shopping and alternative access and local telephone service. In January, 1993, TWE announced that its first Full Service Network-TM- was being built in Orlando, Florida. This Full Service Network-TM- is expected to be available to 10,000 residential customers in that area in 1994. Full implementation of the Full Service Network-TM- will require the receipt of certain regulatory approvals.

    U S WEST has an option to increase its pro rata priority capital and residual equity interests in TWE from 25.51% to 31.84%. The option is exercisable, in whole or in part, between January 1, 1999 and May 31, 2005 upon the attainment of certain earnings thresholds for an aggregate cash exercise price of $1.25 billion to $1.8 billion (depending on the year of exercise). At the election of U S WEST or TWE, the exercise price will be payable by surrendering a portion of the limited partnership interest receivable upon exercise of such option. In connection with the TWE Investment, U S WEST acquired 12.75% of the common stock of Time Warner Entertainment Japan Inc., a joint venture company established to expand and develop the market for entertainment services in Japan.

PERSONAL COMMUNICATIONS SERVICES

    In September, 1993, Mercury One-2-One, a 50-50 joint venture between U S WEST and Cable & Wireless PLC, launched the world's first commercial Personal Communications Services ("PCS") in the United Kingdom. Mercury One-2-One's PCS is a form of digital cellular communications designed to offer consumer users both a higher quality of service and more features at lower prices than existing cellular communications systems.

DISCONTINUANCE OF CAPITAL ASSETS SEGMENT

    In June, 1993, in connection with its decision to concentrate its resources and efforts on developing its telecommunications business, U S WEST determined to treat its capital assets business segment (the "Capital Assets Segment") as a discontinued operation and announced its intention to dispose of the businesses comprising that segment. U S WEST's remaining business segment, "Communications and Related Services," comprises the continuing operations of U S WEST.

    The Capital Assets Segment includes U S WEST Financial Services, Inc. ("U S WEST Financial Services"), which provided a variety of financial services to clients, an approximately 92% interest in Financial Security Assurance Holdings Ltd. ("FSA"), which provides financial guarantee insurance policies for corporate and municipal clients and U S WEST Real Estate, Inc., which holds a portfolio of real estate assets. On December 7, 1993, U S WEST Financial Services closed a transaction pursuant to which it sold to NationsBank Corporation assets representing approximately $2.0 billion of U S WEST Financial Services' business and finance receivables, on a consolidated basis.

    On October 12, 1993, FSA filed a registration statement with respect to a proposed underwritten initial public offering of 12 million shares of its common stock. In December, 1993, the proposed public offering was postponed indefinitely. U S WEST is continuing to explore its strategic alternatives with respect to FSA, which include a public offering or other disposition of the business.

                        U S WEST'S CONTINUING OPERATIONS

    U S WEST COMMUNICATIONS. U S WEST Communications was formed January 1, 1991, when Northwestern Bell Telephone Company ("Northwestern Bell") and Pacific Northwest Bell Telephone Company ("Pacific Northwest Bell") were merged into The Mountain States Telephone and Telegraph Company ("Mountain States"), which simultaneously changed its name to U S WEST Communications, Inc. U S WEST acquired ownership of Mountain Bell, Northwestern Bell and Pacific Northwest Bell on January 1, 1984, when American Telephone and Telegraph Company ("AT&T") transferred its ownership interests in these three wholly-owned operating telephone companies to U S WEST. This divestiture was made pursuant to a court-approved consent decree entitled the "Modification of Final Judgment" ("MFJ") which arose out of an antitrust action brought by the United States Department of Justice against AT&T.

    OPERATIONS OF U S WEST COMMUNICATIONS. U S WEST Communications serves approximately 80% of the population in the U S WEST Region and approximately 40% of the land area. At December 31, 1993, U S WEST Communications had approximately 13,843,000 telephone network access lines in service, a 3.7% increase over year end 1992.

    Under the terms of the MFJ, the U S WEST Region was divided into 29 geographical areas called "Local Access and Transport Areas" ("LATAs") with each LATA generally centered on a metropolitan area or other identifiable community of interest. The principal types of telecommunications services offered by U S WEST Communications are (i) local service, (ii) intraLATA long distance network service and (iii) exchange access service (which connects customers to the facilities of interLATA service providers). For the year ended December 31, 1993, local service, exchange access service and intraLATA long distance network service accounted for 37%, 27% and 14%, respectively, of the sales and other revenues of U S WEST's continuing operations. In 1993, revenues from a single customer, AT&T, accounted for approximately 11% of the sales and other revenues of U S WEST's continuing operations.

    U S WEST Communications incurred capital expenditures of approximately $2.2 billion in 1993 and expects to incur approximately $2.3 billion in 1994. The 1993 capital expenditures of U S WEST

Communications were substantially devoted to the continued modernization of telephone plant, including investments in fiber optic cable and the conversion of central offices to digital technology, in order to improve customer services and network productivity.

    Central to U S WEST Communications' operations in 1993 were its initial efforts respecting the Broadband Network and the Restructuring Plan. See "Recent Developments -- U S WEST Communications."

    REGULATION OF U S WEST COMMUNICATIONS. U S WEST Communications is subject to varying degrees of regulation by state commissions with respect to intrastate rates and service, and access charge tariffs. Under traditional rate of return regulation, intrastate rates are generally set on the basis of the amount of revenues needed to produce an authorized rate of return.

    U S WEST Communications has sought alternative forms of regulation ("AFOR") plans which provide for competitive parity, enhanced pricing flexibility and improved capability in bringing to market new products and services. In a number of states where AFOR plans have been adopted, such actions have been accompanied by requirements to refund revenues, reduce existing rates or upgrade service, any of which could have adverse short-term effects on earnings. Similar agreements may have resulted under traditional rate of return regulation. (See "State Regulatory Issues" under Management's Discussion and Analysis of
Financial Condition and Results of Operations on p. 21 of the 1993 Annual Report, which is incorporated by reference herein.)

    U S WEST Communications is also subject to the jurisdiction of the FCC with respect to interstate access tariffs (that specify the charges for the origination and termination of interstate communications) and other matters. U S WEST's interstate services have been subject to price cap regulation since January 1991. Price caps are a form of incentive regulation and, ostensibly, limit prices rather than profits. However, the FCC's price cap plan includes sharing of earnings in excess of authorized levels with interexchange carriers. The Company believes that competition will ultimately be the determining factor in pricing telecommunications services. In January, 1994, the FCC announced that it will begin reviewing its current form of regulation.

    In September, 1993, the FCC adopted licensing rules for Personal Communications Services ("PCS") and announced that it would auction the spectrum frequencies available for PCS in late 1994. PCS offers users mobile voice and data communications capabilities similar to existing analog cellular service. U S WEST intends to pursue PCS opportunities as they become available.

    COMPETITION. Historically, communications, entertainment and information services were provided by different companies in different industries. The convergence of these technologies is changing both the competitive environment and the way U S WEST does business. This convergence, which is being fueled by technological advances, will lead to more intense competition from companies with which U S WEST has not historically competed. U S WEST became the first of the regional holding companies to potentially compete beyond its region through its investment in TWE. (See "TWE Investment" under "Recent Developments.")

    U S WEST Communications' principal current competitors are competitive access providers ("CAPs"). Competition from CAPs is currently limited to providing large business customers (with high-volume traffic) private line access to the facilities of interexchange carriers. In coming years, CAPs could also become significant competitors for other local exchange services. MCI announced plans in early 1994 to build fiber-optic rings and local switching infrastructures in major metropolitan markets, hence providing the ability to compete directly with the local telephone company. Additionally, AT&T's entrance into the cellular communications market through its proposed acquisition of McCaw Cellular Communications Inc. has the potential to create increased competition in local exchange as well as cellular services. The loss of local exchange customers to competitors would affect multiple revenue streams, including those related to local and access services, and long-distance network services, and could have a material, adverse effect on the Company's operations.

    Competition from long-distance companies continues to erode U S WEST Communications' market share of intraLATA long-distance services such as WATS and "800." These revenues have declined over the last several years as customers have migrated to interexchange carriers that have the ability to offer these services on both an intraLATA and interLATA basis. U S WEST and its affiliates are prohibited from providing interLATA long-distance services.

    The actions of state and federal public policymakers will play an important role in determining how increased competition affects U S WEST. The Company is working with regulators and legislators to help ensure that public policies keep pace with our rapidly changing industry -- and allow the Company to bring new services to the marketplace.

    U S WEST supports regulatory reform. It is increasingly apparent that the legal and regulatory framework under which the Company operates, which includes restrictions on equipment manufacturing, prohibitions on cross-ownership of cable TV by telephone companies and the provision of cable TV programming content, and restrictions on the transport of voice, video and data across LATA boundaries, limits both competition and consumer choice. U S WEST believes that it is in the public interest to lift these restrictions and to place all competitors under the same rules to ensure the industry's technological development and long-term financial health.

    For an additional discussion respecting competition, see "Other Items" in Management's Discussion and Analysis of Financial Condition and Results of Operations on page 18 of the 1993 Annual Report, which is incorporated by reference herein.

    OTHER U S WEST SUBSIDIARIES AND INVESTMENTS. Other continuing operations include subsidiaries engaged in (i) publishing services, primarily "Yellow Pages" and other directories, (ii) designing, engineering and operating mobile telecommunications systems, (iii) cellular and land-line telecommunications, network infrastructure and cable television businesses in certain foreign countries, and (iv) entertainment services.

    U S WEST Marketing Resources Group, Inc. ("Marketing Resources"), which accounted for about 9% of U S WEST's 1993 revenues from continuing operations, publishes nearly 300 white and yellow page directories in 14 states. Marketing Resources competes with local and national publishers of directories, as well as other advertising media such as newspapers, magazines, broadcast media and direct mail. Marketing Resources intends to focus on enhancing core products, developing and packaging new information products through new and existing databases.

    U S WEST NewVector Group, Inc. ("NewVector"), which accounted for approximately 5% of U S WEST's 1993 revenues from continuing operations, provides communications and information products and services, including cellular and radio communications services, over wireless networks in 31 Metropolitan Service Areas and 34 Rural Service Areas, primarily located in the U S WEST Region. Competition for full service cellular customers is currently limited to holders of the two cellular licenses granted in a given cellular market. Despite its rapid growth, the cellular industry is faced with many challenges including the introduction of new technologies, increased competition and an uncertain regulatory environment.

    U S WEST Multimedia Communications, Inc. ("Multimedia Communications") was formed to manage the TWE Investment, and has primary responsibility for aiding U S WEST in achieving its strategic goal of becoming a leading provider of interactive, integrated communications, entertainment and information services in the U S WEST Region and other selected domestic and international markets.

    Multimedia Communications is also responsible for identifying and pursuing alliances, acquisitions and/or investments that complement U S WEST's strategy. U S WEST is seeking to strengthen its national out-of-region presence by acquiring or forming alliances with other communications, entertainment and information services companies throughout the United States. The first major step toward that goal was the TWE Investment made in September, 1993. See "Recent Developments --

TWE Investment." U S WEST intends to pursue additional out-of-region opportunities that complement its out-of-region strategy and believes that through the TWE Investment and those other opportunities it will be able to provide a variety of integrated communications, entertainment and information products and services to users through multimedia broadband networks across the United States. However, U S WEST's ability to pursue certain of those opportunities with third parties may be limited by the TWE Agreement.

    During 1993, U S WEST continued expanding its international ventures, which include investments in cable television and telecommunications, wireless communications including PCS, and international networks. See "Recent Developments -- Personal Communications Services." U S WEST's net investment in international ventures approximated $477 million at December 31, 1993, approximately 70% of which is in the United Kingdom.

    Because U S WEST's international investments are in new, developing businesses, they typically are in a high growth, investment phase for several years and do not show net income or positive cash flow until they become more mature. Consequently, start-up losses, which are part of the expected investment in these businesses, will continue in the near term. The Company's future commitment to international ventures is currently planned at about $450 million over the next five years. The Company will continue to pursue opportunities in attractive local markets around the world that fit its strategic objectives.

ITEM 2.  PROPERTIES

    The properties of U S WEST do not lend themselves to description by character and location of principal units. At December 31, 1993, the majority of U S WEST property was utilized in providing telecommunications services by U S WEST Communications. Substantially all of U S WEST Communications' central office equipment is located in owned buildings situated on land owned in fee, while many garages and administrative and business offices are in leased quarters. For information regarding the distribution of property, plant and equipment at December 31, 1993, reference is made to Schedule V on page S-1.

ITEM 3.  LEGAL PROCEEDINGS.

    On May 12, 1992, an alleged shareholder of U S WEST filed an amended class action complaint (the "Amended Complaint") in the United States District Court for the District of Colorado against U S WEST and various individuals, including certain present and former officers of U S WEST (the "Defendants"). ROSENBAUM V. U S WEST, INC. ET AL, Civ. Action No. 91-B-2164 (D. Colo. filed May 12, 1992). The Amended Complaint challenged the Defendants' actions in connection with U S WEST's real estate activities and planned work force reductions, including its December, 1991 decision to write down certain assets of U S WEST Real Estate, and related disclosures, and alleged violations of the Securities Exchange Act of 1934, the Securities Act of 1933 and the rules of the Securities and Exchange Commission. This litigation was settled by the parties and the terms of the settlement were approved by the court in November, 1993. In connection with the settlement, U S WEST issued to certified class members non-transferable rights (the "Rights") to purchase shares of common stock directly from U S WEST on a commission-free basis at a 3% discount from the average of the high and low trading prices of such stock on the New York Stock Exchange on February 23, 1994, the pricing date designated in accordance with the settlement. Class members exercised approximately 5.6 million of these Rights and, in March, 1994, approximately 5.6 million shares of U S WEST common stock were issued pursuant to the settlement.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not applicable.

                         EXECUTIVE OFFICERS OF U S WEST

    Pursuant to General Instructions G(3), the following information is included as an additional item in Part I:

                                                                                     DATE ASSUMED
        NAME                                POSITION                        AGE    PRESENT POSITION
- --------------------    ------------------------------------------------    ---    ----------------
A. Gary Ames (1)        President & Chief Executive Officer of U S WEST     49              1990
                         Communications
James T. Anderson       Vice President & Treasurer                          54              1984
J. Thomas Bouchard      Senior Vice President & Chief Human Resources       53              1989
                         Officer
Richard J. Callahan     Executive Vice President, U S WEST, & President,    52              1988
                         U S WEST International and Business Development
                         Group
Charles M. Lillis       Executive Vice President & Chief Planning           52              1987
                         Officer
Richard D. McCormick    Chairman of the Board, Chief Executive Officer &    53              1986(2)
                         President
James M. Osterhoff      Executive Vice President & Chief Financial          57              1991
                         Officer
Lorne G. Rubis          Vice President                                      43              1992(3)
Charles P. Russ III     Executive Vice President, General Counsel &         49              1992(4)
                         Secretary
Judith A. Servoss       Vice President                                      48              1987
James H. Stever         Executive Vice President                            50              1993(5)

- ------------------------
(1) Mr. Ames, while not an officer of U S WEST, performs significant policy making functions equivalent to those typically performed by an officer.
(2) Mr. McCormick was appointed Chief Executive Officer on January 1, 1991, and was elected Chairman of the Board effective May 1, 1992.
(3)   Mr. Rubis was elected Vice President effective June 6, 1992.
(4) Mr. Russ was elected Executive Vice President, General Counsel and Secretary effective June 8, 1992.
(5) Mr. Stever was elected Executive Vice President-Public Policy effective January 8, 1993.

    Executive Officers are not elected for a fixed term of office, but serve at the discretion of the Board of Directors.

    Each of the above executive officers has held a managerial position with U S WEST or an affiliate of U S WEST since 1989, except for Messrs. Osterhoff, Rubis and Russ. Mr. Osterhoff was Vice President -- Finance and Chief Financial Officer of Digital Equipment Corporation from 1985 to 1991. Mr. Rubis was Vice President -- Quality for U S WEST International and Business Development Group, a division of U S WEST, from 1991 to 1992; Director -- Quality and Service Improvement for U S WEST NewVector Group, Inc., a subsidiary of U S WEST, from 1990 to 1991. Prior to joining the U S WEST family, Mr. Rubis worked as an independent labor relations consultant and as co-founder and principal of Workplace One, Ltd., a Canadian-based consulting firm, from 1979 to 1988. In 1988, he merged his firm with Deltapoint Corp., a Seattle-based Quality Improvement consulting firm. Mr. Russ was Vice President, Secretary and General Counsel of NCR Corporation from February, 1984 to June, 1992.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The information required by this item is included on page 47 of the 1993 Annual Report under the heading "Note 14: Quarterly Financial Data (Unaudited)" and is incorporated herein by reference. The U.S. markets for trading in U S WEST common stock are the New York Stock Exchange and the Pacific Stock
Exchange. As of December 31, 1993, U S WEST common stock was held by approximately 836,328 shareholders of record.

ITEM 6.  SELECTED FINANCIAL DATA.

    The information required by this item is included on page 3 of the 1993 Annual Report under the heading "Financial Highlights" and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The information required by this item is included on pages 12 through 26 of the 1993 Annual Report and is incorporated herein by reference.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The information required by this item is included on pages 28 through 47 of the 1993 Annual Report and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information required by this item with respect to executive officers is set forth in Part I, page 10, under the caption "Executive Officers of U S WEST."

    The information required by this item with respect to Directors is included in the U S WEST definitive Proxy Statement dated March 17, 1994 ("Proxy Statement") under "Election of Directors" on pages 4 and 5 and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

    The information required by this item is included in the Proxy Statement under "Executive Compensation" on pages 14 through 21 and "Compensation of Directors" on page 10 and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information required by this item is included in the Proxy Statement under "Securities Owned by Management" on page 3 and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Not applicable.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) The following independent accountants' report and consolidated financial statements are incorporated by reference in Part II of this report on Form 10-K:

                                                                                                  PAGE NUMBER OF
                                                                                                   ANNUAL REPORT
                                                                                                 -----------------
      (1)  Report of Independent Accountants...................................................         27
      (2)  Consolidated Financial Statements:
             Consolidated Statements of Operations -- for the years ended December 31, 1993,
              1992 and 1991....................................................................         28
             Consolidated Balance Sheets as of December 31, 1993 and 1992......................         29
             Consolidated Statements of Cash Flows -- for the years ended December 31, 1993,
              1992 and 1991....................................................................         30
             Notes to Consolidated Financial Statements........................................    31 through 47
      (3)  Consolidated Financial Statement Schedules:

                                                                                                    PAGE NUMBER
                                                                                                 -----------------
             Report of Independent Accountants.................................................         16
               V -- Property, Plant and Equipment..............................................         S-1
              VI -- Accumulated Depreciation and Amortization..................................         S-2
             VIII -- Valuation and Qualifying Accounts.........................................         S-3
              IX -- Short-Term Borrowings......................................................         S-4
               X -- Supplementary Income Statement Information.................................         S-5

Financial statement schedules other than those listed above have been omitted because the required information is contained in the financial statements and notes thereto, or because such schedules are not required or applicable.

(b) Reports on Form 8-K:

        U S WEST filed the following reports on Form 8-K during the fourth quarter of 1993:

        (i) report dated October 13, 1993 relating to a press release announcing the filing by Financial Security Assurance Holdings of an initial public offering of 12,000,000 shares of common stock;

        (ii) report dated October 19, 1993 relating to a release of earnings for the period ended September 30, 1993;

       (iii) report dated November 10, 1993 filing the U.S. version of a form of Underwriting Agreement among U S WEST, Inc., Goldman, Sachs & Co., Lehman Brothers Inc., Merrill Lynch & Co., Morgan Stanley & Co. Incorporated, and Salomon Brothers, Inc. and the international version of a form of Underwriting Agreement among U S WEST, Inc., Goldman Sachs International Limited, Lehman Brothers International (Europe), Merrill Lynch International Limited, Morgan Stanley International, and Salomon Brothers International Limited; and

       (iv) report dated December 8, 1993 restating the condensed consolidated financial statements of Financial Security Assurance Inc. for nine months ended September 30, 1993 and 1992, as amended by Forms 8-K/A dated December 13 and 28, 1993.

(c) Exhibits:

       Exhibits identified in parentheses below, on file with the Securities and Exchange Commission ("SEC"), are incorporated herein by reference as exhibits hereto.

 EXHIBIT
 NUMBER
- ---------
(3a)          --      Articles of Incorporation of  U S WEST, Inc.  dated September 22, 1983  (Exhibit 3a to  Registration
                       Statement No. 2-87861).
(3a.1)        --      Articles of Amendment to the Articles of Incorporation of U S WEST, Inc. dated June 6, 1988 (Exhibit
                       3b to Form 10-K, date of report March 29, 1989, File No. 1-8611).
(3a.2)        --      Articles  of Amendment to the Articles of Incorporation of U S WEST, Inc. dated May 3, 1991 (Exhibit
                       3c to Form SE filed on March 5, 1992, File No. 1-8611).
3b            --      Bylaws of the Registrant as amended December 3, 1993.
4             --      No instrument which defines the rights  of holders of long and intermediate  term debt of U S  WEST,
                       Inc.   and  all  of  its   subsidiaries  is  filed  herewith   pursuant  to  Regulation  S-K,  Item
                       601(b)(4)(iii)(A). Pursuant to this regulation, the Registrant  hereby agrees to furnish a copy  of any such instrument to the SEC upon request.
(10a)         --      Reorganization  and Divestiture Agreement dated  as of November 1,  1983, between American Telephone and Telegraph  Company and  its affiliates,  U  S WEST,  Inc., The  Mountain States  Telephone  and
                       Telegraph  Company, Northwestern Bell  Telephone Company, Pacific  Northwest Bell Telephone Company
                       and NewVector Communications, Inc. (Exhibit  10a to Form 10-K, date  of report March 8, 1984,  File
                       No. 1-3501).
(10b)         --      Shared  Network Facilities  Agreement dated as  of January  1, 1984, between  American Telephone and
                       Telegraph Company, AT&T  Communications of  the Midwest, Inc.,  The Mountain  States Telephone  and
                       Telegraph Company, Northwestern Bell Telephone Company and Pacific Northwest Bell Telephone Company
                       (Exhibit 10b to Form 10-K, date of report March 8, 1984, File No. 1-3501).
(10c)         --      Agreement  Concerning  Termination of  the  Standard Supply  Contract  effective December  31, 1983, between American  Telephone and  Telegraph  Company, Western  Electric Company,  Incorporated,  The
                       Mountain  States  Telephone and  Telegraph Company,  Northwestern  Bell Telephone  Company, Pacific
                       Northwest Bell Telephone Company and Central Services Organization (Exhibit 10d to Form 10-K,  date of report March 8, 1984, File No, 1-3501).
(10d)         --      Agreement  Concerning  Certain Centrally  Developed Computer  Systems  effective December  31, 1983, between American  Telephone and  Telegraph  Company, Western  Electric Company,  Incorporated,  The
                       Mountain  States  Telephone and  Telegraph Company,  Northwestern  Bell Telephone  Company, Pacific
                       Northwest Bell Telephone Company and Central Services Organization (Exhibit 10e to Form 10-K,  date of report March 8, 1984, File No. 1-3501).
(10e)         --      Agreement  Concerning Patents,  Technical Information  and Copyrights  effective December  31, 1983, between American Telephone and Telegraph Company and U S WEST, Inc. (Exhibit 10f to Form 10-K, date of report March 8, 1984, File No. 1-3501).
(10f)         --      AMPS Software  Agreement effective  December  31, 1983,  between  American Telephone  and  Telegraph
                       Company  and NewVector  Communications, Inc. (Exhibit  10h to Form  10-K, date of  report March 28,
                       1984, File No. 1-8611).

 EXHIBIT
 NUMBER
- ---------
(10g)         --      Agreement Concerning Contingent Liabilities, Tax Matters and Termination of Certain Agreements dated as of November  1, 1983,  between American Telephone  and Telegraph  Company, U S  WEST, Inc.,  The
                       Mountain  States  Telephone and  Telegraph Company,  Northwestern  Bell Telephone  Company, Pacific
                       Northwest Bell Telephone Company and NewVector Communications, Inc. (Exhibit 10h to Form 10-K, date of report March 8, 1984, File No. 1-3501).
(10h)         --      Agreement Concerning Trademarks, Trade Names and Service Marks effective December 31, 1983,  between
                       American  Telephone  and Telegraph  Company,  American Information  Technologies  Corporation, Bell
                       Atlantic Corporation,  BellSouth Corporation,  Cincinnati Bell,  Inc., NYNEX  Corporation,  Pacific
                       Telesis  Group, The Southern New  England Telephone Company, Southwestern  Bell Corporation and U S
                       WEST, Inc. (Exhibit 10i to Form 10-K, date of report March 8, 1984, File No. 1-3501).
(10i)         --      U S WEST Executive Short Term  Incentive Plan (Exhibit 10i to Form  10-K filed March 19, 1993,  File
                       No. 1-8611).
(10j)         --      Financial  Counseling Program for Officers of U S  WEST (Exhibit 10-ee to Registration Statement No.
                       2-87861).
(10k)         --      U S  WEST Deferred  Compensation Plan  for  Non-Employee Directors  (Exhibit 10-ff  to  Registration
                       Statement No. 2-87861).
(10l)         --      Description  of U  S WEST Insurance  Plan of  Non-Employee Directors' Travel  and Accident Insurance
                       (Exhibit 10-gg to Registration Statement No. 2-87861).
(10m)         --      Extract from the U S WEST Management Pension  Plan regarding limitations on and payments of  pension amounts  which exceed  the limitations  contained in  the Employee  Retirement Income  Security Act
                       (Exhibit 10-hh to Registration Statement No. 2-87861).
(10n)         --      U S WEST Executive Non-Qualified Pension  Plan (Exhibit 10o to Form  10-K, date of report March  29,
                       1989, File No. 1-8611).
(10o)         --      U S WEST Deferred Compensation Plan (Exhibit 10o to Form SE filed March 5, 1992, File No. 1-8611).
(10p)         --      Description  of U S WEST Directors'  Retirement Benefit Plan (Exhibit 10p  to Form SE filed March 5,
                       1992, File No. 1-8611).
(10q)         --      U S WEST Stock Incentive  Plan (Exhibit 10r to  Form 10-K, date of report  March 29, 1989, File  No.
                       1-8611).
(10r)         --      Shareholders'  Agreement dated as of  January 1, 1988 among  Ameritech Services, Inc., Bell Atlantic
                       Management Services, Inc., BellSouth  Services Incorporated, NYNEX  Service Company, Pacific  Bell,
                       Southwestern  Bell  Telephone  Company,  The  Mountain  States  Telephone  and  Telegraph  Company,
                       Northwestern Bell Telephone Company  and Pacific Northwest Bell  Telephone Company (Exhibit 10r  to
                       Form SE filed March 5, 1992, File No. 1-8611).
(10s)         --      U  S WEST  Senior Management  Long Term Disability  and Survivor  Protection Plan  (Exhibit 10-dd to
                       Registration Statement No. 2-87861).
(10t)         --      U S WEST Mid-Career Pension Plan (Exhibit 10u to Form 10-K, date of report March 29, 1989, File  No.
                       1-8611).
(10u)         --      Form  of Executive  Severance Agreement (Exhibit  10v to Form  SE filed  on March 6,  1990, File No.
                       1-8611).

 EXHIBIT
 NUMBER
- ---------
(10v)         --      Form of U S WEST, Inc. Non-Incentive Stock Option Agreement Under the Stock Incentive Plan  (Exhibit
                       10v to Form 10-K, filed March 19, 1993, File No. 1-8611).
(10w)         --      Form  of U S WEST,  Inc. Restricted Stock Agreement  Under the Stock Incentive  Plan (Exhibit 10w to
                       Form 10-K filed March 19, 1993, File No. 1-8611).
(10x)         --      Employment letter from Richard D.  McCormick to James M. Osterhoff  dated November 1, 1991  (Exhibit
                       10x to Form 10-K filed March 19, 1993, File No. 1-8611).
(10y)         --      Assignment Agreement, dated July 13, 1993, between U S WEST Overseas Operations, Inc. and Richard J.
                       Callahan (Exhibit (10a) to Form 10-Q filed November 5, 1993).
(10z)         --      Agreement for Services, dated July 13, 1993, between U S WEST, Inc. and Richard J. Callahan (Exhibit
                       (10b) to Form 10-Q filed November 5, 1993).
(10aa)        --      Admission Agreement dated as of May 16, 1993 between Time Warner Entertainment Company, L.P. and U S
                       WEST, Inc. (Exhibit 10 to Form 8-K filed May 24, 1993).
11            --      Statement Re Computation of Per Share Earnings.
12            --      Computation of Ratio of Earnings to Fixed Charges of U S WEST, Inc. and U S WEST Financial Services,
                       Inc.
13            --      1993 Annual Report to Shareowners.
21            --      Subsidiaries of U S WEST, Inc.
23            --      Consent of Independent Accountants.
24            --      Powers of Attorney.
99a           --      Financial  Statements of Financial  Security Assurance, a 92%  owned subsidiary of U  S WEST for the year ended December 31, 1993.
99b           --      Annual Report on Form 11-K for  the U S WEST Savings Plan/ESOP  for Salaried Employees for the  year ended December 31, 1993, to be filed by amendment.
99c           --      Annual  Report on  Form 11-K  for the U  S WEST  Savings and Security  Plan/ESOP for  the year ended
                       December 31, 1993, to be filed by amendment.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Englewood, State of Colorado, on March 17, 1994.

                                          U S WEST, Inc.

                                          By        /s/ JAMES M. OSTERHOFF
                                          --------------------------------------
                                                     James M. Osterhoff
                                                EXECUTIVE VICE PRESIDENT AND
                                                   CHIEF FINANCIAL OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

   Principal Executive Officer      Chairman of the Board, President
    /s/ Richard D. McCormick*        and Chief Executive Officer
   Principal Financial Officer:     Executive Vice President and
     /s/ James M. Osterhoff*         Chief Financial Officer

           Directors:
           /s/ Richard B. Cheney*
           /s/ Remedios Diaz-Oliver*
           /s/ Grant A. Dove*
           /s/ Mary M. Gates*
           /s/ Allan D. Gilmour*
           /s/ Pierson M. Grieve*
           /s/ Shirley M. Hufstedler*
           /s/ Allen F. Jacobson*
           /s/ Richard D. McCormick*
           /s/ Frank P. Popoff*
           /s/ Glen L. Ryland*
           /s/ Jerry O. Williams*
           /s/ Daniel Yankelovich*
*By                 /s/ JAMES M. OSTERHOFF
           ----------------------------------------
                      James M. Osterhoff
             (for himself and as Attorney-in-Fact)
Dated March 17, 1994

                        INDEPENDENT ACCOUNTANTS' REPORT

    Our report on the consolidated financial statements of U S WEST, Inc., which includes an explanatory paragraph regarding the discontinuance of accounting for the operations of U S WEST Communications, Inc. in accordance with Statement of Financial Accounting Standard No. 71, "Accounting for the Effects of Certain Types of Regulation," in 1993, and a change in the method of accounting for postretirement benefits other than pensions and other postemployment benefits in 1992, has been incorporated by reference in this Form 10-K from page 27 of the 1993 Annual Report to Shareowners of U S WEST, Inc. In connection with our audits of such consolidated financial statements, we have also audited the related consolidated financial statement schedules listed in the index on page 13 of this Form 10-K for the years ended December 31, 1993, 1992 and 1991.

    In our opinion, the consolidated financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

/s/ COOPERS & LYBRAND

COOPERS & LYBRAND
Denver, Colorado
January 20, 1994

                                 U S WEST, INC.
                  SCHEDULE V -- PROPERTY, PLANT AND EQUIPMENT
                             (DOLLARS IN MILLIONS)

                                                 BALANCE AT                                                      BALANCE AT
                                                 BEGINNING      ADDITIONS                           OTHER          END OF
CLASSIFICATION                                   OF PERIOD     AT COST (A)    RETIREMENTS (B)    CHANGES (C)       PERIOD
- ---------------------------------------------    ----------    -----------    ---------------    -----------     ----------
YEAR 1993
  Land and buildings.........................    $  2,433.1    $     105.7    $         26.5     $      9.1      $  2,521.4
  Telephone network equipment and outside
   plant.....................................      21,242.7        1,646.0             643.1          233.5        22,479.1
  Other......................................       3,245.0          613.3             317.2           27.6         3,568.7
  Construction in progress...................         682.6           76.2               0.0         (166.6)          592.2
                                                 ----------    -----------    ---------------    -----------     ----------
      Total..................................    $ 27,603.4    $   2,441.2    $        986.8     $    103.6      $ 29,161.4
                                                 ----------    -----------    ---------------    -----------     ----------
                                                 ----------    -----------    ---------------    -----------     ----------
YEAR 1992
  Land and buildings.........................    $  2,317.9    $     140.0    $         21.1     $     (3.7)     $  2,433.1
  Telephone network equipment and outside
   plant.....................................      20,040.0        1,717.9             638.2          123.0        21,242.7
  Other......................................       3,359.3          506.1             711.3           90.9         3,245.0
  Construction in progress...................         658.1          190.2               0.0         (165.7)          682.6
                                                 ----------    -----------    ---------------    -----------     ----------
      Total..................................    $ 26,375.3    $   2,554.2    $      1,370.6     $     44.5      $ 27,603.4
                                                 ----------    -----------    ---------------    -----------     ----------
                                                 ----------    -----------    ---------------    -----------     ----------
YEAR 1991
  Land and buildings.........................    $  2,241.2    $     104.1    $         37.5     $     10.1      $  2,317.9
  Telephone network equipment and outside
   plant.....................................      19,310.1        1,624.4             942.7           48.2        20,040.0
  Other......................................       3,227.1          480.6             481.8          133.4         3,359.3
  Construction in progress...................         586.1          216.4               0.0         (144.4)          658.1
                                                 ----------    -----------    ---------------    -----------     ----------
      Total..................................    $ 25,364.5    $   2,425.5    $      1,462.0     $     47.3      $ 26,375.3
                                                 ----------    -----------    ---------------    -----------     ----------
                                                 ----------    -----------    ---------------    -----------     ----------

- ------------------------
NOTE: Certain reclassifications within the schedule have been made to conform to the current year presentation.
(a) Additions include transfers from construction in progress and interest charged to construction.
(b) Items of telephone plant, when retired or sold, are deducted from the property accounts at the amounts at which they are included. These amounts are estimated if not specifically identifiable. Telephone network equipment and outside plant includes the retirement of approximately $302 of fully depreciated customer premises wiring for 1991.
(c) Includes transfers from construction in progress, adjustments resulting from physical inventories and prior year reclassifications.

                                 U S WEST, INC.
            SCHEDULE VI -- ACCUMULATED DEPRECIATION AND AMORTIZATION
                             (DOLLARS IN MILLIONS)

                                                 BALANCE AT     ADDITIONS                                        BALANCE AT
                                                 BEGINNING     CHARGED TO                           OTHER          END OF
CLASSIFICATION                                   OF PERIOD       EXPENSE      RETIREMENTS (A)    CHANGES (B)       PERIOD
- ---------------------------------------------    ----------    -----------    ---------------    -----------     ----------
YEAR 1993
  Buildings..................................    $    530.0    $      80.5    $         23.1     $     68.6      $    656.0
  Telephone network equipment and outside
   plant.....................................       7,821.9        1,408.9             629.5        4,787.8        13,389.1
  Other......................................       1,305.1          452.2             229.9          357.1         1,884.5
                                                 ----------    -----------    ---------------    -----------     ----------
      Total..................................    $  9,657.0    $   1,941.6    $        882.5     $  5,213.5      $ 15,929.6
                                                 ----------    -----------    ---------------    -----------     ----------
                                                 ----------    -----------    ---------------    -----------     ----------
YEAR 1992
  Buildings..................................    $    465.5    $      71.8    $         18.5     $     11.2      $    530.0
  Telephone network equipment and outside
   plant.....................................       7,078.8        1,359.9             635.9           19.1         7,821.9
  Other......................................       1,538.0          425.9             677.6           18.8         1,305.1
                                                 ----------    -----------    ---------------    -----------     ----------
      Total..................................    $  9,082.3    $   1,857.6    $      1,332.0     $     49.1      $  9,657.0
                                                 ----------    -----------    ---------------    -----------     ----------
                                                 ----------    -----------    ---------------    -----------     ----------
YEAR 1991
  Buildings..................................    $    435.6    $      81.2    $         30.7     $    (20.6)     $    465.5
  Telephone network equipment and outside
   plant.....................................       6,684.2        1,319.1             954.7           30.2         7,078.8
  Other......................................       1,523.3          394.3             404.2           24.6         1,538.0
                                                 ----------    -----------    ---------------    -----------     ----------
      Total..................................    $  8,643.1    $   1,794.6    $      1,389.6     $     34.2      $  9,082.3
                                                 ----------    -----------    ---------------    -----------     ----------
                                                 ----------    -----------    ---------------    -----------     ----------

- ------------------------
NOTE: Certain reclassifications within the schedule have been made to conform to the current year presentation.
(a) Telephone network equipment and outside plant includes the retirement of approximately $302 of fully depreciated customer premises wiring for 1991.
(b) Consists principally of removal costs and salvage received from disposal, and the 1993 increase in accumulated depreciation recorded in conjunction with the company's decision to discontinue accounting for the operations of U S WEST Communications in accordance with SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." The impact on accumulated depre-ciation by class of plant follows:

Buildings.........................................  $      80
Telephone network equipment and outside plant.....      4,723
Other.............................................        348
                                                    ---------
    Total.........................................  $   5,151
                                                    ---------
                                                    ---------

                                 U S WEST, INC.
               SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN MILLIONS)

                                                BALANCE AT                         CHARGED TO                          BALANCE AT
                                                BEGINNING        CHARGED TO          OTHER                               END OF
                                                OF PERIOD         EXPENSE           ACCOUNTS         DEDUCTIONS          PERIOD
                                                ----------       ----------        ----------        ----------        ----------
CONTINUING OPERATIONS:
  ALLOWANCE FOR CREDIT LOSSES
    Year 1993................................   $    59.0        $  83.4(a)        $  0.8            $  89.2(b)        $    54.0
    Year 1992................................        59.2           88.9(a)          10.5               99.6(b)             59.0
    Year 1991................................        57.9          104.3(a)          (0.2)             102.8(b)             59.2
  RESERVES RELATED TO 1993 BUSINESS
   RESTRUCTURING, INCLUDING FORCE AND
   FACILITY CONSOLIDATION
    Year 1993................................   $     0.0        $1,000.0          $  0.0            $  64.3           $   935.7
  RESERVES RELATED TO 1991 BUSINESS
   RESTRUCTURING, INCLUDING FORCE REDUCTIONS
   AND THE WRITE-OFF OF CERTAIN INTANGIBLE
   ASSETS
    Year 1993................................   $   215.8        $   0.0           $  0.0            $ 120.4           $    95.4
    Year 1992................................       313.7            0.0              0.0               97.9               215.8
    Year 1991................................         0.0          363.8              0.0               50.1               313.7
DISCONTINUED OPERATIONS:
  ALLOWANCE FOR CREDIT LOSSES
    Year 1993................................   $    62.8        $  64.4           $(52.5)(c)        $  64.7(b)        $    10.0
    Year 1992................................        61.5           20.3              7.1               26.1(b)             62.8
    Year 1991................................        48.7           31.3             13.5               32.0(b)             61.5
  LOSS RESERVE ON FINANCIAL GUARANTEES (D)
    Year 1993................................   $    72.4        $ 102.7           $  0.0            $ 139.0           $    36.1
    Year 1992................................        12.4           67.5              0.0                7.5                72.4
    Year 1991................................         0.0           12.4              0.0                0.0                12.4
  OTHER (E)
    Year 1993................................   $    86.3        $   0.2           $  3.3            $  89.7(c)        $     0.1
    Year 1992................................        83.8            0.0              8.7                6.2                86.3
    Year 1991................................        96.5            0.0              6.4               19.1                83.8
  RESERVES RELATED TO 1991 BUSINESS
   RESTRUCTURING, INCLUDING REAL ESTATE
   VALUATION ALLOWANCE AND 1993 PROVISION FOR
   LOSS ON DISPOSAL OF THE CAPITAL ASSETS
   SEGMENT
    Year 1993................................   $   402.5        $ 120.0(f)        $  0.0            $ 186.0           $   336.5
    Year 1992................................       500.0            0.0              0.0               97.5               402.5
    Year 1991................................         0.0          551.1              0.0               51.1               500.0

- --------------------------
NOTE: Certain reclassifications within the schedule have been made to conform to the current year presentation.
(a) Does not include amounts charged directly to expense. These amounts were $9.5, $8.9 and $7.2 for 1993 1992 and 1991, respectively.
(b) Represents credit losses written off during the period, less collection of amounts previously written off.
(c) Primarily due to sale of U S WEST Financial Services finance receivables and assets.
(d) The company adopted SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts" in 1993. SFAS No. 113 requires reinsurance receivables to be reflected as assets rather than netted against the loss reserve. Prior years have been restated for comparability.
(e) Primarily valuation allowance related to the 1990 purchase of a $294 face amount mobile home loan portfolio for $197.
(f) Provision for estimated loss on disposal of the Capital Assets Segment of $100 and an additional provision of $20 to reflect the cumulative effect on deferred taxes of the 1993 federally mandated increase in income tax rates.

                                 U S WEST, INC.
                      SCHEDULE IX -- SHORT-TERM BORROWINGS
                             (DOLLARS IN MILLIONS)

                                                                       END OF           MAXIMUM        AVERAGE        WEIGHTED
                                                                       PERIOD           AMOUNT         AMOUNT          AVERAGE
                                                      BALANCE AT      WEIGHTED        OUTSTANDING    OUTSTANDING    INTEREST RATE
                                                        END OF         AVERAGE        DURING THE     DURING THE      DURING THE
                                                        PERIOD      INTEREST RATE     PERIOD (A)     PERIOD (B)      PERIOD (C)
                                                      ----------    -------------     -----------    -----------    -------------
YEAR 1993
  Commercial paper................................    $  1,027.7            2.77%     $  2,875.5     $  1,367.5             3.27%
  Other...........................................           1.6            4.81%           26.2           16.8             7.50%
  Current portion of long-term debt...............         794.7              NA              NA             NA               NA
  Allocated to discontinued operations............         (47.8)             NA              NA             NA               NA
                                                      ----------
      Total.......................................    $  1,776.2
                                                      ----------
                                                      ----------
YEAR 1992
  Commercial paper................................    $    306.6            3.49%     $    561.3     $    328.2             4.07%
  Other...........................................          35.5            6.75%          126.5           64.2             8.04%
  Current portion of long-term debt...............         329.7              NA              NA             NA               NA
  Allocated to discontinued operations............         (89.3)             NA              NA             NA               NA
                                                      ----------
      Total.......................................    $    582.5
                                                      ----------
                                                      ----------
YEAR 1991
  Commercial paper................................    $    267.0            5.00%     $  1,054.7     $    600.9             6.26%
  Other...........................................          26.5            6.93%           39.7           17.5             7.44%
  Current portion of long-term debt...............          73.4              NA              NA             NA               NA
                                                      ----------
      Total.......................................    $    366.9
                                                      ----------
                                                      ----------

- ------------------------
NOTE: Certain reclassifications within the schedule have been made to conform to the current year presentation.
(a)  Computed based on amounts outstanding at month end.
(b)  Computed as the cumulative monthly average divided by 12 months.
(c) Computed by dividing the aggregate related interest expense by the average amount outstanding.

                                 U S WEST, INC.
            SCHEDULE X -- SUPPLEMENTARY INCOME STATEMENT INFORMATION
                             (DOLLARS IN MILLIONS)

                                                                           CHARGED TO COSTS AND EXPENSES
                                                                         ----------------------------------
ITEM                                                                        1993        1992        1991
- -----------------------------------------------------------------------  ----------  ----------  ----------
Maintenance and repairs................................................  $  1,594.3  $  1,522.0  $  1,425.3
Property taxes.........................................................       305.9       258.8       291.5
Gross receipts taxes...................................................        77.2        74.0        94.3
Advertising............................................................       116.7       100.2        90.3

- ------------------------
NOTE: Certain reclassifications within the schedule have been made to conform to the current year presentation.

                                     [LOGO]
                                 RECYCLED PAPER