Form 10-Q
period 1994-03-31
US WEST INC
filed 1994-05-12
CIK 732718

  ____________________________________________________________________________
  ____________________________________________________________________________


                        SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C.  20549

                                   ____________

                                     FORM 10-Q
                                   ____________


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                   For the Quarterly Period Ended March 31, 1994

                                        OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from ________ to ________


                           Commission File Number 1-8611


                                  U S WEST, Inc.

  A Colorado Corporation                           IRS Employer No. 84-0926774



              7800 East Orchard Road, Englewood, Colorado 80111-2526

                           Telephone Number 303-793-6500




  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

  At April 30, 1994, 453,133,119 shares were outstanding.



  ____________________________________________________________________________
  ____________________________________________________________________________

                                   U S WEST, Inc.
                                     Form 10-Q
                                 TABLE OF CONTENTS

  Item                                                                  Page


                                 PART I - FINANCIAL INFORMATION



  1.  Financial Statements

        Consolidated Statements of Operations -
           Three Months Ended March 31, 1994 and 1993 . . . .  .  .  . .  .3

        Consolidated Balance Sheets -
           March 31, 1994 and December 31, 1993.  .  .  .  .  .  .  .  .  .4

        Consolidated Statements of Cash Flows -
           Three Months Ended March 31, 1994 and 1993.  .  .  .  .  .  .  .6

        Notes to Consolidated Financial Statements.  .  .  .  .  .  .  .  .7

  2.  Management's Discussion and Analysis of Financial
        Condition and Results of Operations .  .  .  .  .  .  .  .  .  .  10



                            PART II - OTHER INFORMATION


  4.  Submission of Matters to a Vote of Security Holders  .  .  .  .  .  14

  6.  Exhibits and Reports on Form 8-K.  .  .  .  .  .  .  .  .  .  .  .  14




















                                         2









  Form 10-Q - Part I

  CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
  ___________________________________________________________________________

                                                      Three Months Ended
  Dollars in millions                                      March 31,
  (except per share amounts)                      1994                  1993
  ___________________________________________________________________________
  Sales and other revenues                      $2,641                $2,510

  Employee-related costs                           911                   870
  Other operating expenses                         477                   472
  Taxes other than income taxes                    108                   105
  Depreciation and amortization                    503                   490
  Interest expense                                 109                   106
  Other expense - net                               11                    18
                                               -------               -------
    Income from continuing operations
       before income taxes                         522                   449

  Provision for income taxes                       198                   153
                                               -------               -------
  Income from continuing operations                324                   296
  Discontinued operations, net of tax               -                     20
                                               -------               -------
  NET INCOME                                      $324                  $316
                                               =======               =======
  Earnings per share:
    Continuing operations                        $0.73                 $0.71
    Discontinued operations                         -                   0.05
                                               -------               -------
  EARNINGS PER SHARE                             $0.73                 $0.76
                                               =======               =======
  DIVIDENDS PER SHARE                           $0.535                $0.535
                                               =======               =======

  See Notes to Consolidated Financial Statements.

  Form 10-Q - Part I

  CONSOLIDATED BALANCE SHEETS (Unaudited)
  ____________________________________________________________________________

                                                  March 31,       December 31,
  Dollars in millions                               1994              1993
  ____________________________________________________________________________

  ASSETS

    Current assets
      Cash and cash equivalents                     $446               $128
      Accounts and notes receivable                1,544              1,570
      Inventories and supplies                       203                193
      Prepaid and other                              648                609
                                              ----------           --------
    Total current assets                           2,841              2,500
                                              ----------           --------
    Property, plant and equipment                 29,441             29,161
       Less: Accumulated depreciation             16,225             15,929
                                              ----------           --------
    Net property, plant and equipment             13,216             13,232

    Investment in Time Warner Entertainment        2,529              2,552
    Net assets of discontinued operations            515                554
    Other assets                                   2,078              1,842
                                              ----------           --------

    Total assets                                 $21,179            $20,680
                                              ==========           ========

  See Notes to Consolidated Financial Statements.

  Form 10-Q - Part I

  CONSOLIDATED BALANCE SHEETS (Unaudited), Continued
  ____________________________________________________________________________

                                                     March 31,    December 31,
  Dollars in millions                                  1994           1993
  ____________________________________________________________________________

  LIABILITIES AND SHAREOWNERS' EQUITY

    Current liabilities
      Short-term debt                                  $2,093         $1,776
      Accounts payable                                    708            977
      Current portion of restructuring charges            443            456
      Other                                             1,911          1,772
                                                    ----------       --------
    Total current liabilities                           5,155          4,981
                                                    ----------       --------


    Long-term debt                                      5,349          5,423
    Postretirement and other postemployment
      benefit obligations                               2,432          2,699
    Deferred taxes, credits and other                   1,868          1,716


    Shareowners' equity
      Common shares - no par, 2,000,000,000
        authorized, 452,825,531 and 441,139,829
        outstanding, respectively                       7,457          6,996
      Accumulated deficit                                (839)          (892)
      LESOP guarantee                                    (243)          (243)
                                                    ----------       --------
    Total shareowners' equity                           6,375          5,861
                                                    ----------       --------

    Total liabilities and shareowners' equity         $21,179        $20,680
                                                    ==========       ========



  See Notes to Consolidated Financial Statements.

  Form 10-Q - Part I

  CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
  ____________________________________________________________________________

                                                         Three Months Ended
                                                              March 31,
  Dollars in millions                                    1994          1993
  ____________________________________________________________________________
  OPERATING ACTIVITIES
    Net income                                           $324          $316
    Adjustments to net income:
      Depreciation and amortization                       503           490
      Discontinued operations                               -           (20)
      Deferred income taxes and amortization
        of investment tax credits                          75            17
      Changes in operating assets and liabilities:
        Accounts and notes receivable                      26           (23)
        Inventories, supplies and other                   (59)          (71)
        Accounts payable and accrued liabilities          (44)          136
      Other adjustments - net                             (68)         (189)
                                                    ----------      --------
    Cash provided by operating activities                 757           656
                                                    ----------      --------
  INVESTING ACTIVITIES
    Expenditures for property, plant and equipment       (654)         (640)
    Proceeds from disposals of property, plant
      and equipment-net                                    18            22
    Other - net                                           (76)          (73)
                                                    ----------      --------
    Cash (used) for investing activities                 (712)         (691)
                                                    ----------      --------
   FINANCING ACTIVITIES
    Net proceeds from short-term debt                     335           422
    Proceeds from long-term debt                          182           112
    Repayments of long-term debt                         (116)         (229)
    Dividends paid                                       (223)         (201)
    Proceeds from issuance of common stock                256            19
                                                    ----------      --------
    Cash provided by financing activities                 434           123
                                                    ----------      --------
    Cash provided by continuing operations                479            88
                                                    ----------      --------
    Cash provided by (used for) discontinued
      operations                                         (161)           25
                                                    ----------      --------
  CASH AND CASH EQUIVALENTS
    Increase                                              318           113
    Beginning balance                                     128           159
                                                    ----------      --------
    Ending balance                                       $446          $272
                                                    ==========      ========


  See Notes to Consolidated Financial Statements.

  Form 10-Q - Part I


                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Dollars in millions)
                                          (Unaudited)

  A.  Consolidated Financial Statements

       The consolidated financial statements have been prepared by U S WEST, Inc. ("U S WEST" or "Company"), pursuant to the rules and regulations of the SEC (Securities and Exchange Commission). Certain information and footnote disclosures normally accompanying financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of the Company's management, the consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial information set forth therein. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the year ended December 31, 1993.

       Certain reclassifications within the consolidated financial statements have been made to conform to the current year presentation.

 B.    Investment in Time Warner Entertainment

       On September 15, 1993, U S WEST acquired 25.51 percent pro-rata priority capital and residual equity interests in Time Warner Entertainment Company L.P. (TWE). Summarized operating results for TWE follow:

                                                       Three Months Ended
                                                          March 31, 1994
            Revenues                                           $1,919
            Operating expenses*                                 1,716
            Interest and other - net**                            151
                                                              --------
      Income before income taxes                                  $52
                                                              ========
      Net income                                                  $48
                                                              ========

  *  Includes depreciation and amortization of $213
  ** Includes corporate services of $15

      The Company accounts for its investment in TWE under the equity method of accounting. U S WEST's recorded share of TWE's operating results is based on (1) TWE allocated net income or loss adjusted for the amortization of the excess of fair market value over the book value of the partnership assets; and (2) special income allocations as defined in the TWE Partnership Agreement.

  Form 10-Q - Part I


                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Dollars in millions)
                                          (Unaudited)
  C.  Discontinued Operations

       The Company's consolidated financial statements reflect the operating results of discontinued operations separately from continuing operations. Discontinued operations includes activities related to financial services and the financial guarantee insurance operations, in addition to U S WEST Real Estate, Inc. Prior periods have been restated to exclude the effects of discontinued operations.

       On April 11, 1994, U S WEST signed an agreement to sell 2 million shares of its common stock in Financial Security Assurance (FSA) to Fund American Enterprises Holdings, Inc. (FFC). In conjunction with the sale agreement, FSA issued, on May 6, 1994, 7.5 million shares (including the 2 million shares of common stock to be purchased by FFC and excluding shares issuable upon exercise of the over-allotment option) at $20 per share. Pursuant to the sale and offering, U S WEST reduced its ownership interest in FSA to 62.8 percent.

       Sales and other revenues of discontinued operations for first quarter 1994 and 1993 were $305 and $142, respectively. In January 1994, U S WEST Real Estate Inc. sold two properties for approximately $230. The sales were in line with company estimates.

       The assets and liabilities of the Capital Assets segment have been separately classified on the balance sheet as net assets of discontinued operations. Following is a summary of the net assets of discontinued operations:

  ____________________________________________________________________________
                                           March 31,            December 31,
  Dollars in millions                        1994                   1993
  ____________________________________________________________________________
  ASSETS

  Cash and cash equivalents                     $36                    $24
  Finance receivables - net                   1,109                  1,131
  Investment in real estate - net               509                    711
  Bonds, at market value                        866                    894
  Other assets                                  773                    600
                                             ------               --------
  Total assets                               $3,293                 $3,360
                                             ======               ========
  LIABILITIES

  Debt                                       $1,477                 $1,496
  Deferred income taxes                         681                    681
  Unearned premiums                             332                    346
  Accounts payable and accrued liabilities      238                    243
  Minority interests                             50                     40
                                             ------               --------
  Total liabilities                          $2,778                 $2,806
                                             ======               ========
  Net assets of discontinued operations        $515                   $554
                                             ======               ========

                                        8

  Form 10-Q - Part I


                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Dollars in millions)
                                          (Unaudited)


  D. Contingencies

       At U S WEST Communications, there are pending regulatory actions in local regulatory jurisdictions that call for price decreases, refunds or both. In one such instance, the Utah Supreme Court has remanded a Utah Public Service Commission ("PSC") order to the PSC for reconsideration, thereby establishing two exceptions to the rule against retroactive ratemaking: 1) unforeseen and extraordinary events, and 2) misconduct.
  The Commission's initial order denied a refund request from interexchange carriers and other parties related to the Tax Reform Act of 1986. If the Commission finds that either of the exceptions apply, the Company could be liable for refunds, although at this time any such amount is not reasonably estimable since the case is still in the discovery process.

  E. Selected Financial Data

       Selected financial data for U S WEST Financial Services, Inc. ("Financial Services"), a wholly-owned subsidiary of U S WEST, follows. The financial results of the Capital Assets segment, which includes Financial Services, are excluded from continuing operations due to the Company's decision to dispose of the segment.

                                                Three Months Ended
                                                     March 31,
                                               1994              1993
       Operating revenues                       $17               $70

                                                     As of
                                            March 31      December 31,
                                               1994              1993
       Net finance receivables               $1,005            $1,020
       Total assets                           1,524             1,784
       Total debt                               750               957
       Total liabilities                      1,475             1,735
       Shareowner's equity                       49                49



  Form 10-Q - Part I


  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share amounts)

  Results of Operations

       Comparative details of Company operations  for the three months ended
  March 31 follow:
                                           Three Months Ended
                                                March 31,         %
                                        1994             1993   Change
  Sales and other revenues            $2,641           $2,510     5.2

  Employee-related costs                 911              870     4.7
  Other operating expenses               477              472     1.1
  Taxes other than income taxes          108              105     2.9
                                      -------         -------
  Earnings before interest, taxes,
     depreciation, amortization and
     other (EBITDA)                   $1,145           $1,063     7.7
                                      =======         =======

  Income from continuing operations     $324             $296     9.5
                                      =======         =======

  Earnings per share from
    continuing operations              $0.73            $0.71     2.8
                                      =======         =======

       U S WEST's first quarter income from continuing operations increased by $28, or 9.5 percent, compared to the same period last year. Excluding the sale of certain rural telephone exchanges by U S WEST Communications, income from continuing operations increased by $13, or 4.4 percent. Income from continuing operations excludes results from U S WEST's Capital Assets segment, which is a discontinued operation as discussed in Note C to the Consolidated Financial Statements.

       U S WEST's volume growth, and the effect of continued cost controls, resulted in a 7.7 percent increase in earnings before interest, taxes, depreciation, amortization and other (EBITDA).

  Form 10-Q - Part I


  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share amounts), Continued

  Sales and Other Revenues

       An analysis of the change in revenues follows:
                                           Lower
                                  Price   (Higher)                   Inc(Dec)
                                 Changes  Refunds  Demand   Other    $    %
  ----------------------------------------------------------------------------
       U S WEST Communications:
         Local service              $1       ($5)    $52      -     $48   5.1
         Interstate access         (15)       (2)     43    $(2)     24   4.5
         Intrastate  access         (3)       (2)      9      -       4   2.4
         Long distance              (1)        1      (5)     -      (5) (1.4)
         Other services                                       6       6   4.3
  -----------------------------------------------------------------------------
                                  ($18)      ($8)    $99     $4     $77   3.6
         Cellular                                                    51  43.6
         Publishing                                                  10   4.3
         Other                                                       (7)   -
  -----------------------------------------------------------------------------
       U S WEST Consolidated                                       $131   5.2
  -----------------------------------------------------------------------------

      The increase in revenues for the first quarter was largely due to increased demand for services at U S WEST Communications. Continued subscriber growth in the Company's cellular business also contributed to revenue growth. The Company increased its cellular subscriber base by 53 percent, to approximately 665,000, during the last 12 months.

       Local service revenues at U S WEST Communications increased principally as a result of higher demand for services, as evidenced by an increase of 490,000 access lines, or 3.6 percent, during the last 12 months. Access line growth was 3.8 percent adjusted for the sale of approximately 20,000 rural telephone access lines.

      Increased demand for access services more than offset the effects of rate reductions and refunds. Billed access minutes of use increased by 9.1 percent over the first quarter of last year. Long distance network revenues decreased due principally to the continuing effects of competition. Revenues from other services increased primarily as a result of continued market penetration in voice messaging services.

  Costs and Expenses

       Consolidated employee-related costs increased by $41, or 4.7 percent, during the first quarter as compared to the same period last year. The increase is primarily due to the elimination of the pension credit (resulting from changes in actuarial assumptions) and additional costs associated with customer service initiatives in the current year. Partially offsetting this increase was a reduction in postretirement benefits expense. Other operating expenses increased by $5, or 1.1 percent. Higher selling costs related to growth in the cellular subscriber base contributed to the increase.

  Form 10-Q - Part I


  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share amounts), Continued

       Increased depreciation and amortization expense was attributable to the aggregrate effects of a higher depreciable asset base and the discontinuance of Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation."

       Interest expense increased slightly, primarily as a result of the financing costs associated with the TWE investment. This increase was largely offset by the refinancing of debt in the prior year to take advantage of lower interest rates, in addition to a reclassification of capitalized interest in the current year. Pursuant to the discontinuance of SFAS No. 71, interest capitalized as a component of plant construction is being offset against interest expense.

       Other expense decreased during the first quarter primarily due to a pretax gain of $24 on the sale of certain rural telephone exchanges by U S WEST Communications. Partially offsetting this gain was the reclassification of capitalized interest and higher losses associated with developing businesses.

       The effective tax rate was 37.9 percent in the first quarter compared to 34.1 percent in the same period last year. This increase is primarily a result of the effects of discontinuing SFAS No. 71, the 1993 federally-mandated increase in income tax rates, and an increase in income before income taxes.

  Restructuring Charges

       The Company's 1993 third-quarter results included a $1 billion restructuring charge (pretax). The related restructuring plan is designed to provide faster, more responsive customer services while reducing the costs of providing these services. As part of the plan, the Company is developing new systems that will enable it to monitor networks to reduce the risk of service interruptions, activate telephone service on demand, provide automated inventory systems and centralize its service centers so that customers can have their telecommunications needs resolved with one phone call. The Company will also reduce its work force by aproximately 8,000 employees (in addition to the remaining employee reductions pursuant to the restructuring plan announced in 1991) by the end of 1996.

       U S WEST Communications has begun the time-intensive staffing process necessary to consolidate the operations of its existing 560 customer
  centers into 26 customer centers in ten cities.   Charges amounting to $2
  and $8 for center moves and systems development, respectively, have been
  charged against the reserve in the first quarter.   These charges will
  accelerate over the remainder of 1994 as the Company continues consolidation of the customer service centers and development of the new systems.

       The Company's 1991 restructuring plan included a pretax charge of $364 due to planned work-force reductions and the write-off of certain intangible and other assets. The plan will result in a work-force reduction of approximately 6,000 employees, of which approximately 5,200 have left the Company as of March 31, 1994. The portion of the restructuring charge related to work-force reductions was $240, of which approximately $45 was unused at March 31, 1994. The remaining balance of the restructuring reserve will be used by the end of 1994.

  Form 10-Q - Part I


  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share amounts), Continued

  Liquidity and Capital Resources

       Cash provided by operations increased by $101 over the first three months of 1993, primarily due to a decrease in cash funding related to postretirement benefits during the first quarter of 1994. In the first quarter of 1994, the funding for postretirement benefits was $288, of which approximately $185 was in the form of a stock contribution, compared to cash funding of $246 in the first quarter last year. Details of cash provided by operating activities are provided in the Consolidated Statements of Cash Flows.

       In March 1994 approximately 5.5 million shares of common stock were issued in connection with the settlement of shareholder litigation ("Rosenbaum v. U S WEST Inc. et al.") for proceeds of approximately $210.

  Contingencies

        At U S WEST Communications, there are pending regulatory actions in local regulatory jurisdictions that call for price decreases, refunds or both. In one such instance, the Utah Supreme Court has remanded a Utah Public Service Commission ("PSC") order to the PSC for reconsideration, thereby establishing two exceptions to the rule against retroactive ratemaking: 1) unforeseen and extraordinary events, and 2) misconduct.
  The Commission's initial order denied a refund request from interexchange carriers and other parties related to the Tax Reform Act of 1986. If the Commission finds that either of the exceptions apply, the Company could be liable for refunds, although at this time any such amount is not reasonably estimable since the case is still in the discovery process.

                                  PART II - OTHER INFORMATION

  Form 10-Q - Part II


  Item 4.  Submission of Matters to a Vote of Security Holders

            Not Applicable.

  Item 6.  Exhibits and Reports on Form 8-K

  (a) Exhibits

         Exhibits identified in parentheses below, on file with the Securities and Exchange Commission, are incorporated by reference as exhibits hereto.

         Exhibit
         Number

           11 Statement regarding computation of earnings per share of U S WEST, Inc.

           12 Statement regarding computation of earnings to fixed charges ratio of U S WEST, Inc. and U S WEST Financial Services, Inc.

           99 Financial statements of Financial Security Assurance Inc., a 92 percent-owned subsidiary of the Company, for the quarterly period ended March 31, 1994.

  (b) Reports on Form 8-K

         U S WEST filed the following reports on Form 8-K during the first quarter of 1994:

          (i) report dated January 21, 1994, concerning the release of earnings for the fourth quarter and year ended December 31, 1993.

         (ii) report dated February 24, 1994, concerning the Company's announcement that it expects to issue 5.6 million shares of common stock in settlement of a class-action suit filed against the Company and other individuals in December 1991.

  Form 10-Q U S WEST, Inc.


                                        SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          /s/ James M. Osterhoff
                                          ----------------------
  May 12, 1994                                U S WEST, Inc.
                                              James M. Osterhoff
                                              Executive Vice President
                                              and Chief Financial Officer