Form 10-Q
period 1994-06-30
US WEST INC
filed 1994-08-12
CIK 732718

  ------------------------------------------------------------------------
  ------------------------------------------------------------------------


                   SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549

                              ------------

                                FORM 10-Q
                              ------------
       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

            For the Quarterly Period Ended June 30, 1994

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

                         Telephone Number 303-793-6500




      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

         At July 31, 1994, 454,427,703 shares were outstanding.



- ----------------------------------------------------------------------
- ----------------------------------------------------------------------

                                U S WEST, Inc.
                                  Form 10-Q
                              TABLE OF CONTENTS

Item                                                             Page


                       PART I - FINANCIAL INFORMATION




1.  Financial Statements

      Consolidated Statements of Operations -
        Three and six months ended June 30, 1994 and 1993  .  .3

      Consolidated Balance Sheets -
        June 30, 1994 and December 31, 1993 .  .  .  .  .  .  .4

      Consolidated Statements of Cash Flows -
        Six months ended June 30, 1994 and 1993  .  .  .  .  . 6

      Notes to Consolidated Financial Statements .  .  .  .  . 7

2.  Management's Discussion and Analysis of Financial
      Condition and Results of Operations .  .  .  .  .  .  . 11



                         PART II - OTHER INFORMATION

1.  Legal Proceedings  .  .  .  .  .  .  .  .  .  .  .  .  .  21

4.  Submission of Matters to a Vote of Security Holders  .  . 21

6.  Exhibits and Reports on Form 8-K .  .  .  .  .  .  .  .  .22



Form 10-Q - Part I

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)       U S WEST, Inc.
- ----------------------------------------------------------------------
                                 Three Months Ended   Six Months Ended
Dollars in millions                    June 30,           June 30,
(except per share amounts)        1994       1993      1994      1993
- ----------------------------------------------------------------------
Sales and other revenues         $2,708    $2,541    $5,349    $5,051
Employee-related costs              943       883     1,854     1,753
Other operating expenses            518       495       995       967
Taxes other than income taxes       105       105       213       210
Depreciation and amortization       507       498     1,010       988
Interest expense                    110       107       219       213
Other income (expense) - net         84       (17)       73       (35)
                                -------    -------   ------    -------
Income from continuing
  operations before income
  taxes and extraordinary item      609       436     1,131       885
Provision for income taxes          234       145       432       298
                                -------    -------   ------    -------
Income from continuing
  operations before
  extraordinary item                375       291       699       587
Discontinued operations:
  Income to June 1, 1993,
    net of tax                        -        18         -        38
  Estimated loss from June 1, 1993
    through disposal, net of tax      -      (100)        -      (100)
                                -------    -------   ------    -------
Income before extraordinary
  item                              375       209       699       525
Extraordinary item:
  Early extinguishment of debt,
    net of tax                        -       (50)        -       (50)
                                -------    -------   ------    -------
NET INCOME                         $375      $159      $699      $475
                                =======    =======   ======    =======
Earnings (loss) per share:
  Continuing operations           $0.83     $0.70     $1.56     $1.41
  Discontinued operations:
    Income to June 1, 1993            -      0.04         -      0.09
    Estimated loss from June 1,
      1993 through disposal           -     (0.24)        -     (0.24)
                                -------    -------   ------    -------
Income before extraordinary
  item                             0.83      0.50      1.56       1.26
Extraordinary item:
    Early extinguishment of
      debt, net of tax                -     (0.12)        -      (0.12)
                                -------    -------   ------     -------
EARNINGS PER SHARE                $0.83      $0.38    $1.56      $1.14
                                =======    =======   ======     =======

DIVIDENDS PER SHARE              $0.535     $0.535    $1.07      $1.07
                                =======    =======   ======     =======

See Notes to Consolidated Financial Statements.


Form 10-Q - Part I

CONSOLIDATED BALANCE SHEETS (Unaudited)               U S WEST, Inc.
- ----------------------------------------------------------------------
                                       June 30,        December 31,
Dollars in millions                       1994             1993
- ----------------------------------------------------------------------

ASSETS

  Current assets
  Cash and cash equivalents               $229              $128
    Accounts and notes receivable        1,768             1,570
    Inventories and supplies               224               193
    Other                                  671               609
                                       --------          --------
  Total current assets                   2,892             2,500
                                       --------          --------

  Gross property, plant and
    equipment                           29,697            29,161
  Accumulated depreciation              16,481            15,929
                                      ---------          --------
  Property, plant and equipment -
    net                                 13,216            13,232

Investment in Time Warner
    Entertainment                        2,535             2,552
  Net assets of discontinued
    operations                             336               554
  Other assets                           2,214             1,842
                                      ---------          --------

  Total assets                         $21,193           $20,680
                                      =========          ========





See Notes to Consolidated Financial Statements.

Form 10-Q - Part I

CONSOLIDATED BALANCE SHEETS (Unaudited), Continued     U S WEST, Inc.
- ---------------------------------------------------------------------
                                        June 30,        December 31,
Dollars in millions                       1994              1993
- ---------------------------------------------------------------------

LIABILITIES AND SHAREOWNERS' EQUITY

  Current liabilities
    Short-term debt                     $1,981          $1,776
    Accounts payable                       700             977
    Current portion of restructuring
      charges                              428             456
    Other                                1,933           1,772
                                       --------        --------
  Total current liabilities              5,042           4,981
                                       --------        --------


  Long-term debt                         5,250           5,423
  Postretirement and other
    postemployment benefit obligations   2,464           2,699
  Deferred taxes, credits and other      1,840           1,716
  Shareowners' equity
    Common shares - no par,
      2,000,000,000 authorized,
      454,299,067 and 441,139,829
      outstanding, respectively          7,514           6,996
    Retained earnings (deficit)           (701)           (892)
    LESOP guarantee                       (216)           (243)
                                       --------        --------
  Total shareowners' equity              6,597           5,861
                                       --------        --------

  Total liabilities and shareowners'
    equity                             $21,193         $20,680
                                       ========        ========




  See Notes to Consolidated Financial Statements.

Form 10-Q - Part I

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)      U S WEST, Inc.
- ---------------------------------------------------------------------
                                              Six Months Ended
                                                  June 30,
Dollars in millions                       1994                1993
- ---------------------------------------------------------------------
OPERATING ACTIVITIES
  Net income                                $699              $475
  Adjustments to net income:
    Depreciation and amortization          1,010               988
    Discontinued operations                    -                62
    Deferred income taxes and amortization
      of investment tax credits               90                 6
    Changes in operating assets and
      liabilities:
      Accounts and notes receivable          (53)              (38)
      Inventories, supplies and other       (101)              (87)
      Accounts payable and accrued
        liabilities                          (20)               39
    Other adjustments - net                  (87)             (124)
                                          -------           -------
  Cash provided by operating activities    1,538             1,321
                                          -------           -------
INVESTING ACTIVITIES
  Expenditures for property, plant
    and equipment                         (1,282)           (1,185)
  Proceeds from disposals of property,
    plant and equipment                       47                17
  Other - net                               (241)              (93)
                                          -------           -------
  Cash (used) for investing activities    (1,476)           (1,261)
                                          -------           -------
FINANCING ACTIVITIES
  Net proceeds from short-term debt          212               201
  Proceeds from issuance of
    long-term debt                           251               587
  Repayments of long-term debt              (327)             (232)
  Dividends paid                            (440)             (404)
  Proceeds from issuance of common stock     295                42
                                          -------           -------
  Cash provided by (used for)
    financing activities                      (9)              194
                                          -------           -------
  Cash provided by continuing operations      53               254
                                          -------           -------
  Cash provided by (used for)
    discontinued operations                   48              (134)
                                          -------           -------
CASH AND CASH EQUIVALENTS
  Increase                                   101               120
  Beginning balance                          128               159
                                          -------           -------
  Ending balance                            $229              $279
                                          =======           =======




See Notes to Consolidated Financial Statements.

Form 10-Q - Part I

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (Dollars in millions)
                             (Unaudited)

A.  Summary of Significant Accounting Policies

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

Computer Software

     The cost of computer software, whether purchased or developed internally, is charged to expense with two exceptions. Initial operating system software is capitalized and amortized over the life of the related hardware, and initial network applications software is capitalized and amortized over three years. Subsequent upgrades to capitalized software are expensed.


Research and Development

      The Company has recognized $47, $61, and $60 for research and development expense in 1993, 1992 and 1991, respectively.
Approximately half of this activity was conducted at Bell
Communications Research, Inc. ("Bellcore"), one-seventh of which is owned by U S WEST Communications, Inc. ("USWC").

Form 10-Q - Part I

                        (Dollars in millions)
                             (Unaudited)

B.  Investment in Time Warner Entertainment

    On September 15, 1993, U S WEST acquired 25.51 percent pro-rata priority capital and residual equity interests in Time Warner
Entertainment Company L.P. ("TWE").  Summarized operating results for
TWE follow:

                              Three Months Ended      Six Months Ended
                                    June 30,               June 30,
                                     1994                    1994
                                     ----                    ----
     Revenues                       $2,055                 $3,974
     Operating expenses*             1,828                  3,544
     Interest and other - net**        159                    310
                                     -----                  -----
     Income before income taxes        $68                   $120
                                     =====                  =====
     Net Income                        $56                   $104
                                     =====                  =====

     * Includes depreciation and amortization of $240 and $453 for the three and six months ended, respectively.
     ** Includes corporate services of $15 and $30 for the three and six months ended, respectively.

The Company accounts for its investment in TWE under the equity method of accounting. U S WEST's recorded share of TWE's operating results is based on (1) TWE allocated net income or loss adjusted for the amortization of the excess of fair market value over the book value of the partnership assets; and (2) special income allocations as defined in the TWE Partnership Agreement.

C.  Contingencies

     At USWC, there are pending regulatory actions in local regulatory jurisdictions that call for price decreases, refunds or both. In one such instance, the Utah Supreme Court has remanded a Utah Public Service Commission ("PSC") order to the PSC for reconsideration, thereby establishing two exceptions to the rule against retroactive ratemaking: 1) unforeseen and extraordinary events, and 2) misconduct. The Commission's initial order denied a refund request from interexchange carriers and other parties related to the Tax Reform Act of 1986. If the Commission finds that either of the exceptions apply, the Company could be liable for refunds, although at this time any such amount is not reasonably estimable since the case is still in the discovery process.

D. Extraordinary Item - Debt Refinancing

     In the second quarter of 1993, USWC called for early redemption 11 long-term debt issues totaling $1.5 billion in par value. These early redemptions allowed the Company to take advantage of favorable interest rates. One-time costs associated with the redemptions reduced second quarter 1993 net income by $50, net of income tax benefits of $31.

Form 10-Q - Part I

                     (Dollars in millions)
                          (Unaudited)

E.  Discontinued Operations

     During second quarter 1993, the U S WEST Board of Directors approved a plan to dispose of the Capital Assets segment. Discontinued operations includes activities related to real estate, financial services and the financial guarantee insurance operations. The Company's consolidated financial statements reflect the operating results of the Capital Assets segment separately from continuing operations. As a result of the discontinued operations, in second quarter 1993, the Company recorded a provision for estimated loss on disposal of $100, net of $61 in income taxes. Income from discontinued operations to June 1, 1993 was $38, net of $15 in income taxes.

     On May 6, 1994, Financial Security Assurance ("FSA") sold 7.5 million shares, including 2 million shares sold to Fund American Enterprises Holdings, Inc. ("FFC"), in an initial public offering of its common stock at $20 per share. In June 1994, an additional .6 million shares were issued at $20 per share in connection with an over-allotment option. U S WEST received $154 in proceeds from the offering. Pursuant to the sale and offering, U S WEST reduced its ownership interest in FSA to 60.5 percent.

      Sales and other revenues of discontinued operations follow:
                                                1994        1993
                                               -----       -----
  Sales and other revenues:
       Second quarter                          $57         $139
       Six months                              361          281

     Sales and other revenues of discontinued operations include the sale of two properties for approximately $230 during the first quarter of 1994. The sales were in line with Company estimates. Revenues and operating expenses of discontinued operations subsequent to June 1, 1993, are being deferred and charged against the related reserves.

Form 10-Q - Part I

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                        (Dollars in millions)
                             (Unaudited)
     The assets and liabilities of the Capital Assets segment have been separately classified on the balance sheet as net assets of discontinued operations.  Following is a summary of the net assets of discontinued operations:
- ---------------------------------------------------------------------

                                          June 30,       December 31,
Dollars in millions                         1994            1993
- ----------------------------------------------------------------------
ASSETS

Cash and cash equivalents                    $28            $24
Finance receivables - net                  1,103          1,131
Investment in real estate - net              545            711
Bonds, at market value                       871            894
Other assets                                 660            600
                                          -------        -------
Total assets                              $3,207         $3,360
                                          =======        =======
LIABILITIES

Debt                                      $1,423         $1,496
Deferred income taxes                        681            681
Unearned premiums                            400            346
Accounts payable and accrued liabilities     139            243
Minority interests                           228             40
                                         -------        -------
Total liabilities                         $2,871         $2,806
                                         =======        =======
Net assets of discontinued operations       $336           $554
                                         =======        =======
Selected Financial Data

Selected financial data for U S WEST Financial Services, Inc., a wholly-owned subsidiary of U S WEST, follows.

                           Three Months Ended       Six Months Ended
                                June 30,                June 30,
                            1994        1993        1994        1993
                            ----        ----        ----        ----
Operating revenues          $13         $73         $30         $143
                                             As of
                                      June 30,    December 31,
                                        1994         1993
                                        ----         ----
Net finance receivables                $1,003      $1,020
Total assets                            1,521       1,784
Total debt                                750         957
Total liabilities                       1,472       1,735
Shareowner's equity                        49          49

                                   10

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share amounts)

Results of Operations
     Comparative details of continuing operations for the three and six months ended June 30 follow:
                           Three                     Six
                         Months Ended            Months Ended
Dollars in millions       June 30,        %        June 30,      %
(except per share
   amounts)              1994    1993   Change   1994   1993   Change
- -------------------------------------------------------------  ------
Sales and other
  revenues              $2,708  $2,541   6.6   $5,349  $5,051   5.9
Employee-related costs     943     883   6.8    1,854   1,753   5.8
Other operating
  expenses                 518     495   4.6      995     967   2.9
Taxes other than income
  taxes                    105     105   0.0      213     210   1.4
                        ------  ------         ------  ------
Earnings before
  interest, taxes,
  depreciation,
  amortization and
  other (EBITDA)        $1,142  $1,058   7.9   $2,287  $2,121   7.8
                        ======  ======         ======  ======

Income from continuing
  operations              $375    $291  28.9     $699    $587  19.1
                        ======  ======         ======  ======
Earnings per share
  from continuing
  operations             $0.83   $0.70  18.6    $1.56   $1.41  10.6
                        ======  ======         ======  ======

     U S WEST's second quarter income from continuing operations increased by $84, or 28.9 percent, compared to the same period last year. Excluding the sale of certain rural telephone exchanges by USWC and the sale of U S WEST's paging unit, resulting in gains of $17 and $41, respectively, income from continuing operations increased by $26, or 8.9 percent. Income from continuing operations excludes results from U S WEST's Capital Assets segment, which is a discontinued operation as discussed in Note E to the Consolidated Financial Statements. During the second quarter of 1993, U S WEST recorded an after-tax charge of $100 or $.24 per share, to cover the estimated loss on disposition of the Capital Assets segment. The extraordinary item of $50 or $.12 per share in second quarter 1993 related to the refinancing of debt at USWC.

     For the six months ended June 30, income from continuing operations increased by $39, or 6.6 percent, excluding the one-time items mentioned above and an additional first quarter 1994 gain of $15 on the sale of certain rural telephone exchanges.

     Increased demand for the Company's services resulted in growth in earnings before interest, taxes, depreciation, amortization and other ("EBITDA") of 7.9 and 7.8 percent for the second quarter and six months, respectively.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share amounts), Continued

Sales and Other Revenues
     An analysis of the change in revenues follows:

                                   Lower
                          Price   (Higher)                Inc(Dec)
                        Decreases  Refunds  Demand  Other  $       %
- ---------------------------------------------------------------------
USWC:
  Local service
       Second quarter     ($ 4)     $5      $ 52      -    $ 53   5.5
       Six months         (  3)      -       104      -     101   5.3
  Interstate access
       Second quarter     (  7)      6        32     (2)     29   5.5
       Six months         ( 22)      4        75     (4)     53   5.0
  Intrastate access
       Second quarter        -      (2)       11      -       9   5.3
       Six months         (  3)     (4)       20      -      13   3.8
  Long distance
       Second quarter     (  2)      0        (8)     -     (10) (2.8)
       Six months         (  3)      1       (13)     -     (15) (2.1)
  Other services
       Second quarter                                11      11   8.1
       Six months                                    17      17   6.2
- ---------------------------------------------------------------------
USWC Total
       Second quarter     ($13)     $9      $ 87    $ 9    $ 92   4.3
       Six months         ( 31)      1       186     13     169   3.9
  Cellular
       Second quarter                                        63  46.9
       Six months                                           114  45.4
  Publishing
       Second quarter                                         8   3.2
       Six months                                            17   3.7
  Other
       Second quarter                                         4     -
       Six months                                            (2)    -
- ---------------------------------------------------------------------
  U S WEST Consolidated
       Second quarter                                      $167   6.6
       Six months                                           298   5.9
- ---------------------------------------------------------------------

     The increase in revenues for the second quarter and six months was largely due to increased demand for services at USWC. Continued subscriber growth in the Company's cellular business also contributed to revenue growth. The Company increased its cellular subscriber base by 55 percent, to approximately 738,000, during the last 12 months.

     Local service revenues at USWC increased principally as a result of higher demand for services, as evidenced by an increase of 478,000 access lines, or 3.5 percent, during the last 12 months.
Access line growth was 3.8 percent as adjusted for the sale of approximately 38,000 rural telephone access lines.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share amounts), Continued

     Increased demand for access services more than offset the effects of rate reductions. Billed access minutes of use increased by 8.3 and 8.7 percent over the second quarter and six months of last year, respectively. Long distance network revenues decreased principally due to the continuing effects of competition. Revenues from other services increased primarily as a result of continued market penetration in voice messaging services.

Costs and Expenses

     Consolidated employee-related costs increased by $60, or 6.8 percent, for the second quarter and $101, or 5.8 percent, for the six months as compared to the same periods last year. The increases are primarily the result of a reduction in the pension credit (due to changes in actuarial assumptions) and additional costs associated with customer service initiatives in the current year. Partially offsetting these increases was a reduction in postretirement benefits expense.

     Consolidated other operating expenses increased by $23, or 4.6 percent, for the second quarter and $28, or 2.9 percent, for the six months as compared to the same periods last year. Selling costs related to growth in the cellular subscriber base largely contributed to the increase.

     Increased depreciation and amortization expense was attributable to the aggregrate effects of a higher depreciable asset base and the discontinuance of Statement of Financial Accounting Standards
("SFAS") No. 71, "Accounting for the Effects of Certain Types of
Regulation."

     Interest expense increased, primarily as a result of the financing costs associated with the TWE investment. This increase was largely offset by USWC's refinancing of debt in the prior year to take advantage of lower interest rates, in addition to the effects of this year's reclassification of capitalized interest from other income. Pursuant to the discontinuance of SFAS No. 71, interest capitalized as a component of plant construction is being offset against interest expense.

     Other income increased during the second quarter and six months primarily due to pretax gains of $26 and $50, respectively, on the sale of certain rural telephone exchanges by USWC. Second quarter results also include a pretax gain of $68 for the sale of U S WEST's paging unit. Partially offseting these gains was the reclassifica-tion of capitalized interest and higher losses associated with developing businesses.

The effective tax rate was 38.2 percent for the six months ended
June 30, 1994 compared to 33.7 percent in the same period last year. This increase is primarily a result of the effects of discontinuing SFAS No. 71, the 1993 federally-mandated increase in income tax rates, and an increase in income before income taxes.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share amounts), Continued

Restructuring Charges

     The Company's 1993 third-quarter results included a $1 billion restructuring charge (pretax). The related restructuring plan is designed to provide faster, more responsive customer services while reducing the costs of providing these services. As part of the plan, the Company is developing new systems that will enable it to monitor networks to reduce the risk of service interruptions, activate telephone service on demand, provide automated inventory systems and centralize its service centers so that customers can have their telecommunications needs resolved with one phone call. The Company will also reduce its work force by approximately 9,000 employees (including the remaining employee reductions pursuant to the restructuring plan announced in 1991) by the end of 1996.

      Following is a schedule of the costs included in the
restructuring charge:
        Employee separation                         $230
        Real estate                                  130
        Relocation                                   110
        Retraining and other                          65
        Systems development                          400
        Asset write-downs                             65
                                               ----------
        Total                                     $1,000
                                               ==========

     Employee separation costs include severance payments, health care coverage and postemployment education benefits. Real estate costs include preparation costs for the new service centers. The relocation and retraining costs are related to moving employees to the sites of the new service centers and retraining employees on the new methods and systems required in the new, restructured mode of operation. Systems development costs include the replacement of existing, single-purpose systems with new systems designed to provide integrated, end-to-end customer service. The work-force reductions would not be possible without the development and installation of the new systems, which will eliminate the current, labor-intensive interfaces between existing systems.

     The estimated annual cash expenditures related to the restructuring plan are approximately $390, $315 and $230 in 1994, 1995 and 1996, respectively. In addition to these expenditures, the Company anticipates incremental capital expenditures related to the restructuring plan of approximately $490 over the three year life of the plan.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share amounts), Continued

Employee Separation:
     The restructuring plan provides for annual employee reductions and separation amounts as follows:

     Employee Reductions:        1994*      1995      1996     Total
                                 -----      ----      ----     -----
     Network - managerial          602      1,095       977    2,674
     Network - occupational        865      1,227       978    3,070
     All other - managerial        459        335       323    1,117
     All other - occupational    1,022        812       322    2,156
                                 -----      -----     -----    -----
     Total                       2,948      3,469     2,600    9,017
                                 =====      =====     =====    =====

     Employee Separation
       Amounts:                  1994*      1995      1996     Total
                                 -----      ----      ----     -----
     Network - managerial          $22       $42       $40      $104
     Network - occupational         14        28        25        67
     All other - managerial          3        14        14        31
     All other - occupational        1        19         8        28
                                 -----     -----     -----    ------
     Subtotal                       40       103        87       230
                                 -----     -----     -----    ------
     Remaining 1991 reserve         56         -         -        56
                                 -----     -----     -----    ------
     Total                         $96      $103       $87      $286
                                 =====     =====     =====    ======

* 1994 includes the remaining employees and the separation amounts associated with the balance of the 1991 restructuring reserve at 12/31/93.

Systems Development:

     USWC's existing information management systems were largely developed with analog technology for a monopoly environment. These systems are increasingly inadequate due to the effects of increased competition, new forms of regulation and changing technology which has driven consumer demand for new services which can be delivered quickly, reliably and economically. The sequential systems currently in place are slow, labor intensive and costly to maintain, and often cannot be adapted to support new product and service offerings, including future multimedia services envisioned by U S WEST.

     The systems rengineering program in place involves development of new systems around the following core processes:

Service Delivery- to support faster and more accurate delivery of all products and services, including repair. These systems will permit one customer service representative to handle all facets of a customer's requirements as contrasted to the numerous points of customer interface required today.

Service Assurance- for automation and centralization of the network, including earlier identification and more rapid resolution of network problems.

Capacity Provisioning- for integrated planning of future network capacity, including the installation of software-controllable service components.

Form 10-Q - Part I
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share amounts), Continued

      The direct, incremental and nonrecurring systems development costs contained in the restructuring plan are comprised of the following amounts:
                                     1994     1995     1996     Total
                                     ----     ----     ----     -----
     Service delivery systems         $35      $45      $20      $100
     Service assurance systems         45       40       30       115
     All other                         45       65       75       185
                                     ----     ----     ----      ----
     Total                           $125     $150     $125      $400
                                     ====     ====     ====      ====

     The majority of systems development labor will be supplied through the use of temporary employees and/or contractors. Additionally, the Company estimates that up to 100 employees with special skills will be hired in order to develop the software applications contemplated in the current plan. The labor cost for these employees included in the restructuring plan is approximately $16 to $18 over the life of the plan. While it is likely that a number of these employees will be retained after 1996 due to their specialized skills, it is planned that any related increase in headcount will be offset through other employee reductions.

     Systems expenses charged to current operations at USWC consist of all costs associated with the information management function, including planning, developing, testing and maintaining data bases for general purpose computers, in addition to systems costs related to maintenance of telephone network applications. Key related administrative (i.e. general purpose) systems include customer service, order entry, billing and collection, accounts payable, payroll, human resources and property records. On-going systems costs comprised approximately six, six and five percent of total operating expenses at USWC in 1993, 1992 and 1991, respectively.
USWC expects systems costs charged to current operations as a percent of total operating expenses to approximate the current level throughout the life of the restructuring plan. However, systems costs could increase relative to other operating costs as USWC becomes more technology-dependent.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share amounts), Continued

Progress Under the Plan:
     For the second quarter and six months ended June 30, 1994, the following amounts have been charged against the restructuring reserve:
                                  Second Quarter        Six-Months
       Employee Separations:     Number    Amount     Number    Amount
                                 ------    ------     ------    ------
       Network - managerial        35         $1        55        $2
       Network - occupational     212          4       255         5
       All other - managerial      63          2       133         6
       All other - occupational   155          4       245         9
                                  ---        ---       ---       ---
            Total                 465        $11       688       $22
                                  ===        ===       ===       ===



                                      Second Quarter      Six-Months
                                         -------           -------
       Systems Development Costs:
       Service delivery systems           $5                $5
       Service assurance systems           5                 9
       All other                           5                 9
                                         -------           -------
                    Total                $15               $23
                                         =======           =======

     Other charges to the reserve were $14, $2 and $2 for real estate, relocation, and retraining and other, respectively, for the six months ended June 30, 1994.

     During the first half of the year, the Company was in the start-up phase of the restructuring plan. The Company expects that charges will accelerate over the remainder of 1994 as the Company continues consolidation of the customer service centers and development of the new systems. The rate of spending for the first six months of 1994 was slower than anticipated. While the original estimates for 1994 might not be fully realized, there are no significant changes to the plan in total. If the original estimates for 1994 are not fully realized, the impact on the financial statements will not be material.


     The Company's 1991 restructuring plan included a pretax charge of $364 for planned work-force reductions and the write-off of certain intangible and other assets. The plan reflected a work-force reduction of approximately 6,000 employees. The portion of the restructuring charge related to work-force reductions was $240, of which approximately $34 was unused at June 30, 1994, as compared to $56 remaining at December 31, 1993. The remaining balance of this reserve will be expended in 1994.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share amounts), Continued

Liquidity and Capital Resources

     Cash provided by operations increased by $217, or 16 percent, over the first six months of 1993, primarily due to increased demand for the Company's services and a decrease in cash funding related to postretirement benefits during the first quarter of 1994. In the first quarter of 1994, the funding for postretirement benefits was $288, of which approximately $185 was in the form of a stock contribution, compared to cash funding of $246 in the first quarter last year. Details of cash provided by operating activities are provided in the Consolidated Statements of Cash Flows.

In March 1994 approximately 5.5 million shares of common stock were issued in connection with the settlement of shareholder litigation ("Rosenbaum v. U S WEST Inc. et al.") for proceeds of approximately $210.

Acquisitions

     On July 15, 1994 U S WEST signed an agreement to acquire Wometco Corp. and the assets of Georgia Cable Television (the "Cable Properties") for $1.2 billion, of which approximately $490 will be in newly issued U S WEST common stock and the remainder will be in cash and assumed debt. The Company's 1995 earnings per share will be diluted by approximately 5 to 6 percent as a result of this transaction. The purchase includes Access Telecommunications Interconnect, which provides competitive telephone services to business customers in the Atlanta area. The Cable Properties serve about 65 percent of the cable customers in the Atlanta metropolitan statistical area.

     The acquisition of the Cable Properties will help the Company to achieve its goal of becoming a leading provider of integrated communications, entertainment and information services in selected local markets worldwide. The transaction is expected to close in the fourth quarter of this year.

Joint Venture

     On July 25, 1994, AirTouch Communications ("AirTouch") and
U S WEST announced an agreement to combine their domestic cellular
operations.   The initial equity ownership of the cellular joint
venture will be approximately 70 percent AirTouch and approximately 30 percent U S WEST.

     To allow AirTouch to continue providing interLATA wireless services free of Modification of Final Judgment ("MFJ") constraints, each Company's cellular operations initially will continue operating as separate entities owned by the individual partners, but will report to a joint Wireless Management Company, which will provide support services. U S WEST remains subject to MFJ restrictions and cannot offer wireless interLATA services.

     A merger of the two companies' cellular operations will take place upon the earlier of four years from July 25, 1994, the lifting of certain MFJ restrictions, or at AirTouch's option. The agreement gives U S WEST strategic flexibility, including the right to exchange its interest in the joint venture for up to 19.9 percent of AirTouch's common stock, with any excess amounts to be received in the form of AirTouch non-voting preferred stock.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share amounts), Continued

     A Partnership Committee, led by the president and chief operating officer of AirTouch and three other AirTouch representatives, three U S WEST representatives and one mutually agreed upon independent representative will oversee the Companies' combined domestic cellular operations.

     The initial joint venture requires certain federal and state regulatory approvals. The transaction is tax-free and is expected to close in second quarter 1995. Between closing and the actual merger, an agreement exists which allows the companies to effectively share operations based on their relative ownership.

Regulatory Issues

     On June 10, 1994, the U.S. Court of Appeals in Washington D.C. overturned the Federal Communications Commission's ("FCC") requirement that local telephone companies allow physical collocation by third parties (competitive access providers), within their central offices, for the installation and operation of equipment that connects to the local telephone network. The court also ordered the FCC to reconsider its requirement that allows competitors to interconnect equipment to the local network from a point outside a central office. The Company is evaluating its options with respect to the provision of interconnection.

     On June 15, 1994, a Seattle Federal District Court Judge ruled in favor of U S WEST's challenge to the constitutionality of the cable cross-ownership restriction in the 1984 Cable Act. The Act prevents telephone companies from providing cable TV service within their regions. U S WEST argued, and the court agreed, that the cable cross-ownership restriction violates its First Amendment right to free speech. The Company is evaluating its options in light of this ruling.

     On June 20, 1994, the seven regional Bell operating companies ("RBOC's") asked the divestiture court for a waiver of the Court's restriction on the RBOC's provision of wireless long-distance services. The consent decree restricts the RBOCs from providing long-distance services as well as manufacturing. The request for a waiver closely follows a recommendation by the Justice Department that the RBOCs be allowed to provide wireless long-distance services.

     On June 30, 1994, the House of Representatives passed two landmark bills that together would substantially rewrite the 1934 Communications Act and replace the 1982 consent decree that broke up the "Bell System." The Senate is expected to consider pending telecommunications legislation, but it is not clear whether it will act on a bill before the current session of Congress ends.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share amounts), Continued

Contingencies

     At USWC, there are pending regulatory actions in local regulatory jurisdictions that call for price decreases, refunds or both. In one such instance, the Utah Supreme Court has remanded a Utah Public Service Commission ("PSC") order to the PSC for reconsideration, thereby establishing two exceptions to the rule against retroactive ratemaking: 1) unforeseen and extraordinary events, and 2) misconduct. The Commission's initial order denied a refund request from interexchange carriers and other parties related to the Tax Reform Act of 1986. If the commission finds that either of the exceptions apply, the Company could be liable for refunds, although at this time any such amount is not reasonably estimable since the case is still in the discovery process.

Form 10-Q - Part II

                       PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     None

Item 4.  Submission of Matters to a Vote of Security Holders

     At the Company's annual meeting of shareholders on May 6, 1994, shareholders voted their shares as follows for the purpose of electing six individuals as directors of the Company:

   Director                 Shares Voted For        Shares Withheld
   --------                 ----------------        ---------------
Marilyn Carlson Nelson        361,698,642             11,343,937
Allan D. Gilmour              361,940,334             11,102,245
Frank Popoff                  361,865,885             11,176,694
Glen L. Ryland                361,111,632             11,930,947
Jerry O. Williams             361,936,985             11,105,594
Daniel Yankelovich            361,509,328             11,533,252

Coopers & Lybrand was confirmed as the Company's independent auditors with 362,778,355 shares voting for, 7,064,167 shares voting against and 3,200,055 abstaining. The shareholders approved the following three plans for the compensation of employees:

                                                       Broker
                   For          Against    Abstain     No Vote
1994 Stock Plan    265,628,057  59,924,559  8,263,797  39,226,165
Executive Long-
  Term Incentive
  Plan             273,745,036  52,342,383  7,728,994  39,226,165
Executive Short-
  Term Incentive
  Plan             286,430,708  78,751,185  7,860,685  -

The shareholders also considered and rejected three shareholder proposals at the annual meeting as follows:
                                                    Broker
               For          Against      Abstain    No Vote
Proposal 1     95,413,844   231,374,189  7,713,121  38,541,424
Proposal 2     71,080,974   255,773,889  7,646,291  38,541,424
Proposal 3     49,398,127   276,422,886  8,680,141  38,541,424

      Proposal 1 was to eliminate the classified board of directors; proposal 2 was to initiate cumulative voting for the election of directors; and proposal 3 was to limit executive compensation to ten times the average compensation of all employees.

Form 10-Q - Part II

                        PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

    Exhibits identified in parentheses below, on file with the Securities and Exchange Commission, are incorporated by reference as exhibits hereto.

    Exhibit No.

    11 Statement regarding computation of earnings per share of U S WEST, Inc.

    12 Statement regarding computation of earnings to fixed charges ratio of U S WEST, Inc.



(b) Reports on Form 8-K filed during the second quarter

       (i) report dated April 1, 1994, concerning U S WEST's announcement with respect to its contribution of 4.6 million shares of its common stock to an employee benefit trust;

      (ii) report dated April 18, 1994, concerning the release of earnings for the first quarter ended March 31, 1993, and related exhibits; and

     (iii) report dated June 24, 1994, filing a Termination Agreement and Guarantee, made and entered into June 24, 1994, among U S WEST, Inc., U S WEST Capital Corporation, and U S WEST Financial Services, Inc.
           and a Second Supplemental Indenture dated as of June 24, 1994, among U S WEST Financial Services,
           Inc., U S WEST, Inc., and The Chase Manhattan Bank,
           N.A.

Form 10-Q U S WEST, Inc.


                                 SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              /s/ James M. Osterhoff
                              -------------------------
August 12, 1994               U S WEST, Inc.
                              James M. Osterhoff
                              Executive Vice President
                              and Chief Financial Officer