Form 10-Q
period 1994-09-30
US WEST INC
filed 1994-11-14
CIK 732718

 _____________________________________________________________________________
 _____________________________________________________________________________


                        SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C.  20549

                                   ____________

                                     FORM 10-Q
                                   ____________


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended September 30, 1994

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

                           Telephone Number 303-793-6500




 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

 At October 31, 1994, 455,922,889 shares were outstanding.



 _____________________________________________________________________________
 _____________________________________________________________________________

                                  U S WEST, Inc.
                                    Form 10-Q
                                TABLE OF CONTENTS


 Item                                                                 Page


                          PART I - FINANCIAL INFORMATION





 1.  Financial Statements

       Consolidated Statements of Operations -
          Three and nine months ended September 30, 1994 and 1993  .  .  .3

       Consolidated Balance Sheets -
          September 30, 1994 and December 31, 1993.  . . . .  .  .  .  . .4

       Consolidated Statements of Cash Flows -
          Nine months ended September 30, 1994 and 1993  . . . .  .  . . .6

       Consolidated Statements of Shareowners' Equity -
          Nine months ended September 30, 1994 and 1993  . . . .  .  . . .7

       Notes to Consolidated Financial Statements.  .  .  .  .  .  .  .  .8

 2.  Management's Discussion and Analysis of Financial
       Condition and Results of Operations .  .  .  .  .  .  .  .  .  .  13



                           PART II - OTHER INFORMATION


 1.  Legal Proceedings  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .23

 6.  Exhibits and Reports on Form 8-K.  .  .  .  .  .  .  .  .  .  .  .  23

 Form 10-Q - Part I

 CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)             U S WEST, Inc.
 ____________________________________________________________________________
                                       Three Months Ended   Nine Months Ended
 Dollars in millions                      September 30,       September 30,
 (except per share amounts)               1994      1993      1994      1993
 _____________________________________________________________________________
 Sales and other revenues               $2,765    $2,577    $8,114    $7,628

 Employee-related costs                    968       912     2,822     2,665
 Other operating expenses                  532       514     1,527     1,481
 Taxes other than income taxes             109       107       322       317
 Depreciation and amortization             509       477     1,519     1,465
 Restructuring charge                        -     1,000         -     1,000
 Interest expense                          104       101       323       314
 Other income (expense) - net              (29)        -        44       (35)
                                       -------   -------   -------   -------
 Income (loss) from continuing
   operations before income taxes
   and extraordinary items                 514      (534)    1,645       351
 Provision (benefit) for income taxes      196      (159)      628       139
                                       -------   -------   -------   -------
 Income (loss) from continuing
   operations before extraordinary
   items                                   318      (375)    1,017       212
 Discontinued operations:
   Income to June 1, 1993, net of tax        -         -         -        38
   Estimated loss from June 1, 1993
     through disposal, net of tax            -         -         -      (100)
   Income tax rate change                    -       (20)        -       (20)
                                       -------   -------   -------   -------
   Income (loss) before extraordinary
     items                                 318      (395)    1,017       130
   Extraordinary items:
     Discontinuance of SFAS No. 71,
       net of tax                            -    (3,123)        -    (3,123)
     Early extinguishment of debt,
       net of tax                            -       (27)        -       (77)
                                       -------   -------   -------   -------
 NET INCOME (LOSS)                        $318   ($3,545)   $1,017   ($3,070)
                                       =======   =======   =======   =======
 Earnings (loss) per common share:
   Continuing operations                 $0.70    ($0.90)    $2.25     $0.51
   Discontinued operations:
     Income to June 1, 1993                  -         -         -      0.09
     Estimated loss from June 1, 1993
       through disposal                      -         -         -     (0.24)
     Income tax rate change                  -     (0.05)        -     (0.05)
                                       -------   -------   -------   -------
 Income (loss) before extraordinary
   items                                  0.70     (0.95)     2.25      0.31
 Extraordinary items:
     Discontinuance of SFAS No. 71,
       net of tax                            -     (7.49)        -     (7.51)
     Early extinguishment of debt,
       net of tax                            -     (0.06)        -     (0.18)
                                       -------   -------   -------   -------
 EARNINGS (LOSS) PER COMMON SHARE        $0.70    ($8.50)    $2.25    ($7.38)
                                       =======   =======   =======   =======

 DIVIDENDS PER COMMON SHARE             $0.535    $0.535     1.605     1.605
                                       =======   =======   =======   =======
 AVERAGE COMMON SHARES OUTSTANDING
   (thousands)                         454,997   417,081   451,037   416,052
                                       =======   =======   =======   =======

 See Notes to Consolidated Financial Statements.

 Form 10-Q - Part I

 CONSOLIDATED BALANCE SHEETS (Unaudited)                     U S WEST, Inc.
 ____________________________________________________________________________
                                              September 30,    December 31,
 Dollars in millions                              1994            1993
 ____________________________________________________________________________


 ASSETS
   Current assets
     Cash and cash equivalents                     $298           $128
     Accounts and notes receivable                1,755          1,570
     Inventories and supplies                       242            193
     Other                                          589            609
                                             ----------     ----------
   Total current assets                           2,884          2,500
                                             ----------     ----------

   Gross property, plant and equipment           30,198         29,161
   Accumulated depreciation                      16,703         15,929
                                             ----------     ----------
   Property, plant and equipment - net           13,495         13,232

   Investment in Time Warner Entertainment        2,536          2,552
   Net assets of discontinued operations            328            554
   Other assets                                   2,145          1,842
                                             ----------     ----------

   Total assets                                 $21,388        $20,680
                                             ==========     ==========




   See Notes to Consolidated Financial Statements.

   Form 10-Q - Part I

   CONSOLIDATED BALANCE SHEETS (Unaudited), Continued           U S WEST, Inc.
   ___________________________________________________________________________
                                                 September 30,   December 31,
   Dollars in millions                               1994           1993
   ___________________________________________________________________________

   LIABILITIES AND SHAREOWNERS' EQUITY

     Current liabilities
       Short-term debt                               $2,026            $1,776
       Accounts payable                                 791               977
       Current portion of restructuring charges         389               456
       Other                                          1,945             1,772
                                                  ----------        ----------
     Total current liabilities                        5,151             4,981
                                                  ----------        ----------


     Long-term debt                                   5,225             5,423
     Postretirement and other postemployment
       benefit obligations                            2,472             2,699
     Deferred taxes, credits and other                1,765             1,716


     Preferred stock subject to mandatory
       redemption                                        51                 -

     Common shareowners' equity
       Common shares - no par, 2,000,000,000
         authorized, 455,621,784 and 441,139,829
         outstanding, respectively                    7,568             6,996
         Retained earnings (deficit)                   (619)             (857)
         LESOP guarantee                               (216)             (243)
         Foreign currency translation adjustments        (9)              (35)
                                                  ----------        ----------
     Total common shareowners' equity                 6,724             5,861
                                                  ----------        ----------

     Total liabilities and shareowners' equity      $21,388           $20,680
                                                  ==========        ==========



   See Notes to Consolidated Financial Statements.


   Form 10-Q - Part I

   CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)           U S WEST, Inc.
   __________________________________________________________________________
                                                       Nine Months Ended
                                                         September 30,
   Dollars in millions                                1994           1993
   ___________________________________________________________________________
   OPERATING ACTIVITIES
     Net income (loss)                                $1,017         ($3,070)
     Adjustments to net income (loss):
       Discontinuance of SFAS No. 71                       -           3,123
       Restructuring charge                                -           1,000
       Depreciation and amortization                   1,519           1,465
       Discontinued operations                             -              82
       Deferred income taxes and amortization
         of investment tax credits                       181            (270)
       Changes in operating assets and liabilities:
         Accounts and notes receivable                  (173)           (153)
         Inventories, supplies and other                 (42)            (79)
         Accounts payable and accrued liabilities        111             186
         Restructuring payments                         (167)            (77)
       Other adjustments - net                          (112)             80
                                                   ----------      ----------
     Cash provided by operating activities             2,334           2,287
                                                   ----------      ----------
   INVESTING ACTIVITIES
     Expenditures for property, plant
       and equipment                                  (1,948)         (1,714)
     Investment in Time Warner Entertainment               -          (1,531)
     Proceeds from disposals of property, plant
       and equipment                                      49              29
     Proceeds from sale of assets                        143               -
     Other - net                                        (311)           (179)
                                                   ----------      ----------
     Cash (used) for investing activities             (2,067)         (3,395)
                                                   ----------      ----------
   FINANCING ACTIVITIES
     Net proceeds from short-term debt                    403           2,535
     Proceeds from issuance of long-term debt             251           1,794
     Repayments of long-term debt                        (408)         (1,878)
     Dividends paid on common stock                      (663)           (608)
     Proceeds from issuance of common stock               329              80
     Proceeds from issuance of preferred stock             50               -
                                                    ----------      ----------
     Cash provided by (used for) financing
       activities                                         (38)          1,923
                                                    ----------      ----------
     Cash provided by continuing operations               229             815
                                                    ----------      ----------
     Cash (used for) discontinued operations              (59)           (152)
                                                    ----------      ----------
   CASH AND CASH EQUIVALENTS
     Increase                                             170             663
     Beginning balance                                    128             159
                                                    ----------      ----------
     Ending balance                                      $298            $822
                                                    ==========      ==========


   See Notes to Consolidated Financial Statements.

   Form 10-Q - Part I

   CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY              U S WEST, Inc.
   (Unaudited)
   __________________________________________________________________________
                                                   Nine Months Ended
                                                       September 30,
   Dollars in millions                           1994               1993
   __________________________________________________________________________
   COMMON SHARES
     Balance at beginning of period           $6,996             $5,770
     Issuance of common stock                    387                131
     Issuance of treasury stock                    -                  6
     OPEB trust contribution                     185                  -
     Other                                         -                 (3)
                                           ----------         ----------
     Balance at end of period                  7,568              5,904
                                           ----------         ----------
   RETAINED EARNINGS (DEFICIT)
      Balance at beginning of period            (857)             2,826
      Net income (loss)                        1,017             (3,070)
      Dividends declared                        (730)              (669)
      Market value adjustment for debt
        securities                               (49)                 -
                                           ----------         ----------
      Balance at end of period                  (619)              (913)
                                           ----------         ----------
   LESOP GUARANTEE
      Balance at beginning of period            (243)              (294)
      Activity                                    27                 25
                                           ----------         ----------
      Balance at end of period                  (216)              (269)
                                           ----------         ----------
   FOREIGN CURRENCY TRANSLATION ADJUSTMENTS
      Balance at beginning of period             (35)               (34)
      Activity                                    26                 (9)
                                           ----------         ----------
      Balance at end of period                    (9)               (43)
                                           ----------         ----------
  TOTAL SHAREOWNERS' EQUITY                   $6,724             $4,679
                                           ==========         ==========













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


  Research and Development

       The Company recognized $47, $61, and $60 for research and development expense in 1993, 1992 and 1991, respectively. Approximately half of this activity was conducted at Bell Communications Research, Inc., one-seventh of which is owned by U S WEST Communications, Inc. ("USWC").

  Form 10-Q - Part I
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                           (Dollars in millions)
                                 (Unaudited)

  B.  Investment in Time Warner Entertainment

      On September 15, 1993, U S WEST acquired 25.51 percent pro-rata priority capital and residual equity interests in Time Warner
  Entertainment Company L.P. ("TWE").  Summarized operating results for
  TWE follow:

                                Three Months Ended    Nine Months Ended
                                   September 30,         September 30,
                                 1994        1993      1994        1993
  Revenues                     $2,203      $2,174    $6,177      $5,796
  Operating expenses*           1,968       1,895     5,512       5,074
  Interest and other - net**      170         167       480         455
                                -----       -----     -----       -----
  Income before income taxes      $65        $112      $185        $267
                                =====       =====     =====       =====
  Net Income***                   $41         $76      $145        $209
                                =====       =====     =====       =====

         * Includes 1994 and 1993 depreciation and amortization of $254 and $238 for the three months ended and $707 and $671 for the nine months ended, respectively.
        ** 1994 and 1993 include corporate services of $15 and $45 for the three and nine months ended, respectively.
       *** 1993 includes an extraordinary loss on the early retirement of debt of $8 and $10 for the three and nine months ended, respectively.

       The Company accounts for its investment in TWE under the equity method of accounting. U S WEST's recorded share of TWE's operating results is based on (1) TWE allocated net income or loss adjusted for the amortization of the excess of fair market value over the book value of the partnership assets; and (2) special income allocations as defined in the TWE Partnership Agreement.

  C.  Preferred Stock

       On September 2, 1994, U S WEST issued to Fund American Enterprises Holdings, Inc. ("FFC") 50,000 shares of a class of newly created 7 percent Series B Cumulative Redeemable Preferred Stock for a total of $50. (See Note F - Discontinued Operations.)

  D.  Contingencies

       At USWC, there are pending regulatory actions in local regulatory jurisdictions that call for price decreases, refunds or both. In one such instance, the Utah Supreme Court has remanded a Utah Public Service Commission ("PSC") order to the PSC for reconsideration, thereby establishing two exceptions to the rule against retroactive ratemaking:
  1) unforeseen and extraordinary events, and 2) misconduct. The Commission's initial order denied a refund request from interexchange carriers and other parties related to the Tax Reform Act of 1986. At the current time, this case is still in the discovery process. If a formal filing, to be made in accordance with the remand from the Supreme Court, alleges that the exceptions apply, the range of possible risk is $0 to $140.

  Form 10-Q - Part I

                             (Dollars in millions)
                                  (Unaudited)

  E. Extraordinary Items

       During third quarter 1993, U S WEST incurred extraordinary charges totaling $3.2 billion. U S WEST incurred a $3.1 billion non-cash, extraordinary charge, net of an income tax benefit of $2.3 billion, in conjunction with its decision to discontinue accounting for the operations of USWC in accordance with Statement of Financial Accounting Standard ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation."

      In 1993 USWC called for early redemption of nineteen long-term debt issues totaling $2.7 billion in par value. These early redemptions allowed the Company to take advantage of favorable interest rates. One-time costs associated with the redemptions reduced third quarter and nine months 1993 net income by $27 and $77, net of income tax benefits of $17 and $48, respectively.

  F.  Discontinued Operations

       During second quarter 1993, the U S WEST Board of Directors approved a plan to dispose of the Capital Assets segment. Discontinued operations include activities related to real estate, financial services and financial guarantee insurance operations. The Company's consolidated financial statements reflect the operating results of the Capital Assets segment separately from continuing operations. As a result of the discontinued operations, in second quarter 1993 the Company recorded a provision for estimated loss on disposal of $100, net of $61 in income taxes. During third quarter 1993, an additional provision of $20 was recorded to reflect the 1993 federally mandated increase in income tax rates associated with discontinued operations. Income from discontinued operations to June 1, 1993 was $38, net of $15 in income taxes.

       On May 6, 1994, U S WEST sold 7.5 million shares of Financial Security Assurance ("FSA"), a member of the Capital Assets Segment, including 2 million shares sold to FFC, in an initial public offering of FSA common stock at $20 per share. In June 1994, an additional
  .6 million shares were issued at $20 per share in connection with an over-allotment option. U S WEST received $154 in net proceeds from the offering. Pursuant to the sale and offering, U S WEST reduced its ownership interest in FSA to 60.5 percent. FFC owns 7.6 percent and Tokio Marine and Fire Insurance Co., Ltd. owns 7.4 percent of the outstanding common shares. The remaining shares are owned by the public and FSA employees.

       On September 2, 1994, U S WEST issued to FFC 50,000 shares of a class of newly created 7 percent Series B Cumulative Redeemable Preferred Stock for a total of $50. FFC's voting rights in FSA increased to 20.9 percent through a combination of direct share ownership of common and preferred FSA shares and a voting trust agreement with U S WEST. U S WEST's voting rights are 49.51 percent. U S WEST accounts for its remaining interest in FSA under the equity method.

  Form 10-Q - Part I

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                              (Dollars in millions)
                                   (Unaudited)
       Sales and other revenues of discontinued operations follow:

                                                     1994        1993
                                                    -----       -----
  Sales and other revenues:
       Third quarter                                $64         $142
       Nine months                                  425          423

      Sales and other revenues of discontinued operations include the sale of two properties for approximately $230 during the first quarter of 1994. The sales were in line with Company estimates. Revenues and operating expenses of discontinued operations subsequent to June 1, 1993, are being deferred and charged against the related reserves.

      The assets and liabilities of the Capital Assets segment have been classified on the balance sheet as "net assets of discontinued operations". Following is a summary of the "net assets of discontinued operations":

  -----------------------------------------------------------------------
                                           September 30,    December 31,
  Dollars in millions                          1994            1993
  -----------------------------------------------------------------------
  ASSETS

  Cash and cash equivalents                     $8             $24
  Finance receivables - net                  1,080           1,131
  Investment in real estate - net              537             711
  Bonds, at market value                       165             894
  Investment in FSA                            339               -
  Other assets                                 361             600
                                          --------        --------
  Total assets                              $2,490          $3,360
                                          ========        ========
  LIABILITIES

  Debt                                      $1,356          $1,496
  Deferred income taxes                        691             681
  Unearned premiums                              -             346
  Accounts payable and accrued liabilities     103             243
  Minority interests                            12              40
                                          --------        --------
  Total liabilities                         $2,162          $2,806
                                          ========        ========
  Net assets of discontinued operations       $328            $554
                                          ========        ========


  Form 10-Q - Part I

                              (Dollars in millions)
                                   (Unaudited)


      The net finance receivables remaining in discontinued operations largely consist of contractual obligations under long-term leases at U S WEST Financial Services, Inc., a wholly-owned subsidiary of
  U S WEST, which the Company intends to let run off. (In December 1993, U S WEST sold $2 billion of finance receivables and the business of U S WEST Financial Services to NationsBank Corporation.) Selected financial data for U S WEST Financial Services follows.

                              Three Months Ended      Nine Months Ended
                                September 30,           September 30,
                               1994        1993        1994        1993
                               ----        ----        ----        ----
  Operating revenues           $15         $67         $45         $210

                                                 As of
                                 September 30,           December 31,
                                     1994                    1993
                                     ----                    ----
  Net finance receivables            $994                    $1,020
  Total assets                      1,363                     1,784
  Total debt                          575                       957
  Total liabilities                 1,314                     1,735
  Shareowner's equity                  49                        49


  Form 10-Q - Part I

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share amounts), Continued Results of Operations Comparative details of continuing operations for the three and nine months ended September 30 follow:

                                Three                Nine
  Dollars in millions        Months Ended         Months Ended
  (except per share          September 30,   %    September 30,    %
    amounts)                 1994    1993  Change 1994     1993  Change
  ---------------------------------------------------------------------
  Sales and other
    revenues                $2,765  $2,577  7.3  $8,114   $7,628  6.4

  Employee-related costs       968     912  6.1   2,822    2,665  5.9
  Other operating expenses     532     514  3.5   1,527    1,481  3.1
  Taxes other than income
    taxes                      109     107  1.9     322      317  1.6
  Depreciation and
    amortization               509     477  6.7   1,519    1,465  3.7
  Restructuring charge           -   1,000    -       -    1,000    -
  Interest expense             104     101  3.0     323      314  2.9
  Other income (expense)
    - net                      (29)      -    -      44      (35)   -
  Provision (benefit) for
    income taxes               196    (159)   -     628      139    -
                            ------- -------      ------   -------

  Income (loss) from
    continuing operations     $318   ($375)   -  $1,017     $212    -
                            ======= =======      =======  =======
  Earnings (loss) per
    common share from
    continuing operations    $0.70  ($0.90)   -   $2.25     $0.51   -
                            ======= =======      =======   =======

       U S WEST's third quarter income from continuing operations was $318, an increase of $24, or 8.2 percent, over third quarter 1993, excluding the effects of one-time items. In 1993, third quarter income from continuing operations included a restructuring charge of $610 (after tax), or $1.46 per share, and a 1993 federally-mandated increase in income tax rates which increased the provision for income taxes by $59, or $.14 per share. Third quarter 1994 earnings per share from continuing operations were $0.70, unchanged from the same period last year (excluding the effects of the 1993 items mentioned above) due to the issuance of 38 million additional common shares during the last twelve months.

       During third quarter 1993, U S WEST incurred extraordinary charges totaling $3.2 billion, or $7.55 per share, of which $3,123, or $7.49 per share, relates to the discontinuance of SFAS No. 71 and $27, or $.06 per share, relates to debt refinancing charges. During third quarter 1993 U S WEST also recorded an additional provision of $20, or $.05 per share, to reflect the 1993 federally mandated income tax increase associated with discontinued operations.

       For the nine months ended September 30, income from continuing operations increased by $73, or 8.4 percent, excluding 1994 gains of $32 on the sale of certain rural telephone exchanges and $41 on the sale of U S WEST's paging unit and the 1993 one-time items mentioned above.

       Increased demand for the Company's services resulted in growth in earnings before interest, taxes, depreciation, amortization and other ("EBITDA") of 10.7 and 8.8 percent for the third quarter and nine months, respectively, excluding the 1993 $1,000 restructuring charge. The Company believes EBITDA is an important indicator of the operational strength of its businesses.

  Form 10-Q - Part I
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share amounts), Continued

  Sales and Other Revenues
       An analysis of the change in revenues follows:

                                  Lower
                       Price     (Higher)                 Inc(Dec)
                      Decreases   Refunds  Demand  Other  $       %
  ----------------------------------------------------------------------
  USWC:
    Local service
      Third quarter     ($ 4)      $38      $ 57     1     $ 92     9.8
      Nine months       (  7)       35       164     1      193     6.8
    Interstate access
      Third quarter     (  9)       12        42     -       45     8.5
      Nine months       ( 31)       17       117    (5)      98     6.2
    Intrastate access
      Third quarter       -         (2)       14     3       15     8.7
      Nine months       (  3)       (7)       34     4       28     5.5
    Long distance
      Third quarter     (  2)        -       (16)  (30)     (48)  (12.9)
      Nine months       (  5)        1       (26)  (33)     (63)   (5.8)
    Other services
      Third quarter                                 15       15    11.2
      Nine months                                   32       32     7.8
  -----------------------------------------------------------------------
  USWC Total
      Third quarter     ($15)      $ 48    $  97  ($11)    $119     5.5
      Nine months       ( 46)        46      289    (1)     288     4.5
  Cellular
      Third quarter                                          51    34.8
      Nine months                                           165    41.4
  Publishing
      Third quarter                                          12     5.3
      Nine months                                            30     4.2
  Other
      Third quarter                                           6      -
      Nine months                                             3      -
  ----------------------------------------------------------------------
  U S WEST Consolidated
      Third quarter                                        $188    7.3
      Nine months                                           486    6.4
  ----------------------------------------------------------------------

      The increase in revenues for the third quarter and nine months was largely due to increased demand for services at USWC. Continued subscriber growth in the Company's cellular business also contributed to revenue growth. The Company increased its cellular subscriber base by 59 percent, to approximately 821,000, during the last 12 months.

       Local service revenues at USWC increased principally as a result of higher demand for services, as evidenced by an increase of 480,000 access lines, or 3.5 percent, during the last 12 months. Access line growth was 3.8 percent as adjusted for the sale of approximately 38,000 rural telephone access lines.

  Form 10-Q - Part I
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share amounts), Continued

       Increased demand for access services more than offset the effects of rate reductions. Billed access minutes of use increased by 8.5 and
  8.6 percent over the third quarter and nine months of last year, respectively.

       Long distance network revenues decreased principally due to the effects of multiple toll calling plans ("MTCP") in the states of Washington and Oregon. These regulatory arrangements allow independent telephone companies to act as toll carriers. The impact to USWC in the third quarter was a loss of $31 in long distance revenue, partially offset by an increase of $4 to intrastate access revenue, and a decrease of $19 to other operating expenses (i.e. access expense). In addition to the effects of MTCP, competition continues to impact long distance network revenues.

       Revenues from other services increased primarily as a result of continued market penetration in voice messaging services.

  Costs and Expenses

       Consolidated employee-related costs increased by $56, or 6.1 percent, for the third quarter and $157, or 5.9 percent, for the nine months as compared to the same periods last year. A reduction in the pension credit of approximately $20 and $60 for the third quarter and nine months, respectively, contributed to the increase. Actuarial assumptions, which included decreases in the discount rate and the expected long term rate of return on plan assets, contributed to the pension credit reduction. The balance of the increase in employee-related costs primarily consists of the effects of salary and wage increases and customer service initiatives, partially offset by employee reductions.

       Consolidated other operating expenses increased by $18, or 3.5 percent, for the third quarter and $46, or 3.1 percent, for the nine
  months as compared to the same periods last year.   Selling costs
  related to growth in the cellular subscriber base increased approximately $30 and $100 for the third quarter and nine months, respectively. Partially offsetting this increase was the $19 decrease in access expense related to the effects of MTCP mentioned above and lower other operating expenses.

       Increased depreciation and amortization expense was attributable to the aggregrate effects of a higher depreciable asset base and the discontinuance of Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation."

       Interest expense increased primarily as a result of the financing costs associated with the TWE investment. This increase was largely offset by the effects of USWC's refinancing of debt in the prior year to take advantage of lower interest rates, in addition to this year's reclassification of capitalized interest from other income (expense). Pursuant to the discontinuance of SFAS No. 71, interest capitalized as a component of plant construction is now being offset against interest expense rather than other income (expense).

  Form 10-Q - Part I
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share amounts), Continued

       Other expense increased during the third quarter as compared to the same period last year due to a $13 increase in losses associated with developing businesses and $5 for the reclassification of capitalized interest to interest expense. Other income increased during the first nine months primarily due to pretax gains of $50 on the sale of certain rural telephone exchanges by USWC and a pretax gain of $68 for the sale of U S WEST's paging unit. Partially offseting these gains was a $44 increase in losses associated with developing businesses and $15 associated with the reclassification of capitalized interest.

       The effective tax rate was 38.2 percent for the nine months ended September 30, 1994 compared to 35.4 percent in the same period last year, excluding the effects of the 1993 restructuring charge and the one-time effects of the 1993 federally-mandated increase in
  income tax rates.   This increase is primarily a result of the
  effects of discontinuing SFAS No. 71, the on-going effects of the 1993 federally-mandated increase in income tax rates, and an increase in income before income taxes.

  Restructuring Charges

       The Company's 1993 third-quarter results included a $1 billion restructuring charge (pretax). The related restructuring plan is designed to provide faster, more responsive customer services while reducing the costs of providing these services. As part of the plan, the Company is developing new systems that will enable it to monitor networks to reduce the risk of service interruptions, activate telephone service on demand, provide automated inventory systems and centralize its service centers so that customers can have their telecommunications needs resolved with one phone call. The Company will also reduce its work force by approximately 9,000 employees (including the remaining employee reductions pursuant to the restructuring plan announced in 1991) over the life of the plan.

       Following is a schedule of the costs included in the original restructuring charge:

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
                                                ==========

       Employee separation costs include severance payments, health care coverage and postemployment education benefits. Real estate costs include preparation costs for the new service centers. The relocation and retraining costs are related to moving employees to the sites of the new service centers and retraining employees on the new methods and systems required in the new, restructured mode of operation. Systems development costs include the replacement of existing, single-purpose systems with new systems designed to provide integrated, end-to-end customer service. The work-force reductions would not be possible without the development and installation of the new systems, which will eliminate the current, labor-intensive interfaces between existing systems.
                                     16

  Form 10-Q - Part I
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share amounts), Continued

       Due to Company concerns associated with maintaining quality customer service while at the same time reengineering its business, the 1993 restructuring plan is expected to extend into 1997, rather than being completed by 1996 as originally contemplated.
  The total cash expenditures for the plan of $935 remain unchanged. Expenditures in 1994 related to the 1993 restructuring plan are estimated at $240 as compared to $390 as originally planned. Originally estimated expenditures of $315 for 1995 and $230 for 1996 are also being revised.

       The Company anticipates incremental capital expenditures related to the restructuring plan of $490 over the life of the plan.
  Management will continue to carefully monitor and evaluate the progress of the restructuring plan.

  Employee Separation:

       The original restructuring plan provided for annual employee reductions and separation amounts as follows:

       Employee Reductions:          1994*     1995     1996     Total
                                   -------  -------  -------   -------
       Network - managerial           602     1,095      977     2,674
       Network - occupational         865     1,227      978     3,070
       All other - managerial         459       335      323     1,117
       All other - occupational     1,022       812      322     2,156
                                   -------  -------  -------   -------
       Total                        2,948     3,469    2,600     9,017
                                   =======  =======  =======   =======
       Employee Separation
         Amounts:                    1994*     1995     1996     Total
                                   -------   ------  -------   -------
       Network - managerial           $22       $42      $40      $104
       Network - occupational          14        28       25        67
       All other - managerial           3        14       14        31
       All other - occupational         1        19        8        28
                                   -------  -------  -------   -------
       Subtotal                        40       103       87       230
       Remaining 1991 reserve          56         -        -        56
                                   -------  -------  -------   -------
       Total                          $96      $103      $87      $286
                                   =======  =======  =======   =======

     * 1994 includes the remaining employees and the separation amounts associated with the balance of the 1991 restructuring reserve at 12/31/93.

       While restructuring plans are being revised to reflect the extension of employee reductions into 1997, the total work-force reduction of approximately 9,000 employees under the plan remains unchanged. Approximately 2,000 employees are expected to leave the Company in 1994 in conjunction with the restructuring plan.

  Form 10-Q - Part I
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share amounts), Continued

  Systems Development:

       USWC's existing information management systems were largely developed to support analog technology in a monopoly environment. These systems are increasingly inadequate due to the effects of increased competition, new forms of regulation and changing technology which has driven consumer demand for new services which can be delivered quickly, reliably and economically. The sequential systems currently in place are slow, labor intensive and costly to maintain, and often cannot be adapted to support new product and service offerings, including future multimedia services envisioned by U S WEST.

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

       Service Assurance- for automation and centralization of the network, including earlier identification and more rapid resolution of network problems.

       Capacity Provisioning- for integrated planning of future network capacity, including the installation of software-controllable service components.

       The direct, incremental and nonrecurring systems development costs contained in the restructuring plan are comprised of the following amounts:

                              1994        1995        1996       Total
                           -------     -------     -------     -------
       Service delivery       $35          $45         $20       $100
       Service assurance       45           40          30        115
       All other               45           65          75        185
                           -------     -------     -------     -------
              Total          $125         $150        $125       $400
                           =======     =======     =======     =======

       The majority of systems development labor will be supplied through the use of temporary employees, contractors and new employees with special skills. While it is likely that a number of the new employees will be retained after completion of the restructuring plan due to their specialized skills, it is planned that any related increase in headcount will be offset through other employee reductions.

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

  Form 10-Q - Part I
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share amounts), Continued

       On-going systems costs comprised approximately six, six and five percent of total operating expenses at USWC in 1993, 1992 and 1991, respectively, and are expected to be approximately six percent in 1994. USWC expects systems costs charged to current operations as a percent of total operating expenses to approximate the current level throughout the life of the restructuring plan. However, systems costs could increase relative to other operating costs as USWC becomes more technology-dependent.

  Progress Under the Plan:

       For the third quarter and nine months ended September 30, 1994, the following amounts have been charged against the restructuring reserve:

                                  Third Quarter         Nine-Months
     Employee Separations:       Number     Amount     Number    Amount
                                 ------     ------     ------    ------
       Network - managerial          95         $4        150        $6
       Network - occupational       543         22        798        27
       All other - managerial        79          1        212         7
       All other - occupational     281          5        526        14
                                 ------     ------     ------    ------
            Total                   998        $32      1,686       $54
                                 ======     ======     ======    ======
                                   Third Quarter         Nine-Months
     Systems Development Costs:       ------               ------
       Service delivery                  $6                  $11
       Service assurance                  9                   18
       All other                         17                   26
                                      ------               ------
          Total                         $32                  $55
                                      ======               ======
                                   Third Quarter         Nine-Months
     Other Costs:                     ------               ------
       Real Estate                      $23                  $37
       Relocation                         4                    6
       Retraining and other              13                   15
                                      ------               ------
          Total                         $40                  $58
                                      ======               ======
       1994 Restructuring Reserve
         Activity                      $104                 $167
                                      ======               ======

       The rate of spending for systems costs was slower than anticipated during the first nine months of 1994. While the original estimate for 1994 may not be fully realized, there are no significant changes to the systems plan in total.

       Relocation costs are dependent upon employee acceptance of assignments to the new service centers. It is possible that shifts in reserve categories may occur due to factors beyond the Company's control, e.g. higher terminations due to employee unwillingness to relocate.

  Form 10-Q - Part I
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share amounts), Continued

       The Company's 1991 restructuring plan included a pretax charge of $364 for planned work-force reductions and the write-off of certain intangible and other assets. The plan reflected a work-force reduction of approximately 6,000 employees. The portion of the restructuring charge related to work-force reductions was $240, of which approximately $2 was unused at September 30, 1994, as compared to $56 remaining at December 31, 1993. The remaining balance of this reserve will be expended in the fourth quarter of 1994.

  Liquidity and Capital Resources

  Operating Activities:

       Cash provided by operations increased by $47, or 2 percent, over the first nine months of 1993, primarily due to increased demand for the Company's services and a decrease in cash funding related to postretirement benefits. In 1994, the funding for postretirement benefits was $288, of which approximately $185 was in the form of a stock contribution, compared to cash funding of $246 last year. Cash payments for restructuring charges increased during the first nine months of 1994 to $167 as compared to $77 the same period a year ago. Further details of cash provided by operating activities are provided in the Consolidated Statements of Cash Flows.

  Investing Activities:

       U S WEST received $143 in connection with the 1994 sale of its paging unit. The Company also received $154 in net proceeds in connection with the sale of 7.5 million shares of FSA (See Note F
  - Discontinued Operations) which is included in the Consolidated Statements of Cash Flows with the cash from discontinued operations.

  Financing Activities:

       In March 1994, approximately 5.5 million shares of common stock were issued in connection with the settlement of shareholder litigation ("Rosenbaum v. U S WEST Inc. et al.") for proceeds of approximately $210.

       On September 2, 1994, U S WEST issued to FFC 50,000 shares of a class of newly created 7 percent Series B Cumulative Redeemable
  Preferred Stock for a total of $50.  (See Note F - Discontinued
  Operations.)

  Other Items:

       U S WEST filed a registration statement in September 1994 to offer up to 12,210,339 shares of U S WEST Common Stock to be issued to, or in the name of, the holders of Wometco Corp. pursuant to a merger agreement (see Acquisitions).

       TeleWest Communications plc ("TeleWest"), the U.K. cable/ telephony joint venture owned by U S WEST and Tele-Communications, Inc. ("TCI"), intends to make an initial public offering of its ordinary shares by year end. U S WEST and TCI will each own approximately 37 percent of TeleWest's ordinary shares (approximately 38 percent of TeleWest on a fully diluted basis) following the offering. Proceeds will be used by TeleWest to finance construction and operations costs, invest in affiliated companies and repay debt.

  Form 10-Q - Part I

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share amounts), Continued

       U S WEST expects to continue to employ strategic alliances in new and developing businesses and will also make direct investments in assets or businesses that are consistent with the Company's business strategies. Financing for new investments in these types of activities will primarily come from a combination of new debt and equity. In connection with any such new investment of substantial magnitude, the Company may also reevaluate its use of internally generated cash, the feasibility of further acquisitions, the possibility of sales of assets and the capital structure.

  Acquisitions

       On July 15, 1994, U S WEST signed an agreement to acquire Wometco Corp. and the assets of Georgia Cable Television (the "Cable Properties") for $1.2 billion, of which approximately $490 will be in newly issued U S WEST common stock and the remainder will be in
  cash and assumed debt.   The Company's 1995 earnings per share will
  be diluted by approximately 5 to 6 percent as a result of this transaction. The purchase includes Access Telecommunications Interconnect, which provides competitive telephone services to business customers in the Atlanta area. The Cable Properties serve about 65 percent of the cable customers in the Atlanta
  metropolitan statistical area.   The transaction is expected to
  close in the fourth quarter of this year.

  U S WEST and AirTouch Joint Venture

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

  Form 10-Q - Part I

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share amounts), Continued

  U S WEST/AirTouch and Bell Atlantic/NYNEX Partnership

       On October 20, 1994 U S WEST and AirTouch announced a definitive agreement with Bell Atlantic and NYNEX to provide wireless communications. The four companies own cellular licenses in 15 of the top 20 cities and serve nearly four million cellular customers. The companies have formed a partnership to bid for licenses in the Federal Communications Commission's upcoming Personal Communication Services ("PCS") auction. This entity will be governed by a board made up of three members from the Bell Atlantic/NYNEX partnership (announced in June, 1994) and three members from the AirTouch/
  U S WEST joint venture.

       A second partnership will develop a national branding and marketing strategy and a common "look and feel" for both cellular and PCS customers. This entity will be governed by a board made up of three members from the Bell Atlantic/NYNEX partnership, three from the AirTouch/U S WEST joint venture and one independent board member. The cellular properties of Bell Atlantic/NYNEX will not be merged with AirTouch/U S WEST.

  Contingencies

       At USWC, there are pending regulatory actions in local regulatory jurisdictions that call for price decreases, refunds or both. In one such instance, the Utah Supreme Court has remanded a Utah Public Service Commission ("PSC") order to the PSC for reconsideration, thereby establishing two exceptions to the rule against retroactive ratemaking: 1) unforeseen and extraordinary events, and 2) misconduct. The Commission's initial order denied a refund request from interexchange carriers and other parties related to the Tax Reform Act of 1986. At the current time, this case is still in the discovery process. If a formal filing, made in accordance with the remand from the Supreme Court, alleges that the exceptions apply, the range of possible risk is $0 to $140.

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


  (b) Reports on Form 8-K filed during the third quarter

          (i) report dated July 15, 1994, concerning U S WEST's announcement with respect to its plans to acquire
              Atlanta Cable Systems;

         (ii) report dated July 18, 1994, concerning the release of earnings for the second quarter ended June 30, 1994, and related exhibits; and

        (iii) report dated July 25, 1994, concerning U S WEST's announcement with respect to its plans to merge its cellular operations and form a wireless joint venture with AirTouch Communications.

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



                                       /s/ James M. Osterhoff
                                       ----------------------

   November 14, 1994                   U S WEST, Inc.
                                       James M. Osterhoff
                                       Executive Vice President
                                       and Chief Financial Officer