Form 10-K405
period 1994-12-31
US WEST INC
filed 1995-03-07
CIK 732718

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------
                                   FORM 10-K

   /X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

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

                             ---------------------
          Securities registered pursuant to Section 12(b) of the Act:

                                                               NAME OF EACH EXCHANGE IN
       TITLE OF EACH CLASS                                         WHICH REGISTERED
- ----------------------------------------------------------------------------------------
Common Stock (without par value)                               New York Stock Exchange
                                                               Pacific Stock Exchange

Liquid Yield Option Notes, due 2011                            New York Stock Exchange
(convertible to common stock under
certain circumstances)

                             ---------------------
          Securities registered pursuant to Section 12(g) of the Act:
                                      None

     At January 31, 1995, 468,435,778 shares of common stock were outstanding.

     At January 31, 1995, the aggregate market value of the voting stock held by non-affiliates was approximately $18,250,730,316.

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES  X      NO    .
                                               ---        ---

                      DOCUMENTS INCORPORATED BY REFERENCE.

     Portions of the Registrant's 1994 Annual Report to Shareowners are incorporated by reference into Parts I, II and IV.

     Portions of the Registrant's definitive Proxy Statement dated March 16, 1995, to be issued in connection with the 1995 Annual Meeting of Shareowners are incorporated by reference into Parts II and III.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                     PART I

  ITEM                                                                                     PAGE
  ----                                                                                     ----
   1.     Business......................................................................     1
   2.     Properties....................................................................     6
   3.     Legal Proceedings.............................................................     6
   4.     Submission of Matters to a Vote of Security Holders...........................     7

                                             PART II
   5.     Market for the Registrant's Common Equity and Related Stockholder Matters.....     8
   6.     Selected Financial Data.......................................................     8
   7.     Management's Discussion and Analysis of Financial Condition and
            8Results of Operations......................................................     8
   8.     Consolidated Financial Statements and Supplementary Data......................     8
   9.     Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure........................................................     8

                                            PART III
  10.     Directors and Executive Officers of the Registrant............................     8
  11.     Executive Compensation........................................................     8
  12.     Security Ownership of Certain Beneficial Owners and Management................     8
  13.     Certain Relationships and Related Transactions................................     8

                                             PART IV
  14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K..............     9
          Independent Accountants' Report...............................................    14

                                     PART I

ITEM 1. BUSINESS.

                                    GENERAL

     U S WEST, Inc. ("U S WEST") was incorporated under the laws of the State of Colorado and has its principal executive offices at 7800 East Orchard Road, Englewood, Colorado 80111, telephone number (303) 793-6500. U S WEST is a diversified global communications company engaged in the telecommunications, directory publishing, marketing and, most recently, entertainment services businesses. Telecommunications services are provided by U S WEST's principal subsidiary, U S WEST Communications, Inc., to more than 25 million residential and business customers in the states of Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming (collectively, the "U S WEST Region"). Directory publishing, marketing and entertainment services as well as cellular mobile communications services are provided by other U S WEST subsidiaries to customers both inside and outside the U S WEST Region. (Financial information concerning
U S WEST's operations is set forth in the Consolidated Financial Statements and Notes thereto in the U S WEST 1994 Annual Report to Shareowners (the "1994 Annual Report"), which is incorporated herein by reference.) U S WEST and its subsidiaries had 61,505 employees at December 31, 1994.

                              RECENT DEVELOPMENTS

U S WEST COMMUNICATIONS

     Development of Multimedia Network. In 1993, U S WEST announced its intention to build a multimedia telecommunications network (the "Multimedia Network") capable of providing voice, data and video services to customers within the U S WEST Region. U S WEST expects that it will ultimately deliver a variety of integrated communications, entertainment and information services and other high speed digital services, including data applications, through the Multimedia Network in selected areas of the U S WEST Region. These integrated services, including video-on-demand, targeted advertising, home shopping, interactive games, high-definition broadcast television and two-way, video telephony are expected to become available over time as the Multimedia Network develops. U S WEST began limited testing of its Multimedia Network in Omaha, Nebraska in December, 1994. A market trial will begin in 1995 in an area that will cover up to 50,000 homes. U S WEST is seeking approval from the Federal Communications Commission (the "FCC") to install Multimedia Network architecture in several other cities within the U S WEST Region. The results of the technical and market trials will be incorporated into the network configuration and future service offerings.

     Re-engineering. U S WEST also announced in 1993 that U S WEST Communications would implement a plan (the "Re-engineering Plan") designed to provide faster, more responsive customer service and improved repair capabilities while reducing the costs of providing these services. Pursuant to the Re-engineering Plan, U S WEST Communications is developing new systems that will enable it to monitor networks to reduce the risk of service interruptions, activate telephone service on demand, provide automated inventory systems and centralize its service centers so that customers can have their telecommunications needs resolved with one phone call. U S WEST Communications is also gradually reducing its work force by approximately 9,000 employees and consolidating the operations of its existing 560 customer centers into 26 customer centers in ten cities. Implementation of the Re-engineering Plan is expected to extend into 1997, rather than being completed in 1996 as originally scheduled. In the third quarter of 1993, U S WEST accrued a one-time, after-tax charge of $610 million for costs associated with the Re-engineering Plan, including employee training costs, severance benefits, employee relocations costs and building preparation and system installation costs. While U S WEST estimates that total employee and related costs will be reduced upon completion of the Re-engineering Plan, these savings are expected to be offset by the effects of inflation. (See "Restructuring Charges" under Management's Discussion and Analysis of Financial Condition and Results of Operations on p. 14 of the 1994 Annual Report, which is incorporated by reference herein.)

     Discontinuance of SFAS 71 Accounting. In 1993, U S WEST incurred a $3.1 billion non-cash, extraordinary charge, net of an income tax benefit of $2.3 billion, against its earnings in conjunction with its decision to discontinue accounting for the operations of U S WEST Communications in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("SFAS 71"). SFAS 71 generally applies to regulated companies that meet certain requirements, including a requirement that a company be able to recover its costs, notwithstanding competition, by charging its customers at prices established by a regulator. U S WEST's decision to discontinue accounting for the operations of U S WEST Communications in accordance with SFAS 71 is based on the belief that the development of multimedia technology, competition and market conditions, more than prices established by regulators, will determine the future cost recovery by U S WEST Communications. As a result of this accounting change, the remaining asset lives of U S WEST Communications' telephone plant were shortened to more closely reflect the useful life of such plant. U S WEST Communications' financial reporting for regulatory purposes was not affected by the change. U S WEST Communications expects that it will continue to work with regulators to set appropriate prices that reflect changing market conditions, including shorter asset lives.

CABLE INVESTMENTS

     On December 6, 1994, U S WEST purchased Wometco Cable Corp. and Georgia Cable Holdings (the "Atlanta Cable Properties") for $1.2 billion, consisting of $745 million in cash and $459 million in common stock. Together, the Atlanta Cable Properties serve about 65 percent of the cable customers in the metropolitan Atlanta area. U S WEST expects that it will eventually offer local exchange services as well as multimedia services in the Atlanta area as a result of this acquisition.

     In 1993, U S WEST acquired 25.51% pro rata priority capital and residual equity interests in Time Warner Entertainment Company, L.P. ("TWE") for an aggregate purchase price of approximately $2.55 billion, consisting of approximately $1.53 billion in cash and approximately $1.02 billion in the form of a four-year promissory note bearing interest at a rate of 4.391% per annum (the "TWE Investment"). TWE owns and operates substantially all of the filmed entertainment (including Warner Bros.), programming (including HBO and Cinemax) and cable operations previously owned and operated by Time Warner Inc. TWE is the second-largest domestic multiple system cable operator, owning or operating 22 of the top 100 cable systems in the United States.

     U S WEST has an option to increase its equity interests in TWE from 25.51% to 31.84%. The option is exercisable, in whole or in part, between January 1, 1999 and May 31, 2005 upon the attainment of certain earnings thresholds for an aggregate cash exercise price of $1.25 billion to $1.8 billion (depending on the year of exercise). At the election of U S WEST or TWE, the exercise price will be payable by surrendering a portion of the equity interests receivable upon exercise of such option. In connection with the TWE Investment, U S WEST acquired 12.75% of the common stock of Time Warner Entertainment Japan Inc., a joint venture company established to expand and develop the market for entertainment services in Japan.

DOMESTIC WIRELESS SERVICES

     On July 25, 1994, AirTouch Communications ("AirTouch") and U S WEST announced an agreement to combine their domestic wireless operations. AirTouch's initial equity ownership of the wireless joint venture will be approximately 70 percent and U S WEST's will be 30 percent. This joint venture will provide
U S WEST with an expanded wireless presence and economies of scale. The joint venture will have a presence in 9 of the top 20 cellular markets in the country. The transaction is expected to close in the second quarter of 1995 upon obtaining certain federal and state regulatory approvals. Each company's cellular operations initially will continue to operate as separate entities owned by the individual partners, but upon closing will report to a joint Wireless Management Company, which will provide support services.

     A merger of the two companies' operations will take place upon the earlier of four years from July 25, 1994, the lifting of certain MFJ restrictions, or at AirTouch's option. The agreement gives U S WEST strategic flexibility, including the right to exchange its interest in the joint venture for up to 19.9 percent of

AirTouch common stock, with any excess amounts to be received in the form of AirTouch non-voting preferred stock. A Partnership Committee, led by the president and chief operating officer of AirTouch and three other AirTouch representatives, three U S WEST representatives and one mutually agreed upon independent representative will oversee the companies' domestic cellular operations.

     On December 5, 1994, a partnership formed by the AirTouch/U S WEST joint venture and the Bell Atlantic/NYNEX partnership began bidding on personal communications services ("PCS") licenses that are being auctioned by the FCC. The combined companies own cellular licenses in 15 of the top 20 cities and serve over five million customers. The partnership, known as PCS PrimeCo, is eligible to bid for PCS licenses in 26 markets, representing more than 100 million POPS. This entity will be governed by a board made up of three members from the Bell Atlantic/NYNEX partnership and three members from the AirTouch/U S WEST joint venture. A second partnership will develop a national branding and marketing strategy and a common "look and feel" for both cellular and PCS customers. The cellular properties of Bell Atlantic/NYNEX will not be merged with those of AirTouch/U S WEST.

PERSONAL COMMUNICATIONS SERVICES

     In 1993, Mercury One-2-One, a 50-50 joint venture between U S WEST and Cable & Wireless PLC, launched the world's first commercial PCS in the United Kingdom. Mercury One-2-One's PCS is a digital cellular communications service designed to offer consumers higher quality service, increased privacy and more features at lower prices than existing cellular communications systems. To meet growing customer demand, Mercury One-2-One has expanded its coverage to reach 30 percent of the U.K. population.

TELEWEST INITIAL PUBLIC OFFERING

     In 1994, TeleWest Communications PLC ("TeleWest"), a venture with Tele-Communications, Inc., completed an initial public offering of its common stock. U S WEST's interest in TeleWest was reduced from 50 percent to 37.8 percent as a result of the offering, but based on the offering price, its interest is valued at U.S. $1.1 billion. TeleWest is the largest provider of combined cable television and telephone service in the world. The combined services are provided over a multimedia network which has been designed to provide a wide range of interactive and integrated entertainment, telecommunication and information services as they become available in the future. TeleWest owns all or part of 23 franchises that encompass 3.6 million homes. Through TeleWest, U S WEST has gained experience in packaging video and telephone service that it utilizes in other parts of the world.

DISCONTINUANCE OF CAPITAL ASSETS SEGMENT

     In 1993, in connection with its decision to concentrate its resources and efforts on developing its telecommunications business, U S WEST determined to treat its capital assets business segment (the "Capital Assets segment") as a discontinued operation and announced its intention to dispose of the businesses comprising that segment. U S WEST's remaining business segment, "Communications and Related Services," comprises the continuing operations of U S WEST. U S WEST continues to make progress in disposing of its Capital Assets segment in accordance with its plan of disposition.

     In May, 1994, U S WEST sold 7.5 million shares of Financial Security Assurance Holdings Ltd. ("FSA"), including 2 million shares to Fund American Enterprises Holdings, Inc. ("FFC"), in an initial public offering of FSA common stock. In June, 1994, an additional 600,000 shares were issued in connection with an over-allotment option. U S WEST received $154 million in net proceeds from the offering. In conjunction with the sale of FSA shares to FFC, U S WEST issued 50,000 shares of a class of newly created cumulative redeemable preferred stock. FFC's voting rights in FSA increased to 21.0 percent through a combination of direct share ownership of common and preferred FSA shares and a voting trust agreement with U S WEST. U S WEST's voting rights are 49.8 percent.

     During 1994, U S WEST Real Estate, Inc. continued the liquidation of its real estate portfolio, selling 12 buildings, six parcels of land and other assets for approximately $327 million U S WEST expects that the liquidation of this portfolio will be substantially completed by 1998.

                        U S WEST'S CONTINUING OPERATIONS

     U S WEST Communications. U S WEST Communications was formed January 1, 1991, when Northwestern Bell Telephone Company ("Northwestern Bell") and Pacific Northwest Bell Telephone Company ("Pacific Northwest Bell") were merged into The Mountain States Telephone and Telegraph Company ("Mountain States"), which simultaneously changed its name to U S WEST Communications, Inc. U S WEST acquired ownership of Mountain Bell, Northwestern Bell and Pacific Northwest Bell on January 1, 1984, when American Telephone and Telegraph Company ("AT&T") transferred its ownership interests in these three wholly owned operating telephone companies to U S WEST. This divestiture was made pursuant to a court-approved consent decree entitled the "Modification of Final Judgment" ("MFJ") which arose out of an antitrust action brought by the United States Department of Justice against AT&T.

     Operations of U S WEST Communications. U S WEST Communications serves approximately 80% of the population in the U S WEST Region and approximately 40% of the land area. At December 31, 1994, U S WEST Communications had approximately 14,336,000 telephone network access lines in service, a 3.6% increase over year end 1993.

     Under the terms of the MFJ, the U S WEST Region was divided into 29 geographical areas called "Local Access and Transport Areas" ("LATAs") with each LATA generally centered on a metropolitan area or other identifiable community of interest. The principal types of telecommunications services offered by U S WEST Communications are (i) local service, (ii) exchange access service (which connects customers to the facilities of interLATA service providers), and
(iii) intraLATA long distance network service. For the year ended December 31, 1994, local service, exchange access service and intraLATA long distance network service accounted for 37%, 27% and 12%, respectively, of the sales and other revenues of U S WEST's continuing operations. In 1994, revenues from a single customer, AT&T, accounted for approximately 10% of the sales and other revenues of U S WEST's continuing operations.

     U S WEST Communications incurred capital expenditures of approximately $2.45 billion in 1994 and expects to incur approximately $2.1 billion in 1995. The 1994 capital expenditures of U S WEST Communications were substantially devoted to the continued modernization of telephone plant, including investments in fiber optic cable, in order to improve customer services and network productivity.

     Central to U S WEST Communications' competitive strategy in 1994 were its efforts respecting the Multimedia Network and the Re-engineering Plan. See "Recent Developments -- U S WEST Communications."

     Regulation of U S WEST Communications. U S WEST Communications is subject to varying degrees of regulation by state commissions with respect to intrastate rates and service, and access charge tariffs. Under traditional rate of return regulation, intrastate rates are generally set on the basis of the amount of revenues needed to produce an authorized rate of return.

     U S WEST Communications has sought alternative forms of regulations ("AFOR") plans which provide for competitive parity, enhanced pricing flexibility and improved capability in bringing to market new products and services. In a number of states where AFOR plans have been adopted, such actions have been accompanied by requirements to refund revenues, reduce existing rates or upgrade service, any of which could have adverse short-term effects on earnings. Similar agreements may have resulted under traditional rate of return regulation. (See "State Regulatory Issues" under Management's Discussion and Analysis of Financial Condition and Results of Operations on p. 22 of the 1994 Annual Report, which is incorporated by reference herein.)

     U S WEST Communications is also subject to the jurisdiction of the FCC with respect to interstate access tariffs (that specify the charges for the origination and termination of interstate communications) and other matters. U S WEST's interstate services have been subject to price cap regulation since January 1991. Price caps are a form of incentive regulation and, ostensibly, limit prices rather than profits. However, the FCC's price cap plan includes sharing of earnings in excess of authorized levels. The Company believes that competition will ultimately be the determining factor in pricing telecommunications services. (See "Federal Regulatory Issues" under Management's Discussion and Analysis of Financial Condition and Results of Operations on p. 21 of the 1994 Annual Report, which is incorporated by reference herein.)

     Congress failed to pass telecommunications reform legislation in 1994. It is expected that new telecommunications legislation will be introduced in 1995. However, there is uncertainty concerning the scope and the direction of that legislation. U S WEST believes that it is in the public interest to lift all competitive restrictions, placing all competitors under the same rules. Such action would lead to wider consumer choices, and ensure the industry's technological development and long-term financial health.

     Competition. U S WEST believes that the convergence of the communications, entertainment and information services businesses will lead to increased competition for U S WEST from companies in industries with which U S WEST did not historically compete. U S WEST Communications' principal competitors are competitive access providers ("CAPs") and interexchange carriers. In recent years, potential competitors have expanded to include cable television companies, combined cable television/telecommunications companies and cellular companies. Cable television companies are expected to increase competition by offering telecommunications and other information services. Combined cable television and telecommunications companies are expected to increase competition for local telephone and alternative exchange access services as well as those services expected to be available through the Multimedia Network. AT&T's entrance into the cellular communications market through its acquisition of McCaw Cellular Communications, Inc. may create increased competition in local exchange as well as cellular services.

     Currently, competition from long distance companies is eroding U S WEST Communications' market share of intraLATA long distance services such as Wide Area Telephone Service and "800." These revenues have steadily declined over the last several years as customers have migrated to interexchange carriers who have the ability to offer these services on both an intraLATA and interLATA basis.
U S WEST and its affiliates are prohibited from providing interLATA long distance services.

     The impact of increased competition on the operations of U S WEST Communications will be influenced by the future actions of regulators and legislators who increasingly are advocating competition. The loss of local exchange customers to competitors would affect multiple revenue streams of U S WEST and could have a material adverse effect on its operations.

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

     U S WEST Marketing Resources Group, Inc. ("Marketing Resources"), which accounted for about 9% of U S WEST's 1994 revenues from continuing operations, publishes about 300 white and yellow page directories in the U S WEST Region. Marketing Resources competes with local and national publishers of directories, as well as other advertising media such as newspapers, magazines, broadcast media and direct mail. Marketing Resources intends to focus on enhancing core products, developing and packaging new information products through new and existing databases.

     U S WEST NewVector Group, Inc. ("NewVector"), which accounted for approximately 7% of U S WEST's 1994 revenues from continuing operations, provides communications and information products and services, including cellular services, over wireless networks in 31 Metropolitan Service Areas and 34 Rural Service Areas, primarily located in the U S WEST Region. Competition for full service cellular customers is currently limited to holders of the two cellular licenses granted in a given cellular market. Despite its rapid growth, the cellular industry is faced with many challenges including the introduction of new technologies, increased competition and an uncertain regulatory environment. In 1994, NewVector agreed to combine its domestic wireless services with those of AirTouch, and to be part of a partnership including AirTouch, Bell

Atlantic and NYNEX that would bid on PCS licenses that are being auctioned by the FCC. See "Recent Developments -- Domestic Wireless Services."

     U S WEST Multimedia Communications, Inc. ("Multimedia Communications") was formed to manage U S WEST's cable investments, and has primary responsibility for aiding U S WEST in achieving its strategic goal of becoming a leading provider of interactive, integrated communications, entertainment and information services outside the U S WEST Region.

     Multimedia Communications is also responsible for identifying and pursuing alliances, acquisitions and/or investments that complement U S WEST's strategy. U S WEST is seeking to strengthen its national out-of-region presence by acquiring or forming alliances with other communications, entertainment and information services companies throughout the United States. The first major step toward that goal was the TWE Investment made in 1993. More recently, U S WEST acquired the Atlanta Cable Properties. See "Recent
Developments -- Cable Investments."

     U S WEST will continue to employ strategic alliances and will also make direct investments in assets or businesses that are consistent with its business strategies. Financing for new investments will primarily come from a combination of new debt and equity. In the event of a new investment of substantial magnitude, the Company may also re-evaluate its use of internally generated cash, the feasibility of further acquisitions, the possibility of sales of assets and the capital structure.

     During 1994, U S WEST continued expanding its international ventures, which include investments in cable television and telecommunications, wireless communications including PCS, directory publishing, and international networks. The Company completed its purchase of Thomson Directories, a publisher of 155 telephone directories that reach 80 percent of the households in Great Britain. The Company also purchased 49 percent of Listel, a Brazilian company that produces telephone directories, and acquired a minority interest in Binariang Sdn Bhd, a Malaysian telecommunications company that holds four licenses that enable it to become a second network operator in Malaysia.

     U S WEST's net investment in international ventures approximated $988 million (inclusive of consolidated entities) at December 31, 1994, approximately 68% of which is in the United Kingdom. Of the total international investment, approximately 53% is invested in cable television joint ventures, mostly in the United Kingdom and Western Europe.

     Because U S WEST's international investments are in new, developing businesses, they typically are in a high growth, reinvestment phase for several years and do not show net income or positive cash flow until they become more mature. Consequently, start-up losses from these investments, in total, are expected to increase in 1995 and possibly beyond. The Company's future commitment to international ventures is currently planned at about $400 million in 1995, but could increase as new opportunities become available.

ITEM 2. PROPERTIES.

     The properties of U S WEST do not lend themselves to description by character and location of principal units. At December 31, 1994, the majority of U S WEST property was utilized in providing telecommunications services by U S WEST Communications. Substantially all of U S WEST Communications' central office equipment is located in owned buildings situated on land owned in fee, while many garages and administrative and business offices are in leased quarters.

ITEM 3. LEGAL PROCEEDINGS.

     U S WEST and its subsidiaries are subject to claims and proceedings arising in the ordinary course of business. While complete assurance cannot be given as to the outcome of any contingent liabilities, in the opinion of U S WEST, any financial impact to which U S WEST and its subsidiaries are subject is not expected to be material in amount to U S WEST's operating results or its financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                         EXECUTIVE OFFICERS OF U S WEST

     Pursuant to General Instructions G(3), the following information is included as an additional item in Part I:

                                                                         DATE ASSUMED
                                                                           PRESENT
                                        POSITION                 AGE       POSITION
                           ----------------------------------    ---     ------------
A. Gary Ames(1)..........  President & Chief Executive           50          1990
                           Officer
                           of U S WEST Communications
James T. Anderson........  Vice President & Treasurer            55          1984
Richard J. Callahan......  Executive Vice President,             53          1988
                           U S WEST,
                           & President, U S WEST
                           International and Business
                           Development Group
Charles M. Lillis........  Executive Vice President &            53          1987
                           President and Chief Executive
                           Officer,
                           U S WEST Diversified Group
C. Scott McClellan(2)....  Acting Executive Vice President       46          1994
Richard D. McCormick.....  Chairman of the Board,                54          1986(3)
                           Chief Executive Officer &
                           President
James M. Osterhoff(4)....  Executive Vice President &            58          1991
                           Chief Financial Officer
Lorne G. Rubis...........  Vice President                        44          1992
Charles P. Russ, III.....  Executive Vice President,             50          1992
                           General Counsel & Secretary
Judith A. Servoss........  Vice President                        49          1987
James H. Stever..........  Executive Vice President              51          1993

- ---------------
(1) Mr. Ames, while not an officer of U S WEST, performs significant policy making functions equivalent to those typically performed by an officer.

(2) Mr. McClellan was appointed Acting Executive Vice President effective October 10, 1994.

(3) Mr. McCormick was appointed Chief Executive Officer on January 1, 1991, and was elected Chairman of the Board effective May 1, 1992.

(4) Mr. Osterhoff has announced his retirement from U S WEST but will remain in his present position until a successor is named.

     Executive Officers are not elected for a fixed term of office, but serve at the discretion of the Board of Directors.

     Each of the above executive officers has held a managerial position with U S WEST or an affiliate of U S WEST since 1990, except for Messrs. Osterhoff, Rubis and Russ. Mr. Osterhoff was Vice President -- Finance and Chief Financial Officer of Digital Equipment Corporation from 1985 to 1991. Mr. Rubis was Vice President -- Quality for U S WEST International and Business Development Group, a division of U S WEST, from 1991 to 1992; Director -- Quality and Service Improvement for U S WEST NewVector Group, Inc., a subsidiary of U S WEST, from 1990 to 1991. Prior to joining the U S WEST family, Mr. Rubis worked as an independent labor relations consultant and as co-founder and principal of Workplace One, Ltd., a Canadian-based consulting firm, from 1979 to 1988. In 1988, he merged his firm with Deltapoint Corp., a Seattle-based Quality Improvement consulting firm. Mr. Russ was Vice President, Secretary and General Counsel of NCR Corporation from February, 1984 to June, 1992.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The information required by this item is included on page 54 of the 1994 Annual Report under the heading "Note 18: Quarterly Financial Data (Unaudited)" and is incorporated herein by reference. The U.S. markets for trading in U S WEST common stock are the New York Stock Exchange and the Pacific Stock Exchange. As of December 31, 1994, U S WEST common stock was held by approximately 816,099 shareholders of record.

ITEM 6. SELECTED FINANCIAL DATA.

     The information required by this item is included on page 1 of the 1994 Annual Report under the heading "Financial Highlights" and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information required by this item is included on pages 7 through 31 of the 1994 Annual Report and is incorporated herein by reference.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required by this item is included on pages 33 through 54 of the 1994 Annual Report and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this item with respect to executive officers is set forth in Part I, page 10, under the caption "Executive Officers of U S WEST."

     The information required by this item with respect to Directors is included in the U S WEST definitive Proxy Statement dated March 16, 1995 ("Proxy Statement") under "Election of Directors" on pages 4 and 5 and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this item is included in the Proxy Statement under "Executive Compensation" on pages 10 through 16 and "Compensation of Directors" on pages 2 and 3 and is incorporated herein by reference.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) The following independent accountants' report and consolidated financial statements are incorporated by reference in Part II of this report on Form 10-K:

                                                                                   PAGE NUMBER
                                                                                 OF ANNUAL REPORT
                                                                                 ----------------
    (1)   Report of Independent Accountants....................................        32
    (2)   Consolidated Financial Statements:
          Consolidated Statements of Operations -- for the years ended December
          31, 1994, 1993 and 1992..............................................        33
          Consolidated Balance Sheets as of December 31, 1994 and 1993.........        34
          Consolidated Statements of Cash Flows -- for the years ended December
          31, 1994, 1993 and 1992..............................................        35
          Consolidated Statements of Shareowners' Equity for years ended
          December 31, 1994, 1993 and 1992.....................................        36
          Notes to Consolidated Financial Statements...........................   37 through 54

                                                                                   PAGE NUMBER
                                                                                 ----------------
    (3)   Consolidated Financial Statement Schedule:
          Report of Independent Accountants....................................        14
          II -- Valuation and Qualifying Accounts..............................        S-1

Financial statement schedules other than those listed above have been omitted because the required information is contained in the financial statements and notes thereto, or because such schedules are not required or applicable.

(b) Reports on Form 8-K:

     U S WEST filed the following reports on Form 8-K during the fourth quarter of 1994:

          (i) report dated October 17, 1994 relating to a release of earnings for the period ended September 30, 1994;

          (ii) report dated December 8, 1994 announcing its plan to buy back stock, and the completion of the Atlanta Cable properties acquisition.

(c) Exhibits:

     Exhibits identified in parentheses below, on file with the Securities and Exchange Commission ("SEC"), are incorporated herein by reference as exhibits hereto.

       EXHIBIT
       NUMBER
- ---------------------
          (3a)       -- Articles of Incorporation of U S WEST, Inc. dated September 22, 1983
                        (Exhibit 3a to Registration Statement No. 2-87861).
          (3a.1)     -- Articles of Amendment to the Articles of Incorporation of U S WEST,
                        Inc. dated June 6, 1988 (Exhibit 3b to Form 10-K, date of report
                        March 29, 1989, File No. 1-8611).
          (3a.2)     -- Articles of Amendment to the Articles of Incorporation of U S WEST,
                        Inc. dated May 3, 1991 (Exhibit 3c to Form SE filed on March 5, 1992,
                        File No. 1-8611).
           3a.3      -- Articles of Amendment to the Articles of Incorporation of U S WEST,
                        Inc. dated September 1, 1994.
          (3b)       -- Bylaws of the Registrant as amended August 5, 1994 (Exhibit 3-D to
                        Form S-4 Registration Statement No. 33-55289 filed August 30, 1994).
           4         -- No instrument which defines the rights of holders of long and intermediate term debt of U S WEST, Inc. and all of its subsidiaries is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A).
                        Pursuant to this regulation, the Registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.
        (10a)        -- Reorganization and Divestiture Agreement dated as of November 1,
                        1983, between American Telephone and Telegraph Company and its affiliates, U S WEST, Inc., The Mountain States Telephone and
                        Telegraph Company, Northwestern Bell Telephone Company, Pacific
                        Northwest Bell Telephone Company and NewVector Communications, Inc.
                        (Exhibit 10a to Form 10-K, date of report March 8, 1984, File No.
                        1-3501).
        (10b)        -- Shared Network Facilities Agreement dated as of January 1, 1984, between American Telephone and Telegraph Company, AT&T Communications
                        of the Midwest, Inc., The Mountain States Telephone and Telegraph
                        Company, Northwestern Bell Telephone Company and Pacific Northwest
                        Bell Telephone Company (Exhibit 10b to Form 10-K, date of report
                        March 8, 1984, File No. 1-3501).
        (10c)        -- Agreement Concerning Termination of the Standard Supply Contract
                        effective December 31, 1983, between American Telephone and Telegraph
                        Company, Western Electric Company, Incorporated, The Mountain States
                        Telephone and Telegraph Company, Northwestern Bell Telephone Company,
                        Pacific Northwest Bell Telephone Company and Central Services
                        Organization (Exhibit 10d to Form 10-K, date of report March 8, 1984,
                        File No, 1-3501).
        (10d)        -- Agreement Concerning Certain Centrally Developed Computer Systems
                        effective December 31, 1983, between American Telephone and Telegraph
                        Company, Western Electric Company, Incorporated, The Mountain States
                        Telephone and Telegraph Company, Northwestern Bell Telephone Company,
                        Pacific Northwest Bell Telephone Company and Central Services
                        Organization (Exhibit 10e to Form 10-K, date of report March 8, 1984,
                        File No. 1-3501).
        (10e)        -- Agreement Concerning Patents, Technical Information and Copyrights
                        effective December 31, 1983, between American Telephone and Telegraph
                        Company and U S WEST, Inc. (Exhibit 10f to Form 10-K, date of report
                        March 8, 1984, File No. 1-3501).

       EXHIBIT
       NUMBER
- ---------------------
        (10f)        -- AMPS Software Agreement effective December 31, 1983, between American
                        Telephone and Telegraph Company and NewVector Communications, Inc.
                        (Exhibit 10h to Form 10-K, date of report March 28, 1984, File No.
                        1-8611).
        (10g)        -- Agreement Concerning Contingent Liabilities, Tax Matters and
                        Termination of Certain Agreements dated as of November 1, 1983, between American Telephone and Telegraph Company, U S WEST, Inc., The
                        Mountain States Telephone and Telegraph Company, Northwestern Bell
                        Telephone Company, Pacific Northwest Bell Telephone Company and
                        NewVector Communications, Inc. (Exhibit 10h to Form 10-K, date of report March 8, 1984, File No. 1-3501).
        (10h)        -- Agreement Concerning Trademarks, Trade Names and Service Marks
                        effective December 31, 1983, between American Telephone and Telegraph
                        Company, American Information Technologies Corporation, Bell Atlantic
                        Corporation, BellSouth Corporation, Cincinnati Bell, Inc., NYNEX
                        Corporation, Pacific Telesis Group, The Southern New England
                        Telephone Company, Southwestern Bell Corporation and U S WEST, Inc.
                        (Exhibit 10i to Form 10-K, date of report March 8, 1984, File No.
                        1-3501).
        (10i)        -- U S WEST, Inc. Short-Term Incentive Plan (Exhibit 10i to Form 10-K
                        filed March 19, 1993, File No. 1-8611).
        (10j)        -- Financial Counseling Program for Officers of U S WEST (Exhibit 10-ee
                        to Registration Statement No. 2-87861).
        (10k)        -- U S WEST Deferred Compensation Plan for Non-Employee Directors
                        (Exhibit 10-ff to Registration Statement No. 2-87861).
        (10l)        -- Description of U S WEST Insurance Plan of Non-Employee Directors'
                        Travel and Accident Insurance (Exhibit 10-gg to Registration
                        Statement No. 2-87861).
        (10m)        -- Extract from the U S WEST Management Pension Plan regarding limitations on and payments of pension amounts which exceed the limitations contained in the Employee Retirement Income Security Act
                        (Exhibit 10-hh to Registration Statement No. 2-87861).
        (10n)        -- U S WEST Executive Non-Qualified Pension Plan (Exhibit 10o to Form
                        10-K, date of report March 29, 1989, File No. 1-8611).
        (10o)        -- U S WEST Deferred Compensation Plan (Exhibit 10o to Form SE filed
                        March 5, 1992, File No. 1-8611).
        (10p)        -- Description of U S WEST Directors' Retirement Benefit Plan (Exhibit
                        10p to Form SE filed March 5, 1992, File No. 1-8611).
          10q        -- U S WEST, Inc. 1994 Stock Plan.
        (10r)        -- Shareholders' Agreement dated as of January 1, 1988 among Ameritech
                        Services, Inc., Bell Atlantic Management Services, Inc., BellSouth
                        Services Incorporated, NYNEX Service Company, Pacific Bell,
                        Southwestern Bell Telephone Company, The Mountain States Telephone
                        and Telegraph Company, Northwestern Bell Telephone Company and
                        Pacific Northwest Bell Telephone Company (Exhibit 10r to Form SE
                        filed March 5, 1992, File No. 1-8611).
        (10s)        -- U S WEST Senior Management Long Term Disability and Survivor
                        Protection Plan (Exhibit 10-dd to Registration Statement No.
                        2-87861).
        (10t)        -- U S WEST Mid-Career Pension Plan (Exhibit 10u to Form 10-K, date of report March 29, 1989, File No. 1-8611).
          10u        -- Form of U S WEST, Inc. Non-Qualified Stock Option Agreement.
          10v        -- Form of U S WEST, Inc. Restricted Stock Agreement.

       EXHIBIT
       NUMBER
- ---------------------
          10w        -- Employment letter from Richard D. McCormick to Charles P. Russ, III dated May 11, 1992.
        (10y)        -- Assignment Agreement, dated July 13, 1993, between U S WEST Overseas
                        Operations, Inc. and Richard J. Callahan (Exhibit (10a) to Form 10-Q
                        filed November 5, 1993).
        (10z)        -- Agreement for Services, dated July 13, 1993, between U S WEST, Inc.
                        and Richard J. Callahan (Exhibit (10b) to Form 10-Q filed November 5,
                        1993).
        (10aa)       -- Admission Agreement dated as of May 16, 1993 between Time Warner
                        Entertainment Company, L.P. and U S WEST, Inc. (Exhibit 10 to Form
                        8-K filed May 24, 1993).
          10ab       -- Form of Executive Change of Control Agreement.
          10ac       -- Form of Change of Control Agreement for Chief Executive Officer.
          10ad       -- U S WEST, Inc. Executive Long-Term Incentive Plan.
          10ae       -- U S WEST, Inc. Executive Short-Term Incentive Plan.
          11         -- Statement Re Computation of Per Share Earnings.
          12         -- Computation of Ratio of Earnings to Fixed Charges of U S WEST, Inc.
                        and U S WEST Financial Services, Inc.
          13         -- 1994 Annual Report to Shareowners.
          21         -- Subsidiaries of U S WEST, Inc.
          23         -- Consent of Independent Accountants.
          24         -- Powers of Attorney.
          27         -- Financial Data Schedule.
          99a        -- Annual Report on Form 11-K for the U S WEST Savings Plan/ESOP for
                        Salaried Employees for the year ended December 31, 1994, to be filed by amendment.
          99b        -- Annual Report on Form 11-K for the U S WEST Savings and Security
                        Plan/ESOP for the year ended December 31, 1994, to be filed by amendment.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Englewood, State of Colorado, on March 7, 1995.

                                            U S WEST, Inc.

                                            By:   /s/  JAMES M. OSTERHOFF
                                                      James M. Osterhoff
                                                 Executive Vice President and
                                                   Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Principal Executive Officer
/s/  RICHARD D. MCCORMICK*                        Chairman of the Board, President
                                                  and Chief Executive Officer

Principal Financial Officer:
/s/  JAMES M. OSTERHOFF*                          Executive Vice President and
                                                  Chief Financial Officer
Directors:

/s/  RICHARD B. CHENEY*

/s/  REMEDIOS DIAZ-OLIVER*

/s/  GRANT A. DOVE*

/s/  ALLAN D. GILMOUR*

/s/  PIERSON M. GRIEVE*

/s/  SHIRLEY M. HUFSTEDLER*

/s/  ALLEN F. JACOBSON*

/s/  RICHARD D. MCCORMICK*

/s/  MARILYN C. NELSON*

/s/  FRANK P. POPOFF*

/s/  GLEN L. RYLAND*

/s/  JERRY O. WILLIAMS*

/s/  DANIEL YANKELOVICH*

*By:    /s/  JAMES M. OSTERHOFF
             James M. Osterhoff
    (for himself and as Attorney-in-Fact)

Dated March 7, 1995

                        INDEPENDENT ACCOUNTANTS' REPORT

     Our report on the consolidated financial statements of U S WEST, Inc., which includes an explanatory paragraph regarding the discontinuance of accounting for the operations of U S WEST Communications, Inc. in accordance with Statement of Financial Accounting Standard No. 71, "Accounting for the Effects of Certain Types of Regulation," in 1993, and a change in the method of accounting for postretirement benefits other than pensions and other postemployment benefits in 1992, has been incorporated by reference in this Form 10-K from page 32 of the 1994 Annual Report to Shareowners of U S WEST, Inc. In connection with our audits or such consolidated financial statements, we have also audited the related consolidated financial statement schedules listed in the index on page 12 of this Form 10-K for the years ended December 31, 1994, 1993 and 1992.

     In our opinion, the consolidated financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

/s/ COOPERS & LYBRAND

COOPERS & LYBRAND L.L.P.
Denver, Colorado
January 18, 1995

                                 U S WEST, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN MILLIONS)

                                                           BALANCE AT                  CHARGED                   BALANCE AT
                                                           BEGINNING     CHARGED TO    TO OTHER                    END OF
                                                           OF PERIOD      EXPENSE      ACCOUNTS    DEDUCTIONS      PERIOD
                                                           ----------    ----------    --------    ----------    ----------
CONTINUING OPERATIONS:
  ALLOWANCE FOR CREDIT LOSSES
     Year 1994...........................................     $ 54         $   91(a)     $  3         $ 86(b)       $ 62
     Year 1993...........................................       59             83(a)        1           89(b)         54
     Year 1992...........................................       59             89(a)       11          100(b)         59
  RESERVES RELATED TO 1993 BUSINESS RESTRUCTURING,
     INCLUDING FORCE AND FACILITY CONSOLIDATION
     Year 1993...........................................     $935         $    0        $  0         $229          $706
     Year 1993...........................................        0          1,000           0           65           935
  RESERVES RELATED TO 1991 BUSINESS RESTRUCTURING,
     INCLUDING FORCE REDUCTIONS AND THE WRITE OFF OF
     CERTAIN INTANGIBLE ASSETS
     Year 1994...........................................     $ 95         $    0        $  0         $ 95          $  0
     Year 1993...........................................      215              0           0          120            95
     Year 1992...........................................      314              0           0           99           215
  DISCONTINUED OPERATIONS:
  ALLOWANCE FOR CREDIT LOSSES
     Year 1994...........................................     $ 64         $   13        $  0         $ 22(b)       $ 55
     Year 1993...........................................       63            149         (52)(c)       96(b)         64
     Year 1992...........................................       62             20           7           26(b)         63
  LOSS RESERVE ON FINANCIAL GUARANTEES(d)
     Year 1994...........................................     $ 36         $   40        $(36)(e)     $  0          $ 40
     Year 1993...........................................       72            103           0          139            36
     Year 1992...........................................       12             68           0            8            72
  OTHER(f)
     Year 1994...........................................     $  0         $    0        $  0         $  0          $  0
     Year 1993...........................................       86              0           3           89(c)          0
     Year 1992...........................................       84              0           8            6            86
  RESERVES RELATED TO 1991 BUSINESS RESTRUCTURING,
     INCLUDING REAL ESTATE VALUATION ALLOWANCE AND 1993
     PROVISION FOR LOSS ON DISPOSAL OF THE CAPITAL ASSETS
     SEGMENT
     Year 1994...........................................     $336         $    0        $  0         $217          $119
     Year 1993...........................................      402            120(g)        0          186           336
     Year 1992...........................................      500              0           0           98           402

- ---------------

NOTE: Certain reclassifications within the schedule have been made to conform to the current year presentation.

(a) Does not include amounts charged directly to expense. These amounts were $10, $10 and $9 for 1994, 1993 and 1992, respectively.

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

(e) This amount relates to loss reserves of Financial Security Assurance at the beginning of 1994. Financial Security Assurance is now accounted for under the equity method.

(f) Primarily valuation allowance related to the 1990 purchase of a $294 face amount mobile home loan portfolio for $197.

(g) Provision for estimated loss on disposal of the Capital Assets segment of $100 and an additional provision of $20 to reflect the cumulative effect on deferred taxes of the 1993 federally mandated increase in income tax rates.

                               (U S WEST LOGO)








                            (RECYCLED PAPER LOGO)
                                RECYCLED PAPER

                              INDEX TO EXHIBITS



EXHIBIT                                                                                          PAGE
NUMBER                                 DESCRIPTION                                              NUMBER
- -------                                -----------                                              ------
   (3a)       -- Articles of Incorporation of U S WEST, Inc. dated September 22, 1983
                 (Exhibit 3a to Registration Statement No. 2-87861).
   (3a.1)     -- Articles of Amendment to the Articles of Incorporation of U S WEST,
                 Inc. dated June 6, 1988 (Exhibit 3b to Form 10-K, date of report
                 March 29, 1989, File No. 1-8611).
   (3a.2)     -- Articles of Amendment to the Articles of Incorporation of U S WEST,
                 Inc. dated May 3, 1991 (Exhibit 3c to Form SE filed on March 5, 1992,
                 File No. 1-8611).
    3a.3      -- Articles of Amendment to the Articles of Incorporation of U S WEST,
                 Inc. dated September 1, 1994.
   (3b)       -- Bylaws of the Registrant as amended August 5, 1994 (Exhibit 3-D to
                 Form S-4 Registration Statement No. 33-55289 filed August 30, 1994).
    4         -- No instrument which defines the rights of holders of long and intermediate term debt of U S WEST, Inc. and all of its subsidiaries is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A).
                 Pursuant to this regulation, the Registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.
 (10a)        -- Reorganization and Divestiture Agreement dated as of November 1,
                 1983, between American Telephone and Telegraph Company and its affiliates, U S WEST, Inc., The Mountain States Telephone and
                 Telegraph Company, Northwestern Bell Telephone Company, Pacific
                 Northwest Bell Telephone Company and NewVector Communications, Inc.
                 (Exhibit 10a to Form 10-K, date of report March 8, 1984, File No.
                 1-3501).
 (10b)        -- Shared Network Facilities Agreement dated as of January 1, 1984, between American Telephone and Telegraph Company, AT&T Communications
                 of the Midwest, Inc., The Mountain States Telephone and Telegraph
                 Company, Northwestern Bell Telephone Company and Pacific Northwest
                 Bell Telephone Company (Exhibit 10b to Form 10-K, date of report
                 March 8, 1984, File No. 1-3501).
 (10c)        -- Agreement Concerning Termination of the Standard Supply Contract
                 effective December 31, 1983, between American Telephone and Telegraph
                 Company, Western Electric Company, Incorporated, The Mountain States
                 Telephone and Telegraph Company, Northwestern Bell Telephone Company,
                 Pacific Northwest Bell Telephone Company and Central Services
                 Organization (Exhibit 10d to Form 10-K, date of report March 8, 1984,
                 File No, 1-3501).
 (10d)        -- Agreement Concerning Certain Centrally Developed Computer Systems
                 effective December 31, 1983, between American Telephone and Telegraph
                 Company, Western Electric Company, Incorporated, The Mountain States
                 Telephone and Telegraph Company, Northwestern Bell Telephone Company,
                 Pacific Northwest Bell Telephone Company and Central Services
                 Organization (Exhibit 10e to Form 10-K, date of report March 8, 1984,
                 File No. 1-3501).
 (10e)        -- Agreement Concerning Patents, Technical Information and Copyrights
                 effective December 31, 1983, between American Telephone and Telegraph
                 Company and U S WEST, Inc. (Exhibit 10f to Form 10-K, date of report
                 March 8, 1984, File No. 1-3501).
 (10f)        -- AMPS Software Agreement effective December 31, 1983, between American
                 Telephone and Telegraph Company and NewVector Communications, Inc.
                 (Exhibit 10h to Form 10-K, date of report March 28, 1984, File No.
                 1-8611).
 (10g)        -- Agreement Concerning Contingent Liabilities, Tax Matters and
                 Termination of Certain Agreements dated as of November 1, 1983, between American Telephone and Telegraph Company, U S WEST, Inc., The
                 Mountain States Telephone and Telegraph Company, Northwestern Bell
                 Telephone Company, Pacific Northwest Bell Telephone Company and
                 NewVector Communications, Inc. (Exhibit 10h to Form 10-K, date of report March 8, 1984, File No. 1-3501).
 (10h)        -- Agreement Concerning Trademarks, Trade Names and Service Marks
                 effective December 31, 1983, between American Telephone and Telegraph
                 Company, American Information Technologies Corporation, Bell Atlantic
                 Corporation, BellSouth Corporation, Cincinnati Bell, Inc., NYNEX
                 Corporation, Pacific Telesis Group, The Southern New England
                 Telephone Company, Southwestern Bell Corporation and U S WEST, Inc.
                 (Exhibit 10i to Form 10-K, date of report March 8, 1984, File No.
                 1-3501).
 (10i)        -- U S WEST, Inc. Short-Term Incentive Plan (Exhibit 10i to Form 10-K
                 filed March 19, 1993, File No. 1-8611).
 (10j)        -- Financial Counseling Program for Officers of U S WEST (Exhibit 10-ee
                 to Registration Statement No. 2-87861).
 (10k)        -- U S WEST Deferred Compensation Plan for Non-Employee Directors
                 (Exhibit 10-ff to Registration Statement No. 2-87861).
 (10l)        -- Description of U S WEST Insurance Plan of Non-Employee Directors'
                 Travel and Accident Insurance (Exhibit 10-gg to Registration
                 Statement No. 2-87861).
 (10m)        -- Extract from the U S WEST Management Pension Plan regarding limitations on and payments of pension amounts which exceed the limitations contained in the Employee Retirement Income Security Act
                 (Exhibit 10-hh to Registration Statement No. 2-87861).
 (10n)        -- U S WEST Executive Non-Qualified Pension Plan (Exhibit 10o to Form
                 10-K, date of report March 29, 1989, File No. 1-8611).
 (10o)        -- U S WEST Deferred Compensation Plan (Exhibit 10o to Form SE filed
                 March 5, 1992, File No. 1-8611).
 (10p)        -- Description of U S WEST Directors' Retirement Benefit Plan (Exhibit
                 10p to Form SE filed March 5, 1992, File No. 1-8611).
   10q        -- U S WEST, Inc. 1994 Stock Plan.
 (10r)        -- Shareholders' Agreement dated as of January 1, 1988 among Ameritech
                 Services, Inc., Bell Atlantic Management Services, Inc., BellSouth
                 Services Incorporated, NYNEX Service Company, Pacific Bell,
                 Southwestern Bell Telephone Company, The Mountain States Telephone
                 and Telegraph Company, Northwestern Bell Telephone Company and
                 Pacific Northwest Bell Telephone Company (Exhibit 10r to Form SE
                 filed March 5, 1992, File No. 1-8611).
 (10s)        -- U S WEST Senior Management Long Term Disability and Survivor
                 Protection Plan (Exhibit 10-dd to Registration Statement No.
                 2-87861).
 (10t)        -- U S WEST Mid-Career Pension Plan (Exhibit 10u to Form 10-K, date of report March 29, 1989, File No. 1-8611).
   10u        -- Form of U S WEST, Inc. Non-Qualified Stock Option Agreement.
   10v        -- Form of U S WEST, Inc. Restricted Stock Agreement.
   10w        -- Employment letter from Richard D. McCormick to Charles P. Russ, III dated May 11, 1992.
 (10y)        -- Assignment Agreement, dated July 13, 1993, between U S WEST Overseas
                 Operations, Inc. and Richard J. Callahan (Exhibit (10a) to Form 10-Q
                 filed November 5, 1993).
 (10z)        -- Agreement for Services, dated July 13, 1993, between U S WEST, Inc.
                 and Richard J. Callahan (Exhibit (10b) to Form 10-Q filed November 5,
                 1993).
 (10aa)       -- Admission Agreement dated as of May 16, 1993 between Time Warner
                 Entertainment Company, L.P. and U S WEST, Inc. (Exhibit 10 to Form
                 8-K filed May 24, 1993).
   10ab       -- Form of Executive Change of Control Agreement.
   10ac       -- Form of Change of Control Agreement for Chief Executive Officer.
   10ad       -- U S WEST, Inc. Executive Long-Term Incentive Plan.
   10ae       -- U S WEST, Inc. Executive Short-Term Incentive Plan.
   11         -- Statement Re Computation of Per Share Earnings.
   12         -- Computation of Ratio of Earnings to Fixed Charges of U S WEST, Inc.
                 and U S WEST Financial Services, Inc.
   13         -- 1994 Annual Report to Shareowners.
   21         -- Subsidiaries of U S WEST, Inc.
   23         -- Consent of Independent Accountants.
   24         -- Powers of Attorney.
   27         -- Financial Data Schedule.
   99a        -- Annual Report on Form 11-K for the U S WEST Savings Plan/ESOP for
                 Salaried Employees for the year ended December 31, 1994, to be filed by amendment.
   99b        -- Annual Report on Form 11-K for the U S WEST Savings and Security
                 Plan/ESOP for the year ended December 31, 1994, to be filed by amendment.
