Form 10-Q
period 1995-03-31
US WEST INC
filed 1995-05-15
CIK 732718

______________________________________________________________________________
______________________________________________________________________________

                        SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                   For the Quarterly Period Ended March 31, 1995

                                      OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ____________ to ____________

                           Commission File Number 1-8611

                                  U S WEST, Inc.

A Colorado Corporation                               IRS Employer No. 84-0926774


                 7800 East Orchard Road, Englewood, Colorado 80111-2526

                               Telephone Number 303-793-6500


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

At April 30, 1995, 470,025,644 shares were outstanding.

                                 U S WEST, INC.
                                   FORM 10-Q
                               TABLE OF CONTENTS


Item                                                        Page
- ----                                                        ----
                  PART I - FINANCIAL INFORMATION


1.  Financial Statements

      Consolidated Statements of Operations -
        Three months ended March 31, 1995 and 1994            3

      Consolidated Balance Sheets -
        March 31, 1995 and December 31, 1994                  4

      Consolidated Statements of Cash Flows -
        Three months ended March 31, 1995 and 1994            6

      Consolidated Statements of Shareowners' Equity -
        Three months ended March 31, 1995 and 1994            7

      Notes to Consolidated Financial Statements              8

2.  Management's Discussion and Analysis of Financial
       Condition and Results of Operations                   13


                   PART II - OTHER INFORMATION


1.  Legal Proceedings                                        22

6.  Exhibits and Reports on Form 8-K                         22


Form 10-Q - Part I

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)           U S WEST, INC.
DOLLARS IN MILLIONS (EXCEPT PER SHARE AMOUNTS)

_______________________________________________________________________________
THREE MONTHS ENDED MARCH 31,                                  1995       1994
_______________________________________________________________________________
Sales and other revenues                                     $2,828     $2,641
Employee-related expenses                                       978        911
Other operating expenses                                        510        477
Taxes other than income taxes                                   114        108
Depreciation and amortization                                   560        503
Interest expense                                                128        109
Equity losses in unconsolidated ventures                         57         35
Gain on sales of rural telephone exchanges                       63         24
Other expense - net                                               6          -
                                                       -----------------------
Income before income taxes                                      538        522
Provision for income taxes                                      208        198
                                                       -----------------------
NET INCOME                                                   $  330     $  324
                                                       -----------------------
                                                       -----------------------

EARNINGS PER COMMON SHARE                                     $0.70      $0.73

DIVIDENDS PER COMMON SHARE                                   $0.535     $0.535

AVERAGE COMMON SHARES OUTSTANDING
   (thousands)                                              468,557    444,378




See Notes to Consolidated Financial Statements.

Form 10-Q - Part I

CONSOLIDATED BALANCE SHEETS (UNAUDITED)                          U S WEST, INC.
DOLLARS IN MILLIONS

_______________________________________________________________________________
                                                  MARCH 31,        DECEMBER 31,
                                                       1995                1994
_______________________________________________________________________________
ASSETS

Current assets

  Cash and cash equivalents                        $   148            $   209
  Accounts and notes receivable                      1,664              1,693
  Inventories and supplies                             199                189
  Deferred tax asset                                   343                352
  Other                                                335                323
                                               --------------------------------
Total current assets                                 2,689              2,766
                                               --------------------------------
Gross property, plant and equipment                 31,248             31,014
Accumulated depreciation                            17,318             17,017
                                               --------------------------------
Property, plant and equipment - net                 13,930             13,997

Investment in Time Warner Entertainment              2,509              2,522
Intangible assets - net                              1,887              1,858
Investment in international ventures                   994                881
Net investment in assets held for sale                 414                302
Other assets                                         1,176                878
                                               --------------------------------
Total assets                                       $23,599            $23,204
                                               --------------------------------
                                               --------------------------------




See Notes to Consolidated Financial Statements.

Form 10-Q - Part I

CONSOLIDATED BALANCE SHEETS (UNAUDITED), CONTINUED              U S WEST, INC.
DOLLARS IN MILLIONS


_______________________________________________________________________________
                                                       MARCH 31,   DECEMBER 31,
                                                            1995           1994
_______________________________________________________________________________
LIABILITIES AND SHAREOWNERS' EQUITY

Current liabilities
  Short-term debt                                        $3,565          $2,837
  Accounts payable                                          729             944
  Employee compensation                                     316             367
  Dividends payable                                         252             251
  Current portion of restructuring charges                  359             337
  Other                                                   1,364           1,278
                                                     --------------------------
Total current liabilities                                 6,585           6,014
                                                     --------------------------
Long-term debt                                            5,137           5,101
Postretirement and other postemployment benefit
  obligations                                             2,281           2,502
Deferred taxes, credits and other                         2,013           2,154

Preferred stock subject to mandatory redemption              51              51

Common shareowners' equity

  Common shares - no par, 2,000,000,000
    authorized, 469,934,527 and 469,343,048
    outstanding, respectively                             8,092           8,056
  Cumulative deficit                                       (360)           (458)
  LESOP guarantee                                          (187)           (187)
  Foreign currency translation adjustments                  (13)            (29)
                                                     --------------------------
Total common shareowners' equity                          7,532           7,382
                                                     --------------------------
Total liabilities and common shareowners' equity        $23,599         $23,204
                                                     --------------------------
                                                     --------------------------




See Notes to Consolidated Financial Statements.

Form 10-Q - Part I

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)                U S WEST, INC.
IN MILLIONS

_______________________________________________________________________________
THREE MONTHS ENDED MARCH 31,                                    1995       1994
_______________________________________________________________________________
OPERATING ACTIVITIES
   Net income                                                   $330       $324
   Adjustments to net income:
      Depreciation and amortization                              560        503
      Gain on sales of rural telephone exchanges                 (63)       (24)
      Equity losses in unconsolidated ventures                    57         35
      Deferred income taxes and amortization
         of investment tax credits                                20         75
      Changes in operating assets and liabilities:
         Restructuring payments                                  (82)       (22)
         Accounts and notes receivable                            32         26
         Inventories, supplies and other                         (43)       (59)
         Accounts payable and accrued liabilities               (103)       (35)
      Other adjustments - net                                   (167)       (66)
                                                       ------------------------
    Cash provided by operating activities                        541        757
                                                       ------------------------
INVESTING ACTIVITIES
   Expenditures for property, plant and equipment               (617)      (654)
   Investment in international ventures                         (182)       (70)
   Proceeds from disposals of property, plant
      and equipment                                               92         18
   Cash (to) net investment in assets held for sale              (60)         -
   Other - net                                                   (63)        (6)
                                                       ------------------------
   Cash (used) for investing activities                         (830)      (712)
                                                       ------------------------
FINANCING ACTIVITIES
   Net proceeds from short-term debt                             678        335
   Proceeds from issuance of long-term debt                        -        182
   Repayments of long-term debt                                 (168)      (116)
   Dividends paid on common stock                               (230)      (223)
   Proceeds from issuance of common stock                         11        256
   Purchases of treasury stock                                   (63)         -
                                                       ------------------------
   Cash provided by financing activities                         228        434
                                                       ------------------------
   Cash (used for) provided by continuing operations             (61)       479
                                                       ------------------------
   Cash (to) discontinued operations                               -       (161)
                                                       ------------------------
CASH AND CASH EQUIVALENTS
   Increase (decrease)                                           (61)       318
   Beginning balance                                             209        128
                                                       ------------------------
   Ending balance                                              $ 148      $ 446
                                                       ------------------------
                                                       ------------------------

See Notes to Consolidated Financial Statements

Form 10-Q - Part I

CONSOLIDATED STATEMENTS OF
    SHAREOWNERS' EQUITY (UNAUDITED)                              U S WEST, INC.
DOLLARS IN MILLIONS

_______________________________________________________________________________
THREE MONTHS ENDED MARCH 31,                                  1995         1994
_______________________________________________________________________________
COMMON SHARES
   Balance at beginning of period                           $8,056       $6,996
   Issuance of common stock                                     31           66
   Settlement of litigation                                      -          210
   Benefit trust contribution (OPEB)                            61          185
   Purchase of treasury stock                                  (63)           -
   Other                                                         7            -
                                                       ------------------------
     Balance at end of period                                8,092        7,457
CUMULATIVE DEFICIT
   Balance at beginning of period                             (458)        (857)
   Net income                                                  330          324
   Dividends declared                                         (252)        (242)
   Market value adjustment for debt securities                  20          (40)
                                                       ------------------------
   Balance at end of period                                   (360)        (815)

LESOP GUARANTEE
   Balance                                                    (187)        (243)

FOREIGN CURRENCY TRANSLATION
   ADJUSTMENTS
   Balance at beginning of period                              (29)         (35)
   Activity                                                     16           11
                                                       ------------------------
   Balance at end of period                                    (13)         (24)
                                                       ------------------------
TOTAL COMMON SHAREOWNERS' EQUITY                            $7,532       $6,375
                                                       ------------------------
                                                       ------------------------

COMMON SHARES AUTHORIZED AT MARCH 31, (THOUSANDS)        2,000,000    2,000,000
                                                       ------------------------
                                                       ------------------------

COMMON SHARES OUTSTANDING (THOUSANDS)
   Beginning balance                                       469,343      441,140
   Issuance of common stock                                    794        1,580
   Settlement of litigation                                      -        5,506
   Benefit trust contribution (OPEB)                         1,500        4,600
   Purchase of treasury stock                               (1,702)           -
                                                        -----------------------
   Ending balance                                          469,935      452,826
                                                        -----------------------
                                                        -----------------------




See Notes to Consolidated Financial Statements.

Form 10-Q - Part I

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATED FINANCIAL STATEMENTS

The Consolidated Financial Statements have been prepared by U S WEST, Inc.
("U S WEST" or "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally accompanying financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of the Company's management, the Consolidated Financial Statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial information set forth therein. It is suggested that these Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the year ended December 31, 1994.

Certain reclassifications within the Consolidated Financial Statements have been made to conform to the current year presentation.

B.  RECAPITALIZATION PROPOSAL

The Board of Directors of U S WEST, a Colorado corporation, has adopted a proposal (the "Recapitalization Proposal") that would change the state of incorporation of U S WEST from Colorado to Delaware and create two classes of common stock that are intended to reflect separately the performance of the Company's communications and multimedia businesses. Under the Recapitalization Proposal, shareholders of the Company will be asked to approve an Agreement and Plan of Merger between the Company and U S WEST, Inc., a Delaware corporation and wholly owned subsidiary of U S WEST ("U S WEST Delaware"), pursuant to which U S WEST would be merged (the "Merger") with and into U S WEST Delaware with U S WEST Delaware continuing as the surviving corporation. In connection with the Merger, the Certificate of Incorporation of U S WEST Delaware would be amended and (as so amended and restated, the "Restated Certificate") to, among other things, designate two classes of common stock of U S WEST Delaware, one class of which would be authorized as U S WEST Communications Group Common Stock ("Communications Stock"), and the other class of which would be authorized as U S WEST Media Group Common Stock ("Media Stock"). Upon consummation of the Merger, each share of existing common stock of the Company would be automatically converted into one share of Communications Stock and one share of Media Stock.

Form 10-Q - Part I

                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

The Communications Stock and Media Stock are designed to provide shareholders with separate securities that are intended to reflect separately the communications businesses of U S WEST Communications and certain other subsidiaries of the Company (the "Communications Group") and the Company's multimedia businesses (the "Media Group" and, together with the Communications Group, the "Groups").

The Communications Group is comprised of U S WEST Communications, Inc. ("U S WEST Communications"), U S WEST Communications Services, Inc., U S WEST Federal Services, Inc., U S WEST Advanced Technologies, Inc. and U S WEST Business Resources, Inc.

The Media Group is comprised of U S WEST Marketing Resources Group, Inc., a publisher of White and Yellow Pages telephone directories, and provider of multimedia content and services, U S WEST New Vector Group, Inc., which provides communications and information products and services over wireless networks, U S WEST Multimedia Communications, Inc., which owns domestic cable television operations and investments and U S WEST International Holdings, Inc., which primarily owns investments in international cable and telecommunications, wireless communications and directory publishing operations.

Under the Recapitalization Proposal, dividends to be paid to the holders of Communications Stock will initially be at a quarterly rate of $0.535 per share. Dividends on the Communications Stock will be paid at the discretion of the Board of Directors of U S WEST, based primarily upon the financial condition, results of operations and business requirements of the Communications Group and the Company as a whole. With regard to the Media Stock, the Board of Directors of U S WEST currently intends to retain future earnings, if any, for the development of the Media Group's businesses and does not anticipate paying dividends on the Media Stock in the foreseeable future.

A preliminary proxy statement on the Recapitalization Proposal was filed with the Securities and Exchange Commission on May 12, 1995.

Form 10-Q - Part I

                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

C.     INVESTMENT IN TIME WARNER ENTERTAINMENT

On September 15, 1993, U S WEST acquired 25.51 percent pro rata priority capital and residual equity interests in Time Warner Entertainment Company L.P. ("TWE"). Summarized operating results for TWE follow:


- -----------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31,                                1995        1994
- -----------------------------------------------------------------------------

Revenues                                                   $2,046      $1,919
Operating expenses*                                         1,855       1,716
Interest and other - net**                                    176         151
                                                           ------------------

Income before income taxes                                 $   15      $   52
                                                           ------------------
                                                           ------------------

Net income                                                 $    4      $   48
                                                           ------------------
                                                           ------------------

* Includes 1995 and 1994 depreciation and amortization of $226 and $213, respectively.
**   Includes 1995 and 1994 corporate services of $15.



The Company accounts for its investment in TWE under the equity method of accounting. U S WEST's recorded share of TWE operating results represents allocated TWE net income or loss adjusted for the amortization of the excess of fair market value over the book value of the partnership net assets. The Companys recorded shares of TWE operating results was $(13) and $(12) for the three months ended March 31, 1995 and 1994, respectively.

Form 10-Q - Part I

                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

D.     CONTINGENCIES

At U S WEST Communications there are pending regulatory actions in local regulatory jurisdictions that call for price decreases, refunds or both. In one such instance, the Utah Supreme Court has remanded a Utah Public Service Commission ("PSC") order to the PSC for reconsideration, thereby establishing two exceptions to the rule against retroactive ratemaking: 1) unforeseen and extraordinary events, and 2) misconduct. The PSC's initial order denied a refund request from interexchange carriers and other parties related to the Tax Reform Act of 1986. This action is still in the discovery process. If a formal filing - made in accordance with the remand from the Supreme Court - alleges that the exceptions apply, the range of possible risk to U S WEST Communications is $0 to $140.

E.    NET INVESTMENT IN ASSETS HELD FOR SALE

Effective January 1, 1995, the capital assets segment has been accounted for in accordance with Staff Accounting Bulletin No. 93, issued by the Securities Exchange Commission, which requires discontinued operations not disposed of within one year of the measurement date to be accounted for prospectively in continuing operations as net investment in assets held for sale. The net realizable value of the assets will be reevaluated on an ongoing basis with adjustments to the existing reserve, if any, being charged to continuing operations. Prior to January 1, 1995, the entire capital assets segment was accounted for as discontinued operations in accordance with Accounting Principles Board Opinion No. 30.

Sales and other revenues of net investment in assets held for sale were $75 and $305 for the three months ended March 31, 1995 and 1994, respectively. Included in sales and other revenues are the sale of properties for approximately $47 and $230 during the first quarter of 1995 and 1994, respectively. The sales were in line with Company estimates.

Form 10-Q - Part I

                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

The components of "net investment in assets held for sale" follow:


- ------------------------------------------------------------------------------
                                                     MARCH 31,    DECEMBER 31,
DOLLARS IN MILLIONS                                       1995            1994
- ------------------------------------------------------------------------------

ASSETS
Cash                                                    $   47         $    7
Finance receivables - net                                1,070          1,073
Investment in real estate - net                            421            465
Bonds, at market value                                     138            155
Investment in FSA                                          349            329
Other assets                                               264            362
                                                        ---------------------

Total assets                                             2,289          2,391
                                                        ---------------------

LIABILITIES
Debt                                                     1,032          1,283
Deferred income taxes                                      713            693
Accounts payable and accrued liabilities                   120           103
Minority interests                                          10             10
                                                        ---------------------

Total liabilities                                        1,875         2,089
                                                        ---------------------

Net investment in assets held for sale                  $  414         $  302
                                                        ---------------------
                                                        ---------------------


Selected financial data for U S WEST Financial Services follows:


- ------------------------------------------------------------------------------
Three Months Ended March 31,                              1995            1995
- ------------------------------------------------------------------------------
Operating revenues                                         $10             $17
- ------------------------------------------------------------------------------

- ------------------------------------------------------------------------------
                                                     MARCH 31,    DECEMBER 31,
DOLLARS IN MILLIONS                                       1995            1994
- ------------------------------------------------------------------------------

Net finance receivables                                  $ 976          $  981
Total assets                                             1,338           1,331
Total debt                                                 531             533
Total liabilities                                        1,268           1,282
Shareowner's equity                                         70              49
- ------------------------------------------------------------------------------


Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

RESULTS OF OPERATIONS

Comparative details of continuing operations for the three months ended March 31 follow:


- ------------------------------------------------------------------------------
                                                                      PERCENT
THREE MONTHS ENDED MARCH 31,                     1995       1994       CHANGE
- ------------------------------------------------------------------------------

Sales and other revenues                       $2,828     $2,641          7.1

Employee-related expenses                         978        911          7.4
Other operating expenses                          510        477          6.9
Taxes other than income taxes                     114        108          5.6
Depreciation and amortization                     560        503         11.3
Interest expense                                  128        109         17.4
Equity losses in unconsolidated ventures           57         35         62.9
Gain on sales of rural telephone exchanges         63         24           --
Other expense - net                                 6         --           --
Provision for income taxes                        208        198          5.1
                                               ------------------------------

Net income                                       $330       $324          1.9
                                               ------------------------------
                                               ------------------------------

Earnings per common share                       $0.70      $0.73         (4.1)
                                               ------------------------------
                                               ------------------------------


U S WEST's first quarter net income was $291, a decrease of $18, or 5.8 percent, over first quarter 1994, excluding the effects of certain rural telephone exchange sales in first quarter 1995 and 1994. After tax gains on the sales of certain rural telephone exchanges were $39 ($.08 per share) and $15 ($.03 per share) in first-quarter 1995 and 1994, respectively. The decrease in net income is primarily attributable to expansion of international ventures, resulting in increased equity losses. First quarter 1995 earnings per common share were $.62 compared with $.70 in 1994, excluding the effects of rural telephone exchange sales. Earnings per share reflects approximately 24 million additional average shares outstanding, of which 12.8 million were issued in connection with the December 1994 purchase of cable television properties in the Atlanta, Georgia area (the "Atlanta Systems").

Increased demand for the Company's services resulted in growth in earnings before interest, taxes, depreciation, amortization and other ("EBITDA") of 7.1 percent. EBITDA also excludes the sales of certain rural telephone exchanges and equity losses. The Company believes EBITDA is an important indicator of the operational strength of its businesses.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS), CONTINUED

SALES AND OTHER REVENUES

An analysis of the change in U S WEST's consolidated sales and other revenues follows:


                                                         Lower
                                              Price     (Higher)                              Inc (Dec)
                                            Changes      Refunds     Demand     Other        $        %
- ---------------------------------------------------------------------------------------------------------

 U S WEST Communications:
      Local service                          $  2         $  9        $  54     $ --       $  65     6.6
      Interstate access                        (8)          (9)          44       --          27     4.8
      Intrastate access                        (5)           2           11        6          14     8.0
      Long-distance network                    (9)          --          (12)     (31)        (52)  (14.8)
      Other services                           --           --           --        5           5     3.4
                                            ------------------------------------------------------------
                                             $(20)        $  2        $  97     $(20)         59     2.7
 Cellular                                                                                     34    20.3
 Publishing                                                                                   16     6.7
 Domestic cable                                                                               54      --
 International directories                                                                    14      --
 Other                                                                                        10    76.9
- ---------------------------------------------------------------------------------------------------------
 Increase in Sales and Other
     Revenues                                                                               $187     7.1
                                                                                            ------------
                                                                                            ------------


The increase in sales and other revenues was primarily due to increased demand for services at U S WEST Communications, the December 1994 acquisition of the Atlanta Systems and continued subscriber growth in the Company's cellular business. The Company increased its cellular subscriber base by 58 percent, to approximately 1,048,000, during the last 12 months.

Local service revenues at U S WEST Communications increased principally as a result of higher demand for services, as evidenced by an increase of 494,000 access lines, or 3.5 percent, during the last 12 months. Access line growth was
4.2 percent as adjusted for the sale of approximately 91,000 rural telephone access lines during the last 12 months.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS), CONTINUED

Higher revenues from interstate access services resulted from an increase of 9.2 percent in interstate billed access minutes of use, which more than offset the effects of price reductions and refunds.

Multiple toll carrier plans ("MTCP") were implemented in Oregon and Washington in May and July 1994, respectively. These regulatory arrangements allow independent telephone companies to act as toll carriers. The impact to U S WEST Communications in the first quarter was a loss of $31 in long-distance revenue, partially offset by an increase of $6 to intrastate access revenue, and a decrease of $21 to other operating expenses (i.e. access expense).

In addition to the effects of MTCP, intrastate access charges increased as a result of higher demand, while long-distance network revenues continue to be impacted by competition.

Revenues from other services increased primarily as a result of continued market penetration in voice messaging services.

COSTS AND EXPENSES

Consolidated employee-related expenses increased by $67, or 7.4 percent, for the first quarter as compared with the same period last year. Approximately $45 of this increase is a result of overtime payments and contract labor related to
customer service and streamlining initiatives at   U S WEST Communications,
partially offset by lower health-care and other employee benefit costs. The remainder of the increase is primarily attributable to the 1994 purchases of the Atlanta Systems and U S WEST's purchase of Thomson Directories in the United Kingdom.

Consolidated other operating expenses increased by $33, or 6.9 percent, for the first quarter as compared with the same period last year. The 1994 purchases of the Atlanta Systems and Thomson Directories increased other operating expenses by $31. An increase in selling costs of $13 related to expansion of the cellular customer base also contributed to the increase in other operating expenses. Partially offsetting these cost increases were the MTCP effects on other operating expenses at U S WEST Communications.

Increased depreciation and amortization expense was attributable to the effects of a higher depreciable asset base at U S WEST Communications and the purchase of the Atlanta Systems.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS), CONTINUED

Equity losses in unconsolidated ventures increased primarily due to increased network expansion costs at Mercury One-2-One.

Interest expense increased as a result of higher rates on short term commercial paper at U S WEST Communications and the purchase of the Atlanta Systems, partially financed through the issuance of short-term debt.

The effective tax rate was 38.7 percent in the first quarter compared with 37.9 percent in the same period last year. The increase is primarily attributable to the effects of the amortization of intangible assets and goodwill associated with the Atlanta Systems acquisition.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations decreased by $216 compared with the first quarter of 1994, primarily due to an increase of $94 in postretirement benefit funding and an increase of $60 in Restructuring Plan expenditures.

The Company from time to time engages in discussions regarding acquisitions. The Company may fund such acquisitions with internally generated funds, debt or equity. The incurrence of indebtedness to fund such acquisitions and/or the assumption of indebtedness in connection with acquisitions, if significant, could result in a downgrading of the credit rating of the Company or U S WEST Communications.

U S WEST invested approximately $182 in international businesses in the first quarter of 1995, primarily in Malaysia and the Czech Republic.

In the first quarter of 1995, U S WEST received cash proceeds of $88 from the sale of certain rural telephone exchanges.

During the first quarter, debt increased by $764 and the debt-to-capital ratio increased from 51.8 percent at December 31, 1994, to 53.6 percent at March 31, 1995. The increase in debt and the debt-to-capital ratio was primarily related to the cash funding of a portion of the Company's postretirement benefit obligation, the funding of international investments and the reclassification of certain debt from net assets held for sale to continuing operations.

In the first quarter of 1995, U S WEST purchased 1,702,200 shares of U S WEST Common Stock for $63, at an average price of $37.02 per share.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS), CONTINUED

RESTRUCTURING

The Company's 1993 results reflected a $1 billion restructuring charge (pretax). The related restructuring plan (the "Restructuring Plan") is designed to provide faster, more responsive customer services while reducing the costs of providing these services. As part of the Restructuring Plan, the Company is developing new systems that will enable it to monitor networks to reduce the risk of service interruptions, activate telephone service on demand, provide automated inventory systems and centralize its service centers so that customers can have their telecommunications needs resolved with one phone call. The Company is consolidating its 560 customer service centers into 26 centers in 10 cities and reducing its total work force by approximately 9,000 employees (including the remaining employee reductions associated with the restructuring plan announced in 1991).

Following is a schedule of the costs included in the Restructuring Plan:


                                      Actual          Estimate
                                   -------------------------------
                                   1993  1994     1995  1996  1997    Total
- ---------------------------------------------------------------------------

Cash expenditures:
  Employee separation              $--   $ 19     $ 62  $ 75  $ 74    $ 230
  Systems development               --    127      144   129    --      400
  Real estate                       --     50       80    --    --      130
  Relocation                        --     21       54     4    31      110
  Retraining and other              --     16       19    10    20       65
                                   ----------------------------------------
Total cash expenditures             --    233      359   218   125      935
Asset write-down                    65     --       --    --    --       65
                                   ----------------------------------------
Total Plan                          65    233      359   218   125    1,000
Remaining 1991 plan employee costs  --     56       --    --    --       56
                                   ----------------------------------------
Total (1)                          $65   $289     $359  $218  $125   $1,056
                                   ----------------------------------------
                                   ----------------------------------------


(1) The Restructuring Plan also provides for capital expenditures of $490 over the life of the Restructuring Plan.


Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS), CONTINUED

Employee separation costs include severance payments, health-care coverage and postemployment education benefits. Systems development costs include the replacement of existing, single-purpose systems with new systems designed to provide integrated, end-to-end customer service. The work-force reductions would not be possible without the development and installation of the new systems, which will eliminate the current, labor-intensive interfaces between existing processes. Real estate costs include preparation costs for the new service centers. The relocation and retraining costs are related to moving employees to the new service centers and retraining employees on the new methods and systems required in the new, restructured mode of operation.

The Company estimates that full implementation of the Restructuring Plan will reduce employee-related expenses by approximately $400 per year. These savings are expected to be offset by the effects of inflation.


PROGRESS UNDER THE RESTRUCTURING PLAN:

Following is a reconciliation of restructuring reserve activity during first quarter 1995:


- --------------------------------------------------------------------------------
                             RESERVE BALANCE                     RESERVE BALANCE
                           DECEMBER 31, 1994     1995 ACTIVITY    MARCH 31, 1995
- --------------------------------------------------------------------------------

Employee separations
  Managerial                             $75                $4               $71
  Occupational                           136                 9               127
                           -----------------------------------------------------
Total separations                        211                13               198
Systems Development
  Service delivery                        52                 3                49
  Service assurance                       52                 7                45
  Capacity provisioning                  122                24                98
  All other                               47                 3                44
                           -----------------------------------------------------
Total systems                            273                37               236
Real estate                               80                22                58
Relocation                                89                 5                84
Retraining and other                      49                 5                44
                           -----------------------------------------------------
Total                                   $702               $82              $620
                           -----------------------------------------------------
                           -----------------------------------------------------


                            1994 SEPARATIONS  1995 SEPARATIONS             TOTAL
                                                                     SEPARATIONS
                           -----------------------------------------------------

Employee separations
  Managerial                             497               125               622
  Occupational                         1,683               491             2,174
                           -----------------------------------------------------
Total                                  2,180               616             2,796
                           -----------------------------------------------------
                           -----------------------------------------------------



Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS), CONTINUED

RECAPITALIZATION PROPOSAL

The Board of Directors of U S WEST has adopted a proposal that would change the state of incorporation of U S WEST from Colorado to Delaware and create two classes of common stock, the Communications Stock and the Media Stock, which are intended to reflect separately the performance of the communications and multimedia businesses. A preliminary proxy statement on the Recapitalization Proposal was filed with the Securities and Exchange Commission on May 12, 1995. For a more complete discussion on the Recapitalization
Proposal see Footnote B in the Notes to the Consolidated Financial Statements.

AIRTOUCH COMMUNICATIONS JOINT VENTURE

On July 25, 1994, AirTouch and U S WEST announced a definitive agreement to combine their domestic wireless operations. The initial equity ownership of the wireless joint venture will be approximately 70 percent by AirTouch and approximately 30 percent by U S West. The transaction is expected to close in the third quarter of 1995 upon obtaining federal and state regulatory approvals. After closing, the earnings of the Company will reflect its 30 percent interest in the joint venture. The wireless operations of both parties will initially continue operating as separate entities owned by the individual partners, but will receive support services on a contract basis from a joint wireless management company.

PERSONAL COMMUNICATIONS SERVICES ("PCS") ALLIANCE

In October 1994, AirTouch and U S WEST agreed to form a strategic wireless alliance with Bell Atlantic and NYNEX. As part of this alliance, the AirTouch-U S WEST PCS Partnership and a partnership formed between Bell Atlantic and NYNEX formed PCS Primeco, L.P. ("PCS Primeco") for the purpose of bidding on PCS licenses being auctioned by the FCC. The objective of PCS Primeco is to build and operate PCS networks where its partners do not operate cellular networks, thus enabling them to establish a national wireless alliance. In the FCC auction, which concluded in March 1995, PCS Primeco was awarded PCS licenses in 11 markets covering 57 million POPs including licenses in Chicago, Dallas, Tampa, Houston, Miami and New Orleans. PCS Primeco will be governed by an executive committee made up of three Bell Atlantic-NYNEX representatives and three AirTouch-U S WEST representatives.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS), CONTINUED

REGULATORY

On April 28, 1995, the D.C. District Court, which has jurisdiction over construction, implementation, modification and enforcement of the modified final judgment ("MFJ"), waived the MFJ's restriction on the regional Bell operating companies' ("RBOCs") provision of wireless long-distance service. The ruling contained a number of provisions, including a requirement that local cellular markets be competitive before long-distance services can be offered. The ruling positions U S WEST to begin offering long-distance network services through its cellular subsidiary. On April 24, 1995, the RBOCs also asked the D.C. District Court for a waiver of the MFJ's restriction on the provision by the RBOC's of information services on an interexchange basis. These requests for waivers follow recommendations by the Department of Justice that the RBOCs be allowed to provide wireless long-distance services and information services on an interexchange basis.

In January 1995, the 9th U.S. Circuit Court of Appeals in San Francisco upheld the June 15, 1994, Seattle Federal District Court ruling that affirmed U S WEST's challenge to the constitutionality of the telephone company video programming restriction in the 1984 Cable Act. The Act prevents telephone companies from providing video programming within their regions. U S WEST argued and the courts agreed, that the restriction violates its First Amendment right to free speech. The decision would allow the Company to provide video programming directly to its regional telephone subscribers. The Federal Government can appeal to the U. S. Supreme Court. U S WEST Communications is evaluating its options in light of this ruling. In January 1995, the Federal Communications Commission ("FCC") instituted a proceeding to modify and promulgate rules on the provision of video programming. In March 1995, the FCC announced that it would not enforce its cross-ownership ban on local exchange carriers providing video programming directly to subscribers in their local telephone exchange service areas.

The Company's interstate services have been subject to price cap regulation since January 1991. Price caps are an alternative form of regulation designed to limit prices rather than profits. However, the FCC's price cap plan includes sharing of earnings in excess of authorized levels. In March 1995, the FCC issued an interim order on price cap regulation. This order increases the productivity factor used in the price cap index, thus reducing the access prices paid by interexchange carriers to local telephone companies. The interim order also provides for a no-sharing productivity factor option and for increased flexibility for adjusting prices downward in response to competition. During the past several years the Company has used the higher productivity factor in determining its access prices. Consequently, no significant impact is expected in 1995 as a result of the interim order.

Form 10-Q - Part I
Item 2. Management's' Discussion and Analysis of Financial Condition and Results of Operations (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS), CONTINUED

Though Congress failed to pass telecommunications reform legislation in 1994, new telecommunications legislation has been introduced in 1995. The thrust of this legislation is to open up the network of local exchange carriers to further competition, and to eliminate certain prohibitions upon local exchange carriers entering into other lines of business. The proposed legislation would (i) open local exchange service to competition and preempt states from imposing barriers preventing such competition, (ii) impose new unbundling and interconnection requirements on local exchange carrier networks, (iii) remove the MFJ prohibitions on interLATA services and manufacturing if certain competitive conditions are met, (iv) transfer any remaining MFJ requirements (including the MFJ's nondiscrimination provisions) to the FCC's jurisdiction and (v) eliminate any remaining cable and telephone company cross-ownership restrictions. There is, however, uncertainty concerning the outcome of such legislation. The passing of such legislation would significantly change the competitive landscape of the telecommunications industry as a whole.

CONTINGENCIES

At U S WEST Communications, there are pending regulatory actions in local regulatory jurisdictions that call for price decreases, refunds or both. In one such instance, the Utah Supreme Court has remanded a Utah Public Service Commission ("PSC") order to the PSC for reconsideration, thereby establishing certain exceptions to the rule against retroactive ratemaking: 1) unforeseen and extraordinary events, and 2) misconduct. The Commission's initial order denied a refund request from an interexchange carrier and other parties that relates to the Tax Reform Act of 1986. This action is still in the discovery process. If a formal filing - made in accordance with the remand from the Supreme Court - alleges that the exceptions apply, the range of possible risk is $0 to $140.

Form 10-Q - Part II


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 6.  Exhibits and Reports on Form 8-K

(A)  EXHIBITS

     EXHIBIT NO.

     11 Statement regarding computation of earnings per share of U S WEST, Inc.

     12 Statement regarding computation of earnings to fixed charges ratio of U S WEST, Inc.

     27   Financial Data Schedule

(B)  REPORTS ON FORM 8-K FILED DURING THE FIRST QUARTER:

     (i) report dated January 19, 1995 concerning the release of earnings for the fourth quarter ended December 31, 1994, and related exhibits.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                   /S/  James M. Osterhoff
                                   -----------------------

May 15, 1995                       U S WEST, Inc.
                                   James M. Osterhoff
                                   Executive Vice President
                                   and Chief Financial Officer