Form 10-Q
period 1995-06-30
US WEST INC
filed 1995-08-09
CIK 732718

 _______________________________________________________________________


                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                  ---------
                                  FORM 10-Q
                                  ---------

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 30, 1995

                                      OR

        [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _______ to _______

                        Commission File Number 1-8611

                                U S WEST, Inc.

            A Colorado Corporation     IRS Employer No. 84-0926774


            7800 East Orchard Road, Englewood, Colorado 80111-2526

                        Telephone Number 303-793-6500



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X_ No __

 At July 31, 1995, 470,810,118 shares were outstanding.

 ________________________________________________________________________

                                U S WEST, Inc.
                                  Form 10-Q
                              TABLE OF CONTENTS


  Item                                                 Page
-----------------------------------------------------  ----

PART I - FINANCIAL INFORMATION

1. Financial Statements

Consolidated Statements of Income -
    Three and six months ended June 30, 1995 and 1994     3

Consolidated Balance Sheets -
    June 30, 1995 and December 31, 1994                   4

Consolidated Statements of Cash Flows -
    Six months ended June 30, 1995 and 1994               6

Consolidated Statements of Shareowners' Equity -
    Six months ended June 30, 1995 and 1994               7

Notes to Consolidated Financial Statements                8

2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations                 13

                         PART II - OTHER INFORMATION


1.  Legal Proceedings                                    27

4.  Submission of Matters to a Vote of Security Holders  27

6.  Exhibits and Reports on Form 8-K                     28



Form 10-Q - Part I

  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)     U S WEST, Inc.
 Dollars in millions (except per share amounts)

                                           Three      Three      Six        Six
                                           Months     Months     Months     Months
                                           Ended      Ended      Ended      Ended
                                           June 30,   June 30,   June 30,   June 30,
                                                1995       1994       1995       1994
                                           ---------  ---------  ---------  ---------

Sales and other revenues                   $   2,894  $   2,708  $   5,722  $   5,349

Employee-related expenses                        997        943      1,975      1,854
Other operating expenses                         559        518      1,069        995
Taxes other than income taxes                    113        105        227        213
Depreciation and amortization                    562        507      1,122      1,010
Interest expense                                 139        110        267        219
Equity losses in unconsolidated ventures          33         22         90         57
Gains on sales of assets:
    Rural telephone exchanges                     15         24         78         48
    Paging assets                                  -         68          -         68
Other income - net                                 8         14          2         14
                                           ---------  ---------  ---------  ---------

Income before income taxes                       514        609      1,052      1,131
 Provision for income taxes                      196        234        404        432
                                           ---------  ---------  ---------  ---------

NET INCOME                                       318        375        648        699

Preferred stock dividends                          1          -          2          -
                                           ---------  ---------  ---------  ---------

Earnings available for common stock        $     317  $     375  $     646  $     699
                                           =========  =========  =========  =========

EARNINGS PER COMMON SHARE                  $    0.67  $    0.83  $    1.37  $    1.56

DIVIDENDS PER COMMON SHARE                 $   0.535  $   0.535  $    1.07  $    1.07

AVERAGE COMMON SHARES
   OUTSTANDING (thousands)                   470,414    453,618    469,490    449,024


 See Notes to Consolidated Financial Statements.

 Form 10-Q - Part I

  CONSOLIDATED BALANCE SHEETS (Unaudited)     U S WEST, Inc.
 Dollars in millions

                                         June 30,   December 31,
                                              1995           1994
                                         ---------  -------------

ASSETS

Current assets
     Cash and cash equivalents           $      87  $         209
     Accounts and notes receivable           1,824          1,693
     Inventories and supplies                  212            189
     Deferred tax asset                        348            352
     Other                                     341            323
                                         ---------  -------------

Total current assets                         2,812          2,766
                                         ---------  -------------


Gross property, plant and equipment         31,733         31,014
Accumulated depreciation                    17,644         17,017
                                         ---------  -------------

Property, plant and equipment - net         14,089         13,997

Investment in Time Warner Entertainment      2,510          2,522
Intangible assets - net                      1,872          1,858
Investment in international ventures         1,131            881
Net investment in assets held for sale         422            302
Other assets                                 1,357            878
                                         ---------  -------------

Total assets                             $  24,193  $      23,204
                                         =========  =============


  See Notes to Consolidated Financial Statements.

 Form 10-Q - Part I

  CONSOLIDATED BALANCE SHEETS  (Unaudited), Continued     U S WEST, Inc.
 Dollars in millions

                                                  June 30,    December 31,
                                                       1995            1994
                                                  ----------  --------------

LIABILITIES AND SHAREOWNERS' EQUITY

Current liabilities
     Short-term debt                              $   4,364   $       2,837
     Accounts payable                                   771             944
     Employee compensation                              335             367
     Dividends payable                                  252             251
     Current portion of restructuring charges           354             337
     Other                                            1,455           1,278
                                                  ----------  --------------

Total current liabilities                             7,531           6,014
                                                  ----------  --------------

Long-term debt                                        4,626           5,101
Postretirement and other postemployment benefit
    obligations                                       2,315           2,502
Deferred taxes, credits and other                     1,991           2,154

Preferred stock subject to mandatory redemption          51              51

Common shareowners' equity
     Common shares - no par, 2,000,000,000
       authorized, 470,722,738 and 469,343,048
       outstanding, respectively                      8,123           8,056
     Cumulative deficit                                (282)           (458)
     LESOP guarantee                                   (157)           (187)
      Foreign currency translation adjustments           (5)            (29)
                                                  ----------  --------------

Total common shareowners' equity                      7,679           7,382
                                                  ----------  --------------

Total liabilities and common shareowners' equity  $  24,193   $      23,204
                                                  ==========  ==============

  See Notes to Consolidated Financial Statements.

Form 10-Q - Part I

  CONSOLIDATED STATEMENTS OF CASH FLOWS  (Unaudited)     U S WEST, Inc.
 Dollars in millions

Six Months Ended June 30,                                 1995      1994
-----------------------------------------------------  --------  --------
OPERATING ACTIVITIES
   Net income                                          $   648   $   699
   Adjustments to net income
      Depreciation and amortization                      1,122     1,010
      Gains on sales of assets
        Rural telephone exchanges                          (78)      (48)
        Paging assets                                        -       (68)
      Equity losses in unconsolidated ventures              90        57
      Deferred income taxes and amortization
         of investment tax credits                          63        90
   Changes in operating assets and liabilities
      Restructuring payments                              (180)      (63)
      Postretirement medical and life costs, net of
           cash fundings                                  (144)      (48)
      Accounts and notes receivable                       (127)      (53)
      Inventories, supplies and other                      (68)     (101)
      Accounts payable and accrued liabilities              76         7
   Other - net                                              27        56
                                                       --------  --------
   Cash provided by operating activities                 1,429     1,538
                                                       --------  --------
 INVESTING ACTIVITIES
   Expenditures for property, plant and equipment       (1,265)   (1,282)
   Investment in international ventures                   (291)     (151)
   Proceeds from disposals of property, plant
      and equipment                                        112        47
   Cash (to) net investment in assets held for sale        (37)        -
   Other - net                                            (281)      (90)
                                                       --------  --------
   Cash (used) for investing activities                 (1,762)   (1,476)
                                                       --------  --------
FINANCING ACTIVITIES
   Net proceeds from short-term debt                     1,103       212
   Proceeds from issuance of long-term debt                  -       251
   Repayments of long-term debt                           (390)     (327)
   Dividends paid on common stock                         (462)     (440)
   Proceeds from issuance of common stock                   23       295
   Purchases of treasury stock                             (63)        -
                                                       --------  --------
   Cash provided by (used for) financing activities        211        (9)
                                                       --------  --------
   Cash (used for) provided by continuing operations      (122)       53
                                                       --------  --------
   Cash from discontinued operations                         -        48
                                                       --------  --------
CASH AND CASH EQUIVALENTS
   Increase (decrease)                                    (122)      101
   Beginning balance                                       209       128
                                                       --------  --------
   Ending balance                                      $    87   $   229
                                                       ========  ========

  See Notes to Consolidated Financial Statements.

Form 10-Q - Part I

CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY (Unaudited) U S WEST, Inc.
 Dollars in millions

Six Months Ended June 30,                              1995         1994
-----------------------------------------------  -----------  -----------
COMMON SHARES
   Balance at beginning of period                $    8,056   $    6,996
   Issuance of common stock                              63          126
   Settlement of litigation                               -          210
   Benefit trust contribution (OPEB)                     61          185
   Purchase of treasury stock                           (63)           -
   Other                                                  6           (3)
                                                 -----------  -----------
   Balance at end of period                           8,123        7,514

CUMULATIVE DEFICIT
   Balance at beginning of period                      (458)        (857)
   Net income                                           648          699
   Dividends declared                                  (504)        (486)
   Market value adjustment for debt securities           32          (45)
                                                 -----------  -----------
   Balance at end of period                            (282)        (689)

LESOP GUARANTEE
   Balance                                             (187)        (243)
   Activity                                              30           27
                                                 -----------  -----------
   Balance at end of period                            (157)        (216)

FOREIGN CURRENCY TRANSLATION
   ADJUSTMENTS
   Balance at beginning of period                       (29)         (35)
   Activity                                              24           23
                                                 -----------  -----------
   Balance at end of period                              (5)         (12)
                                                 -----------  -----------

TOTAL COMMON SHAREOWNERS' EQUITY                 $    7,679   $    6,597
                                                 ===========  ===========

COMMON SHARES AUTHORIZED AT JUNE 30,
(Thousands)                                       2,000,000    2,000,000
                                                 ===========  ===========

COMMON SHARES OUTSTANDING (Thousands)
   Beginning balance                                469,343      441,140
   Issuance of common stock                           1,585        3,053
   Settlement of litigation                               -        5,506
   Benefit trust contribution (OPEB)                  1,500        4,600
   Purchase of treasury stock                        (1,705)           -
                                                 -----------  -----------
   Ending balance                                   470,723      454,299
                                                 ===========  ===========

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

B.  Recapitalization Proposal

The Board of Directors of U S WEST, a Colorado corporation, has adopted a proposal (the "Recapitalization Proposal") that would change the state of incorporation of U S WEST from Colorado to Delaware and create two classes of common stock that are intended to reflect separately the performance of the Company's communications and multimedia businesses. Under the Recapitalization Proposal, shareholders of the Company will be asked to approve an Agreement and Plan of Merger between the Company and U S WEST, Inc., a Delaware corporation and wholly owned subsidiary of U S WEST ("U S WEST Delaware"), pursuant to which U S WEST would be merged (the "Merger") with and into U S WEST Delaware with U S WEST Delaware continuing as the surviving corporation. In connection with the Merger, the Certificate of Incorporation of U S WEST Delaware would be amended and restated (as so amended and restated, the "Restated Certificate") to, among other things, designate two classes of common stock of U S WEST Delaware, one class of which would be authorized as U S WEST Communications Group Common Stock ("Communications Stock"), and the other class of which would be authorized as U S WEST Media Group Common Stock ("Media Stock"). Upon consummation of the Merger, each share of existing common stock of the Company would be automatically converted into one share of Communications Stock and one share of Media Stock.

 Form 10-Q - Part I

                            (Dollars in millions)
                                 (Unaudited)

The Communications Stock and Media Stock are designed to provide shareholders with separate securities that are intended to reflect separately the communications businesses of U S WEST Communications, Inc. ("U S WEST Communications") and certain other subsidiaries of the Company (the "Communications Group") and the Company's multimedia businesses (the "Media Group" and, together with the Communications Group, the "Groups").

The Communications Group is comprised of U S WEST Communications, U S WEST Communications Services, Inc., U S WEST Federal Services, Inc., U S WEST Advanced Technologies, Inc. and U S WEST Business Resources, Inc.

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

Under the Recapitalization Proposal, dividends to be paid to the holders of Communications Stock will initially be at a quarterly rate of $0.535 per share. Dividends on the Communications Stock will be paid at the discretion of the Board of Directors of U S WEST, based primarily upon the financial condition, results of operations and business requirements of the Communications Group and the Company as a whole. With regard to the Media Stock, the Board of Directors of U S WEST currently intends to retain future earnings if any, for the development of the Media Group's businesses and does not anticipate paying dividends on the Media Stock in the foreseeable future.

A preliminary proxy statement on the Recapitalization Proposal was filed with the Securities and Exchange Commission on May 12, 1995, and amendment one was filed on June 30, 1995.

Form 10-Q - Part I

                            (Dollars in millions)
                                 (Unaudited)

 C.     Investment in Time Warner Entertainment

On September 15, 1993, U S WEST acquired 25.51 percent pro-rata priority capital and residual equity interests in Time Warner Entertainment Company L.P. ("TWE"). Summarized operating results for TWE follow:


                                Three      Three      Six        Six
                                Months     Months     Months     Months
                                Ended      Ended      Ended      Ended
                                June 30,   June 30,   June 30,   June 30,
                                     1995       1994       1995       1994
                                ---------  ---------  ---------  ---------

Revenues                        $   2,392  $   2,055  $   4,438  $   3,974
Operating expenses*<F1>             2,126      1,828      3,981      3,544
Interest and other - net**<F2>        185        159        361        310
                                ---------  ---------  ---------  ---------

Income before income taxes      $      81  $      68  $      96  $     120
                                =========  =========  =========  =========

Net income                      $      56  $      56  $      60  $     104
                                =========  =========  =========  =========

<F1>
* Includes 1995 and 1994 depreciation and amortization of $275 and $240, and $501 and $453 for the three and six months ended, respectively.
<F2>
**     Includes 1995 and 1994 corporate services of $15 and $30 for the three and six months ended, respectively.

The Company accounts for its investment in TWE under the equity method of accounting. U S WEST's recorded share of TWE operating results represents allocated TWE net income or loss adjusted for the amortization of the excess of fair market value over the book value of the partnership net assets. The Company's recorded share of TWE operating results was $2 and $6, and $(11) and $(6) for the three and six months ended June 30, 1995 and 1994, respectively.

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

E.    Net Investment in Assets Held for Sale

Effective January 1, 1995, the capital assets segment has been accounted for in accordance with Staff Accounting Bulletin No. 93, issued by the Securities and Exchange Commission, which requires discontinued operations not disposed of within one year of the measurement date to be accounted for prospectively in continuing operations as "net investment in assets held for sale." The net realizable value of the assets will be reevaluated on an ongoing basis with adjustments to the existing reserve, if any, being charged to continuing operations. Prior to January 1, 1995, the entire capital assets segment was accounted for as discontinued operations in accordance with Accounting Principles Board Opinion No. 30.

Sales and other revenues of net investment in assets held for sale were $31 and $76, and $107 and $382 for the three and six months ended June 30, 1995 and 1994, respectively. Included are the sales of properties for approximately $47 and $234 during the first half of 1995 and 1994, respectively. The sales were in line with Company estimates.

 Form 10-Q - Part I

                            (Dollars in millions)
                                 (Unaudited)

The components of net investment in assets held for sale follow:

                                                        June 30,   December 31,
Dollars in millions                                          1995           1994
------------------------------------------------------  ---------  -------------
ASSETS
Cash                                                    $      55  $           7
Finance receivables - net                                   1,016          1,073
Investment in real estate - net of valuation allowance        424            465
Bonds, at market value                                        165            155
Investment in FSA                                             365            329
Other assets                                                  206            362
                                                        ---------  -------------

Total assets                                                2,231          2,391
                                                        ---------  -------------

LIABILITIES
Debt                                                          965          1,283
Deferred income taxes                                         699            693
Accounts payable, accrued liabilities and other               135            103
Minority interests                                             10             10
                                                        ---------  -------------

 Total liabilities                                          1,809          2,089
                                                        ---------  -------------

Net investment in assets held for sale                  $     422  $         302
                                                        =========  =============

Selected financial data for U S WEST Financial Services follows:


                    Three      Three      Six        Six
                    Months     Months     Months     Months
                    Ended      Ended      Ended      Ended
                    June 30,   June 30,   June 30,   June 30,
                         1995       1994       1995       1994
                    ---------  ---------  ---------  ---------
Operating revenues  $      12  $      13  $      21  $      30





                         June 30,   December 31,
                              1995           1994
                         ---------  -------------
Net finance receivables  $     922  $         981
Total assets                 1,263          1,331
Total debt                     447            533
Total liabilities            1,193          1,282
Shareowner's equity             70             49


 Form 10-Q - Part I

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share amounts)

Results of Operations

Comparative details of net income for the three and six months ended June 30 follow:


                                             Three       Three       Three     Six         Six         Six
                                             Months      Months      Months    Months      Months      Months
                                             Ended       Ended       Ended     Ended       Ended       Ended
                                             June 30,    June 30,    Percent   June 30,    June 30,    Percent
                                                  1995        1994   Change         1995        1994   Change
                                             ----------  ----------  --------  ----------  ----------  --------
Communications Group:
  U S WEST Communications, Inc.              $     289   $     295      (2.0)  $     612   $     592       3.4
  Other                                              4          (6)        -          (4)         (8)     50.0
                                             ----------  ----------  --------  ----------  ----------  --------
    Total Communications Group                     293         289       1.4         608         584       4.1

Media Group:
  Consolidated:
    Multimedia content and services                 55          67     (17.9)        114         127     (10.2)
    Wireless communications                         17          51     (66.7)         32          51     (37.3)
    Cable and telecommunications                    (3)          -         -          (6)          -         -
  Unconsolidated equity investments:
    Time Warner Entertainment Company, L.P.          -           1         -         (13)        (11)    (18.2)
    TeleWest Communications plc                     (4)         (7)     42.8         (12)        (14)     14.3
    Mercury One-2-One                              (20)        (14)    (42.9)        (39)        (24)    (62.5)
  Other                                            (20)        (12)    (66.7)        (36)        (14)        -
                                             ----------  ----------  --------  ----------  ----------  --------
     Total Media Group                              25          86     (70.9)         40         115     (65.2)
                                             ----------  ----------  --------  ----------  ----------  --------
Net Income                                   $     318   $     375     (15.2)  $     648   $     699      (7.3)
                                             ==========  ==========  ========  ==========  ==========  ========

Earnings per common share                    $    0.67   $    0.83     (19.3)  $    1.37   $    1.56     (12.2)
                                             ==========  ==========  ========  ==========  ==========  ========


U S WEST's second quarter 1995 net income was $308, a decrease of $10, or 3.1 percent, compared with second quarter 1994, excluding the effects of asset sales in both periods. After tax gains on the sales of certain rural telephone exchanges were $10 ($.02 per share) and $16 ($.04 per share) in second quarter 1995 and 1994, respectively. An after tax gain on the sale of paging assets in second quarter 1994 was $41 ($.09 per share).

The Communications Group's second quarter net income was $283, an increase of $10, or 3.7 percent, compared with second quarter 1994, excluding the gains on the sales of the rural telephone exchanges. Increased income at the Communications Group is attributable to higher demand for services and access line growth, and lower employee benefit costs, including the effects of certain benefit cost true-ups, largely offset by an increase in operating costs incurred to address current customer service issues.

The  Media  Group's  second  quarter net income was $25, a decrease of $20, or
44.4 percent, compared with second quarter 1994, excluding the effect of last year's gain on the sale of paging assets. The decrease in Media Group income, as adjusted for the asset sale, is primarily attributable to expansion of international ventures, higher financing costs, including the use of debt to partially finance acquisitions, and growth initiatives in multimedia content and services.

 Form 10-Q - Part I

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share amounts), continued

Second quarter 1995 earnings per common share were $.65 compared with $.70 in 1994, excluding the effects of the asset sales. Earnings per common share reflect approximately 17 million additional average shares outstanding, including 12.8 million shares issued in connection with the December 1994 purchase of cable television properties in the Atlanta, Georgia area (the "Atlanta Systems").

For the six months ended June 30, 1995, net income was $599, a decrease of $28, or 4.5 percent, excluding the gains on asset sales in both periods, and related earnings per share were $1.27 compared with $1.40 in 1994. In addition to the $41 ($.09 per share) after tax gain on the sale of paging assets in second quarter 1994, gains on the sales of certain rural telephone exchanges were $49 ($.10 per share) and $31 ($.07 per share) in the first half of 1995 and 1994, respectively.

Excluding the gains on asset sales, Communications Group income was $559, an increase of $6, or 1.1 percent, as compared with the first half of 1994.
Media Group income during the first half of 1995 was $40, a decrease of $34, or 46 percent, as compared with the first half of 1994.

Increased demand for the Company's services resulted in growth in earnings before interest, taxes, depreciation, amortization and other ("EBITDA") of 7.3 and 7.2 percent, for second quarter and the six months ended June 30, 1995, respectively, as compared with the same periods in 1994. EBITDA also excludes the effects of asset sales and equity losses. The Company believes EBITDA is an important indicator of the operational strength of its businesses. EBITDA, however, should not be considered as an alternative to operating or net income as an indicator of the performance of U S WEST or as an alternative to cash flows from operating activities as a measure of liquidity, in each case determined in accordance with GAAP.

 Sales and Other Revenues

An analysis of the change in U S WEST's consolidated sales and other revenues follows:


                         Three           Three           Three          Six             Six             Six
                         Months Ended    Months Ended    Months Ended   Months Ended    Months Ended    Months Ended
                         June 30,        June 30,        Percent        June 30,        June 30,        Percent
                                  1995            1994   Change                  1995            1994   Change
                         --------------  --------------  -------------  --------------  --------------  -------------
Communications Group     $       2,338   $       2,281            2.5   $       4,656   $       4,534            2.7
Media Group                        585             459           27.5           1,121             877           27.8
Intergroup eliminations            (29)            (32)          (9.4)            (55)            (62)         (11.3)
                         --------------  --------------  -------------  --------------  --------------  -------------
    Total                $       2,894   $       2,708            6.9   $       5,722   $       5,349            7.0
                         ==============  ==============  =============  ==============  ==============  =============


The increase in sales and other revenues was primarily due to increased demand for services at U S WEST Communications, the December 1994 acquisition of the Atlanta Systems and continued subscriber growth in the Company's cellular business.

Form 10-Q - Part I

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share amounts), continued

Communications Group Revenue

An analysis of changes in the Communications Group's revenues follows:


                                                  Lower                         Increase     Increase
                                       Price       (Higher)                      (Decrease)  (Decrease)
                         1995    1994  Changes    Refunds    Demand    Other    Dollars      Percent
                       ------  ------  ---------  ---------  --------  -------  -----------  ----------
Local service
   Second quarter      $1,076  $1,016  $      2        ($8)  $    66   $    -   $       60         5.9
   Six months           2,126   2,001         4          -       121        -          125         6.2
Interstate access
   Second quarter         591     556        (9)        (1)       47       (2)          35         6.3
   Six months           1,180   1,118       (18)       (10)       90        -           62         5.5
Intrastate access
   Second quarter         184     179        (7)         2         8        2            5         2.8
   Six months             372     353       (12)         5        19        7           19         5.4
Long-distance network
   Second quarter         294     345        (7)         -       (11)     (33)         (51)      (14.8)
   Six months             593     696       (15)         -       (28)     (60)        (103)      (14.8)
Other services
   Second quarter         193     185         -          -         -        8            8         4.3
   Six months             385     366         -          -         -       19           19         5.2
                       ------  ------  ---------  ---------  --------  -------  -----------  ----------
Total
   Second quarter       2,338   2,281       (21)        (7)      110      (25)          57         2.5
   Six months          $4,656  $4,534  $    (41)  $     (5)  $   202   $  (34)  $      122         2.7
                       ======  ======  =========  =========  ========  =======  ===========  ==========

Local service revenues at U S WEST Communications increased principally as a result of higher demand for services, as evidenced by an increase of 509,000 access lines, or 3.6 percent, during the last 12 months. Access line growth was 4.2 percent as adjusted for the sale of approximately 82,000 rural telephone access lines during the last 12 months.

Higher  revenues  from interstate access services resulted from an increase of
9.1 percent in interstate billed access minutes of use, for both the three and six months ended June 30, 1995, as compared with the same periods in 1994, which more than offset the effects of price reductions and refunds.

Multiple toll carrier plans ("MTCP") were implemented in Oregon and Washington in May and July 1994, respectively. These regulatory arrangements allow independent telephone companies to act as toll carriers. The impact on U S WEST Communications in the second quarter and six months ended June 30, 1995, was long-distance revenue losses of $31 and $62, respectively, partially offset by increases in intrastate access revenue of $6 and $12, respectively, and decreases in other operating expenses (i.e., access expense otherwise paid to independent companies) of $21 and $42, respectively.

Form 10-Q - Part I

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share amounts), continued

Adjusted  for the effects of MTCP, long-distance network revenues decreased by
5.8 percent and 5.9 percent for the second quarter and first six months, respectively, compared to the same periods last year. Long-distance network revenues continue to be impacted by competition.

Revenues from other services increased primarily as a result of continued market penetration in voice messaging services.

Media Group Revenue

An analysis of the Media Group's revenues follows:


                                 Three      Three      Three    Six        Six        Six
                                 Months     Months     Months   Months     Months     Months
                                 Ended      Ended      Ended    Ended      Ended      Ended
                                 June 30,   June 30,   Percent  June 30,   June 30,   Percent
                                      1995       1994  Change        1995       1994  Change
                                 ---------  ---------  -------  ---------  ---------  -------
Multimedia content and services  $     292  $     255     14.5  $     564  $     497     13.5
  Wireless communications              228        197     15.7        430        365     17.8
  Cable and telecommunications          55          -        -        109          -        -
  Other                                 10          7     42.9         18         15     20.0
                                 ---------  ---------  -------  ---------  ---------  -------
     Total Media Group           $     585  $     459     27.5  $   1,121  $     877     27.8
                                 =========  =========  =======  =========  =========  =======

Media Group - Multimedia Content and Services. Domestic revenues related to Yellow Pages directory advertising increased approximately $16, or 6.6 percent, and $33, or 7.0 percent, for the three and six months ended June 30, 1995, respectively, as compared with the same periods in 1994. The increases are due to pricing and an increase in Yellow Pages advertising volume.
Product enhancements and the effect of improved marketing programs on business volume also contributed to the increase in revenues. Non-Yellow Pages revenues increased by $2 and $6 in the three and six months ended June 30, 1995, respectively, as compared to the same periods in 1994. Partially offsetting these increases was the effect of last year's sale of certain software development and marketing operations, which had contributed approximately $5 in the first quarter of 1994. International directory publishing revenue increased by $19 and $33 in the second quarter and first half of 1995, respectively as compared with the same periods in 1994, primarily due to the May 1994 purchase of Thomson Directories.

Form 10-Q - Part I

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share amounts), continued

Media Group - Wireless Communications. Cellular service revenues increased by $55, or 36.5 percent, and $107, or 37.4 percent, for the three and six months ended June 30, 1995, respectively, as compared with the same periods in 1994. The growth in cellular service revenues is a result of a 58 percent increase in subscribers during the last twelve months, partially offset by a 13 percent decrease in average revenue per subscriber to $63.00 per month at June 30, 1995. The increase in subscribers is due to lower costs for cellular phone equipment and enhanced service offerings, which has resulted in a shift in the wireless customer base from businesses to consumers. The decrease in average revenue per subscriber is due to the continuing effects of nonbusiness user market penetration.

Cellular equipment revenues decreased by $9, or 29.1 percent, and $14, or 26.7 percent, in the three and six months ended June 30, 1995, as compared with the same periods in 1994. The decrease is primarily due to 12 and 16 percent decreases in unit sales in the second quarter and first half of 1995, respectively, due to the impacts of competition.

Revenues related to the paging sales and service operations, which were sold in 1994, approximated $16 and $28 for the three and six months ended June 30, 1994, respectively.

Media Group - Cable and Telecommunications. Domestic cable and telecommunications revenues reflect the December 1994 acquisition of the Atlanta Systems.

Costs and Expenses

                                          Three      Three      Three     Six        Six        Six
                                          Months     Months     Months    Months     Months     Months
                                          Ended      Ended      Ended     Ended      Ended      Ended
                                          June 30,   June 30,   Percent   June 30,   June 30,   Percent
                                               1995       1994  Change         1995       1994  Change
                                          ---------  ---------  --------  ---------  ---------  --------
Employee-related expenses                 $     997  $     943      5.7   $   1,975  $   1,854      6.5
Other operating expenses                        559        518      7.9       1,069        995      7.4
Taxes other than income taxes                   113        105      7.6         227        213      6.6
Depreciation and amortization                   562        507     10.8       1,122      1,010     11.1
Interest expense                                139        110     26.4         267        219     21.9
Equity losses in unconsolidated ventures         33         22     50.0          90         57     57.9
Other income-net                                  8         14    (42.9)          2         14    (85.7)

Communications Group employee-related expenses increased $26 and $61 for the three and six months ended June 30, 1995, respectively, compared with the same periods in 1994. Higher employee-related expenses at the Communications Group are a result of business growth and related customer service issues, which have been impacted by a temporary decline in productivity caused by a major rearrangement of resources due to restructuring. Growth in employee-related expenses at Communications Group is expected to continue throughout the remainder of the year. Overtime payments and contract labor increased employee-related expenses at the Communications Group by approximately $60 and $95 for the second quarter and first six months of 1995, as compared to the same periods in 1994. Partially offsetting these increases were lower health-care benefit costs, including a reduction in the accrual for postretirement benefits, and certain benefit cost true-ups.

Form 10-Q - Part I

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share amounts), continued

Since December 1993, the Communications Group has separated 3,560 employees under the Restructuring Plan. (See "Restructuring Charges.") These separations have been partially offset by the addition of approximately 2,100 employees (a significant portion of which are temporary) primarily dedicated to improving customer service and also developing new business opportunities. Benefits from the net work-force reductions at Communications Group have offset wage and salary increases.

The Company estimates that it will achieve employee reductions of 9,000 in connection with the Restructuring Plan by the end of 1997. (See
"Restructuring Charges.") These employee reductions will be partially offset by the planned addition of some employees at Communications Group by the end of 1997 to accommodate business growth, including wireless and data transmission services.

Employee-related expenses also increased due to the 1994 purchases of the Atlanta Systems and Thomson Directories, and growth initiatives in the multimedia content and services segment.

The 1994 purchases of the Atlanta Systems and Thomson Directories increased other operating expenses by $42 and $75 for the second quarter and first six months of 1995, respectively, as compared to the same periods in 1994. Additionally, expansion of the cellular customer base increased other operating expenses by $11 and $24 for the second quarter and first six months of 1995, respectively, as compared to the same periods in 1994. Partially offsetting these cost increases was the multiple toll carrier plan effect on other operating expenses at U S WEST Communications.

Increased depreciation and amortization expense was attributable to the effects of a higher depreciable asset base at U S WEST Communications and the purchase of the Atlanta Systems.

Equity losses in unconsolidated ventures increased primarily due to increased network expansion costs at Mercury One-2-One and the impacts of new investments.

Interest expense increased primarily as a result of increased debt at U S WEST Communications, the purchase of the Atlanta Systems, partially financed through the issuance of short-term debt, and a reclassification of certain debt to continuing operations from net investment in assets held for sale.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share amounts), continued

 Liquidity and Capital Resources

Cash provided by operations decreased by $109 compared with the first six months of 1994. The effect of business growth was more than offset by increases of $96 in postretirement benefit funding, $117 in Restructuring Plan expenditures and higher income tax payments related to prior periods, including approximately $60 related to the sale of the Company's joint venture interest in TeleWest.

The Company from time to time engages in discussions regarding acquisitions. The Company may fund such acquisitions with internally generated funds, debt or equity. The incurrence of indebtedness to fund such acquisitions and/or the assumption of indebtedness in connection with acquisitions, if significant, could result in a downgrading of the credit rating of the Company and/or U S WEST Communications.

U S WEST invested approximately $290 in international businesses in the first six months of 1995, primarily in Malaysia, the Czech Republic and at Mercury One-2-One in the UK.

In March 1995, PCS PrimeCo, L.P. ("PCS PrimeCo") was awarded PCS licenses in 11 markets. The Company's share of the cost of the licenses was $268, all of which was funded by June 30, 1995. Under the PCS PrimeCo partnership agreement, the company is required to fund 25 percent of PCS PrimeCo's operating and capital costs, including licensing costs. The Company anticipates that its total funding obligations to PCS PrimeCo during the next four years will be significant.

In the first six months of 1995, U S WEST received cash proceeds of $114 from the sale of certain rural telephone exchanges as compared to proceeds of $51 in the same period last year.

During the first six months of 1995, debt increased by $1,052 and the debt-to-capital ratio increased from 51.8 percent at December 31, 1994, to
53.9 percent at June 30, 1995. The increase in debt and the debt-to-capital ratio was primarily related to cash fundings for a portion of the Company's postretirement obligation, international investments and PCS licenses, and the reclassification of certain debt from net investment in assets held for sale to continuing operations.

During the first quarter of 1995, U S WEST purchased 1,704,700 shares of U S WEST Common Stock for $63, at an average price of $37.02 per share.

Form 10-Q - Part I

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share amounts), continued

Restructuring Charges

The Company's 1993 results reflected a $1 billion restructuring charge (pretax). The related restructuring plan (the "Restructuring Plan") is designed to provide faster, more responsive customer services while reducing the costs of providing these services. As part of the Restructuring Plan, the Company is developing new systems and enhanced system functionality that will enable it to monitor networks to reduce the risk of service interruptions, activate telephone service on demand, rapidly design and engineer new services for customers and centralize its service centers. The Company is consolidating its 560 customer service centers into 26 centers in 10 cities and reducing its total work force by approximately 9,000 employees.

The Restructuring Plan is scheduled to be completed by the end of 1997. Implementation to date has been driven by growth in the business and related service issues, revisions to system delivery schedules and productivity issues caused by the major rearrangement of resources due to restructuring. These issues may continue to affect the timing of the implementation of the Restructuring Plan.

Following is a schedule of the costs included in the Restructuring Plan:


                               Actual   Actual   Estimate   Estimate   Estimate
                                  1993     1994       1995       1996       1997  Total
                               -------  -------  ---------  ---------  ---------  ------
Cash expenditures:
  Employee separation (1)<F1>  $     -  $    19  $      68  $     107  $      66    $260
  Systems development                -      127        161        112          -     400
  Real estate                        -       50         77          3          -     130
  Relocation                         -       21         52          2          5      80
  Retraining and other               -       16         30         12          7      65
                               -------  -------  ---------  ---------  ---------  ------
 Total cash expenditures             -      233        388        236         78     935
Asset write-down                    65        -          -          -          -      65
                               -------  -------  ---------  ---------  ---------  ------
Total Plan                          65      233        388        236         78   1,000
Remaining 1991 plan
  employee costs (1)<F1>             -       56          -          -          -      56
                               -------  -------  ---------  ---------  ---------  ------
Total (2)<F2>                  $    65  $   289  $     388  $     236  $      78  $1,056
                               =======  =======  =========  =========  =========  ======

 <F1>
 (1) Employee separation costs, including the balance of the 1991 restructuring reserve at December 31, 1993, aggregate $316.
 <F2>
 (2) The Restructuring Plan also provides for capital expenditures of $490 over the life of the Restructuring Plan.

Form 10-Q - Part I

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share amounts), continued

Employee separation costs include severance payments, health-care coverage and postemployment education benefits. System development costs include new systems and the application of enhanced system functionality to existing single purpose systems to provide integrated, end-to-end customer service. A substantial portion of the work-force reductions will be enabled by developing new systems and enhanced system functionality, which will simplify the current, labor-intensive interfaces between existing processes. Real estate costs include preparation costs for the new service centers. The relocation and retraining costs are related to moving employees to the new service centers and retraining employees on the methods and systems required in the new, restructured mode of operation.

The Company estimates that full implementation of the Restructuring Plan will reduce employee-related expenses by approximately $400 per year. These savings are expected to be offset by the effects of inflation. Future operating costs also will be impacted by business growth.

Employee Separation. Net employee reductions will total 9,000 under the Restructuring Plan. While the Company will separate 10,000 employees, approximately 1,000 employees that were originally expected to relocate have chosen separation or other job assignments and will be replaced. The estimated total cost for employee separations is $316, compared with $286 in the original estimate. The $30 cost associated with these additional employee separations has been reclassified from relocation to the reserve for employee separations.

 The following estimates of employee separations and related amounts reflect the extension of employee reductions into 1997:


                      Estimate   Actual   Estimate  Estimate  Estimate
                        1994    1994 (1)    1995      1996      1997    Total
                      --------  --------  --------  --------  --------  ------
Employee separations
  Managerial             1,061      497        862       840       521   2,720
   Occupational          1,887    1,683      1,288     2,660     1,649   7,280
                      --------  --------  --------  --------  --------  ------
  Total                  2,948    2,180      2,150     3,500     2,170  10,000
                      ========  ========  ========  ========  ========  ======


                             Estimate    Actual    Estimate   Estimate   Estimate
                               1994     1994 (1)     1995       1996       1997     Total
                             ---------  ---------  ---------  ---------  ---------  ------
Employee separation amounts
  Managerial                 $      25  $      5   $      32  $      33  $      20  $   90
  Occupational                      15        14          36         74         46     170
                             ---------  ---------  ---------  ---------  ---------  ------
  Total                             40        19          68        107         66     260
  Remaining 1991 reserve            56        56           -          -          -      56
                             ---------  ---------  ---------  ---------  ---------  ------
  Total                      $      96  $     75   $      68  $     107  $      66  $  316
                             =========  =========  =========  =========  =========  ======

<F1>
(1)   Includes the remaining employees and the separation amounts associated with the
    balance of the 1991 restructuring reserve at December 31,   1993.

Form 10-Q - Part I

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share amounts), continued

Compared with the original estimates, employee reduction and separation amounts shown above have been reduced by 1,319 employees and $35, respectively, in 1995, and increased by 900 employees and $20 in 1996 and 2,170 employees and $66 in 1997, respectively.

Systems Development. U S WEST Communications' existing information management systems were largely developed to support a monopoly environment. These systems have become increasingly inadequate due to the effects of increased competition, new forms of regulation and changing technology that have driven consumer demand for new services that can be delivered quickly, reliably and economically. The Company believes that improved customer service, delivered at lower cost, can be achieved by a combination of new systems and introducing new functionality to existing systems. This is a change from the Company's initial strategy which placed more emphasis on the development of new systems.
  The Restructuring Plan is now less dependent on development of entirely new, untested systems and related technology.

The systems development program involves new systems and enhanced system functionality for systems that support the following core processes:

Service Delivery - to support service on demand for all products and services.
  These new systems and enhanced system functionality will permit one customer service representative to handle all facets of a customer's requirements as contrasted to the numerous points of customer interface required today.

Service Assurance - for performance monitoring from one location and remote testing in the new environment, including identification and resolution of faults prior to customer impact.

Capacity Provisioning - for integrated planning of future network capacity, including the installation of software controllable service components.

The direct, incremental and nonrecurring costs of providing new systems and enhanced system functionality follow:


                       Estimate   Actual   Estimate   Estimate
                            1994     1994       1995       1996  Total
                       ---------  -------  ---------  ---------  ------
Service delivery       $      35  $    21  $      21  $      31  $   73
Service assurance             45       12         24         28      64
Capacity provisioning         17       57         92         30     179
All other                     28       37         24         23      84
                       ---------  -------  ---------  ---------  ------
Total                  $     125  $   127  $     161  $     112  $  400
                       =========  =======  =========  =========  ======


Form 10-Q - Part I

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share amounts), continued

The Company continues to review its estimates of systems expenditures under the Restructuring Plan. Management does not anticipate any material revisions in total estimated expenditures. However, should expenditures exceed the remaining reserve, additional amounts would be expensed as incurred.

Systems expenses charged to current operations at U S WEST Communications consist of costs associated with the information management function, including planning, developing, testing and maintaining data bases for general purpose computers, in addition to systems costs related to maintenance of telephone network applications. The key related administrative (i.e. general purpose) systems include customer service, order entry, billing and collection, accounts payable, payroll, human resources and property records. Ongoing systems costs comprised approximately six percent of total operating
expenses at U S WEST Communications in 1994, 1993 and 1992.   U S WEST
Communications expects systems costs charged to current operations as a percent of total operating expenses to approximate the current level throughout the life of the Restructuring Plan. However, systems costs could increase relative to other operating costs as the business becomes more technology dependent.

 Progress Under the Restructuring Plan:

Following is a reconciliation of restructuring reserve activity since December 1993.


                                                                       Change in
                                                            First      Relocation/    Reserve
                         Reserve                Reserve     Half       Employee       Balance
                         Balance          1994  Balance          1995  Separation     June 30,
                         Dec. 1993   Activity   Dec. 1994   Activity   Estimates           1995
                         ----------  ---------  ----------  ---------  -------------  ---------
 Employee separations
  Managerial             $       80  $       5  $       75  $      11  $          7   $      71
   Occupational                 150         14         136         28            23         131
                         ----------  ---------  ----------  ---------  -------------  ---------
 Total separations              230         19         211         39            30         202
Systems Development
  Service delivery               73         21          52          7                        45
  Service assurance              64         12          52         11                        41
  Capacity provisioning         179         57         122         47                        75
  All other                      84         37          47          7             -          40
                         ----------  ---------  ----------  ---------  -------------  ---------
Total systems                   400        127         273         72                       201
Real estate                     130         50          80         50                        30
Relocation                      110         21          89         10           (30)         49
Retraining and other             65         16          49          9             -          40
                         ----------  ---------  ----------  ---------  -------------  ---------
Total                           935        233         702        180             -         522
Remaining 1991 Plan
    expenditures                 56         56           -          -             -           -
                         ----------  ---------  ----------  ---------  -------------  ---------
Total                    $      991  $     289  $      702  $     180  $          -   $     522
                         ==========  =========  ==========  =========  =============  =========


Form 10-Q - Part I

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share amounts), continued


                                                          Cumulative
                                        First Half        Separations
                      1994 Separations  1995 Separations  At June 30, 1995
                      ----------------  ----------------  ----------------
Employee separations
  Managerial                       497               324               821
  Occupational                   1,683             1,056             2,739
                      ----------------  ----------------  ----------------
Total                            2,180             1,380             3,560
                      ================  ================  ================


Recapitalization Proposal

The Board of Directors of U S WEST has adopted a proposal that would change the state of incorporation of U S WEST from Colorado to Delaware and create two classes of common stock, the Communications Stock and the Media Stock, which are intended to reflect separately the performance of the communications and multimedia businesses. A preliminary proxy statement on the Recapitalization Proposal was filed with the Securities and Exchange Commission on May 12, 1995, and amendment one was filed on June 30, 1995. For a more complete discussion on the Recapitalization Proposal see Footnote B in the Notes to the Consolidated Financial Statements.

 AirTouch Communications Joint Venture

On July 25, 1994, AirTouch Communications, Inc. ("AirTouch") and U S WEST announced a definitive agreement to combine their domestic wireless operations. The initial equity ownership of the wireless joint venture will be approximately 70 percent by AirTouch and approximately 30 percent by U S
WEST.    The  transaction  is expected to close in the third quarter of 1995.
After closing, the earnings of the Company will reflect its 30 percent interest in the joint venture. The wireless operations of both parties will initially continue operating as separate entities owned by the individual partners, but will receive support services on a contract basis from a joint wireless management company. Following the combination of the wireless operations of the two companies, the assets, liabilities and operations of the domestic wireless operations of the Media Group will no longer be consolidated, but will be reported based on the equity method of accounting for less than majority-owned entities.

Had the Company recognized 30 percent of the combined earnings of the joint venture beginning January 1, 1994, U S WEST's net income for the year ended December 31, 1994, would have increased by approximately $30.

 Form 10-Q - Part I

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share amounts), continued

Personal Communications Services ("PCS") Alliance

In October 1994, AirTouch and U S WEST agreed to form a strategic wireless alliance with Bell Atlantic and NYNEX. As part of this alliance, the AirTouch-U S WEST PCS Partnership and a partnership formed between Bell Atlantic and NYNEX formed PCS PrimeCo, L.P. ("PCS PrimeCo") for the purpose of bidding on PCS licenses being auctioned by the FCC. The objective of PCS PrimeCo is to build and operate PCS networks where its partners do not operate cellular networks, thus enabling them to establish a national wireless alliance. In the FCC auction, which concluded in March 1995, PCS PrimeCo was awarded PCS licenses in 11 markets covering 57 million POPs including licenses in Chicago, Dallas, Tampa, Houston, Miami and New Orleans. The Company's share of the cost of the licenses was $268, all of which was funded by June 30, 1995. PCS PrimeCo will be governed by an executive committee made up of three Bell Atlantic-NYNEX representatives and three AirTouch-U S WEST representatives.

TeleWest Communications plc. Acquisition

In June 1995, TeleWest Communications plc. ("TeleWest"), announced that it had entered into an agreement in principle to acquire SBC CableComms (UK) in exchange for shares of TeleWest. Upon completion of the acquisition, which is expected in September 1995, U S WEST will recognize a pretax gain of approximately $150, and will own 26.7 percent of the combined company. The new entity (New TeleWest) will be the largest cable television and cable telephony operator in the UK.

Broadband

In early 1994, U S WEST Communications filed applications with the FCC to install Broadband Network architecture in Denver; Minneapolis-St. Paul; Salt Lake City; Boise; and Portland, Oregon (collectively, the "Broadband Applications"). In May 1995, however, in order to fully assess the results of the Omaha trials and examine alternative technologies, including wireless cable and direct broadcast satellite services, U S WEST Communications withdrew the Broadband Applications. The Communications Group plans to incorporate the results of the Omaha trials , as well as applicable new technologies, into its Broadband Network architecture in order to develop an advanced Broadband Network that is responsive to the needs of customers.

 Form 10-Q - Part I
 Item 2. Management's' Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share amounts), continued

Regulatory

Though Congress failed to pass telecommunications reform legislation in 1994, new telecommunications legislation has been introduced in both houses in 1995.
  The Senate passed a bill on June 16, 1995, and the House of Representatives passed a bill on August 4, 1995. The thrust of this legislation is to open up the network of local exchange carriers to further competition and to eliminate certain prohibitions upon local exchange carriers entering into other lines of business. The proposed legislation would (i) open local exchange service to competition and preempt states from imposing barriers preventing such competition, (ii) impose new unbundling and interconnection requirements on local exchange carrier networks, (iii) remove the MFJ prohibitions on interLATA services and manufacturing if certain competitive conditions are met, (iv) transfer any remaining MFJ requirements (including the MFJ's nondiscrimination provisions) to the FCC's jurisdiction, (v) impose requirements to conduct certain competitive activities only through structurally separate affiliates, and (vi) eliminate many of the remaining cable and telephone company cross-ownership restrictions. There is, however, uncertainty concerning the outcome of such legislation and whether key differences between the House and Senate bills could be resolved in Conference Committee. The passing of such legislation would significantly change the competitive landscape of the telecommunications industry as a whole.

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

                         PART II - OTHER INFORMATION

 Item 1.  Legal Proceedings

None

 Item 4.  Submission of Matters to a Vote of Security Holders

At the Company's annual meeting of shareholders on May 5, 1995, shareholders voted their shares as follows for the purpose of electing four individuals as directors of the Company:


Director               Shares Voted For  Shares Withheld
---------------------  ----------------  ---------------

Richard B. Cheney           393,952,326       12,277,315
Remedios Diaz-Oliver        394,395,963       11,833,678
Grant A. Dove               394,330,081       11,899,560
Shirley M. Hufstedler       393,856,027       12,373,614


     Coopers & Lybrand L.L.P. was confirmed as the Company's independent auditors with 396,668,832 shares voting for, 6,318,868 voting against and 3,241,941 abstaining.

     The shareholders voted as follows to approve the amendment of the 1994 Stock Plan:


For          Against     Abstain    Broker No Vote
-----------  ----------  ---------  --------------

337,374,514  61,242,213  7,612,914      62,147,456



 The shareholders also considered and rejected two shareholder proposals at the annual meeting as follows:


Proposal No.  For          Against      Abstain     Broker No Vote
------------  -----------  -----------  ----------  --------------

1             108,763,030  249,229,081   9,216,511     101,168,475
2              78,453,655  273,623,934  15,133,425     101,166,083


Proposal 1 was to eliminate the classified board of directors, and proposal 2 was to initiate cumulative voting for the election of directors.

Form 10-Q - Part II


                         PART II - OTHER INFORMATION

 Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits


Exhibit
Number   Description
-------  ---------------------------------------------------------------------------------------------------------------------------

10a      Form of U S WEST, Inc. Restricted Stock Agreement

10b      Form of U S WEST, Inc. Non-Qualified Stock Option Agreement

10c      Agreement for Services between U S WEST, Inc. and A. Gary Ames.

10d      Assignment Agreement between A. Gary Ames and U S WEST Overseas Operations, Inc.

11       Statement regarding computation of earnings per share of U S WEST, Inc.

12       Statement regarding computation of earnings to combined fixed charges and preferred stock dividends ratio of U S WEST, Inc.

27       Financial Data Schedule


 (b)  Reports on Form 8-K filed during the second quarter

      (i) report dated April 10, 1995, concerning U S WEST's announcement with respect to its plans to create two classes of Common Stock;

      (ii) report dated April 18, 1995, concerning the release of earnings for the first quarter ended March 31, 1995, and related exhibits;

      (iii) report dated May 23, 1995, filing financial statements for Time Warner Entertainment Company, L.P., Mercury Personal Communications, Georgia Cable Holdings Limited Partnership and subsidiary partnerships, and Wometco Cable Corp. and subsidiaries; and

      (iv) report dated June 20, 1995, concerning U S WEST's announcement with respect to key executive changes.

                                  SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


U S WEST, Inc.

  /S/  James M. Osterhoff

 James M. Osterhoff
Executive Vice President
and Chief Financial Officer

August 9, 1995