Form 10-Q
period 1995-09-30
US WEST INC
filed 1995-11-13
CIK 732718

34
_____________________________________________________________________________
__________________________________________________________________

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                  ---------
                                  FORM 10-Q
                                  ---------

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period Ended September 30, 1995

                                      OR

        [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _______ to _______

                        Commission File Number 1-8611

                                U S WEST, Inc.

      A Delaware Corporation                IRS Employer No. 84-0926774


            7800 East Orchard Road, Englewood, Colorado 80111-2526

                        Telephone Number 303-793-6500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X_ No __

The number of shares outstanding of U S WEST, Inc.'s common stock (net of shares held in treasury), as of November 1, 1995, was:

U S WEST Communications Group Common Stock - 481,173,977 shares;
U S WEST Media Group Common stock - 481,163,840 shares.

                                U S WEST, Inc.
                                  Form 10-Q
                              TABLE OF CONTENTS

                        PART I - FINANCIAL INFORMATION





Item                                                                        Page
1.  U S WEST, Inc. Financial Information
Consolidated Statements of Income -
Three and nine months ended September 30, 1995 and 1994                        3

Consolidated Balance Sheets -
September 30, 1995 and December 31, 1994                                       4
Consolidated Statements of Cash Flows -
Nine months ended September 30, 1995 and 1994                                  6
Consolidated Statements of Shareowners' Equity -
Nine months ended September 30, 1995 and 1994                                  7
Notes to Consolidated Financial Statements                                     8
2.  U S WEST, Inc. Management's Discussion and Analysis of Financial          15
Condition and Results of Operations

1.  Communications Group Financial Information
Combined Statements of Income -
Three and nine months ended September 30, 1995 and 1994                       31
Combined Balance Sheets -
September 30, 1995 and December 31, 1994                                      32
Combined Statements of Cash Flows -
Nine months ended September 30, 1995 and 1994                                 34
Notes to Combined Financial Statements                                        35
2.  Communications Group Management's Discussion and Analysis of Financial
Condition and Results of Operations                                           39

1.  Media Group Financial Information
Combined Statements of Income -
Three and nine months ended September 30, 1995 and 1994                       50
Combined Balance Sheets -
September 30, 1995 and December 31, 1994                                      51
Combined Statements of Cash Flows -
Nine months ended September 30, 1995 and 1994                                 53
Notes to Combined Financial Statements                                        54
2.  Media Group Management's Discussion and Analysis of Financial
Condition and Results of Operations                                           61


PART II - OTHER INFORMATION





1.  Legal Proceedings                 74
6.  Exhibits and Reports on Form 8-K  74



Form 10-Q - Part I


CONSOLIDATED STATEMENTS OF INCOME                    U S WEST, Inc.
(Unaudited)



                                                    3 Mos       3 Mos.       9 Mos.       9 Mos.
                                               Ended        Ended        Ended        Ended
                                               Sept. 30,    Sept. 30,    Sept. 30,    Sept. 30,
Dollars in million (except per share amounts)        1995         1994         1995         1994
Sales and other revenues                       $    2,964   $    2,765   $    8,686   $    8,114

Employee-related expenses                           1,007          968        2,982        2,822
Other operating expenses                              592          532        1,661        1,527
Taxes other than income taxes                         103          109          330          322
Depreciation and amortization                         573          509        1,695        1,519
Interest expense                                      137          104          404          323
Equity losses in unconsolidated ventures               38           26          128           83
Gains on asset sales:
    Rural telephone exchanges                          34            -          112           48
    Paging assets                                       -            -            -           68
Guaranteed minority interest expense                    2            -            2            -
 Other income (expense) - net                          (8)          (3)          (6)          11
Income before income taxes and
       extraordinary item                             538          514        1,590        1,645
Provision for income taxes                            213          196          617          628

Income before extraordinary item                      325          318          973        1,017
Extraordinary item:
  Early extinguishment of debt, net of tax             (9)           -           (9)           -
NET INCOME                                            316          318          964        1,017
Preferred dividends                                     1            -            3            -
Earnings available for common stock            $      315   $      318   $      961   $    1,017
Earnings per common share:
  Income available for common stock
      before extraordinary item                $     0.69   $     0.70   $     2.06   $     2.25
  Extraordinary item                                (0.02)           -        (0.02)           -
EARNINGS PER COMMON SHARE                      $     0.67   $     0.70   $     2.04   $     2.25
DIVIDENDS PER COMMON SHARE                     $    0.535   $    0.535   $    1.605   $    1.605
 AVERAGE COMMON SHARES
   OUTSTANDING (thousands)                        471,229      454,997      470,076      451,037


See Notes to Consolidated Financial Statements.

Form 10-Q - Part I


CONSOLIDATED BALANCE SHEETS                     U S WEST, Inc.
(Unaudited)



                                         September 30,   December 31,
Dollars in millions                                1995           1994
ASSETS
Current assets
     Cash and cash equivalents           $          108  $         209
     Accounts and notes receivable                1,932          1,693
     Inventories and supplies                       248            189
     Deferred tax asset                             339            352
     Other                                          310            323
Total current assets                              2,937          2,766
Gross property, plant and equipment              32,278         31,014
Accumulated depreciation                         17,936         17,017
Property, plant and equipment - net              14,342         13,997
Investment in Time Warner Entertainment           2,501          2,522
Intangible assets - net                           1,824          1,858
Investment in international ventures              1,361            881
Net investment in assets held for sale              418            302
Other assets                                      1,378            878
Total assets                             $       24,761  $      23,204


See Notes to Consolidated Financial Statements.

Form 10-Q - Part I


CONSOLIDATED BALANCE SHEETS                      U S WEST, Inc.
(Unaudited), Continued



                                                           September 30,    December 31,
Dollars in millions                                                  1995            1994
LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities
     Short-term debt                                       $        3,640   $       2,837
     Accounts payable                                                 859             944
     Employee compensation                                            408             367
     Dividends payable                                                253             251
     Current portion of restructuring charges                         348             337
      Other                                                         1,428           1,278
Total current liabilities                                           6,936           6,014
Long-term debt                                                      5,144           5,101
Postretirement and other postemployment benefit
    obligations                                                     2,372           2,502
Deferred taxes, credits and other                                   1,894           2,154
Company-obligated mandatorily redeemable preferred
    securities of subsidiary trust holding solely Company
    guaranteed debentures                                             600               -
Preferred stock subject to mandatory redemption                        51              51
Common shareowners' equity:
     Common shares - no par, 2,000,000,000
       authorized, 471,650,698 and 469,343,048
       outstanding, respectively                                    8,161           8,056
     Cumulative deficit                                              (223)           (458)
     LESOP guarantee                                                 (157)           (187)
      Foreign currency translation adjustments                        (17)            (29)
Total common shareowners' equity                                    7,764           7,382
Total liabilities and common shareowners' equity           $       24,761   $      23,204


See Notes to Consolidated Financial Statements.

Form 10-Q - Part I


CONSOLIDATED STATEMENTS OF CASH FLOWS
  (Unaudited)
  U S WEST, Inc.



Dollars in millions
Nine Months Ended September 30,                                        1995      1994
OPERATING ACTIVITIES
   Net income                                                       $   964   $ 1,017
   Adjustments to net income
      Depreciation and amortization                                   1,695     1,519
      Postretirement medical and life costs, net of cash fundings       (86)      (13)
      Gains on asset sales:
        Rural telephone exchanges                                      (112)      (48)
        Paging assets                                                     -       (68)
      Equity losses in unconsolidated ventures                          128        83
      Deferred income taxes and amortization of investment
         tax credits                                                     93       192
   Changes in operating assets and liabilities:
      Restructuring payments                                           (268)     (167)
      Accounts and notes receivable                                    (219)     (173)
      Inventories, supplies and other                                   (81)     (115)
      Accounts payable and accrued liabilities                           88       108
   Other adjustments - net                                               21        (4)
   Cash provided by operating activities                              2,223     2,331
INVESTING ACTIVITIES
   Expenditures for property, plant and equipment                    (1,943)   (1,945)
   Investment in international ventures                                (576)     (214)
   Proceeds from disposals of property, plant and equipment             166        49
   Cash (to) net investment in assets held for sale                    (108)        -
   Proceeds from sale of paging assets                                    -       143
   Other - net                                                         (274)      (97)
   Cash (used for) investing activities                              (2,735)   (2,064)
FINANCING ACTIVITIES
   Net proceeds from issuance of short-term debt                        688       403
   Proceeds from issuance of long-term debt                             499       251
   Repayments of long-term debt                                        (640)     (408)
   Proceeds from issuance of trust originated preferred
       securities                                                       581         -
   Dividends paid on common stock                                      (697)     (663)
   Proceeds from issuance of common stock                                43       329
   Proceeds from issuance of preferred stock                              -        50
   Purchases of treasury stock                                          (63)        -
   Cash provided by (used for) financing activities                     411       (38)
   Cash (used for) provided by continuing operations                   (101)      229
   Cash to discontinued operations                                        -       (59)
 CASH AND CASH EQUIVALENTS
   Increase (decrease)                                                 (101)      170
   Beginning balance                                                    209       128
   Ending balance                                                   $   108   $   298


See Notes to Consolidated Financial Statements.

Form 10-Q - Part I


CONSOLIDATED STATEMENTS OF
        SHAREOWNERS' EQUITY  (Unaudited)              U S WEST, Inc.



Dollars in millions
Nine Months Ended September 30,                        1995         1994
COMMON SHARES
   Balance at beginning of period                $    8,056   $    6,996
   Issuance of common stock                             103          179
   Settlement of litigation                               -          210
   Benefit trust contribution (OPEB)                     61          185
   Purchase of treasury stock                           (63)           -
   Other                                                  4           (2)
   Balance at end of period                           8,161        7,568
CUMULATIVE DEFICIT
   Balance at beginning of period                      (458)        (857)
   Net income                                           964        1,017
   Dividends declared                                  (760)        (730)
   Market value adjustment for debt securities           31          (49)
   Balance at end of period                            (223)        (619)
LESOP GUARANTEE
   Balance at beginning of period                      (187)        (243)
   Activity                                              30           27
   Balance at end of period                            (157)        (216)
FOREIGN CURRENCY TRANSLATION
   ADJUSTMENTS
   Balance at beginning of period                       (29)         (35)
    Activity                                             12           26
   Balance at end of period                             (17)          (9)
TOTAL COMMON SHAREOWNERS' EQUITY                 $    7,764   $    6,724
COMMON SHARES AUTHORIZED AT
   SEPTEMBER 30, (Thousands)                      2,000,000    2,000,000
COMMON SHARES OUTSTANDING (Thousands)
   Balance at beginning of period                   469,343      441,140
   Issuance of common stock                           2,513        4,376
   Settlement of litigation                               -        5,506
   Benefit trust contribution (OPEB)                  1,500        4,600
   Purchase of treasury stock                        (1,705)           -
   Balance at end of period                         471,651      455,622


See Notes to Consolidated Financial Statements.

Form 10-Q - Part I

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Dollars in millions)
                                 (Unaudited)

A.  Recapitalization Plan

On October 31, 1995, the shareholders of U S WEST, Inc., a Colorado corporation ("U S WEST Colorado") voted to approve a proposal (the "Recapitalization Plan") adopted by the Board of Directors to reincorporate from Colorado to Delaware and create two classes of common stock that are intended to reflect separately the performance of the communications and multimedia businesses. Under the Recapitalization Plan, shareholders approved an Agreement and Plan of Merger between U S WEST Colorado and U S WEST, Inc., a Delaware corporation ("U S WEST" or "Company"), pursuant to which U S WEST continues as the surviving corporation. In connection with the merger, the Certificate of Incorporation of U S WEST has been amended and restated to, among other things, designate two classes of common stock of U S WEST, one class of which is authorized as U S WEST Communications Group Common Stock ("Communications Stock"), and the other class is authorized as U S WEST Media Group Common Stock ("Media Stock"). Effective November 1, 1995, each share of common stock of U S WEST Colorado was converted into one share of Communications Stock and one share of Media Stock.

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

The Communications Group is comprised of U S WEST Communications, U S WEST Communications Services, Inc., U S WEST Communications Federal Services, Inc., U S WEST Advanced Technologies, Inc. and U S WEST Business Resources, Inc. U S WEST Communications comprised approximately 98 percent of the revenues and assets of the Communications Group in 1994.

The Media Group is comprised of U S WEST Marketing Resources Group, Inc., a publisher of White and Yellow Pages telephone directories, and provider of multimedia content and services, U S WEST NewVector Group, Inc., which provides communications and information products and services over wireless networks, U S WEST Multimedia Communications, Inc., which owns domestic cable television operations and investments, and U S WEST International Holdings, Inc., which primarily owns investments in international cable and telecommunications, wireless communications and directory publishing operations.

Form 10-Q - Part I

                            (Dollars in millions)
                                 (Unaudited)

Dividends to be paid to the holders of Communications Stock will initially be $0.535 per share per quarter. Dividends on the Communications Stock will be paid at the discretion of the Board of Directors of U S WEST, based primarily upon the financial condition, results of operations and business requirements of the Communications Group and the Company as a whole. With regard to the Media Stock, the Board of Directors of U S WEST currently intends to retain future earnings, if any, for the development of the Media Group's businesses and does not anticipate paying dividends on the Media Stock in the foreseeable future.

 B. Summary of Significant Accounting Policies

Consolidated Financial Statements

The Consolidated Financial Statements have been prepared by U S WEST pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally accompanying financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of the Company's management, the Consolidated Financial Statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial information set forth therein. It is suggested that these Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in the Company's proxy statement mailed to all shareholders on September 5, 1995.

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

 Form 10-Q - Part I

                            (Dollars in millions)
                                 (Unaudited)

C.     Investment in Time Warner Entertainment

On September 15, 1993, U S WEST acquired 25.51 percent pro-rata priority capital and residual equity interests in Time Warner Entertainment Company L.P. ("TWE"). Summarized operating results for TWE follow:





                                Three Mos.    Three Mos.   Nine Mos.    Nine Mos.
Dollars in millions             Ended         Ended        Ended        Ended
                                Sept. 30,     Sept. 30     Sept. 30     Sept. 30,
                                       1995          1994        1995         1994
Revenues                        $     2,324   $     2,203  $    6,762   $    6,177
Operating expenses*                   2,056         1,968       6,037        5,512
Interest and other - net**              195           170         556          480
Income before income taxes
     and extraordinary item     $        73   $        65  $      169   $      185
Income before extraordinary
     item                                47            41         107          145
Extraordinary item, net of tax          (24)            -         (24)           -
Net income                      $        23   $        41  $       83   $      145

<F1>
* Includes 1995 and 1994 depreciation and amortization of $260 and $254, and $761 and $707 for the three and nine months ended, respectively.
<F2>
**     Includes 1995 and 1994 corporate services of $17 and $15, and $47 and $45 for the three months and nine months ended, respectively.


The Company accounts for its investment in TWE under the equity method of accounting. U S WEST's recorded share of TWE operating results represents allocated TWE net income or loss adjusted for the amortization of the excess of fair market value over the book value of the partnership net assets. The Company's recorded share of TWE operating results before extraordinary item was ($3) and $1, and ($14) and ($5) for the three months and nine months ended September 30, 1995 and 1994, respectively. In addition, TWE recorded an extraordinary loss for the early extinguishment of debt in third quarter 1995. The Media Group's portion of this extraordinary loss was $4, net of an income tax benefit of $2.

Form 10-Q - Part I

                            (Dollars in millions)
                                 (Unaudited)

D. Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Company Guaranteed Debentures

On September 11, 1995, U S WEST Financing I, a wholly-owned subsidiary of U S WEST ("U S WEST Financing"), issued $600 of 7.96 % Trust Originated Preferred Securities (the "Preferred Securities") and $19 of common securities. U S WEST holds all of the outstanding common securities of U S WEST Financing. U S WEST Financing used the proceeds from such issuance to purchase from U S WEST Capital Funding, Inc., a wholly-owned subsidiary of U S WEST ("Capital Funding"), $619 principal amount of Capital Funding's 7.96% Subordinated Deferrable Interest Notes due 2025 (the "Subordinated Debt Securities"), the obligations under which are guaranteed by U S WEST. The sole assets of U S WEST Financing are and will be the Subordinated Debt Securities. In addition, U S WEST has guaranteed the payment of interest and redemption amounts to holders of Preferred Securities when U S WEST Financing has funds available for such payments as well as Capital Funding's undertaking to pay all of U S WEST Financing's costs, expenses and other obligations. The interest and other payment dates on the Subordinated Debt Securities correspond to the distribution and other payment dates on the Preferred Securities. Under certain circumstances, the Subordinated Debt Securities may be distributed to the holders of Preferred Securities and common securities in liquidation of U S WEST Financing. The Subordinated Debt Securities are redeemable in whole or in part by Capital Funding at any time on or after September 11, 2000, at a redemption price of $25.00 per Subordinated Debt Security plus accrued and unpaid interest. If Capital Funding redeems the Subordinated Debt Securities, U S WEST Financing is required to redeem the Preferred Securities concurrently at $25.00 per share plus accrued and unpaid distributions. As of September 30, 1995, 24,000,000 Preferred Securities were outstanding.

 E.     Debt

During third quarter 1995, U S WEST Communications refinanced $410 of commercial paper to take advantage of favorable long-term interest rates. In addition to the commercial paper, U S WEST Communications refinanced $90 of long-term debt. Expenses associated with the refinancing of long-term debt resulted in an extraordinary charge to income of $5, net of a tax benefit of $3.

Subsequent to third quarter 1995, U S WEST refinanced $1.3 billion of commercial paper, including $750 at U S WEST Communications.

 Form 10-Q - Part I

                            (Dollars in millions)
                                 (Unaudited)

F.  AirTouch Joint Venture

Effective November 1, 1995, AirTouch and the Company have entered into Phase I of their joint venture. In accordance with the closing agreement, during Phase I the Media Group Combined Financial Statements will continue to reflect the Company's existing ownership of the domestic cellular operations. The newly formed Wireless Management Company will provide centralized services to both companies on a contract basis. In Phase II, AirTouch and the Company will contribute their domestic cellular assets to the newly formed venture. This phase will occur within four years, upon obtaining interim regulatory relief, or earlier, at AirTouch's option.

 G.     Contingencies

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

On September 22, 1995, the Company filed a lawsuit in Delaware Chancery Court to prevent the proposed merger of Time Warner and Turner Broadcasting. The Time Warner Entertainment partnership is, among other things, in competition with Turner Broadcasting, and the Company believes that ownership of Turner by Time Warner would constitute breach of contract and fiduciary duties by Time Warner. Time Warner filed a countersuit against the Company on October 11, 1995, alleging misrepresentation, breach of contract and other misconduct on the part of the Company. Time Warner's countersuit seeks a reformation of the Time Warner Entertainment partnership agreement, an order that enjoins U S WEST from breaching the partnership agreement, and unspecified compensatory damages. U S WEST has denied each of the claims in Time Warner's countersuit.
 A trial date of March 16,1996 has been set.

 Form 10-Q - Part I

                            (Dollars in millions)
                                 (Unaudited)

H.    Investment in International Ventures

The Company's investments in international ventures increased $480 from December 31, 1994. The increase primarily consists of a 20 percent investment in Malaysia to provide local wireline and wireless communications, the acquisition of a 50 percent interest in cable television systems in the Netherlands and the acquisition of a 29 percent interest in cable television systems in the Czech Republic.

On October 2, 1995, TeleWest Communications' acquisition and share exchange with SBC CableComms (UK) became effective. U S WEST and Tele-Communications, Inc., the major shareholders, each will own 26.7 percent of the combined company. In fourth quarter 1995, the Company will recognize an after tax gain of approximately $100 in conjunction with the merger.

I.    Net Investment in Assets Held for Sale

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

Sales and other revenues of net investment in assets held for sale were $30 and $64, and $137 and $443 for the three months and nine months ended September 30, 1995 and 1994, respectively. Included are the sale of properties for approximately $52 and $253 for the nine months ended September 30, 1995 and 1994, respectively. The sales were in line with Company estimates.

Form 10-Q - Part I

                            (Dollars in millions)
                                 (Unaudited)


The components of net investment in assets held for sale follow:



                                                        September 30,   December 31,
Dollars in millions                                               1995           1994
ASSETS
Cash                                                    $           16  $           7
Finance receivables - net                                        1,005          1,073
Investment in real estate - net of valuation allowance             420            465
Bonds, at market value                                             165            155
Investment in FSA                                                  374            329
Other assets                                                       198            362
Total assets                                                     2,178          2,391
LIABILITIES
Debt                                                               922          1,283
Deferred income taxes                                              700            693
Accounts payable, accrued liabilities and other                    128            103
Minority interests                                                  10             10
Total liabilities                                                1,760          2,089
Net investment in assets held for sale                  $          418  $         302





Selected financial data for U S WEST Financial Services follows:



                      3 Months    3 Months    9 Months    9 Months
                     Ended      Ended       Ended       Ended
                     Sept. 30   Sept. 30,   Sept. 30,   Sept. 30,
Dollars in millions       1995        1994        1995        1994
Operating revenues   $       9  $       15  $       30  $       45









                         September 30,   December 31,
Dollars in millions                1995           1994
Net finance receivables  $          911  $         981
Total assets                      1,223          1,331
Total debt                          419            533
Total liabilities                 1,153          1,282
Shareowner's equity                  70             49


Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share amounts)

Results of Operations

Comparative details of income before extraordinary item for three and nine months ended September 30 follow:





                                                         3 Mos.       3 Mos.                 9 Mos.       9 Mos.
                                                     Ended        Ended                  Ended        Ended
                                                     Sept. 30,    Sept. 30,    Percent   Sept. 30,    Sept. 30,    Percent
Dollars in millions                                        1995         1994   Change          1995         1994   Change
Communications Group                                 $      292   $      267       9.4   $      900   $      851       5.8
Media Group:
  Consolidated:
    Multimedia content and services                          63           63         -          179          190      (5.8)
    Wireless communications                                  24           11         -           56           62      (9.7)
    Cable and telecommunications                             (1)           -         -           (7)           -         -
  Unconsolidated equity investments:
    Time Warner Entertainment Company, L.P.                  (3)          (2)    (50.0)         (16)         (13)
(23.1)
    TeleWest Communications plc                             (11)         (10)    (10.0)         (23)         (24)      4.2
    Mercury One-2-One                                       (18)         (16)    (12.5)         (57)         (40)    (42.5)
  Other                                                     (21)           5         -          (59)          (9)        -
     Total Media Group                                       33           51     (35.3)          73          166     (56.0)
Income before extraordinary item                     $      325   $      318       2.2   $      973   $    1,017
(4.3)
Earnings per common share before extraordinary item
                                                     $     0.69   $     0.70      (1.4)  $     2.06   $     2.25      (8.4)



Results of Operations - Third Quarter

U S WEST's third quarter 1995 income before extraordinary item was $314, a decrease of $4, or 1.3 percent, over third quarter 1994, excluding a gain of $21 on the sale of rural telephone exchanges and expenses of $10 associated with the Recapitalization Plan, all in third quarter 1995.

Third quarter 1995 earnings per common share before extraordinary item were $0.67 compared with $0.70 in 1994, excluding the effects of the gain on the sale of rural telephone exchanges ($0.04 per share) and expenses associated with the Recapitalization Plan ($0.02 per share). Earnings per common share reflect approximately 16 million additional average shares outstanding, of which 12.8 million were issued in connection with the acquisition of cable systems in the Atlanta, Georgia metropolitan area (the "Atlanta Systems").

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share amounts), continued

The Communications Group's third quarter income before extraordinary item was $276, an increase of $9, or 3.4 percent, compared with third quarter 1994, excluding the gain on sale of rural telephone exchanges and expenses of $5 associated with the Recapitalization Plan. Increased income at the Communications Group is attributable to higher demand for services, access line growth and lower employee benefit costs, including the effects of certain benefit cost true-ups. Partially offsetting these items was an increase in operating costs incurred to address current customer service issues, increased depreciation expense, and higher interest expense.

The Media Group's third quarter income before extraordinary item was $38, a decrease of $13, or 25 percent, compared with third quarter 1994, excluding expenses of $5 associated with the Recapitalization Plan. The decline is primarily due to increased interest expense associated with the acquisition of the Atlanta Systems and the expansion of international investments, partially offset by improvement in the wireless communications business. The amortization of goodwill associated with the Atlanta Systems acquisition also caused a significant increase in the effective tax rate which contributed to lower earnings.

Results of Operations - Nine Months

For the nine months ended September 30, 1995, income before extraordinary item was $913, a decrease of $32, or 3.4 percent, excluding gains on the sales of rural telephone exchanges of $70 ($0.14 per share) and $31 ($0.07 per share) in 1995 and 1994, respectively, expenses of $10 ($0.02 per share) associated with the Recapitalization Plan in 1995, and a gain of $41 ($0.09 per share) for the sale of paging operations in 1994. Earnings per share were $1.94 for the nine months ended September 30, 1995, as compared with $2.09 in 1994, excluding the one-time items.

The Communications Group's income before extraordinary item was $835, an increase of $15, or 1.8 percent, as compared with the nine months ended September 30, 1994, excluding the gains on the sales of rural telephone exchanges and expenses associated with the Recapitalization Plan. The Media Group's income before extraordinary item during the first nine months of 1995 was $78, a decrease of $47, or 38 percent, as compared with the same period 1994, excluding the expenses associated with the Recapitalization Plan in 1995 and the 1994 gain on the sale of paging operations.

 Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share amounts), continued

Earnings Before Interest, Taxes, Depreciation, Amortization and Other
("EBITDA")

Increased demand for the Communications Group's services resulted in growth in EBITDA of 5.8 and 4.8 percent for third quarter and nine months ended September 30, 1995, respectively, as compared with the same periods in 1994.

The Media Group's EBITDA increased by approximately 30 percent, to $207, for third quarter 1995, primarily due to improvement in the wireless communications business and acquisition of the Atlanta Systems. Excluding the effects of the acquisition, EBITDA increased by approximately 14 percent. For the nine months ended September 30, 1995, EBITDA increased by approximately 29 percent, to $552, primarily due to improvement in the wireless communications business and acquisition of the Atlanta Systems. Excluding the effects of the acquisition and the paging sale, EBITDA increased by approximately 15 percent.

The Company believes EBITDA is an important indicator of the operational strength of its businesses. EBITDA, however, should not be considered as an alternative to operating or net income as an indicator of performance or as an alternative to cash flows from operating activities as a measure of liquidity, in each case determined in accordance with GAAP.

Sales and Other Revenues


An analysis of the change in U S WEST's consolidated sales and other revenues follows:



                             3 Mos.       3 Mos.                 9 Mos.       9 Mos.
                         Ended        Ended                  Ended        Ended
                         Sept. 30,    Sept. 30,    Percent   Sept. 30,    Sept. 30,    Percent
Dollars in millions            1995         1994   Change          1995         1994   Change
Communications Group     $    2,389   $    2,316       3.2   $    7,045   $    6,850       2.8
Media Group                     604          482      25.3        1,725        1,359      26.9
Intergroup eliminations         (29)         (33)    (12.1)         (84)         (95)    (11.6)
    Total                $    2,964   $    2,765       7.2   $    8,686   $    8,114       7.0


Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share amounts), continued

Communications Group Revenue

An analysis of changes in the Communications Group's revenues follows:




                                                  Lower                        Increase     Increase
                                       Price      (Higher)                      (Decrease)   (Decrease)
Dollars in millions      1995    1994  Changes    Refunds   Demand    Other    Dollars      Percentage
Local service
   Third quarter       $1,105  $1,034  $      5       ($7)  $    73   $    -   $       71          6.9
   Nine months          3,231   3,035         9        (7)      194        -          196          6.5
Interstate access
   Third quarter          594     573        (9)       (5)       36       (1)          21          3.7
   Nine months          1,774   1,691       (27)      (15)      126       (1)          83          4.9
Intrastate access
   Third quarter          186     188       (12)        4         6        -           (2)        (1.1)
   Nine months            558     541       (24)        7        26        8           17          3.1
Long-distance network
   Third quarter          298     323        (5)        -       (14)      (6)         (25)        (7.7)
   Nine months            891   1,019       (20)        -       (42)     (66)        (128)       (12.6)
Other services
   Third quarter          206     198                                      8            8          4.0
   Nine months            591     564                                     27           27          4.8
Total
   Third quarter        2,389   2,316       (21)       (8)      101        1           73          3.2
   Nine months         $7,045  $6,850      ($62)     ($15)  $   304     ($32)  $      195          2.8


Local service revenues increased principally as a result of higher demand for services, as evidenced by an increase of 495,000 access lines, or 3.5 percent, during the last 12 months. Access line growth was 4.2 percent as adjusted for sales of approximately 103,000 rural telephone access lines during the last 12 months.

Higher  revenues  from  interstate  access services resulted from increases of
10.0 and 9.4 percent in interstate billed access minutes of use for the three and nine months ended September 30, 1995, respectively, as compared with the same periods in 1994. The increased volume of business more than offset the effects of price reductions and refunds.

Intrastate access revenues decreased for the three months ended September 30, 1995, compared with the same period in 1994, primarily due to the effects of price reductions, partially offset by higher demand. Intrastate access revenues increased for the nine months ended September 30, 1995, compared with 1994, primarily due to the impacts of multiple toll carrier plans.

 Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share amounts), continued

Multiple toll carrier plans ("MTCP") implemented in Oregon and Washington in May and July 1994, respectively, allow independent telephone companies to act as toll carriers. The impact on Communications Group for the nine months ended September 30, 1995, was long-distance revenue losses of $62, partially offset by increases in intrastate access revenue of $12 and decreases in other operating expenses (i.e. access expense) of $42. These regulatory arrangements did not impact third quarter results.

Long-distance network revenues decreased by 7.7 and 12.6 percent for the three months and nine months ended September 30, 1995, respectively, compared with the same periods in 1994, primarily due to the effects of competition and price reductions. Adjusted for the effects of MTCP, long-distance network revenues decreased by 6.5 percent for the nine months ended September 30, 1995, as compared with the same period last year.

Revenues from other services increased primarily as a result of continued market penetration in voice messaging services, increases in inside wire services, sales of customer premise equipment and wire installation projects, partially offset by decreases in billing and collection revenues.

Media Group Revenue

An analysis of the Media Group's revenues follows:




                                    3 Mos.      3 Mos.              9 Mos.     9 Mos.
                                 Ended      Ended                Ended      Ended
                                 Sept 30,   Sept. 30,   Percent  Sept 30,   Sept 30,   Percent
Dollars in millions                   1995        1994  Change        1995       1994  Change
Multimedia content and services  $     292  $      277      5.4  $     856  $     774     10.6
Wireless communications                246         198     24.2        676        563     20.1
Cable and telecommunications            56           -        -        165          -        -
  Other                                 10           7     42.9         28         22     27.3
     Total Media Group           $     604  $      482     25.3  $   1,725  $   1,359     26.9


Multimedia Content and Services. Revenues related to Yellow Pages directory advertising increased approximately $17, or 7.3 percent, and $50, or 7.1 percent, in third quarter and the nine months ended September 30, 1995, respectively, as compared with 1994, due to pricing and an increase in Yellow Pages advertising volume. Product enhancements and the effect of improved marketing programs on business volume also contributed to the increase in revenues. Excluding the sale of certain non-strategic operations, non-Yellow Pages revenues increased by $4 and $8 in third quarter and the nine months ended September 30, 1995, respectively, as compared with 1994.

International directory publishing revenue decreased by $3 in third quarter 1995 as compared with 1994, primarily due to a delay in publication of certain directories. Revenue for the nine months ended September 30, 1995, increased by $30 compared with 1994 due to the May 1994 purchase of Thomson Directories.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share amounts), continued

Wireless Communications. Cellular service revenues increased by $55, or 32.7 percent, and $162, or 35.7 percent, in third quarter and the nine months ended September 30, 1995, respectively, as compared with 1994. This increase is due to a 55 percent increase in subscribers during the last twelve months, partially offset by a 13 percent drop in average revenue per subscriber to $62.00 per month for the nine months ended September 30, 1995, as compared with 1994. The increase in subscribers relates to lower costs for cellular phone equipment and enhanced service offerings, which has resulted in additional penetration into the consumer user market. The decrease in average revenue per subscriber is due to continuing competitive pressures and price sensitivity of non-business users.

Cellular equipment revenues decreased by $7, or 23.3 percent, and $21, or 25.9 percent, in third quarter and the nine months ended September 30, 1995, respectively, as compared with 1994. This decrease is primarily due to a decrease in unit sales and price per unit due to the impacts of competition.

Paging revenues for the nine months ended September 30, 1995, decreased $28 as compared with 1994 due to the sale of the paging assets in 1994.

Cable and Telecommunications. Domestic cable and telecommunications revenues reflect the December 1994 acquisition of the Atlanta Systems.

Costs and Expenses




                                             3 Mos.       3 Mos.                 9 Mos.       9 Mos.
                                          Ended       Ended                  Ended        Ended
                                          Sept. 30    Sept. 30,    Percent   Sept. 30,    Sept. 30,   Percent
Dollars in millions                           1995,         1994   Change          1995         1994  Change
Employee-related expenses                 $   1,007   $      968       4.0   $    2,982   $    2,822      5.7
Other operating expenses                        592          532      11.3        1,661        1,527      8.8
Taxes other than income taxes                   103          109      (5.5)         330          322      2.5
Depreciation and amortization                   573          509      12.6        1,695        1,519     11.6
Interest expense                                137          104      31.7          404          323     25.1
Equity losses in unconsolidated ventures         38           26      46.2          128           83     54.2
Other income (expense) - net                     (8)          (3)        -           (6)          11        -

 Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share amounts), continued

Communications Group employee-related expense increased $7 and $68 for the three and nine months ended September 30, 1995, respectively, compared with the same periods in 1994. Higher employee-related expenses at the Communications Group are primarily the result of initiatives to improve customer service and address business growth. Customer service has been impacted by temporary declines in productivity partly caused by restructuring efforts. Higher levels of employee-related expenses at the Communications Group are expected to continue through the remainder of the year. Overtime payments and contract labor increased employee-related expenses at the Communications Group by approximately $54 and $149 for third quarter and the first nine months of 1995, respectively, as compared with the same periods in 1994. Partially offsetting these increases was a reduction in the accrual for postretirement benefits, certain benefit cost true-ups, and lower travel and conference expenses.

Since December 1993, the Communications Group has separated 4,299 employees under the Restructuring Plan. (See "Restructuring Charges.") These separations have been partially offset by the addition of approximately 2,600 employees (a significant portion of which are temporary) primarily dedicated to improving customer service and developing new business opportunities. Benefits from the net work-force reductions at Communications Group have offset wage and salary increases.

The Company estimates that it will achieve employee reductions of 9,000 in connection with the Restructuring Plan by the end of 1997. (See "Restructuring Charges.") These employee reductions will be partially offset by the planned addition of some employees at the Communications Group by the end of 1997 to accommodate business growth, including wireless cable and data transmission services.

Employee-related expenses also increased due to the 1994 purchases of the Atlanta Systems and Thomson Directories, and growth initiatives in the multimedia content and services segment.

The 1994 purchases of the Atlanta Systems and Thomson Directories increased other operating expenses by $24 and $98 for third quarter and nine months ended 1995, respectively, as compared with the same periods in 1994. Additionally, expansion of the cellular customer base increased other operating expenses by $15 and $39 for third quarter and nine months ended 1995, respectively, as compared with the same periods in 1994.

Other operating expenses at Communications Group increased by $15 in third quarter 1995 compared with third quarter 1994. The increase is due to several items, including costs associated with the sales of customer premise equipment and wire installation projects. For the nine months ended September 30, 1995, other operating expenses decreased by $24, primarily due to the effect of the multiple toll carrier plans.

Increased depreciation and amortization expense was attributable to the effects of a higher depreciable asset base at the Communications Group and the purchase of the Atlanta Systems.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share amounts), continued

Equity losses increased by $12 and $45 in third quarter 1995 and the nine months ended September 30, 1995, respectively, as compared with 1994. The increases were primarily due to costs related to the expansion of the customer base at Mercury One-2-One ("One 2 One") in the nine months ended September 30, 1995, as compared with 1994.

Interest expense increased primarily as a result of increased debt at the Communications Group, the purchase of the Atlanta Systems, partially financed through the issuance of short-term debt, new international investments and a reclassification of debt from net investment in assets held for sale.

 Liquidity and Capital Resources

Operating Activities

Cash provided by operations decreased by $108 compared with the first nine months of 1994. Business growth was more than offset by the combined effects of an increase of $73 in postretirement benefit funding, an increase of $101 in Restructuring Plan expenditures and higher income tax payments, including approximately $60 related to the partial sale of the Company's joint venture interest in TeleWest.

Investing Activities

Investments in international ventures were $576 in the nine months ended September 30, 1995, as compared with $214 in 1994. Significant 1995 Media Group investing activities include equity investments in Malaysia to provide local wireline and wireless communications, the acquisition of cable television systems in the Netherlands and Czech Republic and additional capital contributions to One 2 One in the U.K.

In March 1995, PCS PrimeCo, L.P. ("PCS PrimeCo") was awarded PCS licenses in 11 markets. The Company's share of the cost of the licenses was approximately $268, all of which was funded by June 30, 1995. Under the PCS PrimeCo partnership agreement, the Company is required to fund 25 percent of PCS PrimeCo's operating and capital costs, including licensing costs. The Company anticipates that its total funding obligations to PCS PrimeCo during the next four years will be significant.

Cash provided to the net investment in assets held for sale of $108 for the nine months ended September 30, 1995, primarily reflects the payment of debt.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share amounts), continued

At September 30, 1995, the Company guaranteed debt associated with its international investments in the principal amount of approximately $165.

In the first nine months of 1995, U S WEST received cash proceeds of $162 from the sale of certain rural telephone exchanges as compared with proceeds of $51 in the same period last year.

Financing Activities

During the first nine months of 1995, debt increased by $846. Communications Group debt increased by $714, primarily related to increased expenditures (including capital related to service quality issues and implementation of the Restructuring Plan) and cash fundings for postretirement medical and life costs.

Media Group debt increased by $132 due to new international investments, cash funding of the PCS licenses and a reclassification of debt from net investment in assets held for sale. These increases were largely offset by reductions of debt related to the investment in TWE and the reduction of commercial paper by issuing Preferred Securities. The Company issued $600 of Trust Originated Preferred Securities (the "Preferred Securities") in third quarter 1995. U S WEST has fully and unconditionally guaranteed the payment of interest and redemption amounts to holders of the Preferred Securities. The Preferred Securities are redeemable in whole or in part by U S WEST at any time on or after September 11, 2000, at a redemption price of $25.00 per Preferred Security. As of September 30, 1995, 24,000,000 Preferred Securities were outstanding.

Excluding debt included in net investment in assets held for sale, the percentage of debt to total capital at September 30, 1995, was 51.1 percent compared with 51.8 percent at December 31, 1994. Including debt related to net investment in assets held for sale, the percentage of debt to total capital was 53.6 and 55.5 percent at September 30, 1995, and December 31, 1994, respectively. The percentage of debt to total capital has decreased at September 30, 1995 as compared with December 31, 1994 primarily as a result of issuing the Preferred Securities, which are included as a component of total capital.

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


Following is a schedule of the costs included in the Restructuring Plan:



                               Actual   Actual   Estimate   Estimate   Estimate
Dollars in millions               1993     1994       1995       1996       1997  Total
Cash expenditures:
  Employee separation (1)      $     -  $    19  $      76  $      99  $      66  $  260
  Systems development                -      127        161        112          -     400
  Real estate                        -       50         71          9          -     130
  Relocation                         -       21         23         31          5      80
  Retraining and other               -       16         27         15          7      65
Total cash expenditures              -      233        358        266         78     935
Asset write-down                    65        -          -          -          -      65
Total Plan                          65      233        358        266         78   1,000
Remaining 1991 plan employee
      costs (1)                      -       56          -          -          -      56
Total                          $    65  $   289  $     358  $     266  $      78  $1,056


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

The following estimates of employee separations and related amounts reflect the extension of employee reductions into 1997:





                      Estimate  Actual      Estimate  Estimate  Estimate
Employee separations      1994  (1994) (1)      1995      1996      1997  Total
  Managerial             1,061        497        612     1,090       521   2,720
  Occupational           1,887      1,683      1,638     2,310     1,649   7,280
  Total                  2,948      2,180      2,250     3,400     2,170  10,000









                             Estimate   Actual       Estimate   Estimate   Estimate
Employee separation amounts       1994   (1994) (1)       1995       1996       1997  Total
  Managerial                 $      25  $        5   $      22  $      43  $      20  $   90
  Occupational                      15          14          54         56         46     170
  Total                             40          19          76         99         66     260
  Remaining 1991 reserve            56          56           -          -          -      56
   Total                     $      96  $       75   $      76  $      99  $      66  $  316


 (1)   Includes the remaining employees and the separation amounts associated with the balance of the 1991 restructuring reserve at
        December 31, 1993.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share amounts), continued

Compared with the original estimates, employee reduction and separation amounts shown above have been reduced by 1,219 employees and $27, respectively, in 1995, and increased by 800 employees and $12 in 1996, and 2,170 employees and $66 in 1997, respectively.

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

Capacity Provisioning - for integrated planning of future network capacity, including the installation of software controllable service components.

The direct, incremental and nonrecurring costs of providing new systems and enhanced system functionality follow:





                       Estimate   Actual   Estimate   Estimate
                            1994     1994       1995       1996  Total
Service delivery       $      35  $    21  $      21  $      31  $   73
Service assurance             45       12         24         28      64
Capacity provisioning         17       57         92         30     179
All other                     28       37         24         23      84
Total                  $     125  $   127  $     161  $     112  $  400


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

Systems expenses charged to current operations at U S WEST Communications consist of costs associated with the information management function, including planning, developing, testing and maintaining data bases for general purpose computers, in addition to systems costs related to maintenance of telephone network applications. Other systems expenses are for administrative (i.e. general purpose) systems which include customer service, order entry, billing and collection, accounts payable, payroll, human resources and property records. Ongoing systems costs comprised approximately six percent of total operating expenses at U S WEST Communications in 1994, 1993 and 1992. U S WEST Communications expects systems costs charged to current operations as a percent of total operating expenses to approximate the current level throughout the life of the Restructuring Plan. However, systems costs could increase relative to other operating costs as the business becomes more technology dependent.

Progress Under the Restructuring Plan:

Following is a reconciliation of restructuring reserve activity since December 1993.





                                                          First      Change in
                                                          Nine       Relocation/
                         Reserve                          Months     Employee       Reserve
                         Balance         1994  Reserve         1995  Separation     Balance
                          12/31/93  Activity    12/31/94  Activity   Estimates       9/30/95
Employee separations
  Managerial             $      80  $       5  $      75  $      19  $          7   $     63
  Occupational                 150         14        136         48            23        111
Total separations              230         19        211         67            30        174
Systems Development
  Service delivery              73         21         52         13                       39
  Service assurance             64         12         52         16                       36
  Capacity provisioning        179         57        122         65                       57
  All other                     84         37         47         17                       30
 Total systems                 400        127        273        111                      162
Real estate                    130         50         80         58                       22
Relocation                     110         21         89         13           (30)        46
Retraining and other            65         16         49         18                       31
 Total                         935        233        702        267             -        435
Remaining 1991 Plan
    expenditures                56         56          -          -             -          -
Total                    $     991  $     289  $     702  $     267  $          -   $    435

 Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share amounts), continued





                                                          Cumulative
                                                          Separations
Employee separations  1994 Separations  1995 Separations  At September 30,1995
  Managerial                       497               581                 1,078
   Occupational                  1,683             1,538                 3,221
Total                            2,180             2,119                 4,299



Recapitalization Plan

On October 31, 1995, the shareholders of U S WEST, Inc., a Colorado corporation, voted to approve a proposal by the Board of Directors to reincorporate from Colorado to Delaware and create two classes of common stock, the Communications Stock and the Media Stock, which are intended to reflect separately the performance of the communications and multimedia
businesses.    For a more complete discussion on the Recapitalization Plan see
Note A in the Notes to the Consolidated Financial Statements.

 AirTouch Joint Venture

Effective November 1, 1995, AirTouch and the Company have entered into Phase I of their joint venture. In accordance with the closing agreement, during Phase I the Media Group Combined Financial Statements will continue to reflect the Company's existing ownership of the domestic cellular operations. The newly formed Wireless Management Company will provide centralized services to both companies on a contract basis. In Phase II, AirTouch and the Company will contribute their domestic cellular assets to the newly formed venture. This phase will occur within four years, upon obtaining interim regulatory relief, or earlier, at AirTouch's option.

TeleWest Merger

On October 2, 1995, TeleWest Communications' acquisition and share exchange with SBC CableComms (UK) became effective. U S WEST and Tele-Communications, Inc., the major shareholders, will each own 26.7 percent of the combined company. In fourth quarter 1995, the Media Group will recognize an after tax gain of approximately $100 in conjunction with the merger.

 Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share amounts), continued

Broadband

In 1993, U S WEST announced its intention to build an interactive multimedia telecommunications network (the "Broadband Network") capable of providing voice, data and video services to customers within the Communications Group Region. The Company began limited testing of the Broadband Network in Omaha, Nebraska in December 1994. A market trial in the Omaha area that will cover up to 50,000 homes commenced in August 1995.

In early 1994, U S WEST Communications filed applications with the FCC to install Broadband Network architecture in Denver; Minneapolis-St. Paul; Salt Lake City; Boise; and Portland, Oregon (collectively, the "Broadband Applications"). In May 1995, U S WEST Communications withdrew the Broadband Applications. The Communications Group is evaluating the relative costs of alternative video technologies, as well as the near-term feasibility of interactive services. In order to satisfy anticipated demand for combined video and telephony services on a cost-effective basis, the Communications Group's strategy may include selective investments in wireless cable technologies.

Regulatory

On October 11, 1995, the U.S. Justice Department recommended that U S WEST be allowed to offer long-distance telephone service outside its 14-state region. The agreement, among U S WEST, the Justice Department and AT&T, must be approved by U. S. District Court Judge Harold Greene, who oversees the consent decree that broke up AT&T in 1984, and barred the Regional Holding Companies from a number of businesses, including interLATA long distance.

If approved by Judge Greene, U S WEST will be able to offer long-distance service outside U S WEST's local service territory. Such an approval would mean that U S WEST would be the first Regional Holding Company allowed to offer interLATA long-distance service outside its region.

Union Contract

On October 2, 1995, U S WEST union members approved a new three-year contract with the Company. The contract provides for salary increases of 10.6 percent over three years effective January 1 of each year. The contract also provides employees with a lump sum payment of $1,500 in lieu of wage increases beginning in August of each year. This lump sum payment will be recognized over the life of the contract. The agreement covers 33,000 Communications Workers of America members who work for U S WEST Communications and U S WEST Business Resources.

 Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share amounts), continued

On October 15, 1995, U S WEST Direct and the CWA reached a tentative agreement on their contract, subject to ratification by the CWA membership. This contract would provide for salary increases of 10.5 percent over three years and provides employees with a lump sum payment of $850.

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

On September 22, 1995, the Company filed a lawsuit in Delaware Chancery Court to prevent the proposed merger of Time Warner and Turner Broadcasting. The Time Warner Entertainment partnership is, among other things, in competition with Turner Broadcasting, and the Company believes that ownership of Turner by Time Warner would constitute breach of contract and fiduciary duties by Time Warner. Time Warner filed a countersuit against the Company on October 11, 1995, alleging misrepresentation, breach of contract and other misconduct on the part of the Company. Time Warner's countersuit seeks a reformation of the Time Warner Entertainment partnership agreement, an order that enjoins U S WEST from breaching the partnership agreement, and unspecified compensatory damages. U S WEST has denied each of the claims in Time Warner's countersuit.
 A trial date of March 16,1996 has been set.

     57

Form 10-Q - Part I

COMBINED STATEMENTS OF INCOME
(Unaudited)                                U S WEST COMMUNICATIONS GROUP





                                                             3 Mos.       3 Mos.      9 Mos.       9 Mos.
                                                         Ended        Ended       Ended        Ended
Dollars in millions                                      Sept. 30,    Sept. 30,   Sept. 30,    Sept. 30,
 (except per share amounts)                                    1995         1994        1995         1994
Operating Revenues:
   Local service                                         $    1,105   $    1,034  $    3,231   $    3,035
   Interstate access                                            594          573       1,774        1,691
   Intrastate access                                            186          188         558          541
   Long-distance network                                        298          323         891        1,019
   Other services                                               206          198         591          564
Total operating revenues                                      2,389        2,316       7,045        6,850

Operating Expenses:
   Employee-related expenses                                    835          828       2,479        2,411
   Other operating expenses                                     404          389       1,099        1,123
   Taxes other than income taxes                                 95          102         306          301
   Depreciation and amortization                                513          476       1,514        1,420
Total operating expenses                                      1,847        1,795       5,398        5,255

Income from operations                                          542          521       1,647        1,595
Interest expense                                                108           94         315          277
Gains on sales of rural telephone exchanges                      34            -         112           48
Other expense - net                                              14            5          30           21
Income before income taxes and
    extraordinary item                                          454          422       1,414        1,345
Provision for income taxes                                      162          155         514          494
Income before extraordinary item                                292          267         900          851
Extraordinary item:
  Early extinguishment of debt, net of tax                       (5)           -          (5)           -
 NET INCOME                                              $      287   $      267  $      895   $      851

Pro form earnings per share:
  Income before extraordinary item                       $     0.62   $     0.59  $     1.91   $     1.89
  Extraordinary item                                          (0.01)           -       (0.01)
Pro forma earnings per share                             $     0.61   $     0.59  $     1.90   $     1.89

PRO FORMA AVERAGE COMMON SHARES OUTSTANDING (thousands)
                                                            471,229      454,997     470,076      451,037


See Notes to Combined Financial Statements.

Form 10-Q - Part I

COMBINED BALANCE SHEETS
(Unaudited)                          U S WEST COMMUNICATIONS GROUP





                                      September 30,   December 31,
Dollars in millions                             1995           1994

ASSETS
Current assets:
     Cash and cash equivalents        $           81  $         116
     Accounts and notes receivable             1,699          1,500
     Inventories and supplies                    222            166
     Deferred tax asset                          294            300
     Other                                        44             56
Total current assets                           2,340          2,138

Gross property, plant and equipment           30,675         29,578
 Accumulated depreciation                     17,395         16,537
 Property, plant and equipment - net          13,280         13,041
Other assets                                     803            765
Total assets                          $       16,423  $      15,944


See Notes to Combined Financial Statements.

Form 10-Q - Part I

COMBINED BALANCE SHEETS
(Unaudited), Continued          U S WEST COMMUNICATIONS GROUP





                                                 September 30,   December 31,
Dollars in millions                                        1995           1994

LIABILITIES AND EQUITY
Current liabilities:
     Short-term debt                             $        2,092  $       1,608
     Accounts payable                                       785            888
     Employee compensation                                  350            313
     Dividends payable                                      252            250
     Current portion of restructuring charges               342            318
     Other                                                  879            831
Total current liabilities                                 4,700          4,208

Long-term debt                                            4,746          4,516
Postretirement and other postemployment benefit
    obligations                                           2,287          2,427
Deferred taxes, credits and other                         1,418          1,614
Communications Group equity                               3,272          3,179
Total liabilities and equity                     $       16,423  $      15,944


See Notes to Combined Financial Statements.

 Form 10-Q - Part I


COMBINED STATEMENTS OF
CASH FLOWS (Unaudited)     U S WEST COMMUNICATIONS GROUP





Dollars in millions
Nine Months Ended September 30,                          1995      1994
OPERATING ACTIVITIES
   Net income                                         $   895   $   851
   Adjustments to net income:
      Depreciation and amortization                     1,514     1,420
      Postretirement medical and life costs, net of
           cash fundings                                 (156)     (208)
      Gains on sales of rural telephone exchanges        (112)      (48)
      Deferred income taxes and amortization
         of investment tax credits                        121       142
   Changes in operating assets and liabilities:
      Restructuring payments                             (254)     (160)
      Accounts and notes receivable                      (204)     (125)
      Inventories, supplies and other                     (63)      (61)
      Accounts payable and accrued liabilities            (33)      (30)
   Other adjustments - net                                (10)      (20)
   Cash provided by operating activities                1,698     1,761
INVESTING ACTIVITIES
   Expenditures for property, plant and equipment      (1,703)   (1,746)
   Proceeds from disposals of property, plant
      and equipment                                       161        49
    Cash (used for) investing activities               (1,542)   (1,697)
FINANCING ACTIVITIES
   Net proceeds from issuance of short-term debt          365       332
   Proceeds from issuance of long-term debt               499       315
   Repayments of long-term debt                          (256)     (271)
   Dividends paid on common stock                        (694)     (663)
   Proceeds from issuance of common stock                   -       211
   Equity transfer to Media Group                        (105)        -
   Cash provided by financing activities                 (191)      (76)
CASH AND CASH EQUIVALENTS
   Increase (decrease)                                    (35)      (12)
   Beginning balance                                      116        56
   Ending balance                                     $    81   $    44


See Notes to Combined Financial Statements

 Form 10-Q - Part I

                    NOTES TO COMBINED FINANCIAL STATEMENTS
                            (Dollars in millions)
                                 (Unaudited)

A.  Recapitalization Plan

On October 31, 1995, the shareholders of U S WEST, Inc., a Colorado corporation ("U S WEST Colorado") voted to approve a proposal (the "Recapitalization Plan") adopted by the Board of Directors to reincorporate from Colorado to Delaware and create two classes of common stock that are intended to reflect separately the performance of the communications and multimedia businesses. Under the Recapitalization Plan, shareholders approved an Agreement and Plan of Merger between U S WEST Colorado and U S WEST, Inc., a Delaware corporation (" U S WEST" or "Company"), pursuant to which U S WEST continues as the surviving corporation. In connection with the merger, the Certificate of Incorporation of U S WEST has been amended and restated to, among other things, designate two classes of common stock of U S WEST, one class of which is authorized as U S WEST Communications Group Common Stock ("Communications Stock"), and the other class is authorized as U S WEST Media Group Common Stock ("Media Stock"). Effective November 1, 1995, each share of common stock of U S WEST Colorado was converted into one share of Communications Stock and one share of Media Stock.

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

The Communications Group is comprised of U S WEST Communications, U S WEST Communications Services, Inc., U S WEST Communications Federal Services, Inc., U S WEST Advanced Technologies, Inc. and U S WEST Business Resources, Inc. U S WEST Communications comprised approximately 98 percent of the revenues and assets of the Communications Group in 1994.

The Media Group is comprised of U S WEST Marketing Resources Group, Inc., a publisher of White and Yellow Pages telephone directories, and provider of multimedia content and services, U S WEST NewVector Group, Inc., which provides communications and information products and services over wireless networks, U S WEST Multimedia Communications, Inc., which owns domestic cable television operations and investments and, U S WEST International Holdings, Inc., which primarily owns investments in international cable and telecommunications, wireless communications and directory publishing operations.

 Form 10-Q - Part I

                            (Dollars in millions)
                                 (Unaudited)

Dividends to be paid to the holders of Communications Stock will initially be $0.535 per share per quarter. Dividends on the Communications Stock will be paid at the discretion of the Board of Directors of U S WEST, based primarily upon the financial condition, results of operations and business requirements of the Communications Group and the Company as a whole. With regard to the Media Stock, the Board of Directors of U S WEST currently intends to retain future earnings, if any, for the development of the Media Group's businesses and does not anticipate paying dividends on the Media Stock in the foreseeable future.

 B. Summary of Significant Accounting Policies

Combined Financial Statements

The Combined Financial Statements of the Groups comprise all of the accounts included in the corresponding Consolidated Financial Statements of the Company. Investments in less than majority-owned ventures are generally accounted for using the equity method. The separate Group Combined Financial Statements give effect to the accounting policies that are applicable upon implementation of the Recapitalization Plan. The separate Group Combined Financial Statements have been prepared on a basis that management believes to be reasonable and appropriate and include: (i) the combined historical balance sheets, results of operations and cash flows of the businesses that comprise each of the Groups, with all significant intragroup amounts and transactions eliminated; (ii) in the case of the Communications Group Combined Financial Statements, certain corporate assets and liabilities of U S WEST and related transactions identified with the Communications Group; (iii) in the case of the Media Group Combined Financial Statements, all other corporate assets and liabilities and related transactions of U S WEST; and (iv) an allocated portion of the corporate expense of U S WEST. Transactions between the Communications Group and the Media Group have not been eliminated.

Form 10-Q - Part I

                            (Dollars in millions)
                                 (Unaudited)

Notwithstanding the allocation of assets and liabilities (including contingent liabilities) and stockholders' equity between the Communications Group and the Media Group for the purpose of preparing the respective financial statements of such Group, holders of Communications Stock and Media Stock are subject to risks associated with an investment in a single company and all of the Company's businesses, assets and liabilities. Such allocation of assets and liabilities and change in the equity structure of the Company does not result in a distribution or spin-off to shareholders of any assets or liabilities of the Company or any of its subsidiaries or otherwise affect responsibility for the liabilities of the Company or such subsidiaries. As a result, the rights of the holders of the Company's or any of its subsidiaries' debt are not affected. Financial effects arising from either Group that affect the Company's results of operations or financial condition could, if significant, affect the results of operations or financial position of the other Group or the market price of the class of common stock relating to the other Group. Any net losses of the Communications Group or the Media Group, and dividends or distributions on, or repurchases of Communications Stock, Media Stock or Preferred Stock, will reduce the funds of the Company legally available for payment of dividends on both the Communications Stock and Media Stock. Accordingly, the Communications Group Combined Financial Statements should be read in conjunction with the Company's Consolidated Financial Statements and the Media Group Combined Financial Statements.

The Combined Financial Statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally accompanying financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of the Company's management, the Combined Financial Statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial information set forth therein. It is suggested that these Combined Financial Statements be read in conjunction with the financial statements and notes thereto included in the Company's proxy statement mailed to all shareholders on September 5, 1995.

Certain reclassifications within the Combined Financial Statements have been made to conform to the current year presentation.

 Form 10-Q - Part I

                            (Dollars in millions)
                                 (Unaudited)

C.     Contingencies

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

 D.     Debt

During third quarter 1995, U S WEST Communications refinanced $410 of commercial paper to take advantage of favorable long-term interest rates. In addition to the commercial paper, U S WEST Communications refinanced $90 of long-term debt. Expenses associated with the refinancing of long-term debt resulted in an extraordinary charge to income of $5, net of an income tax benefit of $3.

Subsequent to third quarter 1995, U S WEST Communications refinanced $750 of commercial paper.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share amounts)

Results of Operations

Comparative details of income before extraordinary item for three and nine months ended September 30 follow:





                                         3 Mos.      3 Mos.               9 Mos.      9 Mos.
                                     Ended       Ended                Ended       Ended
                                     Sept. 30,   Sept. 30,   Percent  Sept. 30,   Sept. 30,   Percent
Dollars in millions                        1995        1994  Change         1995        1994  Change
Income before extraordinary item     $      292  $      267      9.4  $      900  $      851      5.8
Pro forma earnings per share before
     extraordinary item              $     0.62  $     0.59      5.1  $     1.91  $     1.89      1.1


The Communications Group's third quarter 1995 income before extraordinary item was $276, an increase of $9, or 3.4 percent, over third quarter 1994, excluding a gain of $21 on the sale of rural telephone exchanges and expenses of $5 associated with the Recapitalization Plan, both in third quarter 1995.

Increased income at the Communications Group is attributable to higher demand for services, access line growth and lower employee benefit costs, including the effects of certain benefit cost true-ups. Partially offsetting these items was an increase in operating costs incurred to address current customer service issues, increased depreciation expense and higher interest expense.

Third quarter 1995 pro forma earnings per share before extraordinary item ("earnings per share") were $0.59, unchanged from the prior year, excluding the effects of the gain on sale of rural telephone exchanges ($0.04 per share) and expenses associated with the Recapitalization Plan ($0.01 per share). Earnings per share in 1995 reflect approximately 16 million additional average shares outstanding, of which 12.8 million were issued in connection with the December 1994 purchase by the Media Group of cable television properties in the Atlanta, Georgia area.

For the nine months ended September 30, 1995, income before extraordinary item was $835, an increase of $15, or 1.8 percent, excluding gains on the sales of rural telephone exchanges of $70 ($0.14 per share) and $31 ($0.07 per share) in 1995 and 1994, respectively, and expenses of $5 ($0.01 per share) associated with the Recapitalization Plan in 1995. Earnings per share for the nine months ended September 30, 1995, excluding one time items, were $1.78, compared with $1.82 in the same period in 1994.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share amounts), continued

Increased demand for the Communications Group's services resulted in growth in earnings before interest, taxes, depreciation, amortization and other ("EBITDA") of 5.8 and 4.8 percent for third quarter and nine months ended September 30, 1995, respectively, as compared with the same periods in 1994. The Communications Group believes EBITDA is an important indicator of the operational strength of its businesses. EBITDA, however, should not be considered as an alternative to operating or net income as an indicator of the performance or as an alternative to cash flows from operating activities as a measure of liquidity, in each case determined in accordance with GAAP.

Sales and Other Revenues

An analysis of changes in the Communications Group's revenues follows:





Dollars in millions                               Lower                        Incr.      Inc.
                                       Price      (Higher)                       (Decr.)   (Decr.)
                         1995    1994  Changes    Refunds   Demand    Other    Dollars    Percent
Local service
   Third quarter       $1,105  $1,034  $      5       ($7)  $    73   $    -   $     71       6.9
   Nine months          3,231   3,035         9        (7)      194        -        196       6.5
Interstate access
   Third quarter          594     573        (9)       (5)       36       (1)        21       3.7
   Nine months          1,774   1,691       (27)      (15)      126       (1)        83       4.9
Intrastate access
   Third quarter          186     188       (12)        4         6        -         (2)     (1.1)
   Nine months            558     541       (24)        7        26        8         17       3.1
Long-distance network
   Third quarter          298     323        (5)        -       (14)      (6)       (25)     (7.7)
   Nine months            891   1,019       (20)        -       (42)     (66)      (128)    (12.6)
Other services
   Third quarter          206     198                                      8          8       4.0
   Nine months            591     564                                     27         27       4.8
Total
   Third quarter        2,389   2,316       (21)       (8)      101        1         73       3.2
   Nine months         $7,045  $6,850      ($62)     ($15)  $   304     ($32)  $    195       2.8


Local service revenues increased principally as a result of higher demand for services, as evidenced by an increase of 495,000 access lines, or 3.5 percent, during the last 12 months. Access line growth was 4.2 percent as adjusted for sales of approximately 103,000 rural telephone access lines during the last 12 months.

Higher  revenues  from  interstate  access services resulted from increases of
10.0 and 9.4 percent in interstate billed access minutes of use for the three and nine months ended September 30, 1995, respectively, as compared with the same periods in 1994. The increased volume of business more than offset the effects of price reductions and refunds.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share amounts), continued

Intrastate access revenues decreased for the three months ended September 30, 1995, compared with the same period in 1994, primarily due to the effects of price reductions, partially offset by higher demand. Intrastate access revenues increased for the nine months ended September 30, 1995, compared with 1994, primarily due to the impacts of multiple toll carrier plans.

Multiple toll carrier plans ("MTCP") implemented in Oregon and Washington in May and July 1994, respectively, allow independent telephone companies to act as toll carriers. The impact on the Communications Group for the nine months ended September 30, 1995, was long-distance revenue losses of $62, partially offset by increases in intrastate access revenue of $12 and decreases in other operating expenses (i.e. access expense) of $42. These regulatory arrangements did not impact third quarter results.

Long-distance network revenues decreased by 7.7 and 12.6 percent for the three months and nine months ended September 30, 1995, respectively, compared with the same periods in 1994, primarily due to the effects of competition and price reductions. Adjusted for the effects of MTCP, long-distance network revenues decreased by 6.5 percent for the nine months ended September 30, 1995, compared with the same period last year.

Revenues from other services increased primarily as a result of continued market penetration in voice messaging services, increases in inside wire services, sales of customer premise equipment and wire installation projects, partially offset by decreases in billing and collection revenues.

Costs and Expenses





                                   3 Mos.      3 Mos.                9 Mos.      9 Mos.
                               Ended       Ended                 Ended       Ended
                               Sept. 30,   Sept. 30,   Percent   Sept. 30,   Sept. 30,   Percent
                                     1995        1994  Change          1995        1994  Change
Employee-related expenses      $      835  $      828      0.8   $    2,479  $    2,411      2.8
Other operating expenses              404         389      3.9        1,099       1,123     (2.1)
Taxes other than income taxes          95         102     (6.9)         306         301      1.7
Depreciation and amortization         513         476      7.8        1,514       1,420      6.6
Interest expense                      108          94     14.9          315         277     13.7
Other expense-net                      14           5        -           30          21     42.9


Higher employee-related expenses are primarily the result of initiatives to improve customer service and address business growth. Customer service has been impacted by temporary declines in productivity partly caused by restructuring efforts. Higher levels of employee-related expenses are expected to continue through the remainder of the year. Overtime payments and contract labor increased employee-related expenses by approximately $54 and $149 for third quarter and the first nine months of 1995, respectively, as compared with the same periods in 1994. Partially offsetting these increases was a reduction in the accrual for postretirement benefits, certain benefit cost true-ups and lower travel and conference expenses.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share amounts), continued

Since December 1993, the Communications Group has separated 4,299 employees under the Restructuring Plan. ("See "Restructuring Charges.") These separations have been partially offset by the addition of approximately 2,600 employees (a significant portion of which are temporary) primarily dedicated to improving customer service and also developing new business opportunities. Benefits from the net work-force reductions have offset wage and salary increases.

The Communications Group estimates that it will achieve employee reductions of 9,000 in connection with the Restructuring Plan by the end of 1997. (See "Restructuring Charges.") These employee reductions will be partially offset by the planned addition of some employees by the end of 1997 to accommodate business growth, including wireless cable and data transmission services.

The increase in other operating expenses during third quarter 1995 is due to several items, including costs associated with the sales of customer premise equipment and wire installation projects. For the nine months ended September 30, 1995, other operating expenses decreased primarily due to the effect of the multiple toll carrier plans.

Increased depreciation and amortization expense was attributable to the effects of a higher depreciable asset base. Interest expense increased primarily as a result of an increased use of debt financing.

Liquidity and Capital Resources

Cash provided by operations decreased by $63 compared with the first nine months of 1994. Business growth was more than offset by the effects of increased expenditures related to implementation of the Restructuring Plan.

U S WEST, Inc. ("U S WEST" or "Company") from time to time engages in discussions regarding acquisitions. The Company may fund such acquisitions with internally generated funds, debt or equity. The incurrence of indebtedness to fund such acquisitions and/or the assumption of indebtedness in connection with acquisitions, if significant, could result in a downgrading of the credit rating of the Company and/or U S WEST Communications.

In the first nine months of 1995, Communications Group received cash proceeds of $162 from the sale of certain rural telephone exchanges as compared with proceeds of $51 in the same period last year.

 Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share amounts), continued

During the first nine months of 1995, debt increased by $714 and the percentage of debt to total capital increased from 65.8 percent at December 31, 1994, to 67.6 percent at September 30, 1995. The increase in debt and the percentage of debt to total capital was primarily related to increased expenditures (including capital related to service quality issues and implementation of the Restructuring Plan) and cash fundings for postretirement medical and life costs.

During the first nine months of 1995, the Communications Group made cash equity infusions of $105 to the Media Group. As of November 1, 1995, the effective date of the Recapitalization Plan, the Company does not intend to transfer funds between the Groups, except for certain short-term, ordinary course advances of funds associated with the Company's centralized cash management. Such short-term transfers of funds will be accounted for as short-term loans between the Groups bearing interest at the market rate at which management determines the borrowing Group could obtain funds on a short-term basis. If the Board of Directors of U S WEST (the "Board"), in its sole discretion, determines that a transfer of funds between the Groups should be accounted for as a long-term loan, the Board would establish the terms on which such loan would be made, including the interest rate, amortization schedule, maturity and redemption terms. Such terms would generally reflect the then prevailing terms upon which management determines such Group could borrow funds on a similar basis. The financial statements of the borrowing Group will be charged with the amount of any such loan, as well as with periodic interest accruing thereon. The Board may determine that a transfer of funds from the Communications Group to the Media Group should be accounted for as an equity contribution, in which case an Inter-Group Interest (determined by the Board based on the then current Market Value of shares of Media Stock) will either be created or increased, as applicable. Similarly, if an Inter-Group Interest exists, the Board may determine that a transfer of funds from the Media Group to the Communications Group should be accounted for as a reduction in the Inter-Group Interest.

 Restructuring

The Communications Group's 1993 results reflected an $880 restructuring charge (pretax). The related restructuring plan (the "Restructuring Plan") is designed to provide faster, more responsive customer services while reducing the costs of providing these services. As part of the Restructuring Plan new systems and enhanced system functionality are being developed that will enable it to monitor networks to reduce the risk of service interruptions, activate telephone service on demand, rapidly design and engineer new services for customers and centralize its service centers. The Communications Group is consolidating its 560 customer service centers into 26 centers in 10 cities and reducing its total work force by approximately 9,000 employees.

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

Following is a schedule of the costs included in the Restructuring Plan:





                               Actual   Estimate   Estimate   Estimate
                                  1994       1995       1996       1997  Total
Cash expenditures:
  Employee separation (1)      $    19  $      75  $      96  $      65  $  255
  Systems development              118        145         97          -     360
  Real estate                       50         71          9          -     130
  Relocation                        21         23         31          -      75
  Retraining and other               8         27         15         10      60
Total cash expenditures            216        341        248         75     880
Remaining 1991 plan employee        56          -          -          -      56
     costs (1)
Total                          $   272  $     341  $     248  $      75  $  936


(1) Employee separation costs, including the balance of the 1991 restructuring reserve at December 31, 1993, aggregate $311.



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

The Communications Group estimates that full implementation of the Restructuring Plan will reduce employee-related expenses by approximately $400 per year. These savings are expected to be offset by the effects of inflation. Future operating costs also will be impacted by business growth.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share amounts), continued

Employee Separation. Net employee reductions will total 9,000 under the Restructuring Plan. While the Communications Group will separate 10,000 employees, approximately 1,000 employees that were originally expected to relocate have chosen separation or other job assignments and will be replaced.
 The estimated total cost for employee separations is $311, compared with $281 in the original estimate. The $30 cost associated with these additional employee separations has been reclassified from relocation to the reserve for employee separations.

The following estimates of employee separations and related amounts reflect the extension of employee reductions into 1997:





                      Estimate  Actual    Estimate  Estimate  Estimate
                          1994  1994 (1)      1995      1996      1997  Total
Employee separations


  Managerial             1,061      497        612     1,090       521   2,720
  Occupational           1,887    1,683      1,638     2,310     1,649   7,280
  Total                  2,948    2,180      2,250     3,400     2,170  10,000






                             Estimate   Actual      Estimate   Estimate   Estimate
                                  1994   1994 (1)`       1995       1996       1997  Total
Employee separation amounts
  Managerial                 $      22  $        5  $      21  $      40  $      19  $   85
  Occupational                      15          14         54         56         46     170
  Total                             37          19         75         96         65     255
   Remaining 1991 reserve           56          56          -          -          -      56
  Total                      $      93  $       75  $      75  $      96  $      65  $  311

<F1>
(1)   Includes the remaining employees and the separation amounts associated with the balance of the 1991 restructuring reserve at
December 31, 1993


Compared with the original estimates, employee reductions and separation amounts shown above have been reduced by 1,219 and $27 in 1995, and increased by 800 and $10 in 1996, and 2,170 and $65 in 1997.

Systems Development. The existing information management systems were largely developed to support a monopoly environment. These systems have become increasingly inadequate due to the effects of increased competition, new forms of regulation and changing technology that have driven consumer demand for new services that can be delivered quickly, reliably and economically. The Communications Group believes that improved customer service, delivered at lower cost, can be achieved by a combination of new systems and introducing new functionality to existing systems. This is a change from the initial strategy which placed more emphasis on the development of new systems. The Restructuring Plan is now less dependent on development of entirely new, untested systems and related technology.

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

Capacity Provisioning - for integrated planning of future network capacity, including the installation of software controllable service components.

The direct, incremental and nonrecurring costs of providing new systems and enhanced system functionality follow:







                       Estimate   Actual   Estimate   Estimate
                            1994     1994       1995       1996  Total
Service delivery       $      35  $    21  $      21  $      31  $   73
Service assurance             45       12         24         28      64
Capacity provisioning         17       57         92         30     179
All other                      8       28          8          8      44
Total                  $     105  $   118  $     145  $      97  $  360



The Communications Group continues to review its estimates of systems expenditures under the Restructuring Plan. Material revisions in total estimated expenditures are not anticipated. However, should expenditures exceed the remaining reserve, additional amounts would be expensed as incurred.

Systems expenses charged to current operations consist of costs associated with the information management function, including planning, developing, testing and maintaining data bases for general purpose computers, in addition to systems costs related to maintenance of telephone network applications. Other systems expenses are for administrative (i.e. general purpose) systems which include customer service, order entry, billing and collection, accounts payable, payroll, human resources and property records. Ongoing systems costs comprised approximately six percent of total operating expenses in 1994, 1993 and 1992. The Communications Group expects systems costs charged to current operations as a percent of total operating expenses to approximate the current level throughout the life of the Restructuring Plan. However, systems costs could increase relative to other operating costs as the business becomes more technology dependent.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share amounts), continued

Progress Under the Restructuring Plan:

Following is a reconciliation of restructuring reserve activity since December 1993.





                                                                       Change in
                                                          First Nine   Relocation
                                               Reserve    Months       Employee      Reserve
                         Reserve         1994  Balance           1995  Separation    Balance
                          12/31/93  Activity    12/31/94  Activity     Estimates      9/30/95
Employee separations
  Managerial             $      75  $       5  $      70  $        19  $         7   $     58
  Occupational                 150         14        136           48           23        111
Total separations              225         19        206           67           30        169
Systems Development
  Service delivery              73         21         52           13                      39
  Service assurance             64         12         52           16                      36
  Capacity provisioning        179         57        122           65                      57
   All other                    44         28         16            3                      13
Total systems                  360        118        242           97                     145
Real estate                    130         50         80           58                      22
Relocation                     105         21         84           13          (30)        41
Retraining and other            60          8         52           18                      34
Total                          880        216        664          253                     411
Remaining 1991 Plan
    expenditures                56         56          -            -            -          -
 Total                   $     936  $     272  $     664  $       253  $         -   $    411









                                                           Cumulative
                                        First Nine Months  Separations
                      1994 Separations   1995 Separations  At September 30,1995
Employee separations
  Managerial                       497                581                 1,078
  Occupational                   1,683              1,538                 3,221
Total                            2,180              2,119                 4,299



Recapitalization Plan

On October 31, 1995, the shareholders of U S WEST, Inc., a Colorado corporation, voted to approve a proposal by the Board of Directors to reincorporate from Colorado to Delaware and create two classes of common stock, the Communications Stock and the Media Stock, which are intended to reflect separately the performance of the communications and multimedia
businesses.    For a more complete discussion on the Recapitalization Plan see
Note A in the Notes to the Combined Financial Statements.

 Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share amounts), continued

Broadband

In 1993, the Communications Group announced its intention to build an interactive multimedia telecommunications network (the "Broadband Network") capable of providing voice, data and video services to customers within its region. Limited testing of the Broadband Network began in Omaha, Nebraska in December 1994. A market trial in the Omaha area that will cover up to 50,000 homes commenced in August 1995.

In early 1994, U S WEST Communications filed applications with the FCC to install Broadband Network architecture in Denver; Minneapolis-St. Paul; Salt Lake City; Boise; and Portland, Oregon (collectively, the "Broadband Applications"). In May 1995, U S WEST Communications withdrew the Broadband Applications. The Communications Group is evaluating the relative costs of alternative video technologies, as well as the near-term feasibility of interactive services. In order to satisfy anticipated demand for combined video and telephony services on a cost-effective basis, the Communications Group's strategy may include selective investments in wireless cable technologies.

Regulatory

On October 11, 1995, the U.S. Justice Department recommended that U S WEST be allowed to offer long-distance telephone service outside its 14-state region. The agreement, among U S WEST, the Justice Department and AT&T, must be approved by U. S. District Court Judge Harold Greene, who oversees the consent decree that broke up AT&T in 1984, and barred the Regional Holding Companies from a number of businesses, including interLATA long distance.

If approved by Judge Greene, U S WEST will be able to offer long-distance service outside U S WEST's local service territory. Such an approval would mean that U S WEST would be the first Regional Holding Company allowed to offer interLATA long-distance service outside its region.

Union Contract

On October 2, 1995, U S WEST union members approved a new three-year contract with the Company. The contract provides for salary increases of 10.6 percent over three years effective January 1 of each year. The contract also provides employees with a lump sum payment of $1,500 in lieu of wage increases becoming effective in August each year. This lump sum payment will be recognized over the life of the contract. The agreement covers 33,000 Communications Workers of America members who work for U S WEST Communications and U S WEST Business Resources.

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


     85

Form 10-Q - Part I

COMBINED STATEMENTS OF INCOME
(Unaudited)                                            U S WEST MEDIA GROUP





                                                        3 Mos.       3 Mos.      9 Mos.       9 Mos.
                                                    Ended        Ended       Ended        Ended
                                                    Sept. 30,    Sept. 30,   Sept. 30,    Sept. 30,
Dollars in millions (except per share amounts)            1995         1994        1995         1994

Sales and other revenues                            $      604   $      482  $    1,725   $    1,359

Cost of sales and other revenues                           193          161         539          433
Selling, general and administrative                        204          162         634          498
Depreciation and amortization                               60           33         181           99
Interest expense                                            29           10          89           46
Equity losses in unconsolidated ventures                    38           26         128           83
Gain on sale of paging assets                                -            -           -           68
Guaranteed minority interest expense                         2            -           2            -
Other income - net                                           6            2          24           32

Income before income taxes and extraordinary item
                                                            84           92         176          300
Provision for income taxes                                  51           41         103          134

Income before extraordinary item                            33           51          73          166

Extraordinary item:
  Early extinguishment of debt, net of tax                  (4)           -          (4)           -

NET INCOME                                                  29           51          69          166

Preferred dividends                                          1            -           3            -

Earnings available after preferred stock dividend
                                                    $       28   $       51  $       66   $      166

Pro forma earnings per common share:
  Income available for common stock before
    extraordinary item                              $     0.07   $     0.11  $     0.15   $     0.37
  Extraordinary item                                    ( 0.01)           -      ( 0.01)           -
PRO FORMA EARNINGS PER COMMON
SHARE                                               $     0.06   $     0.11  $     0.14   $     0.37

 PRO FORMA AVERAGE COMMON
SHARES OUTSTANDING (thousands)                         471,229      454,997     470,076      451,037


See Notes to Combined Financial Statements.

Form 10-Q - Part I

COMBINED BALANCE SHEETS
(Unaudited)                               U S WEST MEDIA GROUP





                                           September 30,   Decmeber 31,
Dollars in millions                                  1995           1994

ASSETS
Current assets:
     Cash and cash equivalents             $           27  $          93
     Accounts and notes receivable                    250            212
     Deferred directory costs                         246            234
     Receivable from Communications Group              89            109
     Other                                             91            108
Total current assets                                  703            756

Gross property, plant and equipment                 1,603          1,436
Accumulated depreciation                              541            480

Property, plant and equipment - net                 1,062            956

Investment in Time Warner Entertainment             2,501          2,522
Intangible assets - net                             1,824          1,858
Investment in international ventures                1,361            881
Net investment in assets held for sale                418            302
Other assets                                          581            119

 Total assets                              $        8,450  $       7,394


See Notes to Combined Financial Statements.

Form 10-Q - Part I

COMBINED BALANCE SHEETS
(Unaudited), Continued              U S WEST MEDIA GROUP





                                                          September 30,    December 31,
Dollars in millions                                                 1995            1994

LIABILITIES AND EQUITY

Current liabilities:
     Short-term debt                                      $        1,548   $       1,229
     Accounts payable                                                169             170
     Income taxes payable                                            202              86
     Deferred revenue and customer deposits                           96              76
      Other                                                          327             372
Total current liabilities                                          2,342           1,933

Long-term debt                                                       398             585
Deferred taxes, credits and other                                    567             622

Company-obligated mandatorily redeemable preferred
   securities of subsidiary trust holding solely Company
   guaranteed debentures                                             600               -
Preferred stock subject to mandatory redemption                       51              51

Media Group equity                                                 4,649           4,390
Company LESOP guarantee                                             (157)           (187)

Total equity                                                       4,492           4,203

Total liabilities and equity                              $        8,450   $       7,394


See Notes to Combined Financial Statements.

Form 10-Q - Part I

COMBINED STATEMENTS OF CASH FLOWS
(Unaudited)                         U S WEST MEDIA GROUP





Dollars in millions
Nine Months Ended September 30,                             1995    1994

OPERATING ACTIVITIES
   Net income                                            $    69   $ 166
   Adjustments to net income:
      Depreciation and amortization                          181      99
      Gain on sale of paging assets                            -     (68)
      Equity losses in unconsolidated ventures               128      83
      Deferred income taxes and amortization
         of investment tax credits                           (28)     50
   Changes in operating assets and liabilities:
      Accounts and notes receivable                          (15)    (48)
      Deferred directory costs, prepaid and other            (18)    (58)
      Accounts payable and accrued liabilities               107     131
   Other adjustments - net                                    40      26
    Cash provided by operating activities                    464     381
INVESTING ACTIVITIES
   Expenditures for property, plant and equipment           (240)   (199)
   Investment in international ventures                     (576)   (214)
   Cash (to) net investment in assets held for sale         (108)      -
   Proceeds from sale of paging assets                         -     143
   Other - net                                              (269)    (97)
   Cash (used for) investing activities                   (1,193)   (367)
FINANCING ACTIVITIES
   Net proceeds from issuance of short-term debt             323      71
   Repayments of long-term debt                             (384)   (201)
   Proceeds from issuance of trust originated preferred
       securities - net                                      581       -
   Dividends paid on preferred stock                          (3)      -
   Proceeds from issuance of common stock                    104     305
   Proceeds form issuance of preferred stock                   -      50
   Equity transfer from Communications Group                 105       -
   Purchase of treasury stock                                (63)      -
   Cash provided by financing activities                     663     225
   Cash (used for) provided by continuing operations         (66)    239
   Cash (to) discontinued operations                           -     (59)
CASH AND CASH EQUIVALENTS
   (Decrease) increase                                       (66)    180
   Beginning balance                                          93      72
   Ending balance                                        $    27   $ 252


See Notes to Combined Financial Statements.

Form 10-Q - Part I

                    NOTES TO COMBINED FINANCIAL STATEMENTS
                            (Dollars in millions)
                                 (Unaudited)

A.  Recapitalization Plan

On October 31, 1995, the shareholders of U S WEST, Inc., a Colorado corporation ("U S WEST Colorado") voted to approve a proposal (the "Recapitalization Plan") adopted by the Board of Directors to reincorporate from Colorado to Delaware and create two classes of common stock that are intended to reflect separately the performance of the communications and multimedia businesses. Under the Recapitalization Plan, shareholders approved an Agreement and Plan of Merger between U S WEST Colorado and U S WEST, Inc., a Delaware corporation ("U S WEST" or "Company"), pursuant to which U S WEST continues as the surviving corporation. In connection with the merger, the Certificate of Incorporation of U S WEST has been amended and restated to, among other things, designate two classes of common stock of U S WEST, one class of which is authorized as U S WEST Communications Group Common Stock ("Communications Stock"), and the other class is authorized as U S WEST Media Group Common Stock ("Media Stock"). Effective November 1, 1995, each share of common stock of U S WEST Colorado was converted into one share of Communications Stock and one share of Media Stock.

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

The Communications Group is comprised of U S WEST Communications, U S WEST Communications Services, Inc., U S WEST Communications Federal Services, Inc., U S WEST Advanced Technologies, Inc. and U S WEST Business Resources, Inc. U S WEST Communications comprised approximately 98 percent of the revenues and assets of the Communications Group in 1994.

The Media Group is comprised of U S WEST Marketing Resources Group, Inc., a publisher of White and Yellow Pages telephone directories, and provider of multimedia content and services, U S WEST NewVector Group, Inc., which provides communications and information products and services over wireless networks, U S WEST Multimedia Communications, Inc., which owns domestic cable television operations and investments and U S WEST International Holdings, Inc., which primarily owns investments in international cable and telecommunications, wireless communications and directory publishing operations.

Form 10-Q - Part I

                            (Dollars in millions)
                                 (Unaudited)

Dividends to be paid to the holders of Communications Stock will initially be $0.535 per share per quarter. Dividends on the Communications Stock will be paid at the discretion of the Board of Directors of U S WEST, based primarily upon the financial condition, results of operations and business requirements of the Communications Group and the Company as a whole. With regard to the Media Stock, the Board of Directors of U S WEST currently intends to retain future earnings, if any, for the development of the Media Group's businesses and does not anticipate paying dividends on the Media Stock in the foreseeable future.

 B. Summary of Significant Accounting Policies

Combined Financial Statements

The Combined Financial Statements of the Groups comprise all of the accounts included in the corresponding Consolidated Financial Statements of the Company. Investments in less than majority-owned ventures are generally accounted for using the equity method. The separate Group Combined Financial Statements give effect to the accounting policies that are applicable upon implementation of the Recapitalization Plan. The separate Group Combined Financial Statements have been prepared on a basis that management believes to be reasonable and appropriate and include: (i) the combined historical balance sheets, results of operations and cash flows of the businesses that comprise each of the Groups, with all significant intragroup amounts and transactions eliminated; (ii) in the case of the Communications Group Combined Financial Statements, corporate assets and liabilities of U S WEST and related transactions identified with the Communications Group; (iii) in the case of the Media Group Combined Financial Statements, all other corporate assets and liabilities and related transactions of U S WEST; and (iv) an allocated portion of the corporate expense of U S WEST. Transactions between the Communications Group and the Media Group have not been eliminated.

Form 10-Q - Part I

                            (Dollars in millions)
                                 (Unaudited)

Notwithstanding the allocation of assets and liabilities (including contingent liabilities) and stockholders' equity between the Communications Group and the Media Group for the purpose of preparing the respective financial statements of such Group, holders of Communications Stock and Media Stock are subject to risks associated with an investment in a single company and all of the Company's businesses, assets and liabilities. Such allocation of assets and liabilities and change in the equity structure of the Company does not result in a distribution or spin-off to shareholders of any assets or liabilities of the Company or any of its subsidiaries or otherwise affect responsibility for the liabilities of the Company or such subsidiaries. As a result, the rights of the holders of the Company's or any of its subsidiaries' debt are not affected. Financial effects arising from either Group that affect the Company's results of operations or financial condition could, if significant, affect the results of operations or financial position of the other Group or the market price of the class of common stock relating to the other Group. Any net losses of the Communications Group or the Media Group, and dividends or distributions on, or repurchases of Communications Stock, Media Stock or Preferred Stock, will reduce the funds of the Company legally available for payment of dividends on both the Communications Stock and Media Stock. Accordingly, the Media Group Combined Financial Statements should be read in conjunction with the Company's Consolidated Financial Statements and the Communications Group Combined Financial Statements.

The Combined Financial Statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally accompanying financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of the Company's management, the Combined Financial Statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial information set forth therein. It is suggested that these Combined Financial Statements be read in conjunction with the financial statements and notes thereto included in the Company's proxy statement mailed to all shareholders on September 5, 1995.

Certain reclassifications within the Combined Financial Statements have been made to conform to the current year presentation.

Form 10-Q - Part I

                            (Dollars in millions)
                                 (Unaudited)

C.     Investment in Time Warner Entertainment

On September 15, 1993, U S WEST acquired 25.51 percent pro-rata priority capital and residual equity interests in Time Warner Entertainment Company L.P. ("TWE"). Summarized operating results for TWE follow:





                                    3 Mos.       3 Mos.      9 Mos.       9 Mos.
                                Ended        Ended       Ended        Ended
                                Sept. 30,    Sept. 30,   Sept. 30,    Sept. 30,
                                      1995         1994        1995         1994

Revenues                        $    2,324   $    2,203  $    6,762   $    6,177
Operating expenses*                  2,056        1,968       6,037        5,512
Interest and other - net**             195          170         556          480

 Income before income taxes
  and extraordinary item        $       73   $       65  $      169   $      185

Income before extraordinary             47           41         107          145
  item

Extraordinary item, net of tax         (24)           -         (24)           -

Net income                      $       23   $       41  $       83   $      145


<F1>
* Includes 1995 and 1994 depreciation and amortization of $260 and $254, and $761 and $707 for the three and nine months ended, respectively.
<F2>
**     Includes 1995 and 1994 corporate services of $17 and $15, and $47 and $45 for the three months and nine months ended, respectively.


The Company accounts for its investment in TWE under the equity method of accounting. U S WEST's recorded share of TWE operating results represents allocated TWE net income or loss adjusted for the amortization of the excess of fair market value over the book value of the partnership net assets. The Company's recorded share of TWE operating results before extraordinary item was ($3) and $1, and ($14) and ($5) for the three months and nine months ended September 30, 1995 and 1994, respectively. In addition, TWE recorded an extraordinary loss for the early extinguishment of debt in third quarter 1995. The Media Group's portion of this extraordinary loss was $4, net of an income tax benefit of $2.

 Form 10-Q - Part I

                            (Dollars in millions)
                                 (Unaudited)

D. Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Company Guaranteed Debentures

On September 11, 1995, U S WEST Financing I, a wholly-owned subsidiary of U S WEST ("U S WEST Financing"), issued $600 million of 7.96 % Trust Originated Preferred Securities (the "Preferred Securities") and $19 of common securities. U S WEST holds all of the outstanding common securities of U S WEST Financing. U S WEST Financing used the proceeds from such issuance to purchase from U S WEST Capital Funding, Inc., a wholly-owned subsidiary of U S WEST ("Capital Funding"), $619 principal amount of Capital Funding's 7.96% Subordinated Deferrable Interest Notes due 2025 (the "Subordinated Debt Securities"), the obligations under which are guaranteed by U S WEST. The sole assets of U S WEST Financing are and will be the Subordinated Debt Securities. In addition, U S WEST has guaranteed the payment of interest and redemption amounts to holders of Preferred Securities when U S WEST Financing has funds available for such payments as well as Capital Funding's undertaking to pay all of U S WEST Financing's costs, expenses and other obligations. The interest and other payment dates on the Subordinated Debt Securities correspond to the distribution and other payment dates on the Preferred Securities. Under certain circumstances, the Subordinated Debt Securities may be distributed to the holders of Preferred Securities and common securities in liquidation of U S WEST Financing. The Subordinated Debt Securities are redeemable in whole or in part by Capital Funding at any time on or after September 11, 2000, at a redemption price of $25.00 per Subordinated Debt Security plus accrued and unpaid interest. If Capital Funding redeems the Subordinated Debt Securities, U S WEST Financing is required to redeem the Preferred Securities concurrently at $25.00 per share plus accrued and unpaid distributions. As of September 30, 1995, 24,000,000 Preferred Securities were outstanding.

E.  Airtouch Joint Venture

Effective November 1, 1995, AirTouch and the Company have entered into Phase I of their joint venture. In accordance with the closing agreement, during Phase I the Media Group Combined Financial Statements will continue to reflect the Company's existing ownership of the domestic cellular operations. The newly formed Wireless Management Company will provide centralized services to both companies on a contract basis. In Phase II, AirTouch and the Company will contribute their domestic cellular assets to the newly formed venture. This phase will occur within four years, upon obtaining interim regulatory relief, or earlier, at AirTouch's option.

Form 10-Q - Part I

                            (Dollars in millions)
                                 (Unaudited)

F. Investment in International Ventures

The Media Group's investments in international ventures increased $480 from December 31, 1994. The increase primarily consists of a 20 percent investment in Malaysia to provide local wireline and wireless communications, the acquisition of a 50 percent interest in cable television systems in the Netherlands and the acquisition of a 29 percent interest in cable television systems in the Czech Republic.

On October 2, 1995, TeleWest Communications' acquisition and share exchange with SBC CableComms (UK) became effective. U S WEST and Tele-Communications, Inc., the major shareholders, will each own 26.7 percent of the combined company. In fourth quarter 1995, the Media Group will recognize an after tax gain of approximately $100 in conjunction with the merger.

G. Debt

Subsequent to third quarter 1995, U S WEST refinanced $1.3 billion of commercial paper, to take advantage of favorable long-term interest rates, including $550 at the Media Group.

H. Contingencies

On September 22, 1995, the Company filed a lawsuit in Delaware Chancery Court to prevent the proposed merger of Time Warner and Turner Broadcasting. The Time Warner Entertainment partnership is, among other things, in competition with Turner Broadcasting, and the Company believes that ownership of Turner by Time Warner would constitute breach of contract and fiduciary duties by Time Warner. Time Warner filed a countersuit against the Company on October 11, 1995, alleging misrepresentation, breach of contract and other misconduct on the part of the Company. Time Warner's countersuit seeks a reformation of the Time Warner Entertainment partnership agreement, an order that enjoins U S WEST from breaching the partnership agreement, and unspecified compensatory damages. U S WEST has denied each of the claims in Time Warner's countersuit.
 A trial date of March 16,1996 has been set.

I.  Net Investment in Assets Held for Sale

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

Sales and other revenues of net investment in assets held for sale were $30 and $64, and $137 and $443 for the three months and nine months ended September 30, 1995 and 1994, respectively. Included are the sale of properties for approximately $52 and $253 for the nine months ended September 30, 1995 and 1994, respectively. The sales were in line with Company estimates.

The components of net investment in assets held for sale follow:





                                                        September 30,   December 31,
Dollars in millions                                               1995           1994
ASSETS
Cash                                                    $           16  $           7
Finance receivables - net                                        1,005          1,073
Investment in real estate - net of valuation allowance             420            465
Bonds, at market value                                             165            155
Investment in FSA                                                  374            329
Other assets                                                       198            362

   Total assets                                                  2,178          2,391

LIABILITIES
Debt                                                               922          1,283
Deferred income taxes                                              700            693
Accounts payable, accrued liabilities and other                    128            103
 Minority interests                                                 10             10

Total liabilities                                                1,760          2,089

 Net investment in assets held for sale                 $          418  $         302



Selected financial data for U S WEST Financial Services follows:





                    Three           Three           Nine            Nine
                    Mos. Ended      Mos. Ended      Mos. Ended      Mos. Ended
                    September 30,   September 30,   September 30,   September 30,
                              1995            1994            1995            1994
Operating revenues  $            9  $           15  $           30  $           45









                         September 30,   December 31,
                                   1995           1994
Net finance receivables  $          911  $         981
Total assets                      1,223          1,331
Total debt                          419            533
Total liabilities                 1,153          1,282
Shareowner's equity                  70             49


Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions)

Results of Operations

Net income of the Media Group declined by $13, or 25 percent, in third quarter 1995 as compared with third quarter 1994, excluding expenses of $5 associated with the Recapitalization Plan and an extraordinary loss of $4 for the early retirement of debt by TWE. The decline is due primarily to increased interest expense associated with the acquisition of cable systems in the Atlanta, Georgia metropolitan area (the "Atlanta Systems") and interest expense associated with expansion in international investments, partially offset by improvement in the wireless communications business. The amortization of goodwill associated with the Atlanta Systems acquisition also caused a significant increase in the effective tax rate which contributed to lower earnings. EBITDA increased by approximately 30 percent, to $207, due primarily to improvement in the wireless communication business and the acquisition of the Atlanta Systems. Excluding the effects of the acquisition, EBITDA increased by approximately 14 percent.

Net income of the Media Group declined by $47, or 38 percent, for the nine months ended September 30, 1995 as compared with 1994, excluding the effects of the 1994 gain on sale of paging assets of $41 and the 1995 expenses of $5 associated with the Recapitalization Plan and the extraordinary loss of $4 for the early retirement of debt by TWE. The decline is due primarily to increased interest expense associated with the Atlanta Systems acquisition, expansion in international investments and higher equity losses related to international growth initiatives, partially offset by improvement in the wireless communications business. The amortization of intangible assets and goodwill associated with the Atlanta Systems acquisition caused a significant increase in the effective tax rate and also contributed to the decrease in earnings.

EBITDA increased by approximately 29 percent, to $552, due primarily to improvement in the wireless communication business and the acquisition of the Atlanta Systems. Excluding the effects of the acquisition and the paging sale, EBITDA increased by approximately 15 percent. The Media Group considers EBITDA an important indicator of the operational strength and performance of its businesses. EBITDA, however, should not be considered as an alternative to operating or net income as an indicator of the performance of the Media Group's businesses or as an alternative to cash flows from operating activities as a measure of liquidity, in each case determined in accordance with GAAP.

 Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Following is a summary of income before extraordinary item by industry segment and for significant unconsolidated, equity investments:





                                                Three        Three; Mos.              Nine         Nine
                                                Mos.         Ended                    Mos.         Mos.
                                                Ended        Sept. 30,                Ended        Enced
                                     Percent    Sept. 30,            1994   Percent   Sept. 30,    Sept. 30,    Percent
                                     Ownership        1995                  Change          1995      1994 (3)  Change
Consolidated
  Multimedia content and
     services                              100  $       63   $         63         -   $      179   $      190      (5.8)
  Wireless communications                  100          24             11         -           56           62      (9.7)
  Cable and
     telecommunications                    100          (1)             -         -           (7)           -         -
Unconsolidated equity investments:
  Time Warner Entertainment
     Company, L.P. (1)                    25.5          (3)            (2)    (50.0)         (16)         (13)    (23.1)
  TeleWest Communications                 37.8         (11)           (10)    (10.0)         (23)         (24)      4.2
     plc
  Mercury One-2-One                       50.0         (18)           (16)    (12.5)         (57)         (40)    (42.5)
Other (2)                                              (21)             5         -          (59)          (9)        -
Income before extraordinary
    item                                        $       33   $         51     (35.3)  $       73   $      166     (56.0)


<F1>
(1)  Percent ownership represents pro rata priority capital and residual equity interests.
<F2>
(2)  Includes other unconsolidated equity investments and divisional expenses.
<F3>
(3) Wireless communications includes the $41 gain on sale of paging assets.



Multimedia Content and Services. Income related to Yellow Pages directory advertising increased by approximately 7 percent and 8 percent in third quarter and the nine months ended September 30, 1995 as compared with 1994, to $75 and $225, respectively. The increase is due to pricing, product enhancements and the effect of improved marketing programs on business volume. However, Yellow Pages income growth was offset by losses related to international directory publishing operations and the effect of increased expenditures related to new products and other growth initiatives, including development of interactive services.

Second quarter 1995 includes an after tax charge of approximately $9 related to the exit of certain product lines. This charge is part of the Media Group's ongoing efforts to evaluate each product for financial and market feasibility. The Media Group views new service offerings as an important part of its growth strategy. Accordingly, the Media Group anticipates that investments in new products and services in 1995 will continue to offset expected income growth related to the Yellow Pages business.

 Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Wireless Communication. Wireless communications income increased $13 and $35 in third quarter and for the nine months ended September 30, 1995 as compared with 1994, excluding the 1994 gain on sale of paging assets of $41. The increase in wireless communications income is attributable to continued strong growth in cellular subscribers. The domestic cellular subscriber base reached 1,269,000 at September 30, 1995, a 55 percent increase as compared with September 30, 1994. Cellular service EBITDA approximated $85 and $217 for third quarter and the nine months ended September 30, 1995, increases of $28 and $79, or 49 percent and 58 percent, respectively, compared to 1994. Cellular service revenue growth, in addition to economies of scale and expense controls, resulted in a third quarter 1995 cellular service EBITDA margin of
38.0 percent compared to 33.8 percent in 1994 and EBITDA margin for the nine months ended September 30, 1995 was 35.3 percent compared to 30.4 percent in 1994.

Effective November 1, 1995, AirTouch and the Company have entered into Phase I of their joint venture. In accordance with the closing agreement, during Phase I the Media Group Combined Financial Statements will continue to reflect the Company's existing ownership of the domestic cellular operations. The newly formed Wireless Management Company will provide centralized services to both companies on a contract basis. In Phase II, AirTouch and the Company will contribute their domestic cellular assets to the newly formed venture. This phase will occur within four years, upon obtaining interim regulatory relief, or earlier, at AirTouch's option.

Cable and Telecommunication. The 1995 loss in cable and telecommunications operations is the result of amortization of intangible assets related to the December 1994 acquisition of the Atlanta Systems. The Atlanta Systems contributed EBITDA of approximately $26 and $74 in third quarter and the nine months ended September 30, 1995, respectively. The subscriber base of the Atlanta Systems increased 7.5 percent during the last twelve months, to 517,000 at September 30, 1995.

Operating Results of Unconsolidated Equity Investments. The loss before extraordinary item related to the Media Group's interests in TWE increased in third quarter and the nine months ended September 30, 1995 compared to 1994 due primarily to higher TWE financing costs, minority interest expense and depreciation charges, partially offset by increased EBITDA related to cable, programming and filmed entertainment. Cable subscribers served by TWE increased by 6 percent compared to a year ago excluding the impact of recent cable transactions.

 Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

On September 22, 1995, the Company filed a lawsuit in Delaware Chancery Court to prevent the proposed merger of Time Warner and Turner Broadcasting. The Time Warner Entertainment partnership is, among other things, in competition with Turner Broadcasting, and the Company believes that ownership of Turner by Time Warner would constitute breach of contract and fiduciary duties by Time Warner. Time Warner filed a countersuit against the Company on October 11, 1995, alleging misrepresentation, breach of contract and other misconduct on the part of the Company. Time Warner's countersuit seeks a reformation of the Time Warner Entertainment partnership agreement, an order that enjoins U S WEST from breaching the partnership agreement, and unspecified compensatory damages. U S WEST has denied each of the claims in Time Warner's countersuit. A trial date of March 16,1996 has been set.

International businesses are experiencing rapid growth, and will continue to incur near term start-up losses. New investments in 1995 include a 20 percent investment in Malaysia to provide local wireline and wireless communications, the acquisition of a 50 percent interest in cable television systems in the Netherlands and the acquisition of a 29 percent interest in cable television systems in the Czech Republic.

On October 2, 1995, TeleWest Communications' acquisition and share exchange with SBC CableComms (UK) became effective. U S WEST and Tele-Communications, Inc., the major shareholders, will each own 26.7 percent of the combined company. In fourth quarter 1995, the Media Group will recognize an after tax gain of approximately $100 in conjunction with the merger. The new entity will be the largest cable television and cable telephony operator in the United Kingdom.

Subscribers to U S WEST's international cable joint venture operations in the United Kingdom, Norway, Sweden and Hungary grew to 854,000, a 12.8 percent increase from a year ago. Including the recent acquisitions in the Czech Republic and Netherlands, international cable subscribers total approximately 1,720,000 at September 30, 1995.

Subscribers to U S WEST's international wireless joint venture operations in the United Kingdom, Hungary, the Czech Republic, Slovakia and Russia grew to 579,000 at September 30, 1995, which is more than two times the customer base at September 30, 1994. Mercury One 2 One ("One 2 One") added 135,000 customers during the nine months ended September 30, 1995, a 65.9 percent increase since December 31, 1994. One 2 One served 340,000 customers at September 30, 1995, compared with 139,000 customers at September 30, 1994.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

 Sales and Other Revenues





                                       3 Mos.      3 Mos.                9 Mos.      9 Mos.
                                   Ended       Ended                 Ended       Ended
                                   Sept. 30,   Sept. 30,   Percent   Sept. 30,   Sept. 30,   Percent
                                         1995        1994  Change          1995        1994  Change

Multimedia content and services:
    Domestic                       $      264  $      246      7.3   $      784  $      732      7.1
    International                          28          31     (9.7)          72          42     71.4

                                          292         277      5.4          856         774     10.6

Wireless communications:
    Cellular service                      223         168     32.7          616         454     35.7
    Cellular equipment                     23          30    (23.3)          60          81    (25.9)
    Paging sales & service (1)              -           -        -            -          28        -

                                          246         198     24.2          676         563     20.1

Cable and telecommunications               56           -        -          165           -        -
Other                                      10           7     42.9           28          22     27.3

Sales and other revenues           $      604  $      482     25.3   $    1,725  $    1,359     26.9


____________________
(1)  The paging business was sold in June 1994.  Results reflect operations for the six months ending
June 30, 1994.


Multimedia Content and Services. Revenues related to Yellow Pages directory advertising increased approximately $17, or 7.3 percent, and $50, or 7.1 percent, in third quarter and the nine months ended September 30, 1995, respectively, as compared with 1994, due to pricing and an increase in Yellow Pages advertising volume. Product enhancements and the effect of improved marketing programs on business volume also contributed to the increase in revenues. Excluding the sale of certain non-strategic operations, non-Yellow Pages revenues increased by $4 and $8 in third quarter and the nine months ended September 30, 1995, respectively, as compared with 1994.

International directory publishing revenue decreased by $3 in third quarter 1995 as compared with 1994, primarily due to a delay in publication of certain directories. Revenue for the nine months ended September 30, 1995 increased by $30 compared to 1994 due to the May 1994 purchase of Thomson Directories.

 Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Wireless Communications. Cellular service revenues increased $55, or 32.7 percent, and $162, or 35.7 percent, in third quarter and the nine months ended September 30, 1995, respectively, as compared with 1994. This increase is due to a 55 percent increase in subscribers during the last twelve months, partially offset by a 13 percent drop in average revenue per subscriber to $62.00 per month for the nine months ended September 30, 1995 as compared with 1994. The increase in subscribers relates to lower costs for cellular phone equipment and enhanced service offerings, which has resulted in additional penetration into the consumer user market. The decrease in average revenue per subscriber is due to continuing competitive pressures and price sensitivity of non-business users.

Cellular equipment revenues decreased by $7, or 23.3 percent, and $21, or 25.9 percent, in third quarter and the nine months ended September 30, 1995, respectively, as compared with 1994. This decrease is primarily due to a decrease in unit sales and price per unit due to the impacts of competition.

Cable and Telecommunications. Domestic cable and telecommunications revenues reflect the December 1994 acquisition of the Atlanta Systems.

Cost of Sales and Other Revenues





                                        Three       Three                 Nine        Nine
                                        Mos.        Mos.                  Mos.        Mos.
                                        Ended       Ended                 Ended       Ended
                                        Sept. 30,   Sept. 30,   Percent   Sept. 30,   Sept. 30,   Percent
                                              1995        1994  Change          1995        1994  Change

Multimedia content and services:
    Domestic                            $       99  $       86     15.1   $      285  $      254     12.2
    International                               20          21     (4.8)          50          29     72.4

                                               119         107     11.2          335         283     18.4

Wireless communications:
    Cost of cellular service                    30          24     25.0           91          63     44.4
    Cost of cellular equipment                  29          30     (3.3)          71          81    (12.3)
    Cost of paging sales & service (1)           -           -        -            -           6        -

                                                59          54      9.3          162         150      8.0

Cable and telecommunications                    15           -        -           42           -        -

Costs of sales and other revenues       $      193  $      161     19.9   $      539  $      433     24.5


____________________
(1)  The paging business was sold in June 1994.  Results reflect operations for six months ending
June 30,
1994.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Multimedia Content and Services. Cost of sales related to domestic publishing operations increased primarily due to product enhancements and increased printing and delivery costs associated with growth in the Yellow Pages directory business. The decrease in third quarter 1995 cost of sales for international directory publishing operations as compared with 1994 is primarily due to a delay in publication of certain directories. The increase in cost of sales in the nine months ended September 30, 1995 is a result of the 1994 acquisition of Thomson Directories.

Wireless Communications. Network maintenance expenses increased by $2 in third quarter 1995 as compared with 1994 due primarily to additional network usage and expansion of the wireless network. Billing and other expenses increased by $4, due primarily to a larger average customer base.

Land-line telecommunications and network maintenance expenses increased by $11 for the nine months ended September 30, 1995 as compared with 1994 due primarily to additional network usage and expansion of the wireless network. Billing expenses increased by $10, due primarily to a larger average customer base. Costs associated with fraudulent activity and roaming costs increased by $7.

During 1995, the cellular equipment margin has declined as a result of increased equipment concessions associated with the direct marketing channel. The cellular equipment margin is expected to continue to decline as a result of this change in distribution mix.

Cable and Telecommunications. Cable and telecommunications costs reflect the December 1994 acquisition of the Atlanta Systems.

Selling, General and Administrative Expenses





                                   Three       Three                Nine        Nine
                                   Months      Months               Months      Months
                                   Ended       Ended                Ended       Ended
                                   Sept. 30,   Sept. 30,   Percent  Sept. 30,   Sept. 30,   Percent
                                         1995        1994  Change         1995        1994  Change

Multimedia content and services:
    Domestic                       $       57  $       53      7.5  $      182  $      161     13.0
    International                           7           3        -          22           8        -

                                           64          56     14.3         204         169     20.7

Wireless communications (1)               102          87     17.2         297         264     12.5
Cable and telecommunications               16           -        -          50           -        -
Other                                      22          19     15.8          83          65     27.7
                                   $      204  $      162     25.9  $      634  $      498     27.3


___________________
(1)  The paging business was sold in June 1994.  Results reflect operations for six months ending
June 30, 1994.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Multimedia Content and Services. In domestic operations, costs related to the development of new database marketing and interactive services increased by $5 in third quarter 1995 as compared with 1994. Partially offsetting these cost increases was the effect of the sale of certain non-strategic operations.

In domestic operations, costs related to the development of new database marketing and interactive services increased by $15 in the nine months ended
September 30, 1995 as compared with 1994. Additionally, a charge of $14 was incurred to recognize costs associated with exiting certain product lines. Other selling, general and administrative expenses decreased by $8, primarily related to the effect of the sale of certain non-strategic operations.

The increase in selling, general and administrative expenses related to international directory publishing operations in third quarter 1995 as compared with 1994 is due to a reclassification and increased marketing, salary and wage expenses. The increase for the nine months ended September 30, 1995 as compared with 1994 is primarily due to the May 1994 acquisition of Thomson Directories.

Wireless Communications. Selling, general and administrative expenses increased by $15, or 17.2 percent, in third quarter 1995 as compared with
1994.    Commissions paid to retailers increased by $10, primarily as a result of a 39 percent increase in gross customer additions. Other selling, general and administrative expenses increased by $5, primarily due to increased advertising expenditures and bad debts.

Excluding the effects of the sale of the paging business in 1994, selling, general and administrative expenses increased by $44, or 17.5 percent, in the nine months ended September 30, 1995 as compared with 1994. Commissions paid to retailers increased by $33, primarily as a result of a 47 percent increase in gross customer additions. Other selling, general and administrative expenses increased by $11, primarily due to increased advertising expenditures and bad debts.

Cable and Telecommunications. Cable and telecommunications costs reflect the December 1994 acquisition of the Atlanta Systems.

Other.   The increase in these other selling, general and administrative expenses is primarily attributable to additional resources being allocated to accommodate growth in domestic and international operations.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Depreciation and Amortization





                                  Three       Three                Nine        Nine
                                  Months      Months               Months      Months
                                  Ended       Ended                Ended       Ended
                                  Sept. 30,   Sept. 30,   Percent  Sept. 30,   Sept. 30,   Percent
                                        1995        1994  Change         1995        1994  Change

Multimedia content and services   $        8  $        7     14.3  $       26  $       18     44.4
Wireless communications (1)               29          24     20.8          86          74     16.2
Cable and telecommunications              19           -        -          59           -        -
Other                                      4           2    100.0          10           7     42.9
                                  $       60  $       33     81.8  $      181  $       99     82.8


____________________
(1)  The paging business was sold in June 1994.  Results reflect operations for six months ending
June 30, 1994.


Depreciation and amortization related to wireless operations increased by $17 in the nine months ended September 30, 1995 as compared with 1994, excluding the effects of the sale of the paging business in 1994. Multimedia content and services depreciation and amortization increased principally due to the effects of the May 1994 acquisition of Thomson Directories. Cable and telecommunications depreciation and amortization reflect the December 1994 acquisition of the Atlanta Systems.

Interest Expense and Other

Interest expense increased by $19 and $43 in third quarter and the nine months ended September 30, 1995, respectively, as compared with 1994. The increase in interest expense is primarily a result of incremental financing costs associated with the December 1994 acquisition of the Atlanta Systems, new international investments and a reclassification of debt from net investment in assets held for sale.

Equity losses increased by $12 and $45 in third quarter and the nine months ended September 30, 1995, respectively, as compared with 1994. The increases were primarily due to costs related to the expansion of the customer base at One 2 One in the nine months ended September 30, 1995, as compared with 1994.

 Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Provision for Income Taxes





                            Three       Three                Nine        Nine
                            Months      Months               Mos.        Mos.
                            Ended       Ended                Ended       Ended
                            Sept. 30,   Sept. 30,   Percent  Sept. 30,   Sept. 30,   Percent
                                  1995        1994  Change         1995        1994  Change

Provision for income taxes  $       51  $       41     24.4  $      103  $      134    (23.1)
Effective tax rate                60.7        44.6        -        58.5        44.7        -



The increase in the effective tax rate reflects the impact of lower pretax income, the effects of goodwill amortization related to the acquisition of the Atlanta Systems, a benefit recorded in 1994 related to the sale of the paging assets, higher state and foreign income taxes and expenses associated with the Recapitalization Plan.

Liquidity and Capital Resources

Operating Activities

During the nine months ended September 30, 1995, cash provided by operating activities of the Media Group increased by $83 as compared with 1994. Cash provided by operating activities for the nine months ended September 30, 1995 includes an income tax payment of approximately $60 related to the 1994 partial sale of the Media Group's joint venture interest in TeleWest.
Adjusted for the income tax payment, operating cash flow of the Media Group increased by $143. Growth in operating cash flow from wireless communication services and the acquisition of the Atlanta Cable systems contributed to the increase.

Investing Activities

Total capital expenditures of the Media Group were $240 for the nine months ended September 30, 1995 as compared with $199 for the nine months ended September 30, 1995 of 1994, the majority of which were devoted to the enhancement and expansion of the cellular network.

Investments in international ventures were $576 for the nine months ended September 30, 1995 as compared with $214 for 1994. Significant 1995 Media Group investing activities include equity investments in Malaysia to provide local wireline and wireless communications, the acquisitions of cable television systems in the Netherlands and Czech Republic and additional capital contributions to One 2 One in the U.K.

In March 1995, PCS PrimeCo was awarded PCS licenses in 11 markets. The Media Group's share of the cost of the licenses was approximately $268 all of which was funded by June 30, 1995. Under the PCS PrimeCo partnership agreement, the Company is required to fund 25 percent of PCS PrimeCo's operating and capital costs, including licensing costs. The Company anticipates that its total funding obligations to PCS PrimeCo during the next four years will be significant.

 Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Cash provided to the net investment in assets held for sale of $108 for the nine months ended September 30, 1995 primarily reflects the payment of debt.

At September 30, 1995, the Company guaranteed debt associated with its international investments in the principal amount of approximately $165.

Financing Activities

Debt increased by $132 due to new international investments, cash funding of the PCS licenses and a reclassification of debt from net investment in assets held for sale. These increases were largely offset by reductions of debt related to the investment in TWE and a reduction of commercial paper by issuing Preferred Securities. The Company issued $600 of Trust Originated Preferred Securities (the "Preferred Securities") in third quarter 1995. U S WEST has fully and unconditionally guaranteed the payment of interest and redemption amounts to holders of the Preferred Securities. The Preferred Securities are redeemable in whole or in part by U S WEST at any time on or after September 11, 2000, at a redemption price of $25.00 per Preferred Security. As of September 30, 1995, 24,000,000 Preferred Securities were outstanding.

Excluding debt included in net investment in assets held for sale, the Media Group's percentage of debt to total capital at September 30, 1995, was 27.5 percent compared to 30.1 percent at December 31, 1994. Including debt related to net investment in assets held for sale, the Media Group's percentage of debt to total capital was 35.8 and 42.4 percent at September 30, 1995, and December 31, 1994, respectively. The percentage of debt to total capital has decreased at September 30, 1995, as compared with December 31, 1994 primarily as a result of issuing the Preferred Securities which are included as a component of total capital.

The Media Group reinvests earnings, if any, for future growth and does not expect to pay dividends on the Media Stock in the foreseeable future.

The Media group expects that cash from operations will not be adequate to fund expected cash requirements in the foreseeable future. Additional financing will primarily come from a combination of new debt and equity. The Media Group will also continue to employ strategic alliances in executing its business strategies.

The Media Group from time to time engages in discussions regarding
acquisitions.    The  Company  may fund any such acquisitions, if consummated, with internally generated funds, debt or equity. The incurrence of indebtedness to fund such acquisitions and/or the assumption of indebtedness in connection with such acquisitions could result in a downgrading of the Company's credit rating.

During the nine months ended September 30, 1995, the Media Group received a $105 transfer of equity from the Communications Group.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Union Contract

On October 15, 1995, U S WEST Direct and the CWA reached a tentative agreement on their contract, subject to ratification by the CWA membership. This contract would provide for salary increases of 10.5 percent over three years and provides employees with a lump sum payment of $850.

Regulatory

On October 11, 1995, the U.S. Justice Department recommended that U S WEST be allowed to offer long-distance telephone service outside its 14-state region. The agreement, among U S WEST, the Justice Department and AT&T, must be approved by U.S. District Court Judge Harold Greene, who oversees the consent decree that broke up AT&T in 1984, and barred the Regional Holding Companies from a number of businesses, including interLATA long distance.

If approved by Judge Greene, U S WEST will be able to offer long-distance service outside U S WEST's local service territory. Such an approval would mean that U S WEST would be the first Regional Holding Company allowed to offer interLATA long-distance service outside its region.

Selected Proportionate Data

The following table is not required by GAAP or intended to replace the Combined Financial Statements prepared in accordance with GAAP. It is presented supplementally because the Company believes that proportionate data facilitates the understanding and assessment of its Combined Financial Statements. The following table includes allocations of Media Group corporate activity. The table does not reflect financial data of the capital assets segment, which had net assets of $418 at September 30, 1995 and $302 at December 31, 1994. The financial information included below departs materially from GAAP because it aggregates the revenues and operating income of entities not controlled by the Media Group with those of the consolidated operations of the Media group.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Selected Proportionate Data, continued





                         Cable &       Cable &                Wireless    Wireless         Multimedia   Multimedia
                         Telecommu-    Telecommu-nications    Commu-      Commu-           Content &
Content &
                         nications     International          nications   nications        Services     Services
Dollars in millions      Domestic                        (3)  Domestic    International    Domestic
International    Total
                                  (1)                                                 (3)
THREE MONTHS ENDED
SEPTEMBER 30, 1995
Revenue                  $       655   $                 32   $      223  $           75   $       267  $           28   $1,280
Operating income (loss)           59                    (21)          50             (16)          104              (6)     170
Net income (loss)                (14)                   (23)          23             (16)           65              (6)      29

EBITDA (2)               $       162   $                (10)  $       77  $            -   $       111  $           (3)  $  337
Subscribers (thousands)        2,825                    599        1,162             271   NA           NA
4,857

THREE MONTHS ENDED
SEPTEMBER 30, 1994
Revenue                  $       566   $                 21   $      166  $           52   $       248  $           31   $1,084
Operating income (loss)           41                    (23)          29             (28)          102               4      125
Net income (loss)                 (1)                   (14)          15             (12)           63               -       51

EBITDA (2)               $       123   $                (13)  $       48  $          (15)  $       108  $            7   $
258
Subscribers (thousands)        2,349                    232          694             124   NA           NA
3,399

NINE MONTHS ENDED
SEPTEMBER 30, 1995
Revenue                  $     1,906   $                 82   $      584  $          200   $       791  $           72
$3,635
Operating income (loss)          136                    (64)         112             (62)          302             (15)
409
Net income (loss)                (46)                   (36)          54             (76)          184             (11)      69

EBITDA (2)               $       440   $                (34)  $      189  $          (25)  $       322  $           (7)  $
885

NINE MONTHS ENDED
SEPTEMBER 30, 1994
Revenue                  $     1,589   $                 64   $      479  $          121   $       738  $           42
$3,033
Operating income (loss)          110                    (58)          65             (68)          300               1      350
Net income (loss)                (15)                   (32)          69             (47)          193              (2)     166

EBITDA (2)               $       343   $                (33)  $      125  $          (38)  $       318  $            5   $
720


<F1>
(1)   The proportionate results are based on the Media Group's 25.51 percent pro rata priority and residual equity interests in
reported  TWE  results.  The reported TWE results are prepared in accordance with GAAP and have not been adjusted to report TWE
investments accounted for under the equity method on a proportionate basis.
<F2>
(2)    Proportionate EBITDA represents the Media Group's equity interest in the entities multiplied by the entity's EBITDA.  As
such, proportionate EBITDA does not represent cash available to the Media Group.  The Media
Group considers EBITDA an important
indicator of the operational strength and performance of its businesses.  EBITDA, however, should not be considered as an
alternative  to operating or net income as an indicator of the performance of the Media Group's businesses or as an alternative
to cash flows from operating activities as a measure of liquidity, in each case determined in accordance with GAAP.
<F3>
(3)  Previously reported amounts have been reclassified to conform with the current presentation.

 Form 10-Q - Part II

                         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On September 22, 1995, the Company filed a lawsuit in Delaware Chancery Court to prevent the proposed merger of Time Warner and Turner Broadcasting. The Time Warner Entertainment partnership is, among other things, in competition with Turner Broadcasting, and the Company believes that ownership of Turner by Time Warner would constitute breach of contract and fiduciary duties by Time Warner. Time Warner filed a countersuit against the Company on October 11, 1995, alleging misrepresentation, breach of contract and other misconduct on the part of the Company. Time Warner's countersuit seeks a reformation of the Time Warner Entertainment partnership agreement, an order that enjoins U S WEST from breaching the partnership agreement, and unspecified compensatory damages. U S WEST has denied each of the claims in Time Warner's countersuit. A trial date of March 16,1996 has been set.


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

  11  Statement regarding computation of earnings per share of U S WEST, Inc.

12  Statement regarding computation of earnings to fixed charges ratio of U S
   WEST, Inc.

 (b)  Reports on Form 8-K filed during the third quarter

(i) Form 8-K/A report dated July 12, 1995, to Form 8-K filed May 23, 1995, concerning the consolidated financial statements of Time Warner Entertainment Company, L.P. for the years ended December 31, 1994, 1993 and 1992 and for the three month periods ended March 31, 1995 and 1994; the financial statements of Mercury One 2 One for the year ended March 31, 1995; the combined financial statements of Georgia Cable Holdings and subsidiary partnerships for the years ended December 31, 1993 and 1992; and the consolidated financial statements of Wometco Cable Corp. and subsidiaries for the years ended December 31, 1993 and 1992;

(ii) report dated July 28, 1995, concerning the release of earnings for the second quarter ended June 30, 1995, and related exhibits;

(iii) Form 8-K/A report dated August 24, 1995, to Form 8-K filed May 23, 1995, concerning the consolidated financial statements of Time Warner Entertainment Company, L.P. for the years ended December 31, 1994, 1993 and 1992 and for the three month periods ended March 31, 1995 and 1994; the financial statements of Mercury One 2 One for the year ended March 31, 1995; the combined financial statements of Georgia Cable Holdings and subsidiary partnerships for the years ended December 31, 1993 and 1992; and the consolidated financial statements of Wometco Cable Corp. and subsidiaries for the years ended December 31, 1993 and 1992;

(iv) report dated September 22, 1995, concerning U S WEST's announcement entitled "U S WEST Files to Stop Time Warner-Turner Merger"; and

(v) report dated September 28, 1995, concerning U S WEST's proposal to reincorporate in Delaware and create two classes of common stock that are intended to reflect separately the performance of U S WEST's communications and multimedia businesses, including the Proxy Statement and Prospectus mailed to shareholders of U S WEST in connection with the Special Meeting of Shareholders held October 31, 1995.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     U S WEST, Inc.


     By:  /S/  James T. Anderson
     James T. Anderson
     Acting Executive Vice President
       and Chief Financial Officer

November 13, 1995