Form 10-Q/A
period 1995-09-30
US WEST INC
filed 1995-11-14
CIK 732718

34
_____________________________________________________________________________
__________________________________________________________________

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                  ---------
                                  FORM 10-Q/A
                                  ---------

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

U S WEST Communications Group Common Stock - 471,931,905 shares;
U S WEST Media Group Common stock - 471,921,768 shares.

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