Form 10-K405
period 1995-12-31
US WEST INC
filed 1996-03-28
CIK 732718

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K

/X/                        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                                     SECURITIES EXCHANGE ACT OF 1934
                               FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
                                                    OR
/ /                     TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                                     SECURITIES EXCHANGE ACT OF 1934
                             FOR THE TRANSITION PERIOD FROM               TO
                                        COMMISSION FILE NO. 1-8611

                                 U S WEST, INC.

A DELAWARE CORPORATION         I.R.S. EMPLOYER
                               IDENTIFICATION
                               NO. 84-0926774
  7800 EAST ORCHARD ROAD, ENGLEWOOD, COLORADO 80111
           TELEPHONE NUMBER (303) 793-6500

                            ------------------------

          Securities registered pursuant to Section 12(b) of the Act:

                                                                                        NAME OF EACH EXCHANGE ON
                                TITLE OF EACH CLASS                                         WHICH REGISTERED
-----------------------------------------------------------------------------------  -------------------------------
U S WEST Communications Group Common Stock                                           New York Stock Exchange
($0.01 per share, par value)                                                         Pacific Stock Exchange
U S WEST Media Group Common Stock                                                    New York Stock Exchange Pacific
($0.01 per share, par value)                                                         Stock Exchange
Liquid Yield Option Notes, due 2011                                                  New York Stock Exchange
(convertible to common stock under certain circumstances)
Trust Originated Preferred Securities ("TOPrS") [Service Mark]                       New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
                                      None

    At January 31, 1996, 474,269,030 shares of U S WEST Communications Group common stock and 472,654,874 shares of U S WEST Media Group common stock were outstanding.

    At   January  31,  1996,  the  aggregate  market  value  of  the  U  S  WEST
Communications Group voting stock held by non-affiliates was approximately $16,439,488,720, and the aggregate market value of the U S WEST Media Group voting stock held by non-affiliates was approximately $9,917,108,166.

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES _X_ NO ____

                      DOCUMENTS INCORPORATED BY REFERENCE.

    Portions  of  the  Registrant's  1995  Annual  Report  to  Shareowners   are
incorporated by reference into Parts I, II and IV.

    Portions of the Registrant's definitive Proxy Statement dated March 16, 1995, to be issued in connection with the 1996 Annual Meeting of Shareowners are incorporated by reference into Parts II and III.

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K /X/.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS
                                     PART I

   ITEM                                                                                                               PAGE
   -----                                                                                                              -----
        1.   Business............................................................................................           1
        2.   Properties..........................................................................................           7
        3.   Legal Proceedings...................................................................................           8
        4.   Submission of Matters to a Vote of Security Holders.................................................           8

                                                           PART II

        5.   Market for the Registrant's Common Equity and Related Stockholder Matters...........................           9
        6.   Selected Financial Data.............................................................................           9
        7.   Management's Discussion and Analysis of Financial Condition and Results of Operations...............           9
        8.   Consolidated Financial Statements and Supplementary Data............................................
        9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure................           9

                                                           PART III

       10.   Directors and Executive Officers of the Registrant..................................................           9
       11.   Executive Compensation..............................................................................          10
       12.   Security Ownership of Certain Beneficial Owners and Management......................................          10
       13.   Certain Relationships and Related Transactions......................................................          10

                                                           PART IV

       14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K....................................          10
             Independent Accountants' Report.....................................................................          15

                                     PART I

ITEM 1.  BUSINESS

GENERAL

    U S WEST, Inc. ("U S WEST" or the "Company") is incorporated under the laws of the State of Delaware and has its principal executive offices at 7800 East Orchard Road, Englewood, Colorado 80111, telephone number (303) 793-6500. U S WEST is a diversified global communications company, and conducts its operations through U S WEST Communications Group ("Communications Group") and U S WEST Media Group ("Media Group"). (Financial information concerning U S WEST's operations is set forth in the Consolidated Financial Statements and Notes thereto, which begin on page B-29.) U S WEST and its subsidiaries had 61,047 employees at December 31, 1995.

    COMMUNICATIONS GROUP. The major component of the Communications Group is U S WEST Communications, Inc. ("U S WEST Communications"), which provides telecommunications services to more than 25 million residential and business customers in the states of Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming (collectively, the "Communications Group Region"). U S WEST Communications serves approximately 80 percent of the Communications Group Region's population and approximately 40 percent of its geographic area.

    MEDIA GROUP. The Media Group is comprised of: (i) cable and telecommunications network businesses outside of the Communications Group Region and internationally, (ii) domestic and international wireless communications network businesses and (iii) domestic and international directory and information services businesses, including telephone directories.

RECENT DEVELOPMENTS

    AGREEMENT TO ACQUIRE CONTINENTAL CABLEVISION, INC. On February 27, 1996, U S WEST announced a definitive agreement under which Continental Cablevision, Inc. ("Continental") will be merged with and into the Company. Continental, the nation's third-largest cable operator, serves 4.2 million U.S. customers, passes more than seven million U.S. households and owns significant other domestic and international assets. The Company will purchase all of Continental's stock for approximately $5.3 billion, and will assume Continental's debt and other obligations, which amount to approximately $5.5 billion. Consideration of the $5.3 billion in equity will consist of approximately $1 billion in U S WEST preferred stock, convertible to Media Stock; $2.8 billion to $3.3 billion in shares of Media Stock; and, at U S WEST's option, between $1 billion and $1.5 billion in cash. The transaction, which is expected to close in the fourth quarter, is subject to a number of conditions, including regulatory and other approvals such as that of Continental's shareholders. There can be no assurance that these conditions will be satisfied.

    RECAPITALIZATION PLAN. On October 31, 1995, the shareholders of U S WEST, Inc., a Colorado corporation ("U S WEST Colorado") voted to approve a proposal (the "Recapitalization Plan") adopted by the Board of Directors to reincorporate from Colorado to Delaware and create two classes of common stock that are intended to reflect separately the performance of the communications and multimedia businesses. Under the Recapitalization Plan, shareholders approved an Agreement and Plan of Merger between U S WEST Colorado and U S WEST, pursuant to which U S WEST continues as the surviving corporation. In connection with the merger, the Certificate of Incorporation of U S WEST has been amended and restated to, among other things, designate two classes of common stock of U S WEST, one class of which is authorized as U S WEST Communications Group Common Stock ("Communications Stock"), and the other class is authorized as U S WEST Media Group Common Stock ("Media Stock"). Effective November 1, 1995, each share of common stock of U S WEST Colorado converted into one share of Communications Stock and one share of Media Stock.

    The Communications Stock and Media Stock are designed to provide shareholders with separate securities that are intended to reflect separately the communications businesses of U S WEST Communications and certain other subsidiaries of the Communications Group, and the multimedia businesses of the Media Group.

    The Communications Group is comprised of U S WEST Communications, U S WEST Communications Services, Inc., U S WEST Federal Services, Inc., U S WEST Advanced Technologies, Inc. and U S WEST Business Resources, Inc. U S WEST Communications comprised approximately 97 percent of the revenues and 98 percent of the assets of the Communications Group in 1995.

    The Media Group is comprised of U S WEST Marketing Resources Group, Inc., a publisher of White and Yellow Pages telephone directories and other information services including database marketing and other interactive services, U S WEST NewVector Group, Inc., which provides communications and information products and services over wireless networks, U S WEST Multimedia Communications, Inc., which owns domestic cable television operations and investments, and U S WEST International Holdings, Inc., which primarily owns investments in international cable and telecommunications, wireless communications and directory publishing operations.

    Dividends paid to the holders of Communications Stock are currently $0.535 per share per quarter. Dividends on the Communications Stock will be paid at the discretion of the Board of Directors of U S WEST, based primarily upon the financial condition, results of operations and business requirements of the Communications Group and the Company as a whole. With regard to the Media Stock, the Board of Directors of U S WEST currently intends to retain future earnings, if any, for the development of the Media Group's businesses and does not anticipate paying dividends on the Media Stock in the foreseeable future.

    TELECOMMUNICATIONS ACT OF 1996. On February 1, 1996, the House of Representatives and the Senate approved a final bill that is intended to promote competition between local telephone companies, long-distance carriers and cable television operators. This bill was signed into law on February 8, 1996, and replaces the antitrust consent decree that broke up the "Bell System" in 1984. Major provisions of the legislation include the pre-emption of state regulations that prohibit competition. The Act allows local telephone companies, long-distance carriers and cable television companies to enter each other's lines of business. To participate in the interLATA long-distance business within their regions, the Regional Bell Operating Companies must first open their local networks to facilities-based competition by satisfying a detailed list of requirements, including interconnection and number portability. The legislation also eliminates within three years most regulation of cable television rates. The Act lifts the ban on cross-ownership between cable television and telephone companies, permitting the Regional Bell Operating Companies to enter into the cable business within their respective service territories, but prohibits them from doing so through the purchase of existing cable companies, except in rural communities. The legislation reaffirms the concept of universal service and directs the Federal Communications Commission and the states to determine universal service funding policy. The Federal Communications Commission and state regulators have been given the responsibility to interpret and oversee the implementation of this legislation.

COMMUNICATIONS GROUP

    OPERATIONS. The principal types of telecommunications services offered by the Communications Group are (i) local service, (ii) exchange access service (which connects customers to the facilities of interLATA service providers), and
(iii) intraLATA long-distance network service. For the year ended December 31, 1995, local service, exchange access service and intraLATA long distance network service accounted for 46%, 33% and 13%, respectively, of the sales and other revenues of the Communications Group. At December 31, 1995, U S WEST Communications had approximately 14,847,000 telephone network access lines in service, a 3.6% increase over year end 1994. Excluding the effect of the sale of approximately 95,000 rural telephone access lines during 1995, access lines increased 4.2% over year end 1994. In 1995, revenues from a single customer, AT&T, accounted for approximately

11% of the sales and other revenues of the Communications Group, and 9% of the sales and other revenues of U S WEST. The Communications Group expensed $22 million, $31 million and $42 million for research and development costs in 1995, 1994 and 1993, respectively.

    U S WEST Communications incurred capital expenditures of approximately $2.7 billion in 1995 and expects to incur approximately $2.5 billion in 1996. The 1995 capital expenditures of U S WEST Communications were substantially devoted to the continued modernization of telephone plant, to improve customer services and to accommodate additional line capability in several states.

    DEVELOPMENT OF BROADBAND NETWORK. A market trial for a broadband network capable of providing voice, data and video services to customers commenced in the Omaha area in August, 1995. The Communications Group does not intend to expand this service offering beyond the Omaha area because of service cost and pricing issues. The Communications Group does plan to continue to provide the system that delivers basic, premium and pay-per-view video services in the Omaha area. The Communications Group is evaluating the relative costs of alternative video technologies, as well as the near-term feasibility of interactive services. To satisfy anticipated demand for combined video and telephony services on a cost-effective basis, the Communications Group's strategy may include selective investments in wireless cable technologies.

    THE RESTRUCTURING PLAN. U S WEST announced in 1993 that U S WEST Communications would implement a plan (the "Restructuring Plan") designed to provide faster, more responsive customer service and improved repair capabilities while reducing the cost of providing these services. As part of the Restructuring Plan, the Communications Group is developing new systems and enhanced system functionality that will enable it to monitor networks to reduce the risk of service interuptions, activate telephone service on demand, rapidly design and engineer products and services for customers, and centralize its service centers. The Communications Group has consolidated its 560 customer service centers into 26 centers in ten cities and plans on reducing its work force by approximately 10,000 employees in connection with the Restructuring Plan. Work force reductions under the Restructuring Plan will be partially offset by the effects of higher than anticipated volumes of business and the achievement of customer service objectives. All service centers are operational and supported by new systems and system functionality. The Restructuring Plan is expected to be substantially completed by the end of 1997. Implementation has been affected by growth in the business and related service issues, new business opportunities, revisions to system delivery schedules and productivity issues caused by the major rearrangement of resources due to restructuring. These issues will continue to affect the timing of employee separations. See "Costs and Expenses" and "Restructuring Charge" under Management's Discussion and Analysis of Financial Condition and Results of Operations on p. B-9 and p. B-10.

    REGULATION. U S WEST Communications is subject to varying degrees of regulation by state commissions with respect to intrastate rates and service, and access charge tariffs. U S WEST is also subject to the jurisdiction of the FCC with respect to interstate access tariffs (that specify the charges for the origination and termination of interstate communications) and other matters.

    U S WEST's interstate services have been subject to price-cap regulation by the FCC since January 1991. Price caps are an alternative form of regulation designed to limit prices rather than profits. However, the FCC's price cap plan includes sharing of earnings in excess of authorized levels. In March, 1995, the FCC issued an interim order on price cap regulation. The price cap index for most services is annually adjusted for inflation, productivity level and exogenous costs, and has resulted in reduced access prices paid by interexchange carriers to local telephone companies. The interim order also provides for three productivity options, including a no-sharing option, and for increased flexibility for adjusting prices downward in response to competition. In 1995, the Communications Group selected the lowest productivity option while, prior to this interim order, the Communications Group used an optional higher productivity factor in determining prices. Consequently, the Communications Group expects the order to have no significant near-term impact.

    U S WEST Communications is currently working with state regulators to gain approval of initiatives, including efforts to rebalance prices, advance competitive parity and implement simplified forms of price and service quality regulation. State and local regulatory authorities may also regulate certain terms and conditions of the offering of wireless services, such as the siting and construction of transmitter towers, antennas and equipment shelters and zoning and building permit approvals. See "Competitive and Regulatory Environment" under Management's Discussion and Analysis of Financial Condition and Results of Operations on p. B-22.

    COMPETITION. The Communications Group faces competition in the local exchange business, exchange access and intraLATA long-distance markets, primarily from competitive access providers ("CAPS") and interexchange carriers. CAPs compete with the Communications Group by providing large business customers with high-capacity network services that connect to interexchange carrier facilities or other business locations within a serving LATA. Interexchange carriers compete with the Communications Group by providing intraLATA long-distance services. Such competition is eroding U S WEST Communications' market share of intraLATA long-distance services, including Wide Area Telephone Service and "800" services. Interexchange carriers are competing in this area by offering lower prices and packaging these services on an intraLATA and interLATA basis.

    Technological advancements and regulatory changes will increase competition in the future. Current competitors, including CAPs and interexchange carriers, are positioning themselves to offer local exchange services. New competitors that are affiliates of cable television companies and power companies also are expected to play a greater role in offering local exchange services. In addition to local exchange services, competitors are expected to offer services that will compete with those U S WEST Communications plans to offer, including video programming and interactive multimedia services. Services offered by cellular and PCS operators also will compete with existing and future services of U S WEST Communications, including future wireless services. AT&T's entrance into the wireless communications business through its acquisition of McCaw Cellular Communications, Inc. may create increased competition in local exchange as well as wireless services. The loss of local exchange customers to competitors would affect multiple revenue streams of U S WEST Communications.

    The adoption of the Telecommunications Act of 1996 will have an impact on the competition faced by the Communications Group. See "Recent Developments -- Telecommunications Act of 1996," and "Competitive and Regulatory Environment" under Management's Discussion and Analysis of Financial Condition and Results of Operations on p. B-22.

MEDIA GROUP

    OPERATIONS. The Media Group is comprised of (i) cable and telecommunications network businesses outside of the Communications Group Region and internationally, (ii) domestic and international wireless communications network businesses and (iii) domestic and international directory and information services businesses. For the year ended December 31, 1995, domestic and international directory and information services businesses accounted for 10% of the sales and other revenues of U S WEST. The Media Group expensed $3 million, $6 million and $5 million for research and development costs in 1995, 1994 and 1993, respectively.

    CABLE  AND  TELECOMMUNICATIONS.    The  Media  Group's  domestic  cable  and
telecommunications operations are conducted through U S WEST Multimedia Communications, Inc. ("U S WEST Multimedia") and consist of domestic cable properties and investments outside of the Communications Group Region, including U S WEST Multimedia's ownership of cable systems in the Atlanta, Georgia metropolitan area (the "Atlanta Systems") and its investment in Time Warner Entertainment Company L.P. ("TWE" or "Time-Warner Entertainment"), the second largest provider of cable television services in the United States.

    On February 27, 1996, U S WEST announced a definitive agreement to merge with Continental Cablevision, Inc. for a combination of cash, U S WEST preferred stock (convertible to Media Stock)
and shares of Media Stock valued at $5.3 billion. The transaction also involves an assumption of debt and other obligations amounting to approximately $5.5 billion. See "Recent Developments -- Agreement to Acquire Continental Cablevision, Inc."

    The Media Group's international cable and telecommunications operations are conducted through U S WEST International Holdings, Inc. ("U S WEST International") and include investments in cable and telecommunications that focus on serving mass market business and residential customers in key geographic markets. To decrease investment risk and gain access to technical skills and capabilities, U S WEST International's strategy has been to make these investments with other major cable television companies, including Time Warner Inc. and Tele-Communications, Inc. In certain circumstances, foreign laws require the participation of local partners in these ventures.

    U S WEST International, through subsidiaries, owns a 26.8 percent interest in TeleWest plc ("TeleWest"), the largest provider of combined cable television and residential and business telecommunications services in the United Kingdom. In 1995, TeleWest Communications plc merged its cable television and telephony interests with SBC CableComms (UK) to form TeleWest. An affiliate of Tele-Communications, Inc., ("TCI International") also owns a 26.8 percent interest in TeleWest, with the remaining interests held by the public.

    WIRELESS COMMUNICATIONS. U S WEST NewVector Group, Inc. ("NewVector") provides cellular services to customers over wireless networks in 26 metropolitan service areas and 28 rural service areas located primarily in the Communications Group Region. NewVector's cellular services provide customers with high-quality and readily available two-way communications services that interconnect with local and long-distance telephone networks. As of December 31, 1995, NewVector had approximately 1,463,000 cellular customers, a 51 percent increase from December 31, 1994.

    In 1994, the Company entered into a definitive agreement with AirTouch Communications to combine their domestic cellular assets. AirTouch's initial equity ownership of the joint venture will be approximately 70 percent and the Media Group's will be approximately 30 percent. The combination will take place in two phases. During Phase I, which U S WEST entered effective November 1, 1995, the two companies are operating their cellular properties separately. A Wireless Management Company ("WMC") has been formed and is providing centralized services to both companies on a contract basis. In Phase II, AirTouch and U S WEST will contribute their domestic cellular assets to the WMC. The recent passage of the Telecommunications Act of 1996 has removed significant regulatory barriers to completion of Phase II of the business combination, and the Company expects that Phase II closing could take place by the end of 1996 or in early 1997.

    U S WEST has entered into a venture with AirTouch Communications, Bell Atlantic and NYNEX Corporation to form a strategic national wireless alliance. U S WEST has entered into a separate venture with the same partners to provide personal communications services ("PCS"). This PCS venture, known as PCS PrimeCo, acquired rights to 11 licenses in 1995 in the Federal Communications Commission's auction of PCS radio spectrum. The 11 licenses cover 57 million people in Chicago, Dallas, Honolulu, Houston, Jacksonville, Miami, Milwaukee, New Orleans, Richmond, San Antonio and Tampa.

    U S WEST International owns interests in wireless communications systems or investments in several countries, including the United Kingdom, Malaysia, Russia, Hungary, the Czech Republic, the Slovak Republic and Japan.

    U S WEST International, through subsidiaries, owns 50 percent of Mercury One 2 One, a 50-50 joint venture between subsidiaries of U S WEST International and Cable & Wireless plc. Mercury One 2 One operates a PCS system in the United Kingdom. Mercury One 2 One's PCS is a digital cellular communications service designed to offer consumers higher quality service, increased privacy and more features at lower prices than existing cellular communications systems. To meet growing customer demand, Mercury One 2 One has expanded its coverage to reach 30 percent of the United Kingdom's population.

    DIRECTORY AND INFORMATION SERVICES. The Media Group, through Marketing Resources, provides directory publishing as well as database marketing and interactive services. Marketing Resources publishes, prints and sells advertising in more than 300 White and Yellow Pages directories in the Communications Group Region. Marketing Resources' growth strategy is to increase its advertiser base through expanded marketing efforts, the expansion of core products, such as new targeted directories for specific neighborhoods or industries and development of new directory features, and the development and packaging of new information products, such as local audiotext services. Marketing Resources' yellow pages directory advertising business had revenue growth of approximately 6.4 percent in 1995.

    Marketing Resources also provides database marketing services that enable businesses to segment and target customers and is developing the capability to provide one-to-one marketing over interactive networks. In the future Marketing Resources plans to develop, package, market and distribute integrated, interactive communications, entertainment, information and transaction services over networks operated by the Media Group and others, including the networks of the Communications Group in the Communications Group Region.

    U S WEST International owns 100 percent of Thomson Directories, which it acquired in 1994. Thomson Directories annually publishes 156 directories in the United Kingdom, reaching 46 million people, or 80 percent of all households, in the United Kingdom. U S WEST International owns a 50 percent interest in Listel, Brazil's largest telephone directory publisher, which it acquired in 1994. U S WEST International also owns 100 percent of Polska, which publishes 32 directories in Poland with a combined circulation of approximately 1.7 million.

    In June 1995, a subsidiary of U S WEST International purchased a 9.01% interest in Flextech plc ("Flextech"), one of the United Kingdom's largest providers of cable television and satellite programming. U S WEST International has the right to appoint one representative to Flextech's board of directors.

    REGULATION. The products and services of the Media Group are subject to varying degrees of regulation. Under the Telecommunications Act of 1996, the regulation of cable television rates will be discontinued effective March 31, 1999, or earlier if competition exists. The same Act also (i) eliminates certain cross-ownership restrictions among cable operators, broadcasters and multichannel, multipoint distribution system operators, (ii) removes barriers to competition with local exchange providers, and (iii) eliminates restrictions that previously applied to the Media Group relating to long-distance services.

    Cable television systems are also subject to local regulation, typically imposed through the franchising process. Local officials may be involved in the initial franchise selection, system design and construction, safety, rate regulation, customer service standards, billing practices, community-related programming and services, franchise renewal and imposition of franchise fees.

    The Media Group is subject to various regulations in the foreign countries in which it has operations. In the United Kingdom, the licensing, construction, operation, sale and acquisition of cable and wireline and wireless communications systems are regulated by various governmental entities, including the Department of Trade and Industry and the Department of National Heritage.

    COMPETITION. U S WEST Multimedia's cable television systems generally compete for viewer attention with programming from a variety of sources, including the direct reception of broadcast television signals by the viewer's own antenna, subscription and low power television stations, multichannel multipoint distribution systems ("MMDS" or "wireless cable"), satellite master antenna ("SMATV") service, direct broadcast satellite ("DBS") services, telephone companies, including other RBOC's, and other cable companies within an operating area. The extent of such competition in any franchise area is dependent, in part, upon the quality, variety and price of the programming provided by these technologies. Many of these competitive technologies are generally not subject to the same local government regulation that affects cable television. Cable television systems are also in competition for both viewers and advertising in varying degrees with other communications and entertainment media, and such competition may increase with the development and growth of new technologies. TeleWest's cable television services compete with broadcast television stations, DBS services, SMATV systems and certain narrowband operators in the United Kingdom.

    U S WEST Multimedia will be offering telecommunications services in competition with the dominant local exchange carriers ("LECs"), CAPs and other potential providers of telephone services in local domestic markets, including the interexchange carriers such as AT&T, MCI Communications and Sprint Corp. The degree of competition will be dependent upon the state and federal regulations concerning entry, interconnection requirements, and the degree of unbundling of the LECs' networks. Competition will be based upon price, service quality and breadth of services offered. TeleWest's telecommunications services compete with domestic telephone companies in the United Kingdom, such as British Telecommunications plc.

    New Vector's wireless business is subject to FCC regulation and licensing requirements. To assure competition, the FCC has awarded two competitive cellular licenses in each market. Many competing cellular providers are substantial businesses with experience in broadcasting, telecommunications, cable television and radio common carrier services. In many markets, competing cellular service is provided by businesses owned or controlled by a LEC, AT&T or other major telephone companies. Competition is based upon the price of cellular service, the quality of the service and the size of the geographic area served. The development of PCS services will create multiple new competitors for NewVector's wireless businesses. Competition for the provision of wireless services is also provided by providers of enhanced specialized mobile radio services. In the United Kingdom, Mercury One 2 One's operations compete with two established cellular providers and one PCS provider. In addition, Mercury One 2 One competes in the consumer market with telephone companies such as British Telecommunications plc.

    Marketing Resources' directory publishing businesses continue to face significant competition from local and national publishers of directories, as well as other advertising media such as newspapers, magazines, broadcast media, direct mail and operator assisted services. Directory listings are now offered in electronic data bases through telephone company and third party networks. As such offerings expand and are enhanced through interactivity and other features, the Company will experience heightened competition in its directory publishing businesses. Marketing Resources will continue to expand its core products and develop and package new information products to meet its customers' needs. Marketing Resources' database marketing services also continue to face competition from direct mail list providers, co-op direct mail programs and coupon programs. Marketing Resources will also face emerging competition in the provision of interactive services from cable and entertainment companies, on-line services, advertising agencies specializing in interactive advertising and many small companies who are information providers. Many of these potential competitors may also be joint venture partners, suppliers or distributors.

    The actions of public policy makers play an important role in determining how increased competition affects the Media Group. The Media Group is working with regulators and legislators to help ensure that public policies are fair and in the best interests of customers.

    See "Competitive and Regulatory Environment" under Management's Discussion and Analysis of Financial Condition and Results of Operation on p. B-22.

ITEM 2.  PROPERTIES.

    The properties of U S WEST do not lend themselves to description by character and location of principal units. At December 31, 1995, the majority of U S WEST property was utilized in providing telecommunications services by U S WEST Communications. Substantially all of U S WEST Communications' central office equipment is located in owned buildings situated on land owned in fee, while many garages and administrative and business offices are in leased quarters.

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

    On September 22, 1995, U S WEST filed a lawsuit in Delaware Chancery Court to enjoin the proposed merger of Time Warner and Turner Broadcasting. U S WEST has alleged breaches of contract and fiduciary duties by Time Warner in connection with this proposed merger. Time Warner filed a countersuit against U S WEST on October 11, 1995, alleging misrepresentation, breach of contract and other misconduct on the part of U S WEST. Time Warner's countersuit seeks a reformation of the Time Warner Entertainment partnership agreement, an order that enjoins U S WEST from breaching the partnership agreement and unspecified compensatory damages. U S WEST has denied each of the claims in Time Warner's countersuit. Trial for this action concluded on March 22, 1996. A ruling by the Delaware Chancery Court is expected in June 1996.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not applicable.

                         EXECUTIVE OFFICERS OF U S WEST

    Pursuant to General Instructions G(3), the following information is included as an additional item in Part I:

                                                                                                            DATE ASSUMED
                                                                                                               PRESENT
                                                           POSITION                               AGE         POSITION
                                   ---------------------------------------------------------      ---      ---------------
James T. Anderson                  Acting Executive Vice President & Chief Financial Officer          56         1984(1)
Charles M. Lillis                  Executive Vice President & President and Chief Executive           54         1987(2)
                                   Officer, U S WEST Media Group
Richard D. McCormick               Chairman of the Board, Chief Executive Officer &                   55         1986(3)
                                   President
Charles P. Russ, III               Executive Vice President-Law and Human Resources, General          51         1992
                                   Counsel & Secretary
James H. Stever                    Executive Vice President - Public Policy                           52         1993
Solomon D. Trujillo                Executive Vice President & President and Chief Executive           44         1995(4)
                                   Officer, U S WEST Communications, Inc.

------------------------------
(1)
  Mr. Anderson was elected Acting Executive Vice President and Chief Financial Officer effective October 6, 1995; he has been Vice President and Treasurer since 1984.

(2)
  Mr. Lillis was elected President and Chief Executive Officer, U S WEST Media Group effective August 22, 1995.

(3)
  Mr. McCormick was appointed Chief Executive Officer on January 1, 1991, and was elected Chairman of the Board effective May 1, 1992.

(4)
  Mr.Trujillo was elected President and Chief Executive Officer of U S WEST Communications, Inc. effective July 1, 1995, and Executive Vice President, U S WEST, Inc. effective October 6, 1995. Previously, Mr. Trujillo was President and Chief Executive Officer of U S WEST Marketing Resources Group, Inc.

    Executive Officers are not elected for a fixed term of office, but serve at the discretion of the Board of Directors.

    Each of the above executive officers has held a managerial position with U S WEST or an affiliate of U S WEST since 1991, except for Mr. Russ. Mr. Russ was Vice President, Secretary and General Counsel of NCR Corporation from February, 1984 to June, 1992.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The information required by this item is included in Note 21, Quarterly Financial Data, on page B-63. The U.S. markets for trading in U S WEST common stock are the New York Stock Exchange and the Pacific Stock Exchange. As of December 31, 1995, U S WEST Communications Group common stock was held by approximately 775,125 shareholders of record and U S WEST Media Group common stock was held by approximately 770,346 shareholders of record.

ITEM 6.  SELECTED FINANCIAL DATA.

    Reference is made to the information set forth on pages B-1 through B-2.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    Reference is made to the information set forth on pages B-3 through B-26.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    Reference is made to the information set forth on pages B-29 through B-63.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Coopers & Lybrand L.L.P. has served as the Company's independent auditor, and Arthur Andersen LLP has served as the primary auditing firm for major subsidiaries within U S WEST Media Group, since 1984. In view of the Company's new targeted stock structure, the Company determined, following a recommendation of the Audit Committee, that it will be more efficient and effective for the Company to have a single firm perform the auditing function for the entire business.

    During the Company's two most recent fiscal years ended December 31, 1995 and December 31, 1994, the reports of Coopers & Lybrand L.L.P. on the Company's financial statements contained no adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. In addition, during such fiscal years and the interim periods thereafter: (1) no disagreements with Coopers & Lybrand L.L.P. have occurred on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Coopers & Lybrand L.L.P., would have caused it to make reference to the subject matter of the disagreement in connection with its report on the Company's financial statements; (2) no reportable events involving Coopers & Lybrand L.L.P. have occurred that must be disclosed under applicable securities laws; and (3) the Company has not consulted with Arthur Andersen LLP on items that concerned the application of accounting principles to a specific transaction, either completed or proposed, or on the type of audit opinion that might be rendered on the Company's financial statements.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information required by this item with respect to executive officers is set forth in Part I, page 8, under the caption "Executive Officers of U S WEST."

    The information required by this item with respect to Directors is included in the U S WEST definitive Proxy Statement dated April 8, 1996 ("Proxy Statement") under "Election of Directors" on pages 4 through 6 and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

    The information required by this item is included in the Proxy Statement under "Executive Compensation" on pages 8 through 20 and "Compensation of Directors" on pages 3 and 4 and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information required by this item is included in the Proxy Statement under "Securities Owned by Management" on page 4 and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Not applicable.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) Documents filed as part of this report:

                                                                                               PAGE
                                                                                              NUMBER
                                                                                      ----------------------
(1) --     Report of Independent Accountants........................................           B-27
(2) --     Consolidated Financial Statements:
           Consolidated Statements of Operations -- for the years ended December 31,
            1995, 1994 and 1993.....................................................    B-29 through B-30
           Consolidated Balance Sheets as of December 31, 1995 and 1994.............           B-31
           Consolidated Statements of Cash Flows -- for the years ended December 31,
            1995, 1994 and 1993.....................................................           B-32
           Notes to Consolidated Financial Statements...............................    B-33 through B-63
(3) --     Consolidated Financial Statement Schedule:
           Report of Independent Accountants........................................            --
           II -- Valuation and Qualifying Accounts..................................           S-1
(4) --     U S WEST Communications Group Combined Financial Statements:.............
           Report of Independent Accountants........................................           C-16
           Combined Statements of Operations -- for the years ended December 31,
            1995, 1994 and 1993.....................................................           C-17
           Combined Balance Sheets as of December 31, 1995 and 1994.................           C-18
           Combined Statements of Cash Flows -- for the years ended December 31,
            1995, 1994 and 1993.....................................................           C-19
           Notes to the Combined Financial Statements...............................    C-20 through C-38
(5) --     U S WEST Media Group Combined Financial Statements:
           Report of Independent Accountants........................................           D-22
           Combined Statements of Operations -- for the years ended December 31,
            1995, 1994 and 1993.....................................................           D-23
           Combined Balance Sheets as of December 31, 1995 and 1994.................           D-24
           Combined Statements of Cash Flows -- for the years ended December 31,
            1995, 1994 and 1993.....................................................           D-25
           Notes to the Combined Financial Statements...............................    D-26 through D-55

    Financial statement schedules other than those listed above have been omitted because the required information is contained in the financial statements and notes thereto, or because such schedules are not required or applicable.

    (b) Reports on Form 8-K:

        U S WEST filed the following reports on Form 8-K during the fourth quarter of 1995:

        (i)  report dated October 6, 1995,  reporting the resignation of Richard
    B. Cheney from the U S WEST board of directors and filing a Form of Underwriting Agreement and a Form of Note concerning the 6 3/4% Notes due October 1, 2005, issued by U S WEST Capital Funding, Inc.;

        (ii) report dated October 27, 1995, relating to a release of earnings for the period ended September 30, 1995, reporting a change in U S WEST's certifying accountant, and filing a Form of Note, a Form of Distribution Agreement, a Form of Fixed-Rate Medium-Term Note, and Form of Floating Rate Medium-Term Note concerning the U S WEST Capital Funding, Inc. 6.31% Notes due November 1, 2005, unconditionally guaranteed as to payment of principal and interest by U S WEST, Inc.; and

       (iii) report dated November 2, 1995, filing a Form of Fixed Rate Global Note and a Form of Floating Rate Global Note concerning the $500,000,000 U S WEST Capital Funding, Inc. Medium-Term Notes due nine months or more from the date of issue, unconditionally guaranteed as to payment of principal, premium, if any, and interest, by U S WEST, Inc.

    (c) Exhibits:

        Exhibits identified in parentheses below, on file with the Securities and Exchange Commission ("SEC"), are incorporated herein by reference as exhibits hereto.

  EXHIBIT
  NUMBER
-----------
        (3a)    --      Restated  Certificate of Incorporation of U S WEST,  Inc. (originally incorporated May 12, 1995 under the same name) executed October 31, 1995 (Annex II to Registration Statement No. 33-59315).
         3b     --      Bylaws of U S WEST, Inc. as amended March 15, 1996.
        (4a)    --      Form of Amended and Restated Rights Agreement between U S WEST, Inc. and State Street Bank and  Trust
                        Company, as Rights Agent (Exhibit 4-A to Registration Statement No. 33-59315)
         4b     --      No  instrument which defines the  rights of holders of  long and intermediate term  debt of U S WEST,
                        Inc.  and  all   of  its  subsidiaries   is  filed   herewith  pursuant  to   Regulation  S-K,   Item
                        601(b)(4)(iii)(A). Pursuant to this regulation, the Registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.
       (10a)    --      Reorganization and Divestiture Agreement dated as of November 1, 1983, between American Telephone and
                        Telegraph  Company and its  affiliates, U S WEST,  Inc., The Mountain  States Telephone and Telegraph
                        Company, Northwestern Bell Telephone Company, Pacific Northwest Bell Telephone Company and  NewVector
                        Communications, Inc. (Exhibit 10a to Form 10-K, date of report March 8, 1984, File No. 1-3501).
       (10b)    --      Shared  Network Facilities  Agreement dated  as of  January 1,  1984, between  American Telephone and
                        Telegraph Company,  AT&T Communications  of the  Midwest,  Inc., The  Mountain States  Telephone  and
                        Telegraph  Company, Northwestern Bell Telephone Company  and Pacific Northwest Bell Telephone Company
                        (Exhibit 10b to Form 10-K, date of report March 8, 1984, File No. 1-3501).
       (10c)    --      Agreement Concerning Termination of the Standard Supply Contract effective December 31, 1983, between
                        American Telephone and Telegraph Company, Western Electric Company, Incorporated, The Mountain States
                        Telephone and Telegraph

  EXHIBIT
  NUMBER
-----------
                        Company, Northwestern Bell Telephone  Company, Pacific Northwest Bell  Telephone Company and  Central
                        Services Organization (Exhibit 10d to Form 10-K, date of report March 8, 1984, File No, 1-3501).
       (10d)    --      Agreement  Concerning  Certain  Centrally Developed  Computer  Systems effective  December  31, 1983, between American  Telephone  and  Telegraph  Company, Western  Electric  Company,  Incorporated,  The
                        Mountain  States  Telephone  and  Telegraph Company,  Northwestern  Bell  Telephone  Company, Pacific
                        Northwest Bell Telephone Company and Central Services Organization (Exhibit 10e to Form 10-K, date of report March 8, 1984, File No. 1-3501).
       (10e)    --      Agreement Concerning  Patents, Technical  Information  and Copyrights  effective December  31,  1983, between  American Telephone and Telegraph Company and U S  WEST, Inc. (Exhibit 10f to Form 10-K, date of report March 8, 1984, File No. 1-3501).
       (10f)    --      AMPS Software Agreement effective December 31, 1983, between American Telephone and Telegraph Company and NewVector Communications, Inc. (Exhibit 10h to Form 10-K, date of report March 28, 1984, File No.
                        1-8611).
       (10g)    --      Agreement Concerning Contingent Liabilities, Tax Matters and Termination of Certain Agreements  dated as  of  November 1,  1983, between  American Telephone  and Telegraph  Company, U  S WEST,  Inc., The
                        Mountain States  Telephone  and  Telegraph  Company, Northwestern  Bell  Telephone  Company,  Pacific
                        Northwest  Bell Telephone Company and NewVector Communications,  Inc. (Exhibit 10h to Form 10-K, date of report March 8, 1984, File No. 1-3501).
       (10h)    --      Agreement Concerning Trademarks, Trade Names and  Service Marks effective December 31, 1983,  between
                        American  Telephone  and  Telegraph  Company,  American  Information  Technologies  Corporation, Bell
                        Atlantic Corporation,  BellSouth  Corporation,  Cincinnati Bell,  Inc.,  NYNEX  Corporation,  Pacific
                        Telesis  Group, The  Southern New England  Telephone Company,  Southwestern Bell Corporation  and U S
                        WEST, Inc. (Exhibit 10i to Form 10-K, date of report March 8, 1984, File No. 1-3501).
       (10i)    --      U S WEST, Inc. Short-Term  Incentive Plan (Exhibit 10i  to Form 10-K filed  March 19, 1993, File  No.
                        1-8611).
       (10j)    --      Financial  Counseling Program for Officers  of U S WEST (Exhibit  10-ee to Registration Statement No.
                        2-87861).
       (10k)    --      U S  WEST  Deferred Compensation  Plan  for Non-Employee  Directors  (Exhibit 10-ff  to  Registration
                        Statement No. 2-87861).
       (10l)    --      Description  of U  S WEST  Insurance Plan  of Non-Employee  Directors' Travel  and Accident Insurance
                        (Exhibit 10-gg to Registration Statement No. 2-87861).
       (10m)    --      Extract from the U S  WEST Management Pension Plan regarding  limitations on and payments of  pension amounts  which  exceed the  limitations  contained in  the  Employee Retirement  Income  Security Act
                        (Exhibit 10-hh to Registration Statement No. 2-87861).
       (10n)    --      U S WEST Executive  Non-Qualified Pension Plan (Exhibit  10o to Form 10-K,  date of report March  29,
                        1989, File No. 1-8611).
       (10o)    --      Amended U S WEST Deferred Compensation Plan (Annex X to Registration Statement No. 33-59315).
       (10p)    --      Description  of U S WEST  Directors' Retirement Benefit Plan  (Exhibit 10p to Form  SE filed March 5,
                        1992, File No. 1-8611).
       (10q)    --      Amended U S WEST 1994 Stock Plan (Annex IX to Registration Statement No. 33-59315).
       (10r)    --      Shareholders' Agreement dated as  of January 1,  1988 among Ameritech  Services, Inc., Bell  Atlantic
                        Management Services, Inc., BellSouth Services Incorporated, NYNEX

  EXHIBIT
  NUMBER
-----------
                        Service Company, Pacific Bell, Southwestern Bell Telephone Company, The Mountain States Telephone and
                        Telegraph  Company, Northwestern Bell Telephone Company  and Pacific Northwest Bell Telephone Company
                        (Exhibit 10r to Form SE filed March 5, 1992, File No. 1-8611).
       (10s)    --      U S  WEST Senior  Management Long  Term Disability  and Survivor  Protection Plan  (Exhibit 10-dd  to
                        Registration Statement No. 2-87861).
       (10t)    --      U  S WEST Mid-Career Pension Plan (Exhibit 10u to Form  10-K, date of report March 29, 1989, File No.
                        1-8611).
        10u     --      Form of U S WEST, Inc. Non-Qualified Stock Option Agreement.
        10v     --      Form of U S WEST, Inc. Restricted Stock Agreement.
       (10w)    --      Employment letter from Richard D. McCormick to Charles  P. Russ, III dated May 11, 1992 (Exhibit  10w to Form 10-K, date of report March 7, 1995).
       (10x)    --      Admission  Agreement dated as of May 16, 1993 between Time Warner Entertainment Company, L.P. and U S
                        WEST, Inc. (Exhibit 10 to Form 8-K filed May 24, 1993).
        10y     --      Form of U S WEST, Inc. Executive Change of Control Agreement.
        10z     --      Form of Change of Control Agreement for Chief Executive Officer.
        10aa    --      Form of Group Executive Change of Control Agreement.
        10ab    --      Form of Executive Severance Agreement.
       (10ac)    --     U S WEST, Inc. Executive Long-Term Incentive Plan (Exhibit 10ad to Form 10-K, date of report March 7,
                        1995).
       (10ad)    --     U S WEST, Inc. Executive Short-Term Incentive Plan  (Exhibit 10ae to Form 10-K, date of report  March
                        7, 1995).
        10ae    --      Agreement  and Plan of Merger between U S WEST, Inc. and Continental Cablevision Inc., dated February
                        27, 1996.
        10af    --      Stockholders' Agreement among  certain stockholders of  Continental Cablevision, Inc.  and U S  WEST,
                        Inc. dated February 27, 1996.
        11      --      Statement Re Computation of Per Share Earnings.
        12      --      Computation  of Ratio of Earnings to Fixed Charges of U S WEST, Inc. and U S WEST Financial Services,
                        Inc.
        21      --      Subsidiaries of U S WEST, Inc.
        23      --      Consent of Independent Accountants.
        24      --      Powers of Attorney.
        27      --      Financial Data Schedule.
        99      --      Annual Report on Form 11-K for the U S  WEST Savings Plan/ESOP for the year ended December 31,  1995, to be filed by amendment.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Englewood, State of Colorado, on March 28, 1996.

                                          U S WEST, Inc.

                                          By:        /s/ JAMES T. ANDERSON

                                             -----------------------------------
                                                      James T. Anderson
                                             ACTING EXECUTIVE VICE PRESIDENT AND
                                                   CHIEF FINANCIAL OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

PRINCIPAL EXECUTIVE OFFICER:
/s/ Richard D. McCormick*                     Chairman of the Board, President and Chief
                                               Executive Officer

PRINCIPAL FINANCIAL OFFICER:
/s/ James T. Anderson                         Acting Executive Vice President and Chief
                                               Financial Officer

DIRECTORS:
/s/ Remedios Diaz-Oliver*
/s/ Grant A. Dove*
/s/ Allan D. Gilmour*
/s/ Pierson M. Grieve*
/s/ Shirley M. Hufstedler*
/s/ Allen F. Jacobson*
/s/ Richard D. McCormick*
/s/ Marilyn C. Nelson*
/s/ Frank Popoff*
/s/ Jerry O. Williams*

*By       /s/ JAMES T. ANDERSON
      --------------------------------------
             James T. Anderson
   (FOR HIMSELF AND AS ATTORNEY-IN-FACT)

Dated March 28, 1996

                        INDEPENDENT ACCOUNTANTS' REPORT

    Our report on the consolidated financial statements of U S WEST, Inc., which includes an explanatory paragraph regarding the discontinuance of accounting for the operations of U S WEST Communications, Inc. in accordance with Statement of Financial Accounting Standard No. 71, "Accounting for the Effects of Certain Types of Regulation," in 1993, is included on page B-45 of this Form 10-K. In connection with our audits of such consolidated financial statements, we have also audited the related consolidated financial statement schedule listed in the index on page S-1 of this Form 10-K for the years ended December 31, 1995, 1994 and 1993.

    In our opinion, the consolidated financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

                                          COOPERS & LYBRAND L.L.P.
                                          Denver, Colorado
                                          February 12, 1996

                                 U S WEST, INC.
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN MILLIONS)

                                                             BALANCE AT    CHARGED   CHARGED TO                  BALANCE AT
                                                              BEGINNING      TO         OTHER                      END OF
                                                              OF PERIOD    EXPENSE    ACCOUNTS     DEDUCTIONS      PERIOD
                                                             -----------  ---------  -----------  -------------  -----------
ALLOWANCE FOR CREDIT LOSSES
    Year 1995..............................................   $      62   $     122(a)  $      13   $     109(b)  $      88
    Year 1994..............................................          54          91(a)          3          86(b)         62
    Year 1993..............................................          59          83(a)          1          89(b)         54
RESERVES RELATED TO 1993 BUSINESS RESTRUCTURING, INCLUDING
 FORCE AND FACILITY CONSOLIDATION
    Year 1995..............................................         702      --          --               334           368
    Year 1994..............................................         935      --          --               233           702
    Year 1993..............................................      --           1,000      --                65           935
RESERVES RELATED TO 1991 BUSINESS RESTRUCTURING, INCLUDING
 FORCE REDUCTIONS AND THE WRITE OFF OF CERTAIN INTANGIBLE
 ASSETS
    Year 1995..............................................      --          --          --            --            --
    Year 1994..............................................          95      --          --                95        --
    Year 1993..............................................         215      --          --               120            95
CAPITAL ASSETS SEGMENT:
  REAL ESTATE VALUATION ALLOWANCE AND 1993 PROVISION FOR
   LOSS ON DISPOSAL OF THE CAPITAL ASSETS SEGMENT
    Year 1995..............................................         119      --          --                49            70
    Year 1994..............................................         336      --          --               217           119
    Year 1993..............................................         402         120(c)     --             186           336

------------------------------

Note: Certain reclassifications within the schedule have been made to conform to the current year presentation.

(a) Does not include amounts charged directly to expense. These amounts were $6, $10 and $10 for 1995, 1994 and 1993, respectively.

(b) Represents credit losses written off during the period, less collection of amounts previously written off.

(c) Provision for estimated loss on disposal of the capital assets segment of $100 and an additional provision of $20 to reflect the cumulative effect on deferred taxes of the 1993 federally mandated increase in income tax rates.

                                 U S WEST, INC.
                              FINANCIAL HIGHLIGHTS

                                                                            YEAR ENDED DECEMBER 31,
                                                             -----------------------------------------------------
                                                               1995       1994       1993       1992       1991
                                                             ---------  ---------  ---------  ---------  ---------
                                                                DOLLARS IN MILLIONS (EXCEPT PER SHARE AMOUNTS)
Sales and other revenues...................................  $  11,746  $  10,953  $  10,294  $   9,823  $   9,528
Income from continuing operations (1)......................      1,329      1,426        476       1076        840
Net income (loss) (2)......................................      1,317      1,426     (2,806)      (614)       553
Total assets...............................................     25,071     23,204     20,680     23,461     23,375
Total debt (3).............................................      8,855      7,938      7,199      5,430      5,969
Company-obligated mandatorily redeemable preferred
 securities of subsidiary trust holding solely
 Company-guaranteed debentures.............................        600     --         --         --         --
Preferred stock subject to mandatory redemption............         51         51     --         --         --
Shareowners' equity........................................      7,948      7,382      5,861      8,268      9,587
Earnings per common share (continuing
 operations) (1,4).........................................     --           3.14       1.13       2.61       2.09
Earnings (loss) per common share (1,4).....................     --           3.14      (6.69)     (1.49)      1.38
Weighted average common shares outstanding (thousands)
 (4).......................................................     --        453,316    419,365    412,518    401,332
Dividends per common share (4).............................     --      $    2.14  $    2.14  $    2.12  $    2.08
Number of common shareowners (4)...........................     --        816,099    836,328    867,773    899,092
Return on common shareowners' equity (5)...................      17.2%      21.6%     --          14.4%       5.7%
Percentage of debt to total capital (3)....................      50.7%      51.6%      55.1%      39.6%      38.4%
Capital expenditures (3)...................................  $   3,140  $   2,820  $   2,441  $   2,554  $   2,425
Employees..................................................     61,047     61,505     60,778     63,707     65,829
PRO FORMA INFORMATION -- COMMUNICATIONS GROUP: (4)
  Earnings per common share................................  $    2.50
  Dividends per common share...............................       2.14
  Average common shares outstanding (thousands)............    470,716
  Number of common shareowners.............................    775,125*
PRO FORMA INFORMATION --
 MEDIA GROUP: (4)
  Earnings per common share................................  $    0.29
  Average common shares outstanding (thousands)............    470,549
  Number of common shareowners.............................    770,346*

------------------------------
* Actual

(1)
  1995 income from continuing operations includes a gain of $95 ($0.20 per Media share) from the merger of U S WEST's joint venture interest in TeleWest plc with SBC CableComms (UK), a gain of $85 ($0.18 per Communications share) on the sales of certain rural telephone exchanges and $17 ($0.01 per Communications share and $0.02 per Media share) for expenses associated with the November 1, 1995 recapitalization. 1994 income from continuing operations includes a gain of $105 ($0.23 per share) on the partial sale of U S WEST's joint venture interest in TeleWest plc, a gain of $41 ($0.09 per share) on the sale of the Company's paging operations and a gain of $51 ($0.11 per share) on the sales of certain rural telephone exchanges. 1993 income from continuing operations was reduced by a restructuring charge of $610 ($1.46 per share) and a charge of $54 ($0.13 per share) for the cumulative effect on deferred taxes of the 1993 federally mandated increase in income tax rates. 1991 income from continuing operations was reduced by a restructuring charge of $230 ($0.57 per share).

(2)
  1995 net income was reduced by extraordinary items of $12 ($0.02 per Communications share and $0.01 per Media share) for the early extinguishment of debt. 1993 net income was reduced by extraordinary charges of $3,123 ($7.45 per share) for the discontinuance of Statement of Financial Accounting
  Standards ("SFAS") No. 71 and $77 ($0.18 per share) for the early extinguishment of debt. 1993 net income also includes a charge of $120 ($0.28 per share) for U S WEST's decision to discontinue the operations of its capital assets segment. 1992 net income includes a charge of $1,793 ($4.35 per share) for the cumulative effect of change in accounting principles. Discontinued operations provided net income (loss) of $38 ($0.09 per share), $103 ($0.25 per share) and $(287) ($0.71 per share) in 1993, 1992 and 1991, respectively.

(3)
  Capital expenditures, debt and the percentage of debt to total capital excludes the capital assets segment, which has been discontinued and is held for sale.

(4)
  Effective November 1, 1995, each share of U S WEST, Inc. common stock was converted into one share each of U S WEST Communications Group common stock and U S WEST Media Group common stock. Earnings per common share have been presented on a pro forma basis to reflect the two classes of stock as if they had been outstanding since January 1, 1995. For periods prior to the recapitalization, the average common shares outstanding are assumed to be equal to the average common shares outstanding for U S WEST, Inc.

(5)
  1995 return on shareowners' equity is based on income before extraordinary items. 1993 return on shareowners' equity is not presented. Return on shareowners' equity for fourth-quarter 1993 was 19.9 percent based on income from continuing operations. 1992 return on shareowners' equity is based on income before the cumulative effect of change in accounting principles.

                                  U S WEST, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

THE RECAPITALIZATION PLAN

    On October 31, 1995, the shareholders of U S WEST, Inc., a Colorado corporation ("U S WEST Colorado"), voted to approve a proposal (the "Recapitalization Plan") adopted by the Board of Directors to reincorporate in Delaware and create two classes of common stock. Under the Recapitalization Plan, shareholders approved an Agreement and Plan of Merger between U S WEST Colorado and U S WEST, Inc., a Delaware corporation ("U S WEST" or the "Company"), pursuant to which U S WEST continues as the surviving corporation. In connection with the merger, the Certificate of Incorporation of U S WEST has been amended and restated to designate two classes of common stock of U S WEST, one class of which is authorized as U S WEST Communications Group Common Stock ("Communications Stock") and the other class which is authorized as U S WEST Media Group Common Stock ("Media Stock").

    The Communications Stock and Media Stock provide shareholders with two distinct securities that are intended to reflect separately the communications businesses of U S WEST (the "Communications Group") and the multimedia businesses of U S WEST (the "Media Group" and, together with the Communications Group, the "Groups").

THE COMMUNICATIONS GROUP

    The  Communications  Group   primarily  provides  regulated   communications
services to more than 25 million residential and business customers in the Communications Group Region (the "Region"). The Region includes the states of Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming. Services offered by the Communications Group include local telephone services, exchange access services (which connect customers to the facilities of carriers, including long-distance providers and wireless operators), and long-distance services within Local Access and Transport Areas ("LATAs") in the Region. The Communications Group provides other products and services, including custom calling features, voice messaging, caller identification, high-speed data applications, customer premises equipment and certain communications services to business customers and governmental agencies both inside and outside the Region. The Telecommunications Act of 1996, enacted into law on February 8, 1996, will dramatically alter the competitive landscape of the telecommunications industry and will further change the nature of services the Communications Group will offer. These future service offerings include interLATA long-distance service, wireless services, cable television and interconnection services provided to competing providers of local services.

THE MEDIA GROUP

    The Media Group is comprised of: (i) cable and telecommunications network businesses outside of the Communications Group Region and internationally, (ii) domestic and international wireless communications network businesses and (iii) domestic and international directory and information services businesses.

    The Media Group's cable and telecommunications businesses include U S WEST's investment in Time Warner Entertainment Company L.P. ("TWE" or "Time Warner Entertainment"), the second largest provider of cable television services in the United States, its cable systems in the Atlanta, Georgia metropolitan area ("the Atlanta Systems"), and international cable and telecommunications investments, including TeleWest plc ("TeleWest"). In 1995, TeleWest Communications plc merged its cable television and telephony interests with SBC CableComms (UK) to form TeleWest, the largest provider of combined cable and telecommunications services in the United Kingdom. The Media Group also owns interests in cable and/or telecommunications properties in the Netherlands, Sweden, Norway, Hungary, Czech Republic, Malaysia and Indonesia.

    The   Media  Group  provides   domestic  wireless  communications  services,
including cellular services, in 13 western and midwestern states to a rapidly growing customer base. The Media Group also provides

                                 U S WEST, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
wireless communications services internationally through its Mercury One 2 One ("One 2 One") joint venture, the world's first personal communications service located in the United Kingdom. The Media Group also owns interests in wireless properties in Hungary, the Czech and Slovak Republics, Russia, Malaysia, India and Poland.

    The Media Group's directory and information services businesses develop and package content and information services, including telephone directories, database marketing and other interactive services in domestic and international markets. The Media Group publishes more than 300 White and Yellow Pages directories in 14 western and midwestern states and nearly 200 directories in the United Kingdom and Poland. The Media Group also has a 50 percent interest in Listel, Brazil's largest telephone directory publisher.

AIRTOUCH MERGER

    During 1994, U S WEST signed a definitive agreement with AirTouch Communications to combine their domestic cellular assets. The initial equity ownership of this cellular joint venture will be approximately 70 percent AirTouch and approximately 30 percent U S WEST. The combination will take place in two phases. During Phase I, which U S WEST entered effective November 1, 1995, the two companies are operating their cellular properties separately. A Wireless Management Company (the "WMC") has been formed and is providing centralized services to both companies on a contract basis. In Phase II, AirTouch and U S WEST will contribute their domestic cellular assets to the WMC. In this phase, the Company will reflect its share of the combined operating results of the WMC using the equity method of accounting. The recent passage of the Telecommunications Act of 1996 has removed significant regulatory barriers to completion of Phase II of the business combination. U S WEST expects that Phase II closing could take place by the end of 1996 or early 1997.

PERSONAL COMMUNICATIONS SERVICES

    U S WEST partnered with AirTouch Communications, Bell Atlantic and NYNEX to form a strategic national wireless alliance and formed a venture to provide personal communications services ("PCS"). This venture, PCS PrimeCo, purchased 11 licenses in the Federal Communication Commission's (the "FCC") PCS auction, covering 57 million people in Chicago, Dallas, Honolulu, Houston, Jacksonville, Miami, Milwaukee, New Orleans, Richmond, San Antonio and Tampa.

SUBSEQUENT EVENT

    On February 27, 1996, the Company announced a definitive agreement to merge with Continental Cablevision, Inc. ("Continental"). Continental, the nation's third-largest cable operator, serves 4.2 million domestic customers, passes more than seven million domestic homes and holds significant other domestic and international properties. U S WEST will purchase all of Continental's stock for approximately $5.3 billion and will assume Continental's debt and other obligations, which amount to approximately $5.5 billion. Consideration for the $5.3 billion in equity will consist of approximately $1 billion in U S WEST preferred stock, convertible to Media Stock; and, at U S WEST's option, between $1 billion and $1.5 billion in cash, and $2.8 billion to $3.3 billion in shares of Media Stock. The transaction, which is expected to close in the fourth quarter of 1996, is subject to a number of conditions and approvals, including approvals from Continental shareholders and local franchising and government authorities.

    Continental's 4.2 million domestic customers are highly clustered in five large markets -- New England, California, Chicago, Michigan, Ohio and Florida. Upon closing, U S WEST will own or share management of cable systems in 60 of the top 100 American markets and serve nearly one of every three cable households. In addition, Continental has interests in cable properties in Australia, Argentina and Singapore; a 10 percent interest in PRIMESTAR (a direct broadcast satellite service); telephone access businesses in Florida and Virginia; and interests in programming that include Turner Broadcasting System, E! Entertainment Television, the Golf Channel, and the Food Channel.

                                 U S WEST, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS -- 1995 COMPARED WITH 1994

    Comparative details of income from continuing operations for 1995 and 1994 follow:

                                                                                                        INCREASE (DECREASE)
                                                                      PERCENT                           --------------------
                                                                     OWNERSHIP      1995       1994         $          %
                                                                   -------------  ---------  ---------  ---------  ---------
Communications Group: (1)
  U S WEST Communications, Inc...................................          100    $   1,219  $   1,175  $      44        3.7
  Other operations...............................................          100          (35)       (25)       (10)     (40.0)
                                                                                  ---------  ---------  ---------  ---------
    Total Communications Group...................................                     1,184      1,150         34        3.0
Media Group: (2)
  Consolidated:
    Directory and information services...........................          100          240        247         (7)      (2.8)
    Wireless communications......................................          100           62         67         (5)      (7.5)
    Cable and telecommunications.................................          100           (7)        (2)        (5)    --
  Unconsolidated equity investments:
    Time Warner Entertainment (3)................................         25.5          (32)       (30)        (2)      (6.7)
    TeleWest.....................................................         26.8           53         76        (23)     (30.3)
    One 2 One....................................................         50.0          (81)       (58)       (23)     (40.0)
  Other (4)......................................................                       (90)       (24)       (66)    --
                                                                                  ---------  ---------  ---------  ---------
    Total Media Group............................................                       145        276       (131)     (47.5)
                                                                                  ---------  ---------  ---------  ---------
Income from continuing operations................................                 $   1,329  $   1,426  $     (97)      (6.8)
                                                                                  ---------  ---------  ---------  ---------
                                                                                  ---------  ---------  ---------  ---------
Pro forma earnings per common share from continuing operations:
 (5)
  Communications Stock...........................................                 $    2.52     --
  Media Stock....................................................                      0.30     --
Earnings per common U S WEST share (5)...........................                    --      $    3.14

------------------------------
(1)
  1995 Communications Group income from continuing operations includes a gain of $85 ($0.18 per Communications share) on the sales of certain rural telephone exchanges and $8 ($0.01 per Communications share) for costs associated with the Recapitalization Plan. 1994 Communications Group income from continuing operations includes a gain of $51 ($0.11 per U S WEST share) on the sales of certain rural telephone exchanges.

(2)
  1995 Media Group income from continuing operations includes a gain of $95 ($0.20 per Media share) from the merger of TeleWest with SBC CableComms (UK) and $9 ($0.02 per Media share) for costs associated with the Recapitalization Plan. 1994 Media Group income from continuing operations includes a gain of $105 ($0.23 per U S WEST share) from the partial sale of the Company's joint venture interest in TeleWest and a gain of $41 ($0.09 per U S WEST share) from the sale of the Company's paging operations.

(3)
  Percent ownership represents pro-rata priority capital and residual equity interests.

(4)
  Primarily includes interest expense and divisional expenses associated with equity investments.

(5)
  Earnings per common share from continuing operations have been presented on a pro forma basis as if the Communications Stock and Media Stock had been outstanding since January 1, 1995. For periods prior to the recapitalization, the average common shares outstanding are assumed to be equal to the average common shares outstanding for U S WEST, Inc.

COMMUNICATIONS GROUP

    The Communications Group's 1995 income from continuing operations, excluding the effects of one-time items described in Note 1 to the table above, was $1,107, an increase of $8, or 0.7 percent, compared with $1,099 in 1994, also excluding the effects of one-time items. Total revenue growth of 3.4 percent was largely offset by significantly higher costs incurred to improve customer service and meet greater than

                                 U S WEST, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
expected business growth. Net income growth will also be limited in 1996 while the Communications Group continues to commit significant resources to meet customer service objectives and broaden its range of product and service offerings.

    Excluding the effects of one-time items described in Note 1 to the table above, pro forma earnings per Communications Group common share from continuing operations were $2.35 in 1995.

    During 1995, the Communications Group refinanced $145 of long-term debt. Expenses associated with the refinancings resulted in extraordinary charges of $8, net of tax benefits of $5.

MEDIA GROUP

    During 1995, income from continuing operations declined 55 percent, to $59, excluding the effects of the one-time items described in Note 2 to the table above. The decline is due primarily to higher equity losses related to international growth initiatives and increased amortization and interest expense. Interest expense increases relate to debt issued in connection with the Atlanta Systems acquisition and expansion of international investments. The declines were partially offset by improvement in the domestic cellular and Yellow Pages operations.

    Excluding the effects of one-time items described in Note 2 to the table above, pro forma earnings per Media Group common share from continuing operations were $0.12 in 1995.

    During 1995, the Media Group incurred an extraordinary loss of $4, net of a tax benefit of $2, related to the early retirement of debt by TWE.

SALES AND OTHER REVENUES

    An analysis of the change in U S WEST's consolidated sales and other revenues follows:

                                                                                                INCREASE
                                                                                          --------------------
                                                                      1995       1994         $          %
                                                                    ---------  ---------  ---------  ---------
Communications Group..............................................  $   9,484  $   9,176  $     308        3.4
Media Group.......................................................      2,374      1,908        466       24.4
Intergroup eliminations...........................................       (112)      (131)        19       14.5
                                                                    ---------  ---------  ---------  ---------
    Total.........................................................  $  11,746  $  10,953  $     793        7.2
                                                                    ---------  ---------  ---------  ---------
                                                                    ---------  ---------  ---------  ---------

COMMUNICATIONS GROUP OPERATING REVENUES

    An analysis of changes in Communications Group operating revenues follows:

                                                                                                                       INCREASE
                                                                                   LOWER                               (DECREASE)
                                                                      PRICE      (HIGHER)                              ---------
                                               1995       1994       CHANGES      REFUNDS      DEMAND        OTHER         $
                                             ---------  ---------  -----------  -----------  -----------  -----------  ---------
Local service..............................  $   4,344  $   4,067   $      35    $     (10)   $     273    $     (21)  $     277
Interstate access..........................      2,378      2,269         (66)          (2)         191          (14)        109
Intrastate access..........................        747        729         (31)           8           36            5          18
Long-distance network......................      1,189      1,329         (23)          (1)         (54)         (62)       (140)
Other services.............................        826        782      --           --           --               44          44
                                             ---------  ---------         ---          ---        -----          ---   ---------
Total Communications Group.................  $   9,484  $   9,176   $     (85)   $      (5)   $     446    $     (48)  $     308
                                             ---------  ---------         ---          ---        -----          ---   ---------
                                             ---------  ---------         ---          ---        -----          ---   ---------


                                                 %
                                             ---------
Local service..............................        6.8
Interstate access..........................        4.8
Intrastate access..........................        2.5
Long-distance network......................      (10.5)
Other services.............................        5.6
                                             ---------
Total Communications Group.................        3.4
                                             ---------
                                             ---------

    Approximately 97 percent of the revenues of the Communications Group are attributable to the operations of U S WEST Communications, Inc. ("U S WEST Communications"), of which approximately 59 percent are derived from the states of Arizona, Colorado, Minnesota and Washington. Approximately 29 percent of the access lines in service are devoted to providing services to business customers. The access

                                 U S WEST, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
line growth rate for business customers, who tend to be heavier users of the network, has consistently exceeded the growth rate of residential customers. During 1995, business access lines grew 5.4 percent while residential access lines increased 2.8 percent.

    The primary factors that influence changes in revenues are customer demand for products and services, price changes (including those related to regulatory proceedings) and refunds. During 1995, revenues from new product and service offerings were $534, an increase of 58 percent compared with 1994. These revenues primarily consist of caller identification, voice messaging, call waiting and high-speed data network transmission services.

    Local service revenues include local telephone exchange, local private line and public telephone services. In 1995, local service revenues increased principally as a result of higher demand for new and existing services, and demand for second lines. Local service revenues from new services increased $92, or 78 percent, compared with 1994. Reported total access lines increased 511,000, or 3.6 percent, of which 161,000 were second lines. Second line installations increased 25.5 percent compared with 1994. Access line growth was
4.2 percent adjusted for the sale of approximately 95,000 rural telephone access lines during the last 12 months.

    Access charges are collected primarily from interexchange carriers for their use of the local exchange network. For interstate access services there is also a fee collected directly from telephone customers. Approximately 33 percent of access revenues and 11 percent of total revenues are derived from providing access services to AT&T.

    Higher revenues from interstate access services were driven by an increase of 9.2 percent in interstate billed access minutes of use. The increased business volume more than offset the effects of price reductions and refunds. The Communications Group reduced prices for interstate access services in both 1995 and 1994 as a result of Federal Communications Commission ("FCC") orders and competitive pressures. Intrastate access revenues increased primarily due to the impact of increased business volume and multiple toll carrier plans, partially offset by the impact of rate changes.

    Long-distance revenues are derived from calls made within the LATA boundaries of the Region. During 1995 and 1994, long-distance revenues were impacted by the implementation of multiple toll carrier plans ("MTCPs") in Oregon and Washington in May and July 1994, respectively. The MTCPs essentially allow independent telephone companies to act as toll carriers. The 1995 impact of the MTCPs was long-distance revenue losses of $62, partially offset by increases in intrastate access revenues of $12 and decreases in other operating expenses (i.e. access expense) of $42 compared with 1994. These regulatory arrangements have decreased annual net income by approximately $10. Similar changes in other states could occur, though the impact on 1996 net income would not be material.

    Excluding the effects of the MTCPs, long-distance revenues decreased by 5.9 percent in 1995, primarily due to the effects of competition and rate reductions. Long-distance revenues have declined over the last several years as customers have migrated to interexchange carriers that have the ability to offer these services on both an intraLATA and interLATA basis. A portion of revenues lost to competition, however, is recovered through access charges paid by the interexchange carriers. Erosion in long-distance revenue will continue due to the loss of 1+ dialing in Minnesota, effective in February 1996, and in Arizona, effective in April 1996. Annual long-distance revenue losses could approximate $30 as a result of these changes. The Communications Group is partially mitigating competitive losses through competitive pricing of intraLATA long-distance services.

    Revenues from other services primarily consist of billing and collection services provided to interexchange carriers, voice messaging services, high-speed data transmission services, sales of service agreements related to inside wiring and the provision of customer premises equipment.

                                 U S WEST, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    During 1995, revenues from other services increased $44, primarily as a result of continued market penetration in voice messaging services and sales of high-speed data transmission services. Revenue growth from other services is also attributable to maintenance contracts for inside wire services and a large contract related to a wire installation project. These increases were partially offset by a decrease of $20 in revenues from billing and collection services. The decline in billing and collection revenues is primarily related to lower contract prices and a decrease in the volume of services provided to AT&T.

MEDIA GROUP SALES AND OTHER REVENUES

    An analysis of the Media Group's sales and other revenues follows:

                                                                                            INCREASE (DECREASE)
                                                                                            --------------------
                                                                        1995       1994         $          %
                                                                      ---------  ---------  ---------  ---------
Directory and information services:
  Domestic..........................................................  $   1,058  $     997  $      61        6.1
  International.....................................................        122         78         44       56.4
                                                                      ---------  ---------  ---------  ---------
                                                                          1,180      1,075        105        9.8
Wireless communications:
  Cellular service..................................................        845        633        212       33.5
  Cellular equipment................................................         96        120        (24)     (20.0)
  Paging sales and service (1)......................................     --             28        (28)    --
                                                                      ---------  ---------  ---------  ---------
                                                                            941        781        160       20.5
Cable and telecommunications........................................        215         18        197     --
Other...............................................................         38         34          4       11.8
                                                                      ---------  ---------  ---------  ---------
Total Media Group...................................................  $   2,374  $   1,908  $     466       24.4
                                                                      ---------  ---------  ---------  ---------
                                                                      ---------  ---------  ---------  ---------

------------------------------
(1)
  The Company's paging business was sold in June 1994. Results reflect operations for the six months ending June 30, 1994.

    Media Group sales and other revenues increased 15 percent, to $2,374 in 1995, excluding the effects of the 1994 Atlanta Systems acquisition and paging sale. The increase was primarily due to strong growth in cellular service revenue.

    DIRECTORY AND INFORMATION SERVICES Revenues related to Yellow Pages directory advertising increased 6.4 percent to $1,026 in 1995, due to price increases of 4.5 percent, higher revenue per advertiser and an increase in Yellow Pages advertising volume.

    International directory publishing revenues increased $44 in 1995, primarily due to U S WEST's May 1994 purchase of Thomson Directories in the United Kingdom. The remaining increase is due to an increase in advertisers and revenue per advertiser.

    WIRELESS COMMUNICATIONS Cellular service revenues increased 34 percent, to $845 in 1995, due to a 51 percent increase in subscribers during the last twelve months (with 20 percent of the additions occurring in December), partially offset by a 13 percent drop in average revenue per subscriber to $60.00 per month. The increase in subscribers relates to continued growth in demand for wireless services. The Media Group anticipates continued growth in its subscriber base, although at slightly decreased rates.

    New distribution programs are being developed which increase availability of cellular products and simplify the cellular service activation process. These programs have contributed to the shift in the customer base from businesses to consumers. This shift, combined with competitive pressures on pricing, will cause the average revenue per subscriber to continue to decline.

                                 U S WEST, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    Cellular equipment revenues decreased 20 percent, to $96 in 1995, as a result of lower cellular equipment costs. These lower equipment costs are being passed on to retailers and to new customers. The Media Group expects this trend to continue in 1996 as the cost of equipment continues to decline and as penetration into the consumer market increases.

    Revenues related to the paging sales and service operations, which were sold in 1994, approximated $28 in 1994.

    CABLE AND TELECOMMUNICATIONS Domestic cable and telecommunications revenues increased $197 in 1995, due to the December 1994 acquisition of the Atlanta Systems.

COSTS AND EXPENSES

                                                                                            INCREASE (DECREASE)
                                                                                            --------------------
                                                                        1995       1994         $          %
                                                                      ---------  ---------  ---------  ---------
Employee-related expenses...........................................  $   4,071  $   3,779  $     292        7.7
Other operating expenses............................................      2,323      2,203        120        5.4
Taxes other than income taxes.......................................        416        412          4        1.0
Depreciation and amortization.......................................      2,291      2,052        239       11.6
Interest expense....................................................        527        442         85       19.2
Equity losses in unconsolidated ventures............................        207        121         86       71.1
Other income (expense) -- net.......................................        (36)        25        (61)    --

EMPLOYEE-RELATED EXPENSES

    Employee-related expenses include basic salaries and wages, overtime, benefits (including pension and health care), payroll taxes and contract labor. During 1995, improving customer service was the Communications Group's first priority. Overtime payments and contract labor expense associated with customer service initiatives at the Communications Group increased employee-related costs by approximately $168 compared with 1994. Expenses related to the addition of approximately 1,700 employees in 1995 and 1,000 employees in 1994 at the Communications Group also increased employee-related costs. These expenses were incurred to handle the higher than anticipated volume of business and to meet new business opportunities. Partially offsetting these increases was a $34 reduction in the accrual for postretirement benefits, a $22 decrease in travel expense and reduced expenses related to employee separations under reengineering and streamlining initiatives. The Communications Group will continue to add employees to address customer service issues and growth in the core business. Costs related to these work-force additions will partially offset the benefits of employee separations achieved through restructuring. (See "Restructuring Charge.")

    Employee-related expenses also increased due to the 1994 purchases of the Atlanta Systems and Thomson Directories, and growth initiatives in the directory and information services segment.

OTHER OPERATING EXPENSES

    Other operating expenses include access charges (incurred for the routing of long-distance traffic through the facilities of independent companies), network software expenses, wireless marketing and operating costs, and marketing and related costs associated with publishing activities. The increase in other operating expenses is primarily attributed to the Media Group's 1994 purchases of the Atlanta Systems and Thomson Directories and expansion of the cellular customer base.

    During 1995, other operating expenses decreased at the Communications Group primarily due to the effects of the multiple toll carrier plans and a reduction in expenses related to project funding at Bell Communications Research, Inc. ("Bellcore"), of which U S WEST Communications has a one-seventh ownership interest. These decreases in other operating expenses were partially offset by increases in costs associated with increased sales of products and services, including bad debt expense.

                                 U S WEST, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

TAXES OTHER THAN INCOME TAXES

    Taxes other than income taxes, which consist primarily of property taxes, were relatively flat compared with 1994. Increased taxes associated with the domestic cellular operations were offset by lower taxes at the Communications Group. Lower taxes at the Communications Group were primarily due to favorable property tax valuations and mill levies as compared with 1994. As a result of these valuations and mill levies, 1995 fourth-quarter accruals at the Communications Group decreased by $20 compared with fourth-quarter 1994.

DEPRECIATION AND AMORTIZATION

    Increased depreciation and amortization expense was attributable to the effects of a higher depreciable asset base at the Communications Group, expansion of the Media Group's domestic cellular network and the purchase of the Atlanta Systems. These increases were partially offset by the effects of the sales of certain rural telephone exchanges at U S WEST Communications.

INTEREST EXPENSE AND OTHER

    Interest expense increased primarily as a result of increased debt financing at the Communications Group, the December 1994 acquisition of the Atlanta Systems, new domestic and international investments and a reclassification of debt from net investment in assets held for sale. The average borrowing cost was
6.7 percent in 1995, compared with 6.6 percent in 1994. (See "Liquidity and Capital Resources.")

    Equity losses increased $86 in 1995, primarily due to costs related to the expansion of the network and additional financing costs at TeleWest and additional costs associated with the significant increase in customers at One 2 One. Start-up and other costs associated with new international cable and telecommunications investments primarily located in the Czech Republic and Malaysia contributed to the increase. These increased losses were partially offset by earnings in the European wireless operations. Losses related to domestic investments in TWE and PCS PrimeCo also increased. The Media Group expects the PCS partnership to experience several years of operating losses associated with the start-up phase of the PCS business.

    The decrease in other income is largely attributable to $17 of costs associated with the Recapitalization Plan in 1995, increased minority interest expense associated with domestic cellular operations and a 1994 gain on sale of nonstrategic operations.

PROVISION FOR INCOME TAXES

                                                                                                       (DECREASE)
                                                                                                  --------------------
                                                                              1995       1994         $          %
                                                                            ---------  ---------  ---------  ---------
Provision for income taxes................................................  $     825  $     857  $     (32)      (3.7)
Effective tax rate........................................................       38.3       37.5     --         --

    The increase in the effective tax rate reflects the impacts of goodwill amortization related to the acquisition of the Atlanta Systems, higher state and foreign income taxes, and expenses associated with the Recapitalization Plan. Additionally, a tax benefit was recorded in 1994, related to the sale of paging assets, which contributed to the increase in the effective tax rate. These impacts were partially offset by lower pretax income and the effects of a research and experimentation credit, and adjustments for prior periods.

RESTRUCTURING CHARGE

    U S WEST's 1993 results reflected a $1 billion restructuring charge (pretax). The related restructuring plan (the "Restructuring Plan") is designed to provide faster, more responsive customer services while reducing the costs of providing these services. As part of the Restructuring Plan, the Company is developing new systems and enhanced system functionality that will enable it to monitor networks to reduce the risk of service interruptions, activate telephone service on demand, rapidly design and engineer products and

                                 U S WEST, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
services for customers, and centralize its service centers. The Company has consolidated its 560 customer service centers at U S WEST Communications into 26 centers in 10 cities and plans on reducing its work force by approximately 10,000 employees. All service centers are operational and supported by new systems and enhanced system functionality.

    The Restructuring Plan is expected to be substantially complete by the end of 1997. Implementation of the Restructuring Plan has been impacted by growth in the business and related service issues, new business opportunities, revisions to system delivery schedules and productivity issues caused by the major rearrangement of resources due to restructuring. These issues will continue to affect the timing of employee separations.

    The Company estimates that full implementation of the 1993 Restructuring Plan will reduce employee-related expenses by approximately $400 per year. The savings related to work-force reductions will be offset by the effects of inflation and a variety of other factors. These factors include costs related to the achievement of customer service objectives and increased demand for existing services. (See "Employee-Related Expenses.")

    Following is a schedule of the costs included in the Restructuring Plan:

                                                                                                     1996         1997
                                                           1993 ACTUAL  1994 ACTUAL  1995 ACTUAL   ESTIMATE     ESTIMATE
                                                           -----------  -----------  -----------  -----------  -----------
Cash expenditures:
  Employee separation (1)................................   $  --        $      19    $      76    $      36    $     129
  Systems development....................................      --              127          145          128       --
  Real estate............................................      --               50           66           14       --
  Relocation.............................................      --               21           24           20           15
  Retraining and other...................................      --               16           23           22            4
                                                                -----        -----        -----        -----        -----
Total cash expenditures..................................      --              233          334          220          148
Asset write-down.........................................          65       --           --           --           --
                                                                -----        -----        -----        -----        -----
Total 1993 Restructuring Plan............................          65          233          334          220          148
Remaining 1991 plan employee costs (1)...................      --               56       --           --           --
                                                                -----        -----        -----        -----        -----
Total....................................................   $      65    $     289    $     334    $     220    $     148
                                                                -----        -----        -----        -----        -----
                                                                -----        -----        -----        -----        -----


                                                             TOTAL
                                                           ---------
Cash expenditures:
  Employee separation (1)................................  $     260
  Systems development....................................        400
  Real estate............................................        130
  Relocation.............................................         80
  Retraining and other...................................         65
                                                           ---------
Total cash expenditures..................................        935
Asset write-down.........................................         65
                                                           ---------
Total 1993 Restructuring Plan............................      1,000
Remaining 1991 plan employee costs (1)...................         56
                                                           ---------
Total....................................................  $   1,056
                                                           ---------
                                                           ---------

------------------------------
(1)
  Employee separation costs, including the balance of a 1991 restructuring reserve at December 31, 1993, aggregate $316.

    Employee separation costs include severance payments, health-care coverage and postemployment education benefits. Systems development costs include new systems and the application of enhanced system functionality to existing, single-purpose systems to provide integrated, end-to-end customer service. Real estate costs include preparation costs for the new service centers. The relocation and retraining costs are related to moving employees to the new service centers and retraining employees on the methods and systems required in the new, restructured mode of operation.

    EMPLOYEE SEPARATION Under the Restructuring Plan, the Company anticipates the separation of 10,000 employees. Approximately 1,000 employees that were originally expected to relocate have chosen separation or other job assignments and have been replaced. This increased the number of employee separations to 10,000 from 9,000, and increased the estimated total cost for employee separations to $316 from $286, as compared with the original estimate. The $30 cost associated with these additional employee separations was reclassified from relocation to the reserve for employee separations during 1995.

                                 U S WEST, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    Annual employee separations and employee-separation amounts under the Restructuring Plan follow:

                                                   1994                    1995
                                          ----------------------  ----------------------     1996         1997
                                           ESTIMATE    ACTUAL(1)   ESTIMATE     ACTUAL    ESTIMATE(2)  ESTIMATE(2)    TOTAL
                                          -----------  ---------  -----------  ---------  -----------  -----------  ---------
Employee separations:
  Managerial............................       1,061         497         612         682         202        1,357       2,738
  Occupational..........................       1,887       1,683       1,638       1,643         798        3,138       7,262
                                          -----------  ---------  -----------  ---------  -----------  -----------  ---------
Total...................................       2,948       2,180       2,250       2,325       1,000        4,495      10,000
                                          -----------  ---------  -----------  ---------  -----------  -----------  ---------
                                          -----------  ---------  -----------  ---------  -----------  -----------  ---------


                                                   1994                    1995
                                          ----------------------  ----------------------     1996         1997
                                           ESTIMATE    ACTUAL(1)   ESTIMATE     ACTUAL    ESTIMATE(2)  ESTIMATE(2)    TOTAL
                                          -----------  ---------  -----------  ---------  -----------  -----------  ---------
Employee separation amounts:
  Managerial............................   $      25   $       5   $      22   $      30   $      12    $      56   $     103
  Occupational..........................          15          14          54          46          24           73         157
                                          -----------  ---------  -----------  ---------  -----------  -----------  ---------
  Total.................................          40          19          76          76          36          129         260
  Remaining 1991 reserve................          56          56      --          --          --           --              56
                                          -----------  ---------  -----------  ---------  -----------  -----------  ---------
Total...................................   $      96   $      75   $      76   $      76   $      36    $     129   $     316
                                          -----------  ---------  -----------  ---------  -----------  -----------  ---------
                                          -----------  ---------  -----------  ---------  -----------  -----------  ---------

------------------------------
(1)
  Includes the remaining employees and the separation amounts associated with the balance of a 1991 restructuring reserve at December 31, 1993.

(2)
  A significant number of the employee reductions originally scheduled for 1996 will be delayed while the Company focuses on overtime and contract-labor expenses. The Restructuring Plan is expected to be substantially complete by the end of 1997.

    Compared with the original estimates, employee reduction and separation amounts shown above have been reduced by 1,600 employees and $51 in 1996, and increased by 4,495 employees and $129 in 1997.

    SYSTEMS DEVELOPMENT    The  existing  information  management  systems  were
largely developed to support a monopoly environment. These systems were inadequate due to the effects of increased competition, new forms of regulation and changing technology that have driven consumer demand for products and services that can be delivered quickly, reliably and economically. The Company believes that improved customer service, delivered at lower cost, can be achieved by a combination of new systems and introducing new functionality to existing systems. This is a change from the initial strategy which placed more emphasis on the development of new systems.

    The systems development program involves new systems and enhanced system functionality for systems that support the following core processes:

        SERVICE DELIVERY -- to support service on demand for all products and services. These new systems and enhanced system functionality will permit customer calls to be directed to those service representatives who can meet their requirements. This process will provide enhanced information to the service representatives regarding the customer requests and the ability of the Communications Group to fulfill them.

        SERVICE ASSURANCE --  for performance monitoring  from one location  and
    remote   testing  in  the  new  environment,  including  identification  and resolution of faults prior to customer impact.

        CAPACITY PROVISIONING -- for integrated planning of future network capacity, including the installation of software controllable service components.

                                 U S WEST, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    Certain of the new systems and enhanced system functionality have been implemented in the service centers and have simplified the labor-intensive interfaces between systems processes in existence prior to the Restructuring Plan. Enhanced system functionality introduced under the Restructuring Plan since its inception includes the following:

    - The ability to determine facilities' availability while the customer is placing an order;

    - Automated engineering of central office facilities and automated updating of central office facilities' records;

    - The ability to track the status of complex network design jobs from the customer's perspective; and

    - Systems that accurately diagnose network problems and prepare repair packages to correct the problems identified.

    The direct, incremental and nonrecurring costs of providing new systems and enhanced system functionality follow:

                                                                     1994                      1995
                                                           ------------------------  ------------------------     1996
                                                            ESTIMATE      ACTUAL      ESTIMATE      ACTUAL      ESTIMATE
                                                           -----------  -----------  -----------  -----------  -----------
Service delivery.........................................   $      35    $      21    $      21    $      19    $      44
Service assurance........................................          45           12           24           22           26
Capacity provisioning....................................          17           57           92           85           42
All other................................................          28           37           24           19           16
                                                                -----        -----        -----        -----        -----
Total....................................................   $     125    $     127    $     161    $     145    $     128
                                                                -----        -----        -----        -----        -----
                                                                -----        -----        -----        -----        -----


                                                             TOTAL
                                                           ---------
Service delivery.........................................  $      84
Service assurance........................................         60
Capacity provisioning....................................        184
All other................................................         72
                                                           ---------
Total....................................................  $     400
                                                           ---------
                                                           ---------

    Systems expenses charged to current operations consist of costs associated with the information management function, including planning, developing, testing and maintaining databases for general purpose computers, in addition to systems costs related to maintenance of telephone network applications. Other systems expenses are for administrative (i.e. general purpose) systems which include customer service, order entry, billing and collection, accounts payable, payroll, human resources and property records. Ongoing systems costs at U S WEST Communications comprised approximately six percent of total operating expenses in 1995, 1994 and 1993. The Company expects systems costs charged to current operations as a percent of total operating expenses to approximate the current level throughout 1996. Systems costs could increase relative to other operating costs as the business becomes more technology dependent.

                                 U S WEST, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

PROGRESS UNDER THE RESTRUCTURING PLAN

    Following is a reconciliation of restructuring reserve activity since December 1993:

                                                         RESERVE                   RESERVE
                                                         BALANCE       1994        BALANCE       1995        CHANGE IN
                                                        12/31/93     ACTIVITY     12/31/94     ACTIVITY      ESTIMATE
                                                       -----------  -----------  -----------  -----------  -------------
Employee separation:
  Managerial.........................................   $      80    $       5    $      75    $      30     $      23
  Occupational.......................................         150           14          136           46             7
                                                            -----        -----        -----        -----         -----
Total employee separation............................         230           19          211           76            30
Systems development:
  Service delivery...................................          73           21           52           19            11
  Service assurance..................................          64           12           52           22            (4)
  Capacity provisioning..............................         179           57          122           85             5
  All other..........................................          84           37           47           19           (12)
                                                            -----        -----        -----        -----         -----
Total systems development............................         400          127          273          145        --
Real estate..........................................         130           50           80           66        --
Relocation...........................................         110           21           89           24           (30)
Retraining and other.................................          65           16           49           23        --
                                                            -----        -----        -----        -----         -----
Total 1993 Restructuring Plan........................         935          233          702          334        --
Remaining 1991 plan expenditures.....................          56           56       --           --            --
                                                            -----        -----        -----        -----         -----
Total................................................   $     991    $     289    $     702    $     334     $  --
                                                            -----        -----        -----        -----         -----
                                                            -----        -----        -----        -----         -----

                                                         RESERVE
                                                         BALANCE
                                                        12/31/95
                                                       -----------
Employee separation:
  Managerial.........................................   $      68
  Occupational.......................................          97
                                                            -----
Total employee separation............................         165
Systems development:
  Service delivery...................................          44
  Service assurance..................................          26
  Capacity provisioning..............................          42
  All other..........................................          16
                                                            -----
Total systems development............................         128
Real estate..........................................          14
Relocation...........................................          35
Retraining and other.................................          26
                                                            -----
Total 1993 Restructuring Plan........................         368
Remaining 1991 plan expenditures.....................      --
                                                            -----
Total................................................   $     368
                                                            -----
                                                            -----

                                                                                                     CUMULATIVE
                                                                                                   SEPARATIONS AT
                                                          1994 SEPARATIONS   1995 SEPARATIONS     DECEMBER 31, 1995
                                                          -----------------  -----------------  ---------------------
Employee separations:
  Managerial............................................            497                682                1,179
  Occupational..........................................          1,683              1,643                3,326
                                                                  -----              -----                -----
Total...................................................          2,180              2,325                4,505
                                                                  -----              -----                -----
                                                                  -----              -----                -----

                                 U S WEST, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS -- 1994 COMPARED WITH 1993

    Comparative details of income from continuing operations for 1994 and 1993 follow:

                                                                                                               INCREASE
                                                                            PERCENT                           (DECREASE)
                                                                           OWNERSHIP      1994       1993          $
                                                                         -------------  ---------  ---------  -----------
Communications Group: (1)
  U S WEST Communications, Inc.........................................          100    $   1,175  $     435   $     740
  Other operations.....................................................          100          (25)       (44)         19
                                                                                        ---------  ---------       -----
    Total Communications Group.........................................                     1,150        391         759
Media Group: (2)
  Consolidated:
    Directory and information services.................................          100          247        220          27
    Wireless communications............................................          100           67        (43)        110
    Cable and telecommunications.......................................          100           (2)    --              (2)
  Unconsolidated equity investments:
    Time Warner Entertainment (3)......................................         25.5          (30)       (19)        (11)
    TeleWest...........................................................         37.8           76        (21)         97
    One 2 One..........................................................         50.0          (58)       (22)        (36)
  Other (4)............................................................                       (24)       (30)          6
                                                                                        ---------  ---------       -----
    Total Media Group..................................................                       276         85         191
                                                                                        ---------  ---------       -----
Income from continuing operations......................................                 $   1,426  $     476   $     950
                                                                                        ---------  ---------       -----
                                                                                        ---------  ---------       -----
Earnings per common U S WEST share from continuing operations..........                 $    3.14  $    1.13   $    2.01

------------------------------
(1)
  1994 income from continuing operations includes a gain of $51 ($0.11 per share) on the sales of certain rural telephone exchanges. 1993 income from continuing operations was reduced by $534 ($1.28 per share) for a restructuring charge and $54 ($0.13 per share) for the cumulative effect on deferred taxes of the 1993 federally mandated increase in income tax rates.

(2)
  1994 income from continuing operations includes a gain of $105 ($0.23 per share) on the partial sale of U S WEST's joint venture interest in TeleWest, and a gain of $41 ($0.09 per share) for the sale of the Company's paging operations. 1993 income from continuing operations was reduced by $76 ($0.18 per share) for a restructuring charge.

(3)
  Percent ownership represents pro-rata priority capital and residual equity interests.

(4)
  Primarily includes interest expense and divisional expenses associated with equity investments.

COMMUNICATIONS GROUP

    The Communications Group's 1994 income from continuing operations was $1,099, an increase of $120, or 12.3 percent, over 1993, excluding the one-time effects described in Note 1 to the table above. The increase was primarily attributable to increased demand for telecommunications services.

    In 1993, U S WEST Communications incurred extraordinary charges for the discontinuance of Statement of Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation," and the early extinguishment of debt. An extraordinary, noncash charge of $3.1 billion (after tax) was incurred in conjunction with the decision to discontinue accounting for the operations of U S WEST Communications in accordance with SFAS No. 71. SFAS No. 71 generally applies to regulated companies that meet certain requirements, including a requirement that a company be able to recover its costs, competition notwithstanding, by charging its customers at prices established by its regulators. This decision to discontinue the application of SFAS No. 71 was based on the belief that competition, market conditions and technological advances, more than prices established by regulators, will determine the future cost recovery by U S WEST Communications. As a result of this change, the remaining asset lives of U S WEST

                                 U S WEST, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Communications' telephone plant were shortened to more closely reflect the useful (economic) lives of such plant. U S WEST Communications' accounting and reporting for regulatory purposes were not affected by the change.

    During 1993, U S WEST Communications refinanced long-term debt issues aggregating $2.7 billion in principal amount. These refinancings allowed U S WEST Communications to take advantage of favorable interest rates. Extraordinary costs associated with the redemptions reduced 1993 income by $77 (after tax).

MEDIA GROUP

    During 1994, income from continuing operations decreased 19 percent, to $130, excluding the effects of the one-time items described in Note 2 to the table above. The decline in income is primarily a result of increased start-up losses associated with international businesses, partially offset by income growth in domestic wireless operations attributable to rapid growth in customer demand.

    During 1993, the  Board approved  a plan to  dispose of  the capital  assets segment, which includes activities related to financial services, financial guarantee insurance operations and real estate. Until January 1, 1995, the capital assets segment was accounted for as discontinued operations in accordance with Accounting Principles Board Opinion No. 30, which provides for the reporting of the operating results of discontinued operations separately from continuing operations. The Company recorded a provision of $100 (after tax) for the estimated loss on disposal of the discontinued operations and an additional provision of $20 to reflect the cumulative effect on deferred taxes of the 1993 federally mandated increase in income tax rates. Income from discontinued operations prior to June 1, 1993, was $38, net of $15 in income taxes. Income from discontinued operations subsequent to June 1, 1993, is being deferred and was included within the provision for loss on disposal of the capital assets segment.

SALES AND OTHER REVENUES

    An analysis of the change in U S WEST's consolidated sales and other revenues follows:

                                                                                           INCREASE (DECREASE)
                                                                                           --------------------
                                                                       1994       1993         $          %
                                                                     ---------  ---------  ---------  ---------
Communications Group...............................................  $   9,176  $   8,870  $     306        3.4
Media Group........................................................      1,908      1,549        359       23.2
Intergroup eliminations............................................       (131)      (125)        (6)      (4.8)
                                                                     ---------  ---------  ---------        ---
Total..............................................................  $  10,953  $  10,294  $     659        6.4
                                                                     ---------  ---------  ---------        ---
                                                                     ---------  ---------  ---------        ---

COMMUNICATIONS GROUP OPERATING REVENUES

    An analysis of changes in the Communications Group's revenues follows:

                                                                                                                          INCREASE
                                                                                     LOWER                                (DECREASE)
                                                                       PRICE       (HIGHER)                               ---------
                                                1994       1993       CHANGES       REFUNDS       DEMAND        OTHER         $
                                              ---------  ---------  -----------  -------------  -----------  -----------  ---------
Local service...............................  $   4,067  $   3,829   $     (12)    $      30     $     216    $       4   $     238
Interstate access...........................      2,269      2,147         (15)           (6)          148           (5)        122
Intrastate access...........................        729        682         (10)           (4)           51           10          47
Long-distance network.......................      1,329      1,442          (8)            1           (43)         (63)       (113)
Other services..............................        782        770      --            --            --               12          12
                                              ---------  ---------         ---           ---         -----          ---   ---------
Total Communications Group..................  $   9,176  $   8,870   $     (45)    $      21     $     372    $     (42)  $     306
                                              ---------  ---------         ---           ---         -----          ---   ---------
                                              ---------  ---------         ---           ---         -----          ---   ---------


                                                  %
                                                 ---
Local service...............................        6.2
Interstate access...........................        5.7
Intrastate access...........................        6.9
Long-distance network.......................       (7.8)
Other services..............................        1.6
                                                    ---
Total Communications Group..................        3.4
                                                    ---
                                                    ---

    In 1994, local service revenues increased principally as a result of higher demand for services. Reported access lines increased by 3.6 percent. Excluding the sale of approximately 60,000 rural telephone access lines during 1994, access line growth was 4.0 percent.

                                 U S WEST, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    Higher revenues from interstate access services were primarily attributable to an increase of 7.8 percent in interstate billed access minutes of use, which more than offset the effects of price decreases. Intrastate access charges increased primarily as a result of higher demand, including demand for private line services.

    Long-distance revenues decreased principally due to the effects of the MTCPs implemented in Oregon and Washington. The 1994 impact was a loss of $68 in long-distance revenues, partially offset by a decrease of $48 in other operating expenses and an increase of $10 in intrastate access revenue. These regulatory arrangements decreased net income by approximately $6 in 1994.

    During 1994, revenues from other services increased due to higher revenue from billing and collection services and increased market penetration of new service offerings. Partially offsetting the increase in other services revenues was the 1993 sale of telephone equipment distribution operations, completion of large telephone network installation contracts and lower revenue from customer premises equipment installations.

MEDIA GROUP SALES AND OTHER REVENUES

    An analysis of the Media Group's sales and other revenues follows:

                                                                                            INCREASE (DECREASE)
                                                                                            --------------------
                                                                        1994       1993         $          %
                                                                      ---------  ---------  ---------  ---------
Directory and information services:
  Domestic..........................................................  $     997  $     949  $      48        5.1
  International.....................................................         78          7         71     --
                                                                      ---------  ---------  ---------  ---------
                                                                          1,075        956        119       12.4
Wireless communications:
  Cellular service..................................................        633        443        190       42.9
  Cellular equipment................................................        120         63         57       90.5
  Paging sales and service (1)......................................         28         55        (27)     (49.1)
                                                                      ---------  ---------  ---------  ---------
                                                                            781        561        220       39.2
Cable and telecommunications........................................         18     --             18     --
Other...............................................................         34         32          2        6.2
                                                                      ---------  ---------  ---------  ---------
Total Media Group...................................................  $   1,908  $   1,549  $     359       23.2
                                                                      ---------  ---------  ---------  ---------
                                                                      ---------  ---------  ---------  ---------

------------------------------
(1)
  The Company's paging business was sold in June 1994. Results reflect operations for the six months ending June 30, 1994.

    During 1994, Media Group sales and other revenues increased 25 percent to $1,862, excluding the effect of the 1994 Atlanta Systems acquisition and paging sale. The increase was primarily due to strong growth in cellular service revenue.

    DIRECTORY AND INFORMATION SERVICES Revenues related to Yellow Pages directory advertising increased approximately $59, or 6.5 percent, due primarily to pricing. Product enhancements and the effect of improved marketing programs on business volume also contributed to the increase in revenues. Non-Yellow Pages revenues increased $11, including $7 related to new products. Partially offsetting these increases was the absence of revenues related to certain publishing, software development and marketing operations that were sold, which reduced revenues by $22.

    The increase in international directory publishing revenue is attributable to U S WEST's May 1994 purchase of Thomson Directories.

                                 U S WEST, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    WIRELESS COMMUNICATIONS Cellular service revenues increased 43 percent, to $633 in 1994, due to a 61 percent increase in subscribers (with 24 percent of the additions occurring in December), partially offset by an 8 percent drop in average revenue per subscriber to $70.00 per month.

    Cellular equipment revenues increased 90 percent, to $120 in 1994, primarily due to an 83 percent increase in gross customer additions, with a higher percentage of those customers purchasing equipment than in 1993. This increase was partially offset by a 13 percent decline in the average selling price of wireless phones.

    CABLE AND TELECOMMUNICATIONS Domestic cable and telecommunications revenues reflect the December 1994 acquisition of the Atlanta Systems.

COSTS AND EXPENSES

                                                                                          INCREASE (DECREASE)
                                                                                          --------------------
                                                                      1994       1993         $          %
                                                                    ---------  ---------  ---------  ---------
Employee-related expenses.........................................  $   3,779  $   3,584  $     195        5.4
Other operating expenses..........................................      2,203      2,065        138        6.7
Taxes other than income taxes.....................................        412        417         (5)      (1.2)
Depreciation and amortization.....................................      2,052      1,955         97        5.0
Restructuring charge..............................................     --          1,000     (1,000)    --
Interest expense..................................................        442        439          3        0.7
Equity losses in unconsolidated ventures..........................        121         74         47       63.5
Other income (expense) -- net.....................................         25        (15)        40     --

    A reduction in the pension credit of approximately $80 contributed to the increase in employee-related expenses. Actuarial assumptions, which include decreases in the discount rate and the expected long-term rate of return on plan assets, contributed to the pension credit reduction. Approximately $150 for overtime payments, contract labor and basic salaries and wages, all related to the implementation of the Restructuring Plan at U S WEST Communications, also contributed to the increase. Additionally, employee-related expenses at the Company's publishing operations increased in connection with new product initiatives. Partially offsetting these increases were the effects of employees leaving the Company under the Restructuring Plan, lower health-care benefit costs, including a reduction in the accrual for postretirement benefits, and lower incentive compensation payments to employees.

    Selling and other operating costs related to growth in the cellular subscriber base increased other operating expenses by approximately $166 in 1994. Partially offsetting this increase was a $48 decrease in access expense related to the effects of the multiple toll carrier plan arrangements.

    The increase in depreciation and amortization expense was primarily a result of a higher depreciable asset base and increased rates of depreciation at U S WEST Communications.

    Interest expense in 1994 was essentially unchanged from 1993. Incremental financing costs associated with the September 1993 TWE investment were offset by the effects of refinancing debt at lower rates in 1993 at U S WEST Communications, and a reclassification of capitalized interest in 1994. Since the discontinuance of SFAS No. 71, interest capitalized as a component of telephone plant construction is recorded as an offset against interest expense rather than to other income (expense). U S WEST's average borrowing cost decreased to 6.6 percent in 1994, from 6.7 percent in 1993.

    Equity losses in unconsolidated ventures increased over 1993, primarily due to start-up costs related to the build out of TeleWest's network and costs related to the expansion of the customer base at One 2 One.

                                 U S WEST, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    Other income increased over 1993 primarily due to an increase in the management fee associated with the Company's TWE investment and a gain on the sale of certain publishing operations, partially offset by the reclassification of capitalized interest to interest expense.

PROVISION FOR INCOME TAXES

                                                                                  1994       1993      INCREASE
                                                                                ---------  ---------  -----------
Provision for income taxes....................................................  $     857  $     269   $     588
Effective tax rate............................................................       37.5%      36.1%     --

    The increase in the effective tax rate resulted primarily from the effects of discontinuing SFAS No. 71, an increase in 1994 income before income taxes and the 1993 restructuring charge, partially offset by the cumulative effect on deferred income taxes of the 1993 federally mandated increase in income tax rates.

LIQUIDITY AND CAPITAL RESOURCES -- THREE YEARS ENDED DECEMBER 31, 1995

OPERATING ACTIVITIES

    Cash provided by operations increased $173 in 1995. Business growth in the Communications Group and the cellular business, and the acquisition of the Atlanta Systems contributed to the increase in cash provided by operations. This increase was partially offset by increases in Restructuring Plan expenditures and higher income tax and interest payments, including approximately $60 related to the partial sale of the Company's joint venture interest in TeleWest.

    Cash from operations in 1994 remained relatively flat compared with 1993. Business growth and a decrease in the cash funding for postretirement benefits was offset by increased Restructuring Plan payments.

INVESTING ACTIVITIES

    Total capital expenditures were $3,140 in 1995, $2,820 in 1994 and $2,441 in 1993. The 1995 capital expenditures exceeded the 1994 and 1993 levels due to the Communications Group's efforts to improve customer service (including reductions in held orders) and to accommodate additional line capability in several states, and the enhancement and expansion of the cellular network. In 1996, capital expenditures are expected to approximate $3.1 billion. Included in the 1996 capital expenditures estimate are costs to enter new markets as allowed under the Telecommunications Act of 1996, upgrade the Atlanta Systems and expand the cellular network.

    The Company received cash proceeds of $214 and $93 in 1995 and 1994, respectively, for the sales of certain rural telephone exchanges. Since implementing its rural telephone exchange sales program, the Company has sold approximately 155,000 access lines. Planned sales of rural exchanges for 1996 and beyond aggregate approximately 180,000 lines.

    Investing activities of the Company also include equity investments in international ventures. In 1995, the Company invested $681 in international ventures, primarily investments in Malaysia, the Netherlands, the Czech Republic and the United Kingdom. The Company invested approximately $444 in developing international businesses in 1994, including the acquisition of Thomson Directories. The Company anticipates that investments in international ventures will approximate $400 in 1996. This includes investments for recently awarded licenses to provide cellular service using digital technology in India and Poland. At December 31, 1995, U S WEST guaranteed debt in the principal amount of approximately $140 related to international ventures.

    In March 1995, PCS PrimeCo was awarded PCS licenses in 11 markets. The Company's share of the cost of the licenses was approximately $268, all of which was funded in 1995. Under the PCS PrimeCo partnership

                                 U S WEST, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
agreement, U S WEST is required to fund approximately 24 percent of PCS PrimeCo's operating and capital costs, including licensing costs. U S WEST anticipates that its total funding obligations to PCS PrimeCo during the next three years will be approximately $400.

    In 1994, the Company received cash proceeds of $143 from the sale of its paging operations. In 1993, cash proceeds of $30 were received from the sale of certain nonstrategic lines of business. The Company did not receive cash from the 1994 partial sale of its joint venture interest in TeleWest or from the 1995 merger. All proceeds from the 1994 sale have been used by TeleWest for general business purposes, including financing both construction and operations, and repaying debt.

    On February 27, 1996, U S West announced a definitive agreement to merge with Continental. Continental, the nation's third-largest cable operator, serves
4.2 million domestic customers, passes more than seven million domestic homes and holds significant other domestic and international properties. U S WEST will purchase all of Continental's stock for approximately $5.3 billion and will assume Continental's debt and other obligations, which amount to approximately $5.5 billion. Consideration for the $5.3 billion in equity will consist of approximately $1 billion in U S WEST preferred stock, convertible to Media Stock; and, at U S WEST's option, between $1 billion and $1.5 billion in cash, and $2.8 billion to $3.3 billion in shares of Media Stock. The transaction, which is expected to close in the fourth quarter of 1996, is subject to a number of conditions and approvals, including approvals from Continental shareholders and local franchising and government authorities.

FINANCING ACTIVITIES

    During 1995, debt increased $917 primarily due to the increase in capital expenditures, new investments in international ventures, cash funding of the PCS licenses and a reclassification of debt from net investment in assets held for sale.

    During fourth-quarter 1995, U S WEST issued $130 of exchangeable notes, or Debt Exchangeable for Common Stock ("DECS"), due December 15, 1998. Upon maturity, each DECS will be mandatorily exchanged by U S WEST for shares of Enhance Financial Services Group, Inc. ("Enhance") or, at U S WEST's option, redeemed at the cash equivalent. The capital assets segment currently holds approximately 31.5 percent of the outstanding Enhance common stock.

    These increases in debt were partially offset by reductions of debt related to the investment in TWE and a refinancing of commercial paper by issuing Company-obligated mandatorily redeemable preferred securities of a subsidiary trust holding solely Company-guaranteed debentures ("Preferred Securities"). U S WEST issued $600 of Preferred Securities in 1995. The payment of interest and redemption amounts to holders of the securities are fully and unconditionally guaranteed by U S WEST.

    During 1995, U S WEST refinanced $2.6 billion of commercial paper to take advantage of favorable long-term interest rates. In addition to the commercial paper, U S WEST Communications refinanced $145 of long-term debt. In 1993, U S WEST Communications refinanced $2.7 billion of long-term debt. Expenses associated with the refinancing of long-term debt resulted in extraordinary after-tax charges to income of $8 and $77, net of tax benefits of $5 and $48 in 1995 and 1993, respectively.

    Debt increased $739 in 1994, primarily due to the December 1994 acquisition of the Atlanta Systems, partially offset by reductions in debt related to the investment in TWE. The cash investment related to the acquisition of the Atlanta Systems was $745, obtained through short-term borrowing.

    Excluding debt associated with the capital assets segment, the Company's percentage of debt to total capital at December 31, 1995, was 50.7 percent compared with 51.6 percent at December 31, 1994 and 55.1 percent at December 31, 1993. Including debt associated with the capital assets segment, Preferred Securities and other preferred stock, the Company's percentage of debt to total capital was 56.4 percent at

                                 U S WEST, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
December 31, 1995, 55.7 percent at December 31, 1994 and 59.7 percent at December 31, 1993. The decrease in the 1994 percentage of debt to total capital is primarily attributable to higher net income and the effects of an increase in common shares outstanding.

    U S WEST maintains a commercial paper program to finance short-term cash flow requirements as well as to maintain a presence in the short-term debt market. In addition, U S WEST maintains lines of credit aggregating approximately $1.9 billion, all of which was available at December 31, 1995. Under registration statements filed with the SEC, as of December 31, 1995, U S WEST is permitted to issue up to approximately $1.5 billion of new debt securities.

    Debt related to discontinued operations decreased $487 in 1995 and $213 in 1994. Cash to the capital assets segment of $101 in 1994 primarily reflects the payment of debt, net of $154 in proceeds from the sale of 8.1 million shares of Financial Security Assurance Holdings, Ltd. ("FSA"), an investment of the capital assets segment. For financial reporting purposes debt of the capital assets segment is netted against the related assets. See Consolidated Financial Statements -- Note 20: Net Investment in Assets Held for Sale.

    In connection with U S WEST's February 27, 1996 announcement of a planned merger with Continental, U S WEST, Inc.'s credit rating is being reviewed by credit rating agencies, which may result in a downgrading. The credit rating of U S WEST Communications was not placed under review by Moody's, has been reaffirmed by Duff and Phelps, and is under review by Fitch and Standard & Poors.

    Subsequent to the acquisition of the Atlanta Systems (See Note 4 to the Consolidated Financial Statements) the Company announced its intention to purchase U S WEST common shares in the open market up to an amount equal to those issued in conjunction with the acquisition, subject to market conditions. In first-quarter 1995, the Company purchased 1,704,700 shares of U S WEST common stock at an average price per share of $37.02. In December 1994, the Company purchased 550,400 shares of U S WEST common stock at an average price per share of $36.30.

RISK MANAGEMENT

    The Company is exposed to market risks arising from changes in interest rates and foreign exchange rates. Derivative financial instruments are used to manage these risks. U S WEST does not use derivative financial instruments for trading purposes.

INTEREST RATE RISK MANAGEMENT

    The objective of the interest rate risk management program is to minimize the total cost of debt. Interest rate swaps are used to adjust the ratio of fixed- to variable-rate debt. The market value of the debt portfolio, including the interest rate swaps, is monitored and compared with predetermined benchmarks to evaluate the effectiveness of the risk management program.

    Notional amounts of interest rate swaps outstanding were $1.6 billion at December 31, 1995 and 1994, with various maturities extending to 2004. The estimated effect of interest rate derivative transactions was to adjust the level of fixed-rate debt from 88 percent to 94 percent of the total debt portfolio at December 31, 1995, and from 73 percent to 82 percent of the total debt portfolio at December 31, 1994 (including debt associated with the capital assets segment).

    In conjunction with the 1993 debt refinancing, the Company executed forward contracts to sell U.S. Treasury bonds to lock in the U. S. Treasury rate component of $1.5 billion of the future debt issue. At December 31, 1995, deferred credits of $8 and deferred charges of $51 on closed forward contracts are included as part of the carrying value of the underlying debt. The deferred credits and charges are being recognized as a yield adjustment over the life of the debt, which matures at various dates through 2043. The net deferred charge is directly offset by the lower coupon rate achieved on the new debt.

                                 U S WEST, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FOREIGN EXCHANGE RISK MANAGEMENT

    U S WEST has entered into forward and option contracts to manage the market risks associated with fluctuations in foreign exchange rates after consideration of offsetting foreign exposures among international operations. The use of forward and option contracts allow U S WEST to fix or cap the cost of firm foreign investment commitments in countries with freely convertible currencies. The market values of the foreign exchange positions, including the hedging instruments, are continuously monitored and compared with predetermined levels of acceptable risk.

    Notional amounts of foreign exchange forward and option contracts outstanding were $456 and $170 as of December 31, 1995 and 1994, respectively, with maturities of one year or less. These contracts were primarily for the purchase of Dutch guilders and British pounds in 1995 and British pounds in 1994.

    The Company had foreign exchange risks associated with a Dutch guilder-denominated payable in the translated principal amount of $216 at December 31, 1995, and British pound-denominated receivables in the translated principal amounts of $139 and $48 at December 31, 1995 and 1994, respectively, of which $63 and $48 of these respective balances are with a wholly owned subsidiary. These positions were hedged in 1995.

DISPOSITION OF THE CAPITAL ASSETS SEGMENT

    U S WEST announced a plan of disposition of the capital assets segment in June 1993. See the Consolidated Financial Statements -- Note 20: Net Investment in Assets Held for Sale. In December 1993, U S WEST sold $2.0 billion of finance receivables and the business of U S WEST Financial Services, Inc. to NationsBank Corporation. Proceeds from the sale of $2.1 billion were used to repay related debt.

    During 1994, U S WEST reduced its ownership interest in FSA, a member of the capital assets segment, to 60.9 percent and its voting interest to 49.8 percent through a series of transactions. In May and June 1994, U S WEST sold 8.1 million shares of FSA common stock and received $154 in net proceeds from the public offering. In December 1995, FSA merged with Capital Guaranty Corporation for shares of FSA and cash of $51. The transaction was valued at approximately $203 and reduced U S WEST's ownership interest in FSA to 50.3 percent and its voting interest to 41.7 percent. U S WEST expects to monetize and ultimately reduce its ownership in FSA through the issuance of Debt Exchangeable for Common Stock ("DECS") in 1996. At maturity, each DECS will be mandatorily exchanged by U S WEST for FSA common stock held by U S WEST or, at U S WEST's option, redeemed at the cash equivalent.

    On September 2, 1994, U S WEST issued to Fund American Enterprises Holdings Inc. ("FFC") 50,000 shares of cumulative redeemable preferred stock for a total of $50. The shares are mandatorily redeemable in year ten and, at the option of FFC, the preferred stock also can be redeemed for common shares of FSA.

    U S WEST Real Estate, Inc. has sold various properties totaling $120, $327 and $66 in 1995, 1994 and 1993, respectively. The sales proceeds were in line with estimates. Proceeds from building sales were primarily used to repay related debt. U S WEST has completed construction of existing buildings in the commercial real estate portfolio and expects to substantially complete liquidation of this portfolio by 1998. The remaining balance of assets subject to sale is approximately $490, net of reserves, as of December 31, 1995.

COMPETITIVE AND REGULATORY ENVIRONMENT

THE TELECOMMUNICATIONS ACT OF 1996

    On February 1, 1996, the House and Senate approved the Telecommunications Act of 1996 (the "1996 Act") which is intended to promote competition between local telephone companies, long-distance carriers and cable television operators. The 1996 Act was signed into law on February 8, 1996, and replaces the antitrust consent decree that broke up the "Bell System" in 1984. A major provision of the legislation includes the preemption of state regulations that govern competition by allowing local telephone companies,

                                 U S WEST, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
long-distance carriers and cable television companies to enter each other's lines of business. Consequently, the Regional Bell Operating Companies ("RBOCs") are immediately permitted to offer wireline interLATA toll services out of their regions. However, to participate in the interLATA long-distance market within their regions, the RBOCs must first open their local networks to facilities-based competition by satisfying a detailed checklist of requirements, including requirements related to interconnection and number portability.

    Other key provisions of the 1996 Act: (1) eliminate most of the regulation of cable television rates within three years and eliminate the ban on cross-ownership between cable television and telephone companies in small communities; (2) permit the RBOCs to develop new, competitive cable systems within their regions and to acquire or build wireless cable systems; (3) provide partial relief from the ban against manufacturing telecommunications equipment by the RBOCs; and (4) permit wireless operators to provide interLATA toll service in and out of region without a separate subsidiary and to jointly market or resell cellular service.

    The FCC and state regulators have been given latitude in interpreting and overseeing the implementation of this legislation, including developing universal service funding policy. The extent and timing of future competition, including the Communications Group's ability to offer in-region interLATA long-distance services, will depend in part on the implementation guidelines determined by the FCC and state regulators, and how quickly the Communications Group can satisfy requirements of the checklist. The Communications Group estimates that fulfillment of the checklist requirements could occur in the majority of its states within 12 to 18 months.

THE COMMUNICATIONS GROUP

    Markets served by the Communications Group, including markets for local, access and long-distance services, are being impacted by the rapid technological and regulatory changes occurring within the telecommunications industry. Current and potential competitors include local telephone companies, interexchange carriers, competitive access providers ("CAPs"), cable television companies and providers of personal communications services ("PCS").

    The Communications Group believes that competitors will initially target high-volume business customers in densely populated urban areas. The resulting loss of local service customers will affect multiple revenue streams and could have a material, adverse effect on the Communications Group's operations. The resulting revenue losses, however, could be at least partially offset by the Communications Group's ability to bundle local, long-distance and wireless services, and provide interconnection services.

    The Communications Group's strategy is to offer integrated communications, entertainment, information and transaction services over both wired and wireless networks to its customers primarily within its Region. The key initiatives to support this strategy include five key elements:

    - Providing superior customer service

    - Building customer loyalty

    - Enhancing network capability and capacity

    - Expanding the product and service portfolio

    - Ensuring a fair competitive environment

    Strategic initiatives to attract and retain customers include: (1) enhancing existing services with products such as caller identification, call waiting and voice messaging; (2) aggressive expansion of data services; (3) pursuing opportunities to offer paging, wireless and cable television services; and (4) rapid entry into the interLATA long-distance market.

                                 U S WEST, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    A market trial for a broadband network capable of providing voice, data and video services to customers commenced in the Omaha area in August 1995. The Communications Group does not intend to expand this service offering beyond the Omaha area because of service cost and pricing issues. The Communications Group does plan to continue to provide the system that delivers basic, premium and pay-per-view video services in the Omaha area. The Communications Group is evaluating the relative costs of alternative video technologies, as well as the near-term feasibility of interactive services. To satisfy anticipated demand for combined video and telephony services on a cost-effective basis, the Communications Group's strategy may include selective investments in wireless cable technologies.

    The Communications Group is subject to varying degrees of federal and state regulation. The Communications Group's regulatory strategy includes working to:

    - Achieve accelerated capital recovery;

    - Reprice local services to cover costs and ensure these services are subsidy free, while lowering toll and access rates to meet competition; and

    - Ensure that the new rules associated with the Telecommunications Act of 1996 concerning the unbundling of interconnection, resale of services and universal service do not advantage one competitor over another.

    The Communications Group is currently working with state regulators to gain approval of these initiatives.

THE MEDIA GROUP

    The Media Group's strategy is based on the belief that communication and commerce are migrating from other mediums to electronic networks. Over time, this global phenomenon will result in networks replacing traditional distribution channels. To meet the needs of this growing market, the Media Group provides local connections and then integrates market-based service offerings to meet the needs of end users. The Media Group executes this strategy through three lines of business -- cable and telecommunications, wireless and directory and information services -- in selected high-growth markets worldwide.

    CABLE AND TELECOMMUNICATIONS The 1996 Act will enable the Media Group to provide "one-stop shopping" for voice, video and data services, a key objective of the Media Group. The Media Group is currently in the process of negotiating reasonable and nondiscriminatory local interconnection rates, terms and conditions with BellSouth and is planning on entering the local exchange market, through the Atlanta Systems, on a competitive basis by the end of 1996.

    The Atlanta Systems generally compete for viewer attention with programming from a variety of sources, including the direct reception of broadcast television signals by the viewer's own antenna, satellite master antenna service and direct broadcast satellite services. Cable television systems are also in competition for both viewers and advertising in varying degrees with other communications and entertainment media. Such competition may increase with the development and growth of new technologies.

    The 1996 Act has amended certain aspects of the Cable Television Consumer Protection and Competition Act of 1992 ("the 1992 Cable Act"). Under the 1996 Act, cable rates are deregulated effective March 31, 1999, or earlier if competition exists. In addition, the provisions of the 1996 Act simplify the process of filing rate complaints, relax uniform rate requirements and subscriber notice provisions, expand the definition of effective competition and eliminate certain restrictions on the sale of cable systems. Current program access restrictions applying to cable operators are extended to common carriers by the 1996 Act. The 1996 Act also eliminates certain cross-ownership restrictions between cable operators, broadcasters and multichannel, multipoint distribution system operators.

                                 U S WEST, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    Cable television systems are also subject to local regulation, typically imposed through the franchising process. Local officials may be involved in the initial franchise selection, system design and construction, safety, rate regulation, customer service standards, billing practices, community-related programming and services, franchise renewal and imposition of franchise fees.

    In 1995, the Georgia legislature removed the legal prohibition on local telephone competition by authorizing competition in local telephone exchange service. The Media Group has received certification from the Georgia Public Service Commission to provide local switched and nonswitched telephone service in Georgia and, with the passage of the 1996 Act, certain long-distance services.

    WIRELESS COMMUNICATIONS There are two competitive cellular licenses in each market. Competition is based on the price of cellular service, the quality of the service and the size of the geographic area served. The development of PCS services will increase the number of competitors and the level of competition. The Media Group is unable to estimate the impact of the availability of PCS services on its cellular operations, though it could be significant.

    The wireless operations are subject to regulation by federal and some state and local authorities. The construction and transfer of cellular systems in the United States are regulated by the FCC pursuant to the Communications Act of 1934. The FCC regulates construction and operation of cellular systems and licensing and technical standards for the provision of cellular telephone service. Pursuant to Congress' 1993 Omnibus Budget Reconciliation Act, the FCC adopted rules preempting state and local governments from regulating wireless entry and most rates.

    The passage of the 1996 Act eliminates long-distance restrictions imposed by the Modified Final Judgment ("MFJ"). As a result, the Media Group, including its wireless partners, are now able to offer integrated local and long-distance services to its wireless customers. The 1996 Act also permits the Media Group to enter into activities related to the manufacture of telecommunications equipment.

    DIRECTORY AND INFORMATION SERVICES The Media Group may face emerging competition in the provision of interactive services from cable and entertainment companies, on-line services and other information providers. Directory listings are beginning to be offered via electronic databases through telephone company and third party networks. As such offerings expand and are enhanced through interactivity and other features, the Media Group may experience heightened competition in its directory publishing businesses. With the passage of the 1996 Act, the Media Group will be able to provide certain information services across LATA boundaries. The Media Group will continue to expand its core products and develop and package new information products to meet its customers' needs.

OTHER ISSUES

    The Communications Group's interstate services have been subject to price cap regulation since January 1991. Price caps are an alternative form of regulation designed to limit prices rather than profits. However, the FCC's price cap plan includes sharing of earnings in excess of authorized levels. In March 1995, the FCC issued an interim order on price cap regulation. The price cap index for most services is annually adjusted for inflation, productivity level and exogenous costs, and has resulted in reduced access prices paid by interexchange carriers to local telephone companies. The interim order also provides for three productivity options, including a no-sharing option, and for increased flexibility for adjusting prices downward in response to competition. In 1995, the Communications Group selected the lowest productivity option, while prior to this interim order, the Communications Group used an optional higher productivity factor in determining its prices. Consequently, the Communications Group expects the order to have no significant near-term impact.

    There are pending regulatory actions in local regulatory jurisdictions that call for price decreases, refunds or both. In one such instance, the Utah Supreme Court has remanded a Utah Public Service Commission ("PSC") order to the PSC for reconsideration, thereby establishing two exceptions to the

                                 U S WEST, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
rule against retroactive ratemaking: 1) unforeseen and extraordinary events, and
2) misconduct. The PSC's initial order denied a refund request from interexchange carriers and other parties related to the Tax Reform Act of 1986. This action is still in the discovery process. If a formal filing -- made in accordance with the remand from the Supreme Court -- alleges that the exceptions apply, the range of possible risk is $0 to $150.

    On September 22, 1995, U S WEST filed a lawsuit in Delaware Chancery Court to enjoin the proposed merger of Time Warner and Turner Broadcasting. U S WEST has alleged breaches of contract and fiduciary duties by Time Warner in connection with this proposed merger. Time Warner filed a countersuit against U S WEST on October 11, 1995, alleging misrepresentation, breach of contract and other misconduct on the part of U S WEST. Time Warner's countersuit seeks a reformation of the Time Warner Entertainment partnership agreement, an order that enjoins U S WEST from breaching the partnership agreement, and unspecified compensatory damages. U S WEST has denied each of the claims in Time Warner's countersuit. The trial for this action concluded on March 22, 1996. A ruling by the Delaware Chancery Court is expected in June 1996.

    On October 2, 1995, union members approved a new three-year contract with U S WEST. The contract provides for salary increases of 10.6 percent over three years effective January 1 of each year. The contract also provides employees with a lump sum payment of $1,500 in lieu of wage increases becoming effective in August of each year. This lump sum payment is being recognized over the life of the contract. The agreement covers approximately 30,000 Communications Workers of America ("CWA") members who work for the Communications Group.

    On October 15, 1995, U S WEST Direct and the CWA reached a tentative agreement on their contract, subject to ratification by the CWA membership. This contract would provide for salary increases of 10.5 percent over three years and provides employees with a lump sum payment of $850.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareowners of U S WEST, Inc.:

    We have audited the Consolidated Balance Sheets of U S WEST, Inc. as of December 31, 1995 and 1994, and the related Consolidated Statements of Operations and Cash Flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of U S WEST, Inc. as of December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

    As discussed in Note 8 to the Consolidated Financial Statements, the Company discontinued accounting for the operations of U S WEST Communications, Inc. in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," in 1993.

COOPERS & LYBRAND L.L.P.

Denver, Colorado
February 12, 1996, except for Note 4, paragraph 3, as to which the date is February 27, 1996

                              REPORT OF MANAGEMENT

    The Consolidated Financial Statements of U S WEST have been prepared in conformity with generally accepted accounting principles applied on a consistent basis. The integrity and objectivity of information in these financial statements, including estimates and judgments, are the responsibility of management, as is all other financial information included in this report.

    U S WEST maintains a system of internal accounting controls designed to provide a reasonable assurance as to the integrity and reliability of financial statements, the safeguarding of assets and the prevention and detection of material errors or fraudulent financial reporting. Monitoring of such systems includes an internal audit program designed to assess objectively the effectiveness of internal controls and recommend improvements therein.

    Limitations exist in any system of internal accounting controls based on the recognition that the cost of the system should not exceed the benefits derived. U S WEST believes that the Company's system provides reasonable assurance that transactions are executed in accordance with management's general or specific authorizations and is adequate to accomplish the stated objectives.

    The independent certified public accountants, whose report is included herein, are engaged to express an opinion on our Consolidated Financial Statements. Their opinion is based on procedures performed in accordance with generally accepted auditing standards, including examining, on a test basis, evidence supporting the amounts and disclosures in the Consolidated Financial Statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.

    In an attempt to assure objectivity, the financial information contained in this report is subject to review by the Audit Committee of the board of directors. The Audit Committee is composed of outside directors who meet regularly with management, internal auditors and independent auditors to review financial reporting matters, the scope of audit activities and the resolution of audit findings.

Richard D. McCormick
CHAIRMAN AND CHIEF EXECUTIVE OFFICER

James T. Anderson
ACTING EXECUTIVE VICE PRESIDENT
AND CHIEF FINANCIAL OFFICER

February 12, 1996

                                 U S WEST, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                   -------------------------------
                                                                                     1995       1994       1993
                                                                                   ---------  ---------  ---------
                                                                                         DOLLARS IN MILLIONS
Sales and other revenues.........................................................  $  11,746  $  10,953  $  10,294

Operating expenses:
  Employee-related expenses......................................................      4,071      3,779      3,584
  Other operating expenses.......................................................      2,323      2,203      2,065
  Taxes other than income taxes..................................................        416        412        417
  Depreciation and amortization..................................................      2,291      2,052      1,955
  Restructuring charge...........................................................     --         --          1,000
                                                                                   ---------  ---------  ---------
    Total operating expenses.....................................................      9,101      8,446      9,021
                                                                                   ---------  ---------  ---------
Income from operations...........................................................      2,645      2,507      1,273

Interest expense.................................................................        527        442        439
Equity losses in unconsolidated ventures.........................................        207        121         74
Gains on asset sales:
  Merger and partial sale of joint venture interest..............................        157        164     --
  Rural telephone exchanges......................................................        136         82     --
  Paging assets..................................................................     --             68     --
Guaranteed minority interest expense.............................................         14     --         --
Other income (expense) -- net....................................................        (36)        25        (15)
                                                                                   ---------  ---------  ---------
Income from continuing operations before income taxes and extraordinary items....      2,154      2,283        745
Provision for income taxes.......................................................        825        857        269
                                                                                   ---------  ---------  ---------
Income from continuing operations before extraordinary items.....................      1,329      1,426        476
Discontinued operations:
  Estimated loss from June 1, 1993 through disposal, net of tax..................     --         --           (100)
  Income tax rate change.........................................................     --         --            (20)
  Income, net of tax (to June 1, 1993)...........................................     --         --             38
                                                                                   ---------  ---------  ---------
Income before extraordinary items................................................      1,329      1,426        394
Extraordinary items:
  Discontinuance of SFAS No. 71, net of tax......................................     --         --         (3,123)
  Early extinguishment of debt, net of tax.......................................        (12)    --            (77)
                                                                                   ---------  ---------  ---------
NET INCOME (LOSS)................................................................  $   1,317  $   1,426  $  (2,806)
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Dividends on preferred stock.....................................................          3     --         --
                                                                                   ---------  ---------  ---------
EARNINGS (LOSS) AVAILABLE FOR COMMON STOCK.......................................  $   1,314  $   1,426  $  (2,806)
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

                                 U S WEST, INC.
               CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

                                                                                    YEAR ENDED DECEMBER 31,
                                                                               ----------------------------------
                                                                                  1995        1994        1993
                                                                               ----------  ----------  ----------
                                                                                 IN THOUSANDS (EXCEPT PER SHARE
                                                                                            AMOUNTS)
PRO FORMA COMMUNICATIONS GROUP EARNINGS PER COMMON SHARE:
  Income before extraordinary item...........................................  $     2.52
  Extraordinary item -- early extinguishment of debt.........................       (0.02)
                                                                               ----------
PRO FORMA COMMUNICATIONS GROUP EARNINGS PER COMMON SHARE.....................  $     2.50
                                                                               ----------
                                                                               ----------
PRO FORMA COMMUNICATIONS GROUP AVERAGE COMMON SHARES OUTSTANDING.............     470,716
                                                                               ----------
                                                                               ----------
PRO FORMA MEDIA GROUP EARNINGS PER COMMON SHARE:
  Income before extraordinary item...........................................  $     0.30
  Extraordinary item -- early extinguishment of debt.........................       (0.01)
                                                                               ----------
PRO FORMA MEDIA GROUP EARNINGS PER COMMON SHARE..............................  $     0.29
                                                                               ----------
                                                                               ----------
PRO FORMA MEDIA GROUP AVERAGE COMMON SHARES OUTSTANDING......................     470,549
                                                                               ----------
                                                                               ----------
U S WEST, INC. EARNINGS (LOSS) PER COMMON SHARE:
  Continuing operations available for common stock...........................      --      $     3.14  $     1.13
  Discontinued operations:
    Estimated loss from June 1, 1993 through disposal........................      --          --           (0.24)
    Income tax rate change...................................................      --          --           (0.04)
    Income (to June 1, 1993).................................................      --          --            0.09
  Extraordinary items:
    Discontinuance of SFAS No. 71............................................      --          --           (7.45)
    Early extinguishment of debt.............................................      --          --           (0.18)
                                                                               ----------  ----------  ----------
U S WEST, INC. EARNINGS (LOSS) PER COMMON SHARE..............................      --      $     3.14  $    (6.69)
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
U S WEST, INC. AVERAGE COMMON SHARES OUTSTANDING.............................      --         453,316     419,365
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

   The accompanying notes are an integral part of the Consolidated Financial
                                  Statements.

                                 U S WEST, INC.
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                                   DECEMBER 31,
                                                                                               --------------------
                                                                                                 1995       1994
                                                                                               ---------  ---------
                                                                                               DOLLARS IN MILLIONS
Current assets:
  Cash and cash equivalents..................................................................  $     192  $     209
  Accounts and notes receivable, less allowance for
   credit losses of $88 and $62, respectively................................................      1,886      1,693
  Inventories and supplies...................................................................        227        189
  Deferred tax asset.........................................................................        282        352
  Prepaid and other..........................................................................        322        323
                                                                                               ---------  ---------
Total current assets.........................................................................      2,909      2,766
                                                                                               ---------  ---------
Property, plant and equipment -- net.........................................................     14,677     13,997
Investment in Time Warner Entertainment......................................................      2,483      2,522
Intangible assets -- net.....................................................................      1,798      1,858
Investments in international ventures........................................................      1,511        881
Net investment in assets held for sale.......................................................        429        302
Other assets.................................................................................      1,264        878
                                                                                               ---------  ---------
Total assets.................................................................................  $  25,071  $  23,204
                                                                                               ---------  ---------
                                                                                               ---------  ---------

                                        LIABILITIES AND SHAREOWNERS' EQUITY

Current liabilities:
  Short-term debt............................................................................  $   1,901  $   2,837
  Accounts payable...........................................................................        975        944
  Employee compensation......................................................................        385        367
  Dividends payable..........................................................................        254        251
  Current portion of restructuring charge....................................................        282        337
  Other......................................................................................      1,255      1,278
                                                                                               ---------  ---------
Total current liabilities....................................................................      5,052      6,014
                                                                                               ---------  ---------
Long-term debt...............................................................................      6,954      5,101
Postretirement and other postemployment benefit obligations..................................      2,433      2,502
Deferred income taxes........................................................................      1,071        890
Unamortized investment tax credits...........................................................        199        231
Deferred credits and other...................................................................        763      1,033
Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding
 solely Company-guaranteed debentures........................................................        600     --
Preferred stock subject to mandatory redemption..............................................         51         51
Common shareowners' equity:
  Common shares -- At 12/31/95-Communications Stock- $0.01 per share par value, 2,000,000,000 authorized, 482,877,097 issued and 473,635,025 outstanding. Media Stock -- $0.01 per share par value, 2,000,000,000 authorized, 481,556,451 issued and 472,314,379 outstanding. At
   12/31/94-U S WEST, Inc. no par, 2,000,000,000 authorized, 476,880,420 issued and
   469,343,048 outstanding...................................................................      8,228      8,056
  Cumulative deficit.........................................................................       (115)      (458)
  LESOP guarantee............................................................................       (127)      (187)
  Foreign currency translation adjustments...................................................        (38)       (29)
                                                                                               ---------  ---------
Total common shareowners' equity.............................................................      7,948      7,382
                                                                                               ---------  ---------
Total liabilities and shareowners' equity....................................................  $  25,071  $  23,204
                                                                                               ---------  ---------
                                                                                               ---------  ---------
Contigencies (See Note 19 to the Consolidated Financial Statements)

   The accompanying notes are an integral part of the Consolidated Financial
                                  Statements.

                                 U S WEST, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           YEAR ENDED DECEMBER 31,
                                                                                       -------------------------------
                                                                                         1995       1994       1993
                                                                                       ---------  ---------  ---------
                                                                                             DOLLARS IN MILLIONS
OPERATING ACTIVITIES
  Net income (loss)..................................................................  $   1,317  $   1,426  $  (2,806)
  Adjustments to net income (loss):
    Discontinuance of SFAS No. 71....................................................     --         --          3,123
    Restructuring charge.............................................................     --         --          1,000
    Depreciation and amortization....................................................      2,291      2,052      1,955
    Gains on asset sales:
      Merger and partial sale of joint venture interest..............................       (157)      (164)    --
      Rural telephone exchanges......................................................       (136)       (82)    --
      Paging assets..................................................................     --            (68)    --
    Equity losses in unconsolidated ventures.........................................        207        121         74
    Discontinued operations..........................................................     --         --             82
    Deferred income taxes and amortization of investment tax credits.................        274        373       (225)
  Changes in operating assets and liabilities:
    Restructuring payments...........................................................       (334)      (289)      (120)
    Postretirement medical and life costs, net of cash fundings......................        (24)        (5)      (122)
    Accounts and notes receivable....................................................       (169)      (104)       (90)
    Inventories, supplies and other..................................................        (79)       (81)       (56)
    Accounts payable and accrued liabilities.........................................         45         (4)       216
  Other -- net.......................................................................        185         72        169
                                                                                       ---------  ---------  ---------
  Cash provided by operating activities..............................................      3,420      3,247      3,200
                                                                                       ---------  ---------  ---------
INVESTING ACTIVITIES
  Expenditures for property, plant and equipment.....................................     (2,825)    (2,603)    (2,427)
  Investment in Time Warner Entertainment............................................     --         --         (1,557)
  Investment in Atlanta Systems......................................................     --           (745)    --
  Investments in international ventures..............................................       (681)      (350)      (230)
  Proceeds from disposals of property, plant and equipment...........................        201         96         45
  Proceeds from sale of paging assets................................................     --            143     --
  Other -- net.......................................................................       (201)      (119)       (10)
                                                                                       ---------  ---------  ---------
  Cash (used for) investing activities...............................................     (3,506)    (3,578)    (4,179)
                                                                                       ---------  ---------  ---------
FINANCING ACTIVITIES
  Net (repayments of) proceeds from issuance of short-term debt......................     (1,281)     1,280        687
  Proceeds from issuance of long-term debt...........................................      2,732        251      2,282
  Repayments of long-term debt.......................................................     (1,058)      (526)    (2,969)
  Proceeds from issuance of trust originated preferred securities -- net.............        581     --         --
  Dividends paid on common stock.....................................................       (929)      (886)      (812)
  Proceeds from issuance of common stock.............................................         87        364      1,150
  Proceeds from issuance of preferred stock..........................................     --             50     --
  Purchases of treasury stock........................................................        (63)       (20)    --
                                                                                       ---------  ---------  ---------
  Cash provided by financing activities..............................................         69        513        338
                                                                                       ---------  ---------  ---------
  Cash (used for) provided by continuing operations..................................        (17)       182       (641)
  Cash (to) from discontinued operations.............................................     --           (101)       610
                                                                                       ---------  ---------  ---------
CASH AND CASH EQUIVALENTS
  Increase (decrease)................................................................        (17)        81        (31)
  Beginning balance..................................................................        209        128        159
                                                                                       ---------  ---------  ---------
  Ending balance.....................................................................  $     192  $     209  $     128
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------

   The accompanying notes are an integral part of the Consolidated Financial
                                  Statements.

                                 U S WEST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE 1: RECAPITALIZATION PLAN
    On October 31, 1995, the shareholders of U S WEST, Inc., a Colorado corporation ("U S WEST Colorado"), voted to approve a proposal (the "Recapitalization Plan") adopted by the Board of Directors of U S WEST, Inc. (the "Board") to reincorporate in Delaware and create two classes of common stock that are intended to reflect separately the performance of the communications and multimedia businesses. Under the Recapitalization Plan, shareholders approved an Agreement and Plan of Merger between U S WEST Colorado and U S WEST, Inc., a Delaware corporation ("U S WEST" or "Company"), pursuant to which U S WEST continues as the surviving corporation. In connection with the merger, the Certificate of Incorporation of U S WEST has been amended and restated to designate two classes of common stock of U S WEST, one class of which is authorized as U S WEST Communications Group Common Stock ("Communications Stock"), and the other class which is authorized as U S WEST Media Group Common Stock ("Media Stock"). Effective November 1, 1995, each share of common stock of U S WEST Colorado was converted into one share each of Communications Stock and Media Stock.

    The Communications Stock and Media Stock provide shareholders with two distinct securities that are intended to reflect separately the communications businesses of U S WEST (the "Communications Group") and the multimedia businesses of U S WEST (the "Media Group" and, together with the Communications Group, the "Groups").

    The Communications Group is comprised of U S WEST Communications, Inc. ("U S WEST Communications"), U S WEST Communications Services, Inc., U S WEST Federal Services, Inc., U S WEST Advanced Technologies, Inc. and U S WEST Business Resources, Inc. The Communications Group primarily provides regulated communications services to more than 25 million residential and business customers within a 14 state region.

    The Media Group is comprised of U S WEST Marketing Resources Group, Inc., which publishes White and Yellow Pages telephone directories, and provides directory and information services, U S WEST NewVector Group, Inc., which provides communications and information products and services over wireless networks, U S WEST Multimedia Communications, Inc., which owns domestic cable television operations and investments, and U S WEST International Holdings, Inc., which primarily owns investments in international cable and telecommunications, wireless communications and directory publishing operations.

    Dividends to be paid on Communications Stock are initially $0.535 per share per quarter. Dividends on the Communications Stock will be paid at the discretion of the Board, based primarily on the financial condition, results of operations and business requirements of the Communications Group and the Company as a whole. With regard to the Media Stock, the Board currently intends to retain future earnings, if any, for the development of the Media Group's businesses and does not anticipate paying dividends on the Media Stock in the foreseeable future.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION The Consolidated Financial Statements include the accounts of U S WEST and its majority-owned subsidiaries, except for the capital assets segment, which is held for sale. All significant intercompany amounts and transactions have been eliminated. Investments in less than majority-owned ventures are accounted for using the equity method.

    Certain reclassifications within the Consolidated Financial Statements have been made to conform to the current year presentation.

                                 U S WEST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    In third-quarter 1993, U S WEST discontinued accounting for its regulated telephone operations, U S WEST Communications, under Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation." (See Note 8 to the Consolidated Financial Statements.)

    INDUSTRY SEGMENTS U S WEST consists of two Groups -- the Communications Group and the Media Group. The Communications Group operates in one industry segment (communications and related services) and the Media Group operates in four industry segments (directory and information services, wireless communications, cable and telecommunications, and the capital assets segment, which is held for sale) as defined in SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise."

    Prior to January 1, 1995, the capital assets segment was accounted for as discontinued operations. Effective January 1, 1995, the capital assets segment has been accounted for as a net investment in assets held for sale, as discussed in Note 20 to the Consolidated Financial Statements.

    USE OF ESTIMATES The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

    CASH AND CASH EQUIVALENTS Cash and cash equivalents include highly liquid investments with original maturities of three months or less that are readily convertible into cash and are not subject to significant risk from fluctuations in interest rates.

    INVENTORIES AND SUPPLIES New and reusable materials of U S WEST Communications are carried at average cost, except for significant individual items that are valued based on specific costs. Nonreusable material is carried at its estimated salvage value. Inventories of all other U S WEST subsidiaries are carried at the lower of cost or market on a first-in, first-out basis.

    PROPERTY, PLANT AND EQUIPMENT The investment in property, plant and equipment is carried at cost, less accumulated depreciation. Additions, replacements and substantial betterments are capitalized. Costs for normal repair and maintenance of property, plant and equipment are expensed as incurred.

    U S WEST Communications' provision for depreciation of property, plant and equipment is based on various straight-line group methods using remaining useful (economic) lives based on industry-wide studies. Prior to discontinuing SFAS No. 71, depreciation was based on lives specified by regulators. When the depreciable property, plant and equipment of U S WEST Communications is retired or sold, the original cost less the net salvage value is generally charged to accumulated depreciation.

    The other subsidiaries of U S WEST provide for depreciation using the straight-line method. When such depreciable property, plant and equipment is retired or sold, the resulting gain or loss is included in income.

    Depreciation  expense was $2,215, $2,029 and  $1,941 in 1995, 1994 and 1993,
respectively.

    Interest related to qualifying construction projects, including construction projects of equity method investees, is capitalized and reflected as a reduction of interest expense. At U S WEST Communications, prior to discontinuing SFAS No. 71, capitalized interest was included as an element of other income. Amounts capitalized by U S WEST were $72, $44 and $20 in 1995, 1994 and 1993, respectively.

    INTANGIBLE ASSETS Intangible assets are recorded when the cost of acquired companies exceeds the fair value of their tangible assets. The costs of identified intangible assets and goodwill are amortized by the

                                 U S WEST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) straight-line method over periods ranging from five to forty years. These assets are evaluated, with other related assets, for impairment using a discounted cash flow methodology. Amortization expense was $76, $23 and $14 in 1995, 1994 and 1993, respectively.

    FOREIGN CURRENCY TRANSLATION Assets and liabilities of international investments are translated at year-end exchange rates, and income statement items are translated at average exchange rates for the year. Resulting translation adjustments are recorded as a separate component of equity. Gains and losses resulting from foreign currency transactions are included in income.

    REVENUE RECOGNITION Local telephone service, cellular access and cable television revenues are generally billed monthly, in advance, and revenues are recognized the following month when services are provided. Revenues derived from other telephone services, including exchange access, long-distance and cellular airtime usage, are billed and recorded monthly as services are provided.

    Directory advertising revenues and related directory costs of selling, composition, printing and distribution are generally deferred and recognized over the period during which directories are used, normally 12 months. For international operations, directory advertising revenues and related directory costs are deferred and recognized upon publication. The balance of deferred directory costs included in prepaid and other is $247 and $234 at December 31, 1995 and 1994, respectively.

    FINANCIAL INSTRUMENTS Net interest received or paid on interest rate swaps is recognized over the life of the swaps as an adjustment to interest expense. Foreign exchange contracts designated as hedges of firm equity investment commitments are carried at market value, with gains and losses recorded in equity until sale of the investment. Forward contracts designated as hedges of foreign denominated loans are recorded at market value, with gains and losses recorded in income.

    INVESTMENTS IN DEBT SECURITIES Debt securities are classified as available for sale and are carried at fair market value with unrealized gains and losses included in equity.

    COMPUTER SOFTWARE The cost of computer software, whether purchased or developed internally, is charged to expense with two exceptions. Initial operating systems software is capitalized and amortized over the life of the related hardware, and initial network applications software is capitalized and amortized over three years. Subsequent upgrades to capitalized software are expensed. Capitalized computer software of $190 and $146 at December 31, 1995 and 1994, respectively, is recorded in property, plant and equipment. The Company amortized capitalized computer software costs of $70, $62 and $37 in 1995, 1994 and 1993, respectively.

    INCOME TAXES The provision for income taxes consists of an amount for taxes currently payable and an amount for tax consequences deferred to future periods in accordance with SFAS No. 109. U S WEST implemented SFAS No. 109, "Accounting for Income Taxes," in 1993. Adoption of the new standard did not have a material effect on the financial position or results of operations, primarily because of the Company's earlier adoption of SFAS No. 96.

    For financial statement purposes, investment tax credits of U S WEST Communications are being amortized over the economic lives of the related property, plant and equipment in accordance with the deferred method of accounting for such credits.

    EARNINGS (LOSS) PER COMMON SHARE For 1995, earnings per common share for Communications Stock and Media Stock are presented on a pro forma basis to reflect the two classes of stock as if they had been outstanding since January 1, 1995. For periods prior to the recapitalization, the average common shares outstanding are assumed to be equal to the average common shares outstanding for U S WEST. For 1994 and 1993, earnings (loss) per common share are computed on the basis of the weighted average number of shares of U S WEST common stock outstanding during each year.

                                 U S WEST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    NEW ACCOUNTING STANDARDS In 1996, U S WEST will adopt SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires that long-lived assets and associated intangibles be written down to fair value whenever an impairment review indicates that the carrying value cannot be recovered on an undiscounted cash flow basis. SFAS No. 121 also requires that a company no longer record depreciation expense on assets held for sale. U S WEST expects that the adoption of SFAS No. 121 will not have a material effect on its financial position or results of operations.

    In 1996, U S WEST will adopt SFAS No. 123, "Accounting for Stock-Based Compensation." This standard establishes a fair value method for accounting for stock-based compensation plans either through recognition or disclosure. U S WEST will adopt this standard through compliance with the disclosure requirements set forth in SFAS No. 123. Adoption of the standard will have no impact on the financial position or results of operations of U S WEST.

NOTE 3: INDUSTRY SEGMENTS
    Industry segment data is presented for the consolidated operations of U S WEST. The Company's equity method investments and the capital assets segment, which is held for sale, are included in "Corporate and other."

    The businesses comprising the Communications Group operate in a single industry segment -- communications and related services. The Communications Group primarily provides regulated communications services to more than 25 million residential and business customers in the Communications Group region (the "Region"). The Region includes the states of Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming. Services offered by the Communications Group include local telephone services, exchange access services (which connect customers to the facilities of carriers, including long-distance providers and wireless operators), and long-distance services within Local Access and Transport Areas ("LATAs") in the Region. The Communications Group provides other products and services, including custom calling, voice messaging, caller identification, high-speed data applications, customer premises equipment and certain communications services to business customers and governmental agencies both inside and outside the Region.

    Approximately 97 percent of the revenues of the Communications Group are attributable to the operations of U S WEST Communications, of which approximately 59 percent are derived from the states of Arizona, Colorado, Minnesota and Washington.

    The Media Group operates in four industry segments, including the capital assets segment, which is held for sale. The directory and information services segment consists of the publishing of White and Yellow Pages telephone directories, database marketing services and interactive services in domestic and international markets. The wireless communications segment provides information products and services over wireless networks in 13 western and midwestern states. The cable and telecommunications segment was created with the December 6, 1994 acquisition of cable television systems in the Atlanta Metropolitan area. (See Note 4 to the Consolidated Financial Statements.)

                                 U S WEST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3: INDUSTRY SEGMENTS (CONTINUED)
    Industry segment financial information follows:

                                         COMMUNI-      DIRECTORY
                                        CATIONS AND       AND        WIRELESS      CABLE AND     CORPORATE
                                          RELATED     INFORMATION    COMMUNI-    TELECOMMUNI-       AND       INTERSEGMENT
                                         SERVICES     SERVICES(1)     CATIONS     CATIONS(2)     OTHER(3)     ELIMINATIONS
                                        -----------  -------------  -----------  -------------  -----------  ---------------
1995
Sales and other revenues..............   $   9,484     $   1,180     $     941     $     215     $      38      $    (112)
Operating income (loss)...............       2,178           398           147            23          (101)        --
Identifiable assets...................      16,585           583         1,439         1,466         5,127           (129)
Depreciation and amortization.........       2,042            36           121            77            15         --
Capital expenditures..................       2,739            37           277            64            23         --
1994
Sales and other revenues..............       9,176         1,075           781            18            34           (131)
Operating income (loss) from
 continuing operations................       2,118           396            88        --               (95)        --
Identifiable assets...................      15,944           613         1,286         1,459         4,036           (134)
Depreciation and amortization.........       1,908            30           102             6             6         --
Capital expenditures..................       2,477            42           274             2            25         --
1993
Sales and other revenues..............       8,870           956           561        --                32           (125)
Operating income (loss) from
 continuing operations (4)............       1,035           356           (29)       --               (89)        --
Identifiable assets...................      15,423           450         1,175        --             3,821           (189)
Depreciation and amortization.........       1,828            16           104        --                 7         --
Capital expenditures..................       2,226            32           175        --                 8         --


                                        CONSOLIDATED
                                        -------------
1995
Sales and other revenues..............    $  11,746
Operating income (loss)...............        2,645
Identifiable assets...................       25,071
Depreciation and amortization.........        2,291
Capital expenditures..................        3,140
1994
Sales and other revenues..............       10,953
Operating income (loss) from
 continuing operations................        2,507
Identifiable assets...................       23,204
Depreciation and amortization.........        2,052
Capital expenditures..................        2,820
1993
Sales and other revenues..............       10,294
Operating income (loss) from
 continuing operations (4)............        1,273
Identifiable assets...................       20,680
Depreciation and amortization.........        1,955
Capital expenditures..................        2,441

----------------------------------
(1)
  Includes revenue from directory publishing activities in Europe of $122, $78 and $7, and identifiable assets of $133, $124 and $4 for 1995, 1994 and 1993, respectively.

(2)
  Results of operations have been included since the date of acquisition of the Atlanta Systems.

(3)
  Includes U S WEST's equity method investments and the capital assets segment, which has been discontinued and is held for sale.

(4)
  Includes   pretax  restructuring  charges  of  $880,   $50  and  $70  for  the
  communications and related services, directory and information services and wireless communications segments, respectively.

    Operating   income  represents  sales  and  other  revenues  less  operating expenses, and excludes interest expense, equity losses in unconsolidated ventures, other income (expense) and income taxes. Identifiable assets are those assets used in each segment's operations. Corporate and other assets consist primarily of cash, debt securities, investments in international ventures, the investment in Time Warner Entertainment, the net investment in assets held for sale and other assets. Corporate and other operating losses include general corporate expenses and administrative costs primarily associated with the Media Group equity investments.

    SIGNIFICANT CONCENTRATIONS The largest volume of the Communications Group's services are provided to AT&T. During 1995, 1994 and 1993, revenues related to those services provided to AT&T were $1,085, $1,130 and $1,159, respectively. Related accounts receivable at December 31, 1995 and 1994, totaled $91 and $98, respectively. As of December 31, 1995, the Communications Group is not aware of any other significant concentration of business transacted with a particular customer, supplier or lender that could, if suddenly eliminated, severely impact operations.

    To ensure consistency and quality of service, the wireless segment uses Motorola as its primary vendor for infrastructure equipment and cellular mobile telephone equipment and accessories. In addition, Motorola provides ongoing technological support for the infrastructure equipment. The infrastructure of approximately 75 percent of the Media Group's major cellular markets is comprised of Motorola equipment.

    WIRELESS COMMUNICATIONS SEGMENT During 1994, U S WEST signed a definitive agreement with AirTouch Communications to combine their domestic cellular assets. The initial equity ownership of this cellular joint venture will be approximately 70 percent AirTouch and approximately 30 percent U S WEST.

                                 U S WEST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3: INDUSTRY SEGMENTS (CONTINUED)
The combination will take place in two phases. During Phase I, which U S WEST entered effective November 1, 1995, the two companies are operating their cellular properties separately. A Wireless Management Company (the "WMC") has been formed and is providing centralized services to both companies on a contract basis. In Phase II, AirTouch and U S WEST will contribute their domestic cellular assets to the WMC. In this phase, the Company will reflect its share of the combined operating results of the WMC using the equity method of accounting. The recent passage of the Telecommunications Act of 1996 has removed significant regulatory barriers to completion of Phase II of the business combination. U S WEST expects that Phase II closing could take place by the end of 1996 or early 1997.

NOTE 4: ACQUISITION OF CABLE SYSTEMS

    ATLANTA SYSTEMS On December 6, 1994, U S WEST acquired the stock of Wometco Cable Corp. and subsidiaries, and the assets of Georgia Cable Partners and Atlanta Cable Partners L.P. (the "Atlanta Systems"), for cash of $745 and 12,779,206 U S WEST common shares valued at $459, for a total purchase price of approximately $1.2 billion. The Atlanta Systems' results of operations have been included in the consolidated results of operations of the Company since the date of acquisition. Had the acquisition occurred as of January 1, 1994, the Company's revenue, net income and earnings per common share for 1994 would have been $11,143, $1,415 and $3.04, respectively.

    The acquisition was accounted for using the purchase method. Accordingly, the purchase price was allocated to assets acquired (primarily identified intangibles) based on their estimated fair values. The identified intangibles and goodwill are being amortized on a straight-line basis over 25 years.

    CONTINENTAL CABLEVISION, INC. (SUBSEQUENT EVENT) On February 27, 1996, the Company announced a definitive agreement to merge with Continental Cablevision, Inc. ("Continental"). Continental, the nation's third-largest cable operator, serves 4.2 million domestic customers, passes more than seven million domestic homes and holds significant other domestic and international properties. U S WEST will purchase all of Continental's stock for approximately $5.3 billion and will assume Continental's debt and other obligations, which amount to approximately $5.5 billion. Consideration for the $5.3 billion in equity will consist of approximately $1 billion in U S WEST preferred stock, convertible to Media Stock; and, at U S WEST's option, between $1 billion and $1.5 billion in cash, and $2.8 billion to $3.3 billion in shares of Media Stock. The transaction, which is expected to close in the fourth quarter of 1996, is subject to a number of conditions and approvals, including approvals from Continental shareholders and local franchising and government authorities.

NOTE 5: INVESTMENT IN TIME WARNER ENTERTAINMENT

    On September 15, 1993, U S WEST acquired 25.51 percent pro-rata priority capital and residual equity interests ("equity interests") in Time Warner Entertainment Company L.P. ("TWE" or "Time Warner Entertainment") for an aggregate purchase price of $2.553 billion. TWE owns and operates substantially all of the entertainment assets previously owned by Time Warner Inc. ("Time Warner"), consisting primarily of its filmed entertainment, programming-HBO and cable businesses.

    Upon U S WEST's admission to the partnership, certain wholly owned subsidiaries of Time Warner ("General Partners") and subsidiaries of Toshiba Corporation and ITOCHU Corporation held pro-rata priority capital and residual equity interests of 63.27, 5.61 and 5.61 percent, respectively. In 1995, Time Warner acquired the limited partnership interests previously held by subsidiaries of each of ITOCHU Corporation and Toshiba Corporation.

    U S WEST has an option to increase its pro-rata priority capital and residual equity interests in TWE from 25.51 percent up to 31.84 percent depending upon cable operating performance. The option is

                                 U S WEST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5: INVESTMENT IN TIME WARNER ENTERTAINMENT (CONTINUED) exercisable, in whole or part, between January 1, 1999, and May 31, 2005, for an aggregate cash exercise price ranging from $1.25 billion to $1.8 billion, depending upon the year of exercise. Either TWE or U S WEST may elect that the exercise price for the option be paid with partnership interests rather than cash.

    Pursuant to the TWE Partnership Agreement, there are four levels of capital. From the most to least senior, the capital accounts are: senior preferred (held by the General Partners); pro-rata priority capital (A preferred -- held pro rata by the general and limited partners); junior priority capital (B preferred -- held by the General Partners); and common (residual equity interests held pro rata by the general and limited partners). Of the $2.553 billion contributed by U S WEST, $1.658 billion represents A preferred capital and $895 represents common capital. The TWE Partnership Agreement provides for special allocations of income and distributions of partnership capital. Partnership income, to the extent earned, is allocated as follows: (1) to the partners so that the economic burden of the income tax consequences of partnership operations is borne as though the partnership was taxed as a corporation ("special tax allocations");
(2) to the partners' preferred capital accounts in order of priority described above, at various rates of return ranging from 8 percent to 13.25 percent; and
(3) to the partners' common capital according to their residual partnership interests. To the extent partnership income is insufficient to satisfy all special allocations in a particular accounting period, the unearned portion is carried over until satisfied out of future partnership income. Partnership losses generally are allocated in reverse order, first to eliminate prior allocations of partnership income, except senior preferred and special tax income, next to reduce initial capital amounts, other than senior preferred, then to reduce the senior preferred account and finally, to eliminate special tax allocations.

    A summary of the contributed capital and priority capital rates of return follows:

                                                                                     TIME WARNER     LIMITED PARTNERS
                    PRIORITY OF                      CONTRIBUTED                       GENERAL    ----------------------
                CONTRIBUTED CAPITAL                  CAPITAL(A)                       PARTNERS    TIME WARNER  U S WEST
---------------------------------------------------  -----------                     -----------  -----------  ---------
                                                                  PRIORITY CAPITAL
                                                                      RATES OF
                                                                      RETURN(B)
                                                                  -----------------
                                                                    (% PER ANNUM
                                                                     COMPOUNDED
                                                                     QUARTERLY)                 (OWNERSHIP %)
Senior preferred...................................   $   1,400(c)          8.00%        100.00%      --          --
Pro-rata priority capital..........................       5,600           13.00%(d)       63.27%       11.22%      25.51%
Junior priority capital............................       2,900(e)         13.25%(f)     100.00%      --          --
Residual equity capital............................       3,300          --               63.27%       11.22%      25.51%

----------------------------------
(a)
  Estimated fair value of net assets contributed excluding partnership income or loss allocated thereto.

(b)
  Income allocations related to priority capital rates of return are based on partnership income after any special tax allocations.

(c)
  The   senior  preferred  is  scheduled  to  be  distributed  in  three  annual installments beginning July 1, 1997.

(d)
  11.00 percent to the extent concurrently distributed.

(e)
  Includes $300 for the September 1995 reacquisition of assets previously excluded from the partnership (the Time Warner service partnership assets) for regulatory reasons.

(f)
  11.25 percent to the extent concurrently distributed.

    Cash distributions are required to be made to the partners to permit them to pay income taxes at statutory rates based on their allocable taxable income from TWE ("Tax Distributions"). The aggregate amount of such Tax Distributions is computed generally by reference to the taxes that TWE would have been required to pay if it were a corporation. Tax Distributions were previously subject to restrictions until July 1995, and are now paid to the partners on a current basis. For distributions other than those related to taxes or the senior preferred, the TWE Partnership Agreement requires certain cash distribution thresholds be met to the limited partners before the General Partners receive their full share of distributions. No cash distributions have been made to U S WEST.

                                 U S WEST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5: INVESTMENT IN TIME WARNER ENTERTAINMENT (CONTINUED)
    U S WEST accounts for its investment in TWE under the equity method of accounting. The excess of fair market value over the book value of total partnership net assets implied by U S WEST's initial investment was $5.7 billion. This excess is being amortized on a straight-line basis over 25 years. The Company's recorded share of TWE operating results represents allocated TWE net income or loss adjusted for the amortization of the excess of fair market value over the book value of the partnership net assets. As a result of this amortization and the special income allocations described above, the Company's recorded pretax share of TWE operating results before extraordinary item was $(31), $(18) and $(20) in 1995, 1994 and 1993, respectively. In addition, TWE recorded an extraordinary loss for the early extinguishment of debt in 1995. The Company's share of this extraordinary loss was $4, net of an income tax benefit of $2.

    As consideration for its expertise and participation in the cable operations of TWE, the Company earns a management fee of $130 over five years, which is payable over a four-year period beginning in 1995. Management fees of $26, $26 and $8 were recorded to other income in 1995, 1994 and 1993, respectively. Included in the U S WEST Consolidated Balance Sheet is a note payable to TWE of $169 and $771 and management fee receivables of $50 and $34 at December 31, 1995 and 1994, respectively.

    Summarized financial information for TWE is presented below:

                                                                                           YEAR ENDED DECEMBER 31,
                                                                                       -------------------------------
SUMMARIZED OPERATING RESULTS                                                             1995       1994       1993
-------------------------------------------------------------------------------------  ---------  ---------  ---------
Revenues.............................................................................  $   9,517  $   8,460  $   7,946
Operating expenses (1)...............................................................      8,557      7,612      7,063
Interest and other expense, net (2)..................................................        777        647        611
                                                                                       ---------  ---------  ---------
Income before income taxes and extraordinary item....................................  $     183  $     201  $     272
Income before extraordinary item.....................................................         97        161        208
                                                                                       ---------  ---------  ---------
Net income...........................................................................  $      73  $     161  $     198
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------

----------------------------------
(1)
  Includes depreciation and amortization of $1,039, $943 and $902 in 1995, 1994 and 1993, respectively.

(2)
  Includes corporate services of $64, $60 and $60 in 1995, 1994 and 1993, respectively.

                                                                                              YEAR ENDED DECEMBER
                                                                                                      31,
                                                                                              --------------------
SUMMARIZED FINANCIAL POSITION                                                                   1995       1994
--------------------------------------------------------------------------------------------  ---------  ---------
Current assets (3)..........................................................................  $   2,909  $   3,573
Noncurrent assets (4).......................................................................     15,996     15,089
Current liabilities.........................................................................      3,214      2,857
Noncurrent liabilities, including minority interest.........................................      7,787      7,909
Senior preferred capital....................................................................      1,426      1,663
Partners' capital (5,6).....................................................................      6,478      6,233

----------------------------------
(3)
  Includes cash of $209 and $1,071 at December 31, 1995 and 1994, respectively.

(4)
  Includes a loan receivable from Time Warner of $400 at December 31, 1995 and 1994.

(5)
  Net of a note receivable from U S WEST of $169 and $771 at December 31, 1995 and 1994, respectively.

(6)
  Contributed capital is based on the estimated fair value of the net assets that each partner contributed to the partnership. The aggregate of such amounts is significantly higher than TWE's partner's capital as reflected in the Summarized Financial Position, which is based on the historical cost of the contributed net assets.

                                 U S WEST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5: INVESTMENT IN TIME WARNER ENTERTAINMENT (CONTINUED)
    In early 1995, Time Warner announced its intention to simplify its corporate structure by establishing an enterprise that will be responsible for the overall management and financing of the cable and telecommunications properties. Any change in the structure of TWE would require U S WEST's approval in addition to certain creditors' and regulatory approvals. (See Note 19 to the Consolidated Financial Statements for disclosure related to litigation with Time Warner.)

NOTE 6: RESTRUCTURING CHARGE
    The Company's 1993 results reflect a $1 billion restructuring charge (pretax). The related restructuring plan (the "Restructuring Plan") is designed to provide faster, more responsive customer services, while reducing the costs of providing these services. As part of the Restructuring Plan, the Company is developing new systems and enhanced system functionality that will enable it to monitor networks to reduce the risk of service interruptions, activate telephone service on demand, rapidly design and engineer new services for customers and centralize its service centers. The Company has consolidated its 560 customer service centers into 26 centers in 10 cities and reducing its total work force by approximately 10,000 employees. This increased the number of employee separations to 10,000 from 9,000, and increased the estimated total cost for employee separations to $316, compared with $286 in the original estimate. Approximately 1,000 employees that were originally expected to relocate have chosen separation or other job assignments and have been replaced. The $30 cost associated with these additional employee separations was reclassified from relocation to the reserve for employee separations during 1995.

    Following is a schedule of the costs included in the 1993 restructuring charge:

                                                                               1993
                                                                           RESTRUCTURING    CHANGE IN    DECEMBER 31,
                                                                              CHARGE        ESTIMATE     1995 ESTIMATE
                                                                           -------------  -------------  -------------
Employee separation(1)...................................................    $     230      $      30      $     260
Systems development......................................................          400         --                400
Real estate..............................................................          130         --                130
Relocation...............................................................          110            (30)            80
Retraining and other.....................................................           65         --                 65
Asset write-down.........................................................           65         --                 65
                                                                                ------            ---         ------
  Total..................................................................    $   1,000      $  --          $   1,000
                                                                                ------            ---         ------
                                                                                ------            ---         ------

----------------------------------
(1)Employee-separation costs, including the balance of a 1991 restructuring reserve at December 31, 1993, aggregate $316.

    Employee separation costs include severance payments, health-care coverage and postemployment education benefits. System development costs include new systems and the application of enhanced system functionality to existing single-purpose systems to provide integrated end-to-end customer service. Real estate costs include preparation costs for the new service centers. The relocation and retraining costs are related to moving employees to the new service centers and retraining employees on the methods and systems required in the new, restructured mode of operation.

                                 U S WEST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6: RESTRUCTURING CHARGE (CONTINUED)
    The following table shows amounts charged to the restructuring reserve:

                                                              1993
                                                          RESTRUCTURING      1994         1995       CHANGE IN    DECEMBER 31,
                                                             RESERVE       ACTIVITY     ACTIVITY     ESTIMATE     1995 BALANCE
                                                         ---------------  -----------  -----------  -----------  ---------------
Employee separation (1)................................     $     286      $      75    $      76    $      30      $     165
Systems development....................................           400            127          145       --                128
Real estate............................................           130             50           66       --                 14
Relocation.............................................           110             21           24          (30)            35
Retraining and other...................................            65             16           23       --                 26
                                                                -----          -----        -----          ---          -----
  Total................................................     $     991      $     289    $     334    $  --          $     368
                                                                -----          -----        -----          ---          -----
                                                                -----          -----        -----          ---          -----

----------------------------------
(1)
  Includes $56 associated with work-force reductions under a 1991 restructuring plan.

    Employee separations under the Restructuring Plan in 1995 and 1994 were as follows:

                                                                                                          CUMULATIVE
                                                                                                        SEPARATIONS AT
                                                                              1994           1995        DECEMBER 31,
                                                                           SEPARATIONS    SEPARATIONS        1995
                                                                          -------------  -------------  ---------------
Employee separations:
  Managerial............................................................          497            682           1,179
  Occupational..........................................................        1,683          1,643           3,326
                                                                                -----          -----           -----
    Total...............................................................        2,180          2,325           4,505
                                                                                -----          -----           -----
                                                                                -----          -----           -----

    The Restructuring Plan is expected to be substantially completed by the end of 1997. Implementation of the Restructuring Plan has been impacted by growth in the business and related service issues, new business opportunities, revisions to system delivery schedules and productivity issues caused by the major rearrangement of resources due to restructuring. These issues will continue to affect the timing of employee separations.

NOTE 7: INVESTMENTS IN INTERNATIONAL VENTURES
    The significant investments in international ventures follows:

                                                                                                      NET INVESTMENT AT
                                                                                                         DECEMBER 31,
                                                                            LINE OF     OWNERSHIP    --------------------
VENTURE                                                    LOCATION        BUSINESS    PERCENTAGE      1995       1994
----------------------------------------------------  -------------------  ---------  -------------  ---------  ---------
TeleWest............................................  United Kingdom          C&T            26.8    $     540  $     456
Binariang Sdn Bhd...................................  Malaysia                C&T          20              224         50
A2000 (KTA).........................................  Netherlands             C&T          50              218     --
One 2 One...........................................  United Kingdom           W           50               73        123
All other...........................................                                                       456        252
                                                                                                     ---------  ---------
  Total.............................................                                                 $   1,511  $     881
                                                                                                     ---------  ---------
                                                                                                     ---------  ---------

----------------------------------
(C&T)
   Cable and Telecommunications

(W)Wireless

                                 U S WEST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7: INVESTMENTS IN INTERNATIONAL VENTURES (CONTINUED)
    The following table shows summarized combined financial information for the Company's significant equity method investments in international ventures:

                                                                                             YEAR ENDED DECEMBER 31,
                                                                                         -------------------------------
COMBINED OPERATIONS                                                                        1995       1994       1993
---------------------------------------------------------------------------------------  ---------  ---------  ---------
Revenue................................................................................  $   1,163  $     580  $     296
Operating expenses.....................................................................      1,264        684        354
Depreciation and amortization..........................................................        272        140         60
                                                                                         ---------  ---------  ---------
  Operating loss.......................................................................       (373)      (244)      (118)
Interest and other, net................................................................       (141)       (75)       (40)
                                                                                         ---------  ---------  ---------
  Loss before extraordinary item.......................................................       (514)      (319)      (158)
Extraordinary gain -- interest rate swaps..............................................     --             11     --
                                                                                         ---------  ---------  ---------
  Net loss.............................................................................  $    (514) $    (308) $    (158)
                                                                                         ---------  ---------  ---------
                                                                                         ---------  ---------  ---------

                                                                                       YEAR ENDED DECEMBER
                                                                                               31,
                                                                                       --------------------
COMBINED FINANCIAL POSITION                                                              1995       1994
-------------------------------------------------------------------------------------  ---------  ---------
Current assets.......................................................................  $   1,469  $     714
Property, plant and equipment -- net.................................................      3,545      1,462
Other assets.........................................................................      1,644        343
                                                                                       ---------  ---------
Total assets.........................................................................  $   6,658  $   2,519
                                                                                       ---------  ---------
                                                                                       ---------  ---------
Current liabilities..................................................................  $   1,260  $     344
Long-term debt.......................................................................      2,065        463
Other liabilities....................................................................         58         71
Owners' equity.......................................................................      3,275      1,641
                                                                                       ---------  ---------
Total liabilities and equity.........................................................  $   6,658  $   2,519
                                                                                       ---------  ---------
                                                                                       ---------  ---------

    In November 1994, TeleWest plc ("TeleWest") made an initial public offering of its ordinary shares. Following the offering, in which U S WEST sold part of its 50 percent joint venture interest, U S WEST owned approximately 37.8 percent of TeleWest. Net proceeds of approximately $650 were used by TeleWest to finance construction and operating costs, invest in affiliated companies and repay debt. It is U S WEST's policy to recognize as income any gains or losses related to the sale of stock to the public. The Company recognized a gain of $105 in 1994, net of $59 in deferred taxes, for the partial sale of its joint venture interest in TeleWest.

    On October 2, 1995, TeleWest and SBC CableComms (UK) completed a merger of their UK cable television and telecommunications interests, creating the largest provider of combined cable and telecommunications services in the United Kingdom. Following completion of the merger, U S WEST and Tele-Communications, Inc., the major shareholders, each own 26.8 percent of the combined company. The Company recognized a gain of $95 in 1995, net of $62 in deferred income taxes, in conjunction with the merger.

    TeleWest, which is the only equity method investment for which a quoted market price is available, had a market value of $914 at December 31, 1995, and $1,004 at December 31, 1994.

    FOREIGN CURRENCY TRANSACTIONS U S WEST enters into forward and zero-cost combination option contracts to manage foreign currency risk. Under a forward contract, U S WEST agrees with another party to exchange a foreign currency and U.S. dollars at a specified price at a future date. Under combination

                                 U S WEST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7: INVESTMENTS IN INTERNATIONAL VENTURES (CONTINUED) options, U S WEST combines purchased options to cap the foreign exchange rate to be paid at a future date with written options to finance the premium of the purchased options. The commitments, forward contracts and combination options are for periods up to one year.

    Forward exchange contracts are carried at market value. Gains or losses on the portion of the contracts designated as hedges of firm equity investment commitments are deferred as a component of equity and are recognized in income upon sale of the investment. Gains or losses on the portion of the contracts designated to offset translation of investee net income are recorded in income.

    Forward contracts are also used to hedge foreign denominated loans. These contracts are carried at market value with gains or losses recorded in income.

    Foreign exchange contracts outstanding follow:

                                                                                                $U.S. EQUIVALENT
                                                                                                  DECEMBER 31,
                                                                                              --------------------
                                                                                     TYPE       1995       1994
                                                                                   ---------  ---------  ---------
Forwards:
  Dutch Guilders.................................................................  Buy        $     225  $  --
  British pounds.................................................................  Buy              130        135
  British pounds.................................................................  Sell              37     --
  Japanese yen...................................................................  Buy               25     --
  French francs..................................................................  Buy               19     --
Combination options:
  British pounds.................................................................     --      $  --      $      35
  French francs..................................................................     --             20     --

    Cumulative deferred gains on foreign exchange contracts of $9 and deferred losses of $25, including deferred taxes (benefits) of $4 and ($10), respectively, are included in equity at December 31, 1995. Cumulative deferred gains on foreign exchange contracts of $7 and deferred losses of $25, including deferred taxes (benefits) of $3 and ($10), respectively, are included in equity at December 31, 1994.

    The counterparties to these contracts are major financial institutions. U S WEST is exposed to credit loss in the event of nonperformance by these counterparties. The Company does not have significant exposure to an individual counterparty and does not anticipate nonperformance by any counterparty.

NOTE 8: PROPERTY, PLANT AND EQUIPMENT
    The composition of property, plant and equipment follows:

                                                                                        DECEMBER 31,
                                                                                    --------------------
                                                                                      1995       1994
                                                                                    ---------  ---------
Land and buildings................................................................  $   2,627  $   2,604
Telephone network equipment.......................................................     12,019     11,622
Telephone outside plant...........................................................     12,353     11,897
Cellular systems..................................................................        733        585
Cable distribution systems........................................................        167        148
General purpose computers and other...............................................      4,051      3,425
Construction in progress..........................................................        934        733
                                                                                    ---------  ---------
                                                                                       32,884     31,014
Less accumulated depreciation.....................................................     18,207     17,017
                                                                                    ---------  ---------
Property, plant and equipment -- net..............................................  $  14,677  $  13,997
                                                                                    ---------  ---------
                                                                                    ---------  ---------

                                 U S WEST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8: PROPERTY, PLANT AND EQUIPMENT (CONTINUED)
    In 1995, U S WEST Communications sold certain rural telephone exchanges with a cost basis of $258. U S WEST Communications received consideration for the sales of $388, including $214 in cash. In 1994, U S WEST Communications sold certain rural telephone exchanges with a cost basis of $122 and received consideration of $204, including $93 in cash.

    The Media Group businesses depreciate buildings between 15 to 35 years, cellular and cable distribution systems between 5 to 15 years, and general purpose computers and other between 3 to 20 years. See "Discontinuance of SFAS No. 71" for depreciation rates used by the Communications Group.

DISCONTINUANCE OF SFAS NO. 71

    U S WEST Communications incurred a noncash, extraordinary charge of $3.1 billion, net of an income tax benefit of $2.3 billion, in conjunction with its decision to discontinue accounting for the operations of U S WEST Communications in accordance with SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," as of September 30, 1993. SFAS No. 71 generally applies to regulated companies that meet certain requirements, including a requirement that a company be able to recover its costs, notwithstanding competition, by charging its customers at prices established by its regulators. U S WEST Communications' decision to discontinue application of SFAS No. 71 was based on the belief that competition, market conditions and technological advances, more than prices established by regulators, will determine the future cost recovery by U S WEST Communications. As a result of this change, the remaining asset lives of U S WEST Communications' plant were shortened to more closely reflect the useful (economic) lives of such plant.

    Following is a list of the major categories of telephone property, plant and equipment and the manner in which depreciable lives were affected by the discontinuance of SFAS No. 71:

                                                                                AVERAGE LIFE (YEARS)
                                                                          --------------------------------
                                                                              BEFORE            AFTER
CATEGORY                                                                  DISCONTINUANCE   DISCONTINUANCE
------------------------------------------------------------------------  ---------------  ---------------
Digital switch..........................................................       17-18             10
Digital circuit.........................................................       11-13             10
Aerial copper cable.....................................................       18-28             15
Underground copper cable................................................       25-30             15
Buried copper cable.....................................................       25-28             20
Fiber cable.............................................................        30               20
Buildings...............................................................       27-49            27-49
General purpose computers...............................................         6                6

    U S WEST Communications employed two methods to determine the amount of the extraordinary charge. The "economic life" method assumed that a portion of the plant-related effect is a regulatory asset that was created by the under-depreciation of plant under regulation. This method yielded the plant-related adjustment that was confirmed by the second method, a discounted cash flows analysis.

    Following is a schedule of the nature and amounts of the after-tax charge recognized as a result of U S WEST Communications' discontinuance of SFAS No. 71:

Plant related...............................................................  $   3,124
Tax-related regulatory assets and liabilities...............................       (208)
Other regulatory assets and liabilities.....................................        207
                                                                              ---------
Total.......................................................................  $   3,123
                                                                              ---------
                                                                              ---------

                                 U S WEST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9: INTANGIBLE ASSETS

    The composition of intangible assets follows:

                                                                                           DECEMBER 31,
                                                                                       --------------------
                                                                                         1995       1994
                                                                                       ---------  ---------
Identified intangibles, primarily franchise value....................................  $   1,183  $   1,166
Goodwill.............................................................................        743        762
                                                                                       ---------  ---------
Total................................................................................      1,926      1,928
Less accumulated amortization........................................................        128         70
                                                                                       ---------  ---------
Total intangible assets -- net.......................................................  $   1,798  $   1,858
                                                                                       ---------  ---------
                                                                                       ---------  ---------

NOTE 10: DEBT

SHORT-TERM DEBT

    The components of short-term debt follow:

                                                                                           DECEMBER 31,
                                                                                       --------------------
                                                                                         1995       1994
                                                                                       ---------  ---------
Notes payable:
  Commercial paper...................................................................  $     807  $   2,305
  Bank loan..........................................................................        216     --
Current portion of long-term debt....................................................      1,029        732
Allocated to the capital assets segment -- net.......................................       (151)      (200)
                                                                                       ---------  ---------
Total................................................................................  $   1,901  $   2,837
                                                                                       ---------  ---------
                                                                                       ---------  ---------

    The weighted average interest rate on commercial paper was 5.79 percent  and
5.97 percent at December 31, 1995 and 1994, respectively.

    The bank loan, in the translated principal amount of $216, is denominated in Dutch guilders. The loan was entered into in connection with U S WEST's investment in a cable television venture in the Netherlands and was repaid in February 1996.

    U S WEST maintains a commercial paper program to finance short-term cash flow requirements, as well as to maintain a presence in the short-term debt market. U S WEST is permitted to borrow up to approximately $1.9 billion under lines of credit, all of which was available at December 31, 1995.

                                 U S WEST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10: DEBT (CONTINUED)
LONG-TERM DEBT

    Interest rates and maturities of long-term debt at December 31 follow:

                                                               MATURITIES
                                         -------------------------------------------------------    TOTAL      TOTAL
INTEREST RATES                             1997       1998       1999       2000     THEREAFTER     1995       1994
---------------------------------------  ---------  ---------  ---------  ---------  -----------  ---------  ---------
Up to 5%...............................  $  --      $      35  $  --      $      90   $     150   $     275  $     546
Above 5% to 6%.........................     --            430     --         --             261         691        574
Above 6% to 7%.........................     --         --            126        363       2,773       3,262      1,361
Above 7% to 8%.........................         16     --         --         --           3,214       3,230      3,193
Above 8% to 9%.........................     --         --            107     --             290         397        444
Above 9% to 10%........................         29     --             15        200          10         254        399
Above 10%..............................          1          1     --         --          --               2     --
Variable rate debt (indexed to two- and
 ten-year constant maturity Treasury
 rates)................................         25     --            155     --          --             180        180
                                         ---------  ---------  ---------  ---------  -----------  ---------  ---------
                                         $      71  $     466  $     403  $     653   $   6,698       8,291      6,697
                                         ---------  ---------  ---------  ---------  -----------
                                         ---------  ---------  ---------  ---------  -----------
Capital lease obligations and other....                                                                 197        153
Unamortized discount -- net............                                                              (1,178)    (1,239)
Allocated to the capital assets
 segment -- net........................                                                                (356)      (510)
                                                                                                  ---------  ---------
Total..................................                                                           $   6,954  $   5,101
                                                                                                  ---------  ---------
                                                                                                  ---------  ---------

    Long-term debt consists principally of debentures, medium-term notes, debt associated with the Company's Leveraged Employee Stock Ownership Plans ("LESOP"), and zero coupon subordinated notes convertible at any time into equal shares of Communications Stock and Media Stock. The zero coupon notes have a yield to maturity of approximately 7.3 percent. The zero coupon notes are recorded at a discounted value of $521 and $498 at December 31, 1995 and 1994, respectively.

    In 1995, U S WEST issued $130 of Debt Exchangeable for Common Stock ("DECS"), due December 15, 1998, in the principal amount of $24.00 per note. The notes bear interest at 7.625 percent, of which 1.775 percent has been included in the assets held for sale reserve. Upon maturity, each DECS will be mandatorily redeemed by U S WEST for shares of Enhance Financial Services Group, Inc. ("Enhance") held by U S WEST or the cash equivalent, at U S WEST's option. The number of shares to be delivered at maturity varies based on the per share market price of Enhance. If the market price is $24.00 per share or less, one share of Enhance will be delivered for each note; if the market price is between $24.00 and $28.32 per share, a fractional share equal to $24.00 is delivered; if the market value is greater than $28.32 per share, .8475 shares are delivered. The capital assets segment currently owns approximately 31.5 percent of the outstanding Enhance common stock.

    During 1995, U S WEST refinanced $2.6 billion of commercial paper to take advantage of favorable long-term interest rates. In addition to the commercial paper, U S WEST refinanced $145 of long-term debt. Expenses associated with the refinancing of long-term debt resulted in extraordinary charges to income of $8, net of an income tax benefit of $5.

    During 1993, U S WEST refinanced long-term debt issues aggregating $2.7 billion in principal amount. Expenses associated with the refinancing resulted in an extraordinary charge to income of $77, net of a tax benefit of $48.

    At December 31, 1995, U S WEST guaranteed debt in the principal amount of approximately $140, primarily related to international ventures.

                                 U S WEST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10: DEBT (CONTINUED)
    Interest payments, net of amounts capitalized, were $518, $523 and $670 in 1995, 1994 and 1993, respectively, of which $87, $134 and $272, respectively, relate to the capital assets segment.

INTEREST RATE RISK MANAGEMENT

    Interest rate swap agreements are primarily used to effectively convert existing commercial paper to fixed-rate debt. This allows U S WEST to achieve interest savings over issuing fixed-rate debt directly.

    Under an interest rate swap, U S WEST agrees with another party to exchange interest payments at specified intervals over a defined term. Interest payments are calculated by reference to the notional amount based on the fixed- and variable-rate terms of the swap agreements. The net interest received or paid as part of the interest rate swap is accounted for as an adjustment to interest expense.

    During 1995 and 1994, U S WEST Communications entered into currency swaps to convert Swiss franc-denominated debt to dollar-denominated debt. This allowed U S WEST Communications to achieve interest savings over issuing fixed-rate, dollar-denominated debt. The currency swap and foreign currency debt are combined and accounted for as if fixed-rate, dollar-denominated debt were issued directly.

    The following table summarizes terms of swaps. Variable rates are indexed to two- and ten-year constant maturity Treasury and 30-day commercial paper rates.

                                                                             DECEMBER 31,
                                  --------------------------------------------------------------------------------------------------
                                                        1995                                              1994
                                  ------------------------------------------------  ------------------------------------------------
                                                            WEIGHTED AVERAGE RATE                             WEIGHTED AVERAGE RATE
                                   NOTIONAL                 ----------------------   NOTIONAL                 ----------------------
                                    AMOUNT     MATURITIES     RECEIVE       PAY       AMOUNT     MATURITIES     RECEIVE       PAY
                                  -----------  -----------  -----------  ---------  -----------  -----------  -----------  ---------
Variable to fixed...............   $     635     1996-2004        5.72        6.80   $     785     1995-2004        6.14        6.47
Fixed to variable...............      --           --           --          --               5      1995            6.61        5.87
Currency........................         204     1999-2001      --            6.55          71      1999          --            6.53

    In 1993, U S WEST Communications executed forward contracts to sell U.S. Treasury bonds to lock in the U.S. Treasury rate component of the future debt issue. At December 31, 1995, deferred credits of $8 and deferred charges of $51 on closed forward contracts are included as part of the carrying value of the underlying debt. The deferred credits and charges are being recognized as a yield adjustment over the life of the debt, which matures at various dates through 2043. The net deferred charge is directly offset by the lower coupon rate achieved on the debt issuance. At December 31, 1995, there were no open forward contracts.

    The counterparties to these interest rate contracts are major financial institutions. U S WEST is exposed to credit loss in the event of nonperformance by these counterparties. U S WEST manages this exposure by monitoring the credit standing of the counterparty and establishing dollar and term limitations which correspond to the respective credit rating of each counterparty. U S WEST does not have significant exposure to an individual counterparty and does not anticipate nonperformance by any counterparty.

NOTE 11: FAIR VALUES OF FINANCIAL INSTRUMENTS
    Fair values of cash equivalents, other current amounts receivable and payable, and short-term debt approximate carrying values due to their short-term nature.

    The fair values of mandatorily redeemable preferred stock and long-term receivables, based on discounting future cash flows, approximate the carrying values. The fair value of foreign exchange contracts, based on estimated amounts U S WEST would receive or pay to terminate such agreements, approximate the carrying values. It is not practicable to estimate the fair value of financial guarantees associated with international operations because there are no quoted market prices for similar transactions.

                                 U S WEST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 11: FAIR VALUES OF FINANCIAL INSTRUMENTS (CONTINUED)
    The fair values of interest rate swaps, including swaps associated with the capital assets segment, are based on estimated amounts U S WEST would receive or pay to terminate such agreements taking into account current interest rates and creditworthiness of the counterparties.

    The fair values of long-term debt, including debt associated with the capital assets segment, are based on quoted market prices where available or, if not available, are based on discounting future cash flows using current interest rates.

                                                                                           DECEMBER 31,
                                                                          ----------------------------------------------
                                                                                   1995                    1994
                                                                          ----------------------  ----------------------
                                                                           CARRYING      FAIR      CARRYING      FAIR
                                                                             VALUE       VALUE       VALUE       VALUE
                                                                          -----------  ---------  -----------  ---------
Debt (includes short-term portion)......................................   $   9,651   $  10,050   $   9,221   $   8,700
Interest rate swap agreements -- assets.................................      --             (32)     --             (15)
Interest rate swap agreements -- liabilities............................      --              51      --              20
                                                                          -----------  ---------  -----------  ---------
Debt -- net.............................................................   $   9,651   $  10,069   $   9,221   $   8,705
                                                                          -----------  ---------  -----------  ---------
                                                                          -----------  ---------  -----------  ---------
Preferred Securities....................................................   $     600   $     636   $  --       $  --
Preferred stock.........................................................          51          55          51          51
                                                                          -----------  ---------  -----------  ---------
                                                                          -----------  ---------  -----------  ---------

    Investments in debt securities are classified as available for sale and are carried at market value. These securities have various maturity dates through the year 2001. The market value of these securities is based on quoted market prices where available or, if not available, is based on discounting future cash flows using current interest rates.

    The amortized cost and estimated market value of debt securities follow:

                                                                       DECEMBER 31,
                                 -----------------------------------------------------------------------------------------
                                                        1995                                         1994
                                 --------------------------------------------------  -------------------------------------
                                                 GROSS        GROSS                                  GROSS        GROSS
                                              UNREALIZED   UNREALIZED                             UNREALIZED   UNREALIZED
DEBT SECURITIES                     COST         GAINS       LOSSES     FAIR VALUE      COST         GAINS       LOSSES
-------------------------------      ---      -----------  -----------     -----         ---      -----------  -----------
Corporate debt.................   $      20    $  --        $  --        $      20    $      19    $  --        $  --
Securitized loan...............          55       --               (5)          50       --           --           --
                                        ---        -----        -----          ---          ---        -----        -----
Total..........................   $      75    $  --        $      (5)   $      70    $      19    $  --        $  --
                                        ---        -----        -----          ---          ---        -----        -----
                                        ---        -----        -----          ---          ---        -----        -----


DEBT SECURITIES                  FAIR VALUE
-------------------------------     -----
Corporate debt.................   $      19
Securitized loan...............      --
                                        ---
Total..........................   $      19
                                        ---
                                        ---

    The 1995 net unrealized losses of $3 (net of a deferred tax benefit of $2) are included in equity.

NOTE 12: LEASING ARRANGEMENTS
    U S WEST has entered into operating leases for office facilities, equipment and real estate. Rent expense under operating leases was $263, $288 and $275 in 1995, 1994 and 1993, respectively. Minimum future lease payments as of December 31, 1994, under noncancelable operating leases, follow:

YEAR
-------------------------------------------------------------------------------------
1996.................................................................................  $     159
1997.................................................................................        152
1998.................................................................................        145
1999.................................................................................        127
2000.................................................................................        117
Thereafter...........................................................................        777
                                                                                       ---------
Total................................................................................  $   1,477
                                                                                       ---------
                                                                                       ---------

                                 U S WEST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 13: PREFERRED STOCK
    U S WEST has 200,000,000 authorized shares of preferred stock, 10,000,000 shares of which are designated as Series A Junior Participating Cumulative Preferred Stock, par value $1.00 per share, 10,000,000 shares of which are designated as Series B Junior Participating Cumulative Preferred Stock, par value $1.00 per share, and 50,000 shares of which are designated as Series C Preferred Stock, par value $1.00 per share.

PREFERRED STOCK SUBJECT TO MANDATORY REDEMPTION

    On September 2, 1994, the Company issued to Fund American Enterprises Holdings Inc. ("FFC") 50,000 shares of 7 percent Series C Cumulative Redeemable Preferred Stock for a total of $50. (See Note 20 to the Consolidated Financial Statements.) Upon issuance, the preferred stock was recorded at fair market value of $51. U S WEST has the right, commencing five years from September 2, 1994, to redeem the shares for one thousand dollars per share plus unpaid dividends and a redemption premium. The shares are mandatorily redeemable in year ten at face value plus unpaid dividends. At the option of FFC, the preferred stock also can be redeemed for common shares of Financial Security Assurance, an investment held by the capital assets segment. The market value of the option was $20 and $22 (based on the Black-Scholes Model) at December 31, 1995 and 1994, with no carrying value.

NOTE 14: COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY COMPANY-GUARANTEED DEBENTURES
    On September 11, 1995, U S WEST Financing I, a wholly owned subsidiary of U S WEST ("Financing I"), issued $600 million of 7.96 percent Trust Originated Preferred Securities (the "Preferred Securities") and $19 of common securities. U S WEST holds all of the outstanding common securities of Financing I. Financing I used the proceeds from such issuance to purchase from U S WEST Capital Funding, Inc., a wholly owned subsidiary of U S WEST ("Capital Funding"), $619 principal amount of Capital Funding's 7.96 percent Subordinated Deferrable Interest Notes due 2025 (the "Subordinated Debt Securities"), the obligations under which are fully and unconditionally guaranteed by U S WEST (the "Debt Guarantee"). The sole assets of Financing I are and will be the Subordinated Debt Securities and the Debt Guarantee.

    In addition, U S WEST has guaranteed the payment of interest and redemption amounts to holders of Preferred Securities when Financing I has funds available for such payments (the "Payment Guarantee") as well as Capital Funding's undertaking to pay all of Financing I's costs, expenses and other obligations (the "Expense Undertaking"). The Payment Guarantee and the Expense Undertaking, including U S WEST's guarantee with respect thereto, considered together with Capital Funding's obligations under the indenture and Subordinated Debt Securities and U S WEST's obligations under the indenture, declaration and Debt Guarantee, constitute a full and unconditional guarantee by U S WEST of Financing I's obligations under the Preferred Securities. The interest and other payment dates on the Subordinated Debt Securities correspond to the distribution and other payment dates on the Preferred Securities. Under certain circumstances, the Subordinated Debt Securities may be distributed to the holders of Preferred Securities and common securities in liquidation of Financing I. The Subordinated Debt Securities are redeemable in whole or in part by Capital Funding at any time on or after September 11, 2000, at a redemption price of $25.00 per Subordinated Debt Security plus accrued and unpaid interest. If Capital Funding redeems the Subordinated Debt Securities, Financing I is required to redeem the Preferred Securities concurrently at $25.00 per share plus accrued and unpaid distributions. As of December 31, 1995, 24,000,000 Preferred Securities were outstanding.

                                 U S WEST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 15: SHAREOWNERS' EQUITY

                                             COMMUNICATIONS      MEDIA
                                                  STOCK          STOCK        U S WEST STOCK                      FOREIGN
                                            -----------------  ---------  ----------------------  CUMULATIVE     CURRENCY
                                                 SHARES         SHARES     SHARES      AMOUNT       DEFICIT     TRANSLATION
                                            -----------------  ---------  ---------  -----------  -----------  -------------
Balance December 31, 1992.................                                  414,462   $   5,770    $   2,826     $     (34)
  Issuance of common stock................                                   26,516       1,224
  Issuance of treasury stock..............                                      162           6
  Net income..............................                                                            (2,806)
  Common dividends declared ($2.12 per
   share).................................                                                              (905)
  Market value adjustment for debt
   securities.............................                                                                35
  Foreign currency translation............                                                                              (1)
  Other...................................                                                   (4)          (7)
                                                  -------      ---------  ---------  -----------  -----------        -----
Balance December 31, 1993.................                                  441,140       6,996         (857)          (35)
  Issuance of common stock................                                   18,647         694
  Settlement of litigation................                                    5,506         210
  Benefit trust contribution (OPEB).......                                    4,600         185
  Purchase of treasury stock..............                                     (550)        (20)
  Net income..............................                                                             1,426
  Common dividends declared ($2.14 per
   share).................................                                                              (980)
  Market value adjustment for debt
   securities.............................                                                               (64)
  Foreign currency translation............                                                                               6
  Other...................................                                                   (9)          17
                                                  -------      ---------  ---------  -----------  -----------        -----
Balance December 31, 1994.................                                  469,343       8,056         (458)          (29)
  Issuance of common stock................                                    2,791         117
  Benefit trust contribution (OPEB).......                                    1,500          61
  Purchase of treasury stock..............                                   (1,705)        (63)
  Other...................................                                                    3
November 1, 1995 Recapitalization Plan....        471,929        471,922   (471,929)
  Recapitalization Plan dissenters (1)....             (6)
  Issuance of common stock................          1,712            392                     59
  Net income..............................                                                             1,317
  Common dividends declared ($2.14 per
   share).................................                                                            (1,010)
  Preferred dividends.....................                                                                (3)
  Market value adjustment for debt
   securities.............................                                                                36
  Foreign currency translation............                                                                              (9)
  Other...................................                                                   (5)           3
                                                  -------      ---------  ---------  -----------  -----------        -----
Balance December 31, 1995.................        473,635        472,314     --       $   8,228    $    (115)    $     (38)
                                                  -------      ---------  ---------  -----------  -----------        -----
                                                  -------      ---------  ---------  -----------  -----------        -----


                                                LESOP
                                              GUARANTEE
                                            -------------
Balance December 31, 1992.................    $    (294)
  Issuance of common stock................
  Issuance of treasury stock..............
  Net income..............................
  Common dividends declared ($2.12 per
   share).................................
  Market value adjustment for debt
   securities.............................
  Foreign currency translation............
  Other...................................           51
                                                  -----
Balance December 31, 1993.................         (243)
  Issuance of common stock................
  Settlement of litigation................
  Benefit trust contribution (OPEB).......
  Purchase of treasury stock..............
  Net income..............................
  Common dividends declared ($2.14 per
   share).................................
  Market value adjustment for debt
   securities.............................
  Foreign currency translation............
  Other...................................           56
                                                  -----
Balance December 31, 1994.................         (187)
  Issuance of common stock................
  Benefit trust contribution (OPEB).......
  Purchase of treasury stock..............
  Other...................................
November 1, 1995 Recapitalization Plan....
  Recapitalization Plan dissenters (1)....
  Issuance of common stock................
  Net income..............................
  Common dividends declared ($2.14 per
   share).................................
  Preferred dividends.....................
  Market value adjustment for debt
   securities.............................
  Foreign currency translation............
  Other...................................           60
                                                  -----
Balance December 31, 1995.................    $    (127)
                                                  -----
                                                  -----

------------------------------
(1)
  Under the Recapitalization Plan, Media Stock was not issued to shareowners who elected to receive cash rather than Communications Stock and Media Stock. Dissenting shareowners were paid $47.9375 per U S WEST share on December 15, 1995.

     COMMON STOCK On December 6, 1994, 12,779,206 shares of U S WEST common stock were issued to, or in the name of, the holders of Wometco Cable Corp. in accordance with a merger agreement. (See Note 4 to the Consolidated Financial Statements.) In connection with the settlement of shareowner litigation ("Rosenbaum v. U S WEST, Inc. et al."), the Company issued approximately 5.5 million shares of U S WEST common stock in March 1994 to class members connected with this litigation. U S WEST issued, to certified class members, nontransferable rights to purchase shares of common stock directly from U S WEST, on a commission-free basis, at a 3 percent discount from the average of the high and low trading prices of such stock on the New York Stock Exchange on February 23, 1994, the pricing date designated in accordance with the settlement. U S WEST received net proceeds of $210 from the offering.

                                 U S WEST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 15: SHAREOWNERS' EQUITY (CONTINUED)
    During fourth-quarter 1993, the Company issued 22 million additional shares of U S WEST common stock for net cash proceeds of $1,020. The Company used the net proceeds to reduce short-term indebtedness, including indebtedness incurred from the TWE investment, and for general corporate purposes.

    LEVERAGED EMPLOYEE STOCK OWNERSHIP PLAN ("LESOP") U S WEST maintains a defined contribution savings plan for substantially all management and occupational employees of the Company. The Company matches a certain percentage of eligible employee contributions with shares of Communications Stock and/ or Media Stock in accordance with participant elections. Participants may also elect to reallocate past Company contributions between Communications Stock and Media Stock. In 1989, U S WEST established two LESOPs to provide Company stock for matching contributions to the savings plan. At December 31, 1995, 10,145,485 shares each of Communications Stock and Media Stock has been allocated from the LESOP, while 2,839,435 shares each of Communications Stock and Media Stock remained unallocated.

    The borrowings associated with the LESOP, which are unconditionally guaranteed by U S WEST, are included in the accompanying Consolidated Balance Sheets and corresponding amounts have been recorded as reductions to common shareowners' equity. Contributions from the Company as well as dividends on unallocated shares held by the LESOP ($8, $11 and $14 in 1995, 1994 and 1993, respectively) are used for debt service. Beginning with the dividend paid in fourth-quarter 1995, dividends on allocated shares are being paid annually to participants. Previously, dividends on allocated shares were used for debt service with participants receiving additional shares from the LESOP.

    U S WEST recognizes expense based on the cash payments method. Total Company contributions to the plan (excluding dividends) were $86, $80 and $75 in 1995, 1994 and 1993, respectively, of which $15, $19 and $24, respectively, have been classified as interest expense.

    SHAREHOLDER RIGHTS PLAN The Board has adopted a shareholder rights plan which, in the event of a takeover attempt, would entitle existing shareowners to certain preferential rights. The rights expire on April 6, 1999, and are redeemable by the Company at any time prior to the date they would become effective.

    SHARE REPURCHASE  Subsequent to the acquisition of the Atlanta Systems  (See
Note 4 to the Consolidated Financial Statements) the Company announced its intention to purchase U S WEST common shares in the open market up to an amount equal to those issued in conjunction with the acquisition, subject to market conditions. In first-quarter 1995, the Company purchased 1,704,700 shares of U S WEST common stock at an average price per share of $37.02. In December 1994, the Company purchased 550,400 shares of U S WEST common stock at an average price per share of $36.30.

NOTE 16: STOCK INCENTIVE PLANS
    U S WEST maintains stock incentive plans for executives and key employees, and nonemployees. The Amended 1994 Stock Plan (the "Plan") was approved by shareowners on October 31, 1995 in connection with the Recapitalization Plan. The Plan is a successor plan to the U S WEST, Inc. Stock Incentive Plan and the U S WEST 1991 Stock Incentive Plan (the "Predecessor Plans"). No further grants of options or restricted stock may be made under the Predecessor Plans. The Plan is administered by the Human Resources Committee of the board of directors with respect to officers, executive officers and outside directors and by a special committee with respect to all other eligible employees and eligible nonemployees.

    During calendar year 1995, up to 2,200,000 shares of Communications Stock and 1,485,000 shares of Media Stock were available for grant. The maximum aggregate number of shares of Communications Stock and Media Stock that may be granted in any other calendar year for all purposes under the Plan is nine-tenths of one percent (0.90 percent) and three-quarters of one percent (0.75 percent), respectively, of the shares of such class outstanding (excluding shares held in the Company's treasury) on the first day of such calendar year. In the event that fewer than the full aggregate number of shares of either class available for

                                 U S WEST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 16: STOCK INCENTIVE PLANS (CONTINUED) issuance in any calendar year are issued in any such year, the shares not issued shall be added to the shares of such class available for issuance in any subsequent year or years. Options may be exercised no later than 10 years after the date on which the option was granted.

    Data for outstanding options under the Plan is summarized as follows:

                                                       COMMUNICATIONS GROUP
                                                                                     MEDIA GROUP              U S WEST, INC.
                                                     ------------------------  ------------------------  ------------------------
                                                                    AVERAGE                   AVERAGE                   AVERAGE
                                                       NUMBER       OPTION       NUMBER       OPTION       NUMBER       OPTION
                                                      OF SHARES      PRICE      OF SHARES      PRICE     OF SHARES*      PRICE
                                                     -----------  -----------  -----------  -----------  -----------  -----------
Outstanding January 1, 1993........................                                                       4,450,150    $   35.81
                                                                                                         -----------  -----------
  Granted..........................................                                                       1,486,106        48.83
  Exercised........................................                                                        (412,444)       31.73
  Canceled or expired..............................                                                        (222,273)       36.87
                                                                                                         -----------  -----------
Outstanding December 31, 1993......................                                                       5,301,539    $   39.76
                                                                                                         -----------  -----------
  Granted..........................................                                                       2,438,409        36.15
  Exercised........................................                                                        (139,762)       33.72
  Canceled or expired..............................                                                        (214,149)       40.71
                                                                                                         -----------  -----------
Outstanding December 31, 1994......................                                                       7,386,037    $   38.66
                                                                                                         -----------  -----------
  Granted..........................................                                                       3,062,920        43.63
  Exercised........................................                                                        (430,631)       34.03
  Canceled or expired..............................                                                        (175,147)       39.76
                                                                                                         -----------  -----------
Outstanding October 31, 1995.......................                                                       9,843,179    $   40.39
                                                                                                         -----------  -----------
Recapitalization Plan..............................   9,843,179    $   24.11    9,843,179    $   16.28   (9,843,179)   $  (40.39)
                                                     -----------  -----------  -----------  -----------
  Granted..........................................     138,309        32.16       71,580        18.51
  Exercised........................................    (543,037)       21.23     (191,243)       14.71
  Canceled or expired..............................     (15,350)       24.91      (15,350)       16.82
                                                     -----------  -----------  -----------  -----------  -----------  -----------
Outstanding December 31, 1995......................   9,423,101    $   24.39    9,708,166    $   16.33       --           --
                                                     -----------  -----------  -----------  -----------  -----------  -----------
                                                     -----------  -----------  -----------  -----------  -----------  -----------

------------------------------

* Includes options granted in tandem with SARs.

    Options to purchase 2,672,666 shares of Communications Stock and 3,021,166 shares of Media Stock were exercisable at December 31, 1995. Options to purchase 2,374,394 shares of U S WEST stock were exercisable at December 31, 1994. A total of 2,050,466 shares of Communications Stock and 1,419,795 shares of Media Stock were available for grant under the plans in effect at December 31, 1995. A total of 914,816 shares of U S WEST common stock were available for grant under the plans in effect at December 31, 1994. A total of 11,484,792 shares of Communications Stock and 11,121,186 shares of Media Stock were reserved for issuance under the Plan at December 31, 1995.

NOTE 17: EMPLOYEE BENEFITS

PENSION PLAN

    U S WEST sponsers a defined benefit pension plan covering substantially all management and occupational employees of the Company. Management benefits are based on a final pay formula, while occupational benefits are based on a flat benefit formula. U S WEST uses the projected unit credit method for the determination of pension cost for financial reporting purposes and the aggregate cost method for funding purposes. The Company's policy is to fund amounts required under the Employee Retirement Security Act of 1974 ("ERISA") and no funding was required in 1995, 1994 or 1993.

                                 U S WEST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 17: EMPLOYEE BENEFITS (CONTINUED)
    The composition of the net pension cost and the actuarial assumptions of the plan follow:

                                                                                YEAR ENDED DECEMBER 31,
                                                                            -------------------------------
                                                                              1995       1994       1993
                                                                            ---------  ---------  ---------
Details of pension cost:
  Service cost -- benefits earned during the period.......................  $     173  $     197  $     148
  Interest cost on projected benefit obligation...........................        558        561        514
  Actual return on plan assets............................................     (1,918)       188     (1,320)
  Net amortization and deferral...........................................      1,185       (946)       578
                                                                            ---------  ---------  ---------
Net pension cost..........................................................  $      (2) $       0  $     (80)
                                                                            ---------  ---------  ---------
                                                                            ---------  ---------  ---------

    The expected long-term rate of return on plan assets used in determining net pension cost was 8.50 percent for 1995, 8.50 percent for 1994 and 9.00 percent for 1993.

    The funded status of the plan follows:

                                                                                         DECEMBER 31,
                                                                                     --------------------
                                                                                       1995       1994
                                                                                     ---------  ---------
Accumulated benefit obligation, including vested benefits of $5,839 and $5,044,
 respectively......................................................................  $   6,617  $   5,616
                                                                                     ---------  ---------
                                                                                     ---------  ---------
Plan assets at fair value, primarily stocks and bonds..............................  $   9,874  $   8,388
Less: Projected benefit obligation.................................................      8,450      7,149
                                                                                     ---------  ---------
Plan assets in excess of projected benefit obligation..............................      1,424      1,239
Unrecognized net (gain) loss.......................................................       (101)       161
Prior service cost not yet recognized in net periodic pension cost.................        (62)       (67)
Balance of unrecognized net asset at January 1, 1987...............................       (705)      (785)
                                                                                     ---------  ---------
Prepaid pension cost...............................................................  $     556  $     548
                                                                                     ---------  ---------
                                                                                     ---------  ---------

    The actuarial assumptions used to calculate the projected benefit obligation follow:

                                                                                         DECEMBER 31,
                                                                                     --------------------
                                                                                       1995       1994
                                                                                     ---------  ---------
Discount rate......................................................................      7.00%      8.00%
Weighted average rate of compensation increase.....................................      5.50%      5.50%

    Anticipated future benefit changes have been reflected in the above calculations.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

    U S WEST and most of its subsidiaries provide certain health care and life insurance benefits to retired employees. In conjunction with the Company's 1992 adoption of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," U S WEST elected to immediately recognize the accumulated postretirement benefit obligation for current and future retirees. However, the Federal Communications Commission and certain state jurisdictions permit amortization of the transition obligation over the average remaining service period of active employees for regulatory accounting purposes with most jurisdictions requiring funding as a stipulation for rate recovery.

                                 U S WEST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 17: EMPLOYEE BENEFITS (CONTINUED)
    U S WEST uses the projected unit credit method for the determination of postretirement medical and life costs for financial reporting purposes. The composition of net postretirement benefit costs and actuarial assumptions underlying plan benefits follow:

                                                                        YEAR ENDED DECEMBER 31,
                                      --------------------------------------------------------------------------------------------
                                                    1995                               1994                          1993
                                      ---------------------------------  ---------------------------------  ----------------------
                                        MEDICAL      LIFE       TOTAL      MEDICAL      LIFE       TOTAL      MEDICAL      LIFE
                                      -----------  ---------  ---------  -----------  ---------  ---------  -----------  ---------
Service cost -- benefits earned
 during the period..................   $      59   $       6  $      65   $      62   $      13  $      75   $      60   $      11
Interest on accumulated benefit
 obligation.........................         235          32        267         221          39        260         235          36
Actual return on plan assets........        (319)        (96)      (415)          3           1          4         (73)        (52)
Net amortization and deferral.......         228          58        286         (68)        (31)       (99)         27          22
                                           -----         ---  ---------       -----         ---  ---------       -----         ---
Net postretirement benefit costs....   $     203   $       0  $     203   $     218   $      22  $     240   $     249   $      17
                                           -----         ---  ---------       -----         ---  ---------       -----         ---
                                           -----         ---  ---------       -----         ---  ---------       -----         ---


                                        TOTAL
                                      ---------
Service cost -- benefits earned
 during the period..................  $      71
Interest on accumulated benefit
 obligation.........................        271
Actual return on plan assets........       (125)
Net amortization and deferral.......         49
                                      ---------
Net postretirement benefit costs....  $     266
                                      ---------
                                      ---------

    The expected long-term rate of return on plan assets used in determining postretirement benefit costs was 8.50 percent for 1995, 8.50 percent in 1994 and
9.00 percent in 1993.

    The funded status of the plans follows:

                                                                                   DECEMBER 31,
                                                        ------------------------------------------------------------------
                                                                     1995                              1994
                                                        -------------------------------  ---------------------------------
                                                         MEDICAL     LIFE       TOTAL      MEDICAL      LIFE       TOTAL
                                                        ---------  ---------  ---------  -----------  ---------  ---------
Accumulated postretirement benefit obligation
 attributable to:
  Retirees............................................  $   1,866  $     271  $   2,137   $   1,733   $     248  $   1,981
  Fully eligible plan participants....................        293         34        327         264          38        302
  Other active plan participants......................      1,059        165      1,224         940         135      1,075
                                                        ---------  ---------  ---------  -----------  ---------  ---------
Total accumulated postretirement benefit obligation...      3,218        470      3,688       2,937         421      3,358
Unrecognized net gain.................................        378        161        539         243          90        333
Unamortized prior service cost........................     --            (34)       (34)     --          --         --
Fair value of plan assets, primarily stocks, bonds and
 life insurance (1)...................................     (1,385)      (460)    (1,845)       (894)       (374)    (1,268)
                                                        ---------  ---------  ---------  -----------  ---------  ---------
Accrued postretirement benefit obligation.............  $   2,211  $     137  $   2,348   $   2,286   $     137  $   2,423
                                                        ---------  ---------  ---------  -----------  ---------  ---------
                                                        ---------  ---------  ---------  -----------  ---------  ---------

------------------------------
(1)
  Medical plan assets include Communications Stock of $210 and Media Stock of $112 in 1995, and U S WEST common stock of $164 in 1994.

    The actuarial assumptions used to calculate the accumulated postretirement benefit obligation follow:

                                                                                         DECEMBER 31,
                                                                                     --------------------
                                                                                       1995       1994
                                                                                     ---------  ---------
Discount rate......................................................................      7.00%      8.00%
Medical trend*.....................................................................      9.00%      9.70%

------------------------------
* Medical cost trend rate gradually declines to an ultimate rate of 5 percent in 2011.

                                 U S WEST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 17: EMPLOYEE BENEFITS (CONTINUED)
    A one-percent increase in the assumed health care cost trend rate for each future year would have increased the aggregate of the service and interest cost components of 1995 net postretirement benefit cost by approximately $40 and increased the 1995 accumulated postretirement benefit obligation by approximately $350.

    For U S WEST, the annual funding amount is based on its cash requirements, with the funding at U S WEST Communications based on regulatory accounting requirements.

    Anticipated  future   benefit  changes   have   been  reflected   in   these
postretirement benefit calculations.

NOTE 18: INCOME TAXES
    The components of the provision for income taxes follow:

                                                                                      YEAR ENDED DECEMBER 31,
                                                                                  -------------------------------
                                                                                    1995       1994       1993
                                                                                  ---------  ---------  ---------
Federal:
  Current.......................................................................  $     481  $     418  $     422
  Deferred......................................................................        225        337       (147)
  Investment tax credits -- net.................................................        (38)       (47)       (56)
                                                                                  ---------  ---------  ---------
                                                                                        668        708        219
State and local:
  Current.......................................................................         64         52         71
  Deferred......................................................................         54         83        (23)
                                                                                  ---------  ---------  ---------
                                                                                        118        135         48
Foreign:
  Current.......................................................................          6     --         --
  Deferred......................................................................         33         14          2
                                                                                  ---------  ---------  ---------
                                                                                         39         14          2
                                                                                  ---------  ---------  ---------
Provision for income taxes......................................................  $     825  $     857  $     269
                                                                                  ---------  ---------  ---------
                                                                                  ---------  ---------  ---------

    The unamortized balance of investment tax credits at December 31, 1995 and 1994, was $199 and $231, respectively.

    Amounts paid for income taxes were $566, $313 and $391 in 1995, 1994 and 1993, respectively, inclusive of the capital assets segment.

    The effective tax rate differs from the statutory tax rate as follows:

                                                                                        YEAR ENDED DECEMBER 31,
                                                                                    -------------------------------
                                                                                      1995       1994       1993
                                                                                    ---------  ---------  ---------
                                                                                              IN PERCENT
Federal statutory tax rate........................................................       35.0       35.0       35.0
Investment tax credit amortization................................................       (1.2)      (1.3)      (3.0)
State income taxes -- net of federal effect.......................................        3.5        3.9        4.0
Foreign taxes -- net of federal effect............................................        1.2        0.4     --
Rate differential on reversing temporary differences..............................     --         --           (2.2)
Depreciation on capitalized overheads -- net......................................     --         --            1.4
Tax law change -- catch-up adjustment.............................................     --         --            3.1
Restructuring charge..............................................................     --         --           (1.5)
Other.............................................................................       (0.2)      (0.5)      (0.7)
                                                                                          ---        ---        ---
Effective tax rate................................................................       38.3       37.5       36.1
                                                                                          ---        ---        ---
                                                                                          ---        ---        ---

                                 U S WEST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 18: INCOME TAXES (CONTINUED)
    The components of the net deferred tax liability follow:

                                                                                           DECEMBER 31,
                                                                                       --------------------
                                                                                         1995       1994
                                                                                       ---------  ---------
Property, plant and equipment........................................................  $   1,540  $   1,504
Leases...............................................................................        668        690
State deferred taxes -- net of federal effect........................................        358        395
Intangible assets....................................................................        112        164
Investments in partnerships..........................................................        213        142
Other................................................................................         74         84
                                                                                       ---------  ---------
Deferred tax liabilities.............................................................      2,965      2,979
                                                                                       ---------  ---------
Postemployment benefits, including pension...........................................        697        718
Restructuring, assets held for sale and other........................................        329        417
Unamortized investment tax credit....................................................         70         79
State deferred taxes -- net of federal effect........................................        166        232
Other................................................................................        229        317
                                                                                       ---------  ---------
Deferred tax assets..................................................................      1,491      1,763
                                                                                       ---------  ---------
Net deferred tax liability...........................................................  $   1,474  $   1,216
                                                                                       ---------  ---------
                                                                                       ---------  ---------

    The current portion of the deferred tax asset was $282 and $352 at December 31, 1995 and 1994, respectively, resulting primarily from restructuring charges and compensation-related items.

    On August 10, 1993, federal legislation was enacted which increased the corporate tax rate from 34 percent to 35 percent retroactive to January 1, 1993. The cumulative effect on deferred taxes of the 1993 increase in income tax rates was $74, including $20 for the capital assets segment.

    The net deferred tax liability includes $686 in 1995 and $678 in 1994 related to the capital assets segment.

NOTE 19: CONTINGENCIES
    At U S WEST Communications there are pending regulatory actions in local regulatory jurisdictions that call for price decreases, refunds or both. In one such instance, the Utah Supreme Court has remanded a Utah Public Service Commission ("PSC") order to the PSC for reconsideration, thereby establishing two exceptions to the rule against retroactive ratemaking: 1) unforeseen and extraordinary events, and 2) misconduct. The PSC's initial order denied a refund request from interexchange carriers and other parties related to the Tax Reform Act of 1986. This action is still in the discovery process. If a formal filing -- made in accordance with the remand from the Supreme Court -- alleges that the exceptions apply, the range of possible risk to U S WEST Communications is $0 to $150.

    On September 22, 1995, U S WEST filed a lawsuit in Delaware Chancery Court to enjoin the proposed merger of Time Warner and Turner Broadcasting. U S WEST has alleged breaches of contract and fiduciary duties by Time Warner in connection with this proposed merger. Time Warner filed a countersuit against U S WEST on October 11, 1995, alleging misrepresentation, breach of contract and other misconduct on the part of U S WEST. Time Warner's countersuit seeks a reformation of the Time Warner Entertainment partnership agreement, an order that enjoins U S WEST from breaching the partnership agreement, and unspecified compensatory damages. U S WEST has denied each of the claims in Time Warner's countersuit. The trial for this action concluded on March 22, 1996. A ruling by the Delaware Chancery Court is expected in June 1996.

                                 U S WEST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 20: NET INVESTMENT IN ASSETS HELD FOR SALE
    The Consolidated Financial Statements include the discontinued operations of the capital assets segment. During the second quarter of 1993, the U S WEST Board of Directors approved a plan to dispose of the capital assets segment through the sale of segment assets and businesses. Accordingly, the Company recorded an after-tax charge of $100 for the estimated loss on disposition. An additional provision of $20 is related to the effect of the 1993 increase in federal income tax rates. The capital assets segment includes activities related to financial services and financial guarantee insurance operations. Also included in the segment is U S WEST Real Estate, Inc., for which disposition was announced in 1991 and a $500 valuation allowance was established to cover both carrying costs and losses on disposal of related properties.

    Effective January 1, 1995, the capital assets segment has been accounted for in accordance with Staff Accounting Bulletin No. 93, issued by the Securities Exchange Commission, which requires discontinued operations not disposed of within one year of the measurement date to be accounted for prospectively in continuing operations as a "net investment in assets held for sale." The net realizable value of the assets is reevaluated on an ongoing basis with adjustments to the existing reserve, if any, charged to continuing operations. No such adjustment was required in 1995. Prior to January 1, 1995, the entire capital assets segment was accounted for as discontinued operations in accordance with Accounting Principles Board Opinion No. 30.

    During 1994, U S WEST reduced its ownership interest in Financial Security Assurance Holdings, Ltd. ("FSA"), a member of the capital assets segment, to
60.9 percent, and its voting interest to 49.8 percent through a series of transactions. In May and June 1994, U S WEST sold 8.1 million shares of FSA, including 2 million shares sold to Fund American Enterprises Holdings Inc. ("FFC"), in an initial public offering of FSA common stock. U S WEST received $154 in net proceeds from the offering. The Media Group retained certain risks in asset-backed obligations related to the commercial real estate portfolio. On September 2, 1994, U S WEST issued to FFC 50,000 shares of cumulative redeemable preferred stock for a total of $50. (See Note 13 to the Consolidated Financial Statements.) In December 1995, FSA merged with Capital Guaranty Corporation for shares of FSA and cash of $51. The transaction was valued at approximately $203 and reduced U S WEST's ownership interest in FSA to 50.3 percent and its voting interest to 41.7 percent. U S WEST expects to monetize and ultimately reduce its ownership in FSA through the issuance of Debt Exchangeable for Common Stock ("DECS") in 1996. At maturity, each DECS will be mandatorily exchanged by U S WEST for shares of FSA common stock held by U S WEST or, at U S WEST's option, redeemed at the cash equivalent.

    U S WEST entered into a transaction to reduce its investment in Enhance Financial Services Group, Inc. ("Enhance") during fourth-quarter 1995. U S WEST issued DECS due December 15, 1998. Upon maturity, each DECS will be mandatorily exchanged by U S WEST for shares of Enhance common stock or, at U S WEST's option, redeemed at the cash equivalent. The capital assets segment currently owns approximately 31.5 percent of the outstanding Enhance common stock. (See
Note 10 to the Consolidated Financial Statements.)

    U S WEST Real Estate, Inc. has sold various properties totaling $120, $327 and $66 in each of the three years ended December 31, 1995, respectively. The sales proceeds were in line with estimates. Proceeds from building sales were primarily used to repay related debt. U S WEST has completed construction of existing buildings in the commercial real estate portfolio and expects to substantially complete the liquidation of this portfolio by 1998. The remaining balance of assets subject to sale is approximately $490, net of reserves, as of December 31, 1995.

    In December 1993, U S WEST sold $2.0 billion of finance receivables and the business of U S WEST Financial Services, Inc. to NationsBank Corporation. Sales proceeds of $2.1 billion were used primarily to repay related debt. The pretax gain on the sale of approximately $100, net of selling expenses, was in line

                                 U S WEST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 20: NET INVESTMENT IN ASSETS HELD FOR SALE (CONTINUED) with management's estimate and was included in the Company's estimate of provision for loss on disposal. The management team that previously operated the entire capital assets segment transferred to NationsBank.

    Building sales and operating revenues of the capital assets segment were $237, $553 and $710 in 1995, 1994 and 1993, respectively. Income from discontinued operations for 1993 (to June 1) totaled $38. Income (loss) from the capital assets segment subsequent to June 1, 1993 is being deferred and is included within the reserve for assets held for sale.

    The assets and liabilities of the capital assets segment have been separately classified on the Consolidated Balance Sheets as net investment in assets held for sale.

    The components of net investment in assets held for sale follow:

                                                                                           DECEMBER 31,
                                                                                       --------------------
                                                                                         1995       1994
                                                                                       ---------  ---------
                                                                                       DOLLARS IN MILLIONS
ASSETS
Cash and cash equivalents............................................................  $      38  $       7
Finance receivables -- net...........................................................        953      1,073
Investment in real estate -- net of valuation allowance..............................        368        465
Bonds, at market value...............................................................        149        155
Investment in FSA....................................................................        384        329
Other assets.........................................................................        177        347
                                                                                       ---------  ---------
Total assets.........................................................................  $   2,069  $   2,376
                                                                                       ---------  ---------
                                                                                       ---------  ---------
LIABILITIES
Debt.................................................................................  $     796  $   1,283
Deferred income taxes................................................................        686        678
Accounts payable, accrued liabilities and other......................................        148        103
Minority interests...................................................................         10         10
                                                                                       ---------  ---------
Total liabilities....................................................................      1,640      2,074
                                                                                       ---------  ---------
Net investment in assets held for sale...............................................  $     429  $     302
                                                                                       ---------  ---------
                                                                                       ---------  ---------

    Finance receivables primarily consist of contractual obligations under long-term leases that U S WEST intends to run off. These long-term leases consist mostly of leveraged leases related to aircraft and power plants. For leveraged leases, the cost of the assets leased is financed primarily through nonrecourse debt which is netted against the related lease receivable.

    The components of finance receivables follow:

                                                                                           DECEMBER 31,
                                                                                       --------------------
                                                                                         1995       1994
                                                                                       ---------  ---------
Receivables..........................................................................  $     921  $   1,095
Unguaranteed estimated residual values...............................................        447        467
                                                                                       ---------  ---------
                                                                                           1,368      1,562
Less: Unearned income................................................................        390        459
     Credit loss and other allowances................................................         25         30
                                                                                       ---------  ---------
Finance receivables -- net...........................................................  $     953  $   1,073
                                                                                       ---------  ---------
                                                                                       ---------  ---------

    Investments in debt securities are classified as available for sale and are carried at market value. Any resulting unrealized holding gains or losses, net of applicable deferred income taxes, are reflected as a component of equity.

                                 U S WEST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 20: NET INVESTMENT IN ASSETS HELD FOR SALE (CONTINUED)
    The amortized cost and estimated market value of investments in debt securities are as follows:

                                                                                 DECEMBER 31,
                                                 ----------------------------------------------------------------------------
                                                                        1995                                   1994
                                                 --------------------------------------------------  ------------------------
                                                                GROSS          GROSS                                GROSS
                                                             UNREALIZED     UNREALIZED      FAIR                 UNREALIZED
DEBT SECURITIES                                    COST         GAINS         LOSSES        VALUE      COST         GAINS
-----------------------------------------------  ---------  -------------  -------------  ---------  ---------  -------------
Municipal......................................  $      91    $       1      $       1    $      91  $     113    $  --
Other..........................................         58       --             --               58         65       --
                                                 ---------        -----          -----    ---------  ---------        -----
Total..........................................  $     149    $       1      $       1    $     149  $     178    $  --
                                                 ---------        -----          -----    ---------  ---------        -----
                                                 ---------        -----          -----    ---------  ---------        -----


                                                     GROSS
                                                  UNREALIZED      FAIR
DEBT SECURITIES                                     LOSSES        VALUE
-----------------------------------------------  -------------  ---------
Municipal......................................    $      13    $     100
Other..........................................           10           55
                                                         ---    ---------
Total..........................................    $      23    $     155
                                                         ---    ---------
                                                         ---    ---------

Note: Also included in equity are unrealized gains and losses on debt securities associated with U S WEST's equity investment in FSA. 1995 includes unrealized gains of $24, net of deferred taxes of $13, and 1994 includes unrealized losses of $49, net of deferred tax benefits of $26.

    The 1995 net unrealized gains of $39 (net of deferred taxes of $21) and the 1994 net unrealized losses of $64 (net of deferred tax benefits of $34), are included in equity.

DEBT

    Interest rates and maturities of debt associated with the capital assets segment at December 31 follow:

                                                                                   MATURITIES
                                                                   ------------------------------------------    TOTAL      TOTAL
INTEREST RATES                                                       1997       1998       1999       2000       1995       1994
-----------------------------------------------------------------  ---------  ---------  ---------  ---------  ---------  ---------
Up to 5%.........................................................  $  --      $  --      $  --      $  --      $  --      $      55
Above 5% to 6%...................................................         10     --         --         --             10         15
Above 6% to 7%...................................................         54     --         --         --             54        154
Above 7% to 8%...................................................          5     --         --         --              5         17
Above 8% to 9%...................................................     --         --            134          4        138        189
Above 9% to 10%..................................................         48          5     --         --             53        114
Above 10% to 11%.................................................     --             29     --         --             29         29
                                                                   ---------  ---------  ---------  ---------  ---------  ---------
                                                                   $     117  $      34  $     134  $       4        289        573
                                                                   ---------  ---------  ---------  ---------
                                                                   ---------  ---------  ---------  ---------
Allocated to the capital assets segment -- net...................                                                    507        710
                                                                                                               ---------  ---------
Total............................................................                                              $     796  $   1,283
                                                                                                               ---------  ---------
                                                                                                               ---------  ---------

    Debt of $71 and $119 at December 31, 1995 and 1994, respectively, was collateralized by first deeds of trust on associated real estate and assignment of rents from leases.

    The following table summarizes terms of swaps associated with the capital assets segment. Variable rates are indexed to three- and six-month LIBOR.

                                                                                DECEMBER 31, 1995 AND 1994
                                                           --------------------------------------------------------------------
                                                                                       WEIGHTED AVERAGE    WEIGHTED AVERAGE PAY
                                                                                         RECEIVE RATE              RATE
                                                            NOTIONAL                 --------------------  --------------------
                                                             AMOUNT     MATURITIES     1995       1994       1995       1994
                                                           -----------  -----------  ---------  ---------  ---------  ---------
Variable to fixed (1)....................................   $     380    1996-1997        5.96       5.69       9.03       9.03
Fixed to variable (1)....................................         380    1996-1997        7.29       7.29       5.87       5.80
Variable rate basis adjustment (2).......................          10      1997           5.92       5.89       5.85       7.04

------------------------------
(1)
  The fixed to variable swaps have the same terms as the variable to fixed swaps and were entered into to terminate the variable to fixed swaps. The net loss on the swaps is deferred and amortized over the remaining life of the swaps and is included in the reserve for assets held for sale.

(2)
  Variable rate debt based on Treasuries is swapped to a LIBOR-based interest rate.

                                 U S WEST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 20: NET INVESTMENT IN ASSETS HELD FOR SALE (CONTINUED)
FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET CREDIT RISK -- FINANCIAL GUARANTEES

    The Company retained certain risks in asset-backed obligations related to the commercial real estate portfolio. The principal amounts insured on the asset-backed obligations follow:

                                                                                           DECEMBER 31,
                                                                                       --------------------
TERMS TO MATURITY                                                                        1995       1994
-------------------------------------------------------------------------------------  ---------  ---------
0 to 5 Years.........................................................................  $     639  $     540
5 to 10 Years........................................................................        450        537
10 to 15 Years.......................................................................         10        391
                                                                                       ---------  ---------
Total................................................................................  $   1,099  $   1,468
                                                                                       ---------  ---------
                                                                                       ---------  ---------

    Concentrations   of   collateral   associated   with   insured  asset-backed
obligations follow:

                                                                                           DECEMBER 31,
                                                                                       --------------------
TYPE OF COLLATERAL                                                                       1995       1994
-------------------------------------------------------------------------------------  ---------  ---------
Commercial mortgages:
  Commercial real estate.............................................................  $     442  $     530
  Corporate secured..................................................................        657        888
Other asset-backed...................................................................     --             50
                                                                                       ---------  ---------
Total................................................................................  $   1,099  $   1,468
                                                                                       ---------  ---------
                                                                                       ---------  ---------

ADDITIONAL FINANCIAL INFORMATION

    Information for U S WEST Financial Services, Inc., a member of the capital assets segment, follows:

                                                                                 YEAR ENDED DECEMBER 31,
                                                                             -------------------------------
SUMMARIZED FINANCIAL INFORMATION                                               1995       1994       1993
---------------------------------------------------------------------------  ---------  ---------  ---------
Revenue....................................................................  $      44  $      54  $     410
Net finance receivables....................................................        931        981      1,020
Total assets...............................................................      1,085      1,331      1,797
Total debt.................................................................        274        533        957
Total liabilities..........................................................      1,024      1,282      1,748
Equity.....................................................................         61         49         49

                                 U S WEST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 21: QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                          QUARTERLY FINANCIAL DATA
                                                                             --------------------------------------------------
                                                                                FIRST       SECOND        THIRD       FOURTH
                                                                               QUARTER      QUARTER      QUARTER      QUARTER
                                                                             -----------  -----------  -----------  -----------
1995
  Sales and other revenues.................................................   $   2,828    $   2,894    $   2,964    $   3,060
  Income before income taxes and extraordinary items.......................         538          514          538          564
  Income before extraordinary items........................................         330          318          325          356
  Net income...............................................................         330          318          316          353
  Pro forma earnings per common share:
    Communications Group earnings per common share before extraordinary
     item..................................................................        0.67         0.62         0.62         0.60
    Communications Group earnings per common share.........................        0.67         0.62         0.61         0.59
    Media Group earnings per common share before extraordinary item........        0.03         0.05         0.07         0.15
    Media Group earnings per common share..................................        0.03         0.05         0.06         0.15
1994
  Sales and other revenues.................................................   $   2,641    $   2,708    $   2,765    $   2,839
  Income from continuing operations before income taxes....................         522          609          514          638
  Income from continuing operations and net income.........................         324          375          318          409
  Earnings per common share................................................        0.73         0.83         0.70         0.89

------------------------------

    Effective November 1, 1995, each share of U S WEST, Inc. common stock was converted into one share each of Communications Stock and Media Stock. Earnings per common share for 1995 have been presented on a pro forma basis to reflect the two classes of stock as if they had been outstanding since January 1, 1995. For periods prior to the recapitalization, the average common shares outstanding for the two classes of stock are assumed to be equal to the average common shares outstanding for U S WEST, Inc.

    1995 first-quarter net income includes $39 ($0.08 per Communications share) from a gain on the sales of certain rural telephone exchanges. 1995 second-quarter net income includes $10 ($0.02 per Communications share) from a gain on the sales of certain rural telephone exchanges. 1995 third-quarter net income includes $21 ($0.04 per Communications share) from a gain on the sales of certain rural telephone exchanges and $10 ($0.01 per Communications share and $0.01 per Media share) for expenses associated with the Recapitalization Plan. 1995 third-quarter net income also includes charges of $9 ($0.01 per Communications share and $0.01 per Media share) for the early extinguishment of debt. 1995 fourth-quarter net income includes $15 ($0.03 per Communications share) from a gain on the sales of certain rural telephone exchanges and $95 ($0.20 per Media share) from the merger of U S WEST's joint venture interest in TeleWest. 1995 fourth-quarter net income also includes other charges of $10 ($0.01 per Communications share and $0.01 per Media share), including $7 for expenses associated with the Recapitalization Plan and an extraordinary charge of $3 for the early extinguishment of debt.

    1994 first-quarter net income includes $15 ($.03 per share) from a gain on the sales of certain rural telephone exchanges. 1994 second-quarter net income includes gains of $16 ($.04 per share) and $41 ($.09 per share) on the sales of certain rural telephone exchanges and paging operations, respectively. 1994 fourth-quarter net income includes gains of $105 ($.23 per share) for the partial sale of a joint venture interest in TeleWest and $20 ($.04 per share) on the sales of certain rural telephone exchanges.

                                 U S WEST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 21: QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED)

                                                                                       MARKET PRICE
                                                                       --------------------------------------------
PER SHARE MARKET AND DIVIDEND DATA                                       HIGH        LOW       CLOSE     DIVIDENDS
---------------------------------------------------------------------  ---------  ---------  ---------  -----------
                                                                                     (WHOLE DOLLARS)
1995
U S WEST Stock
  First..............................................................  $  41.375  $  35.125  $  40.125   $   0.535
  Second.............................................................     42.875     39.125     41.625       0.535
  Third..............................................................     48.375     40.875     47.125       0.535
  Fourth (through October 31, 1995)..................................     48.375     45.625     47.875      --
Communications Stock
  Fourth (November 1, 1995 through December 31, 1995)................  $  36.375  $  28.375  $  35.625   $   0.535
Media Stock..........................................................
  Fourth (November 1, 1995 through December 31, 1995)................  $  20.000  $  17.375  $  19.000   $  --
1994
  First..............................................................  $  46.250  $  38.500  $  40.750   $   0.535
  Second.............................................................     43.750     38.250     41.875       0.535
  Third..............................................................     43.125     38.250     38.750       0.535
  Fourth.............................................................     38.875     34.625     35.625       0.535

                         U S WEST COMMUNICATIONS GROUP
                              FINANCIAL HIGHLIGHTS

                                                                            YEAR ENDED DECEMBER 31,
                                                             -----------------------------------------------------
                                                               1995       1994       1993       1992       1991
                                                             ---------  ---------  ---------  ---------  ---------
                                                                DOLLARS IN MILLIONS (EXCEPT PER SHARE AMOUNTS)
Operating revenues.........................................  $   9,484  $   9,176  $   8,870  $   8,530  $   8,345
Net income (loss) 1........................................      1,176      1,150    (2,809)      (815)        771
Pro forma earnings per common share 2......................       2.50       2.53     --         --         --
Pro forma dividends per common share 2.....................       2.14       2.14     --         --         --
EBITDA 3...................................................      4,220      4,026      3,743      3,553      3,547
EBITDA margin 3............................................      44.5%      43.9%      42.2%      41.7%      42.5%
Total assets...............................................  $  16,585  $  15,944  $  15,423  $  20,655  $  20,244
Total debt.................................................      6,754      6,124      5,673      5,181      5,287
Communications Group equity 4..............................      3,476      3,179      2,722      6,003      7,530
Return on Communications Group equity 4, 5.................      35.6%      39.0%      22.5%      13.7%      12.8%
Percentage of debt to total capital 4......................      66.0%      65.8%      67.6%      46.3%      41.3%
Capital expenditures.......................................  $   2,739  $   2,477  $   2,226  $   2,385  $   2,194
Telephone network access lines in service (thousands)......     14,847     14,336     13,843     13,345     12,935
Billed access minutes of use -- interstate (millions)......     47,801     43,768     40,594     37,413     35,144
Billed access minutes of use -- intrastate (millions)......      9,504      8,507      7,529      6,956      6,557
Communications Group employees.............................     50,825     51,402     52,598     55,352     57,725
Telephone company employees................................     47,934     47,493     49,668     52,423     54,923
Telephone company employees per ten thousand access
 lines.....................................................       32.3       33.1       35.9       39.3       42.5
Pro forma average common shares outstanding
 (thousands) 2.............................................    470,716    453,316
Pro forma common shares outstanding (thousands) 2..........    473,635*   469,343

------------------------------
* Actual

(1)
  1995 net income includes a gain of $85 ($0.18 per share) on the sales of certain rural telephone exchanges and other charges of $16 ($0.03 per share), including an extraordinary charge of $8 for the early extinguishment of debt and $8 for costs associated with the November 1, 1995 recapitalization. 1994 net income includes a gain of $51 ($0.11 per share) on the sales of certain rural telephone exchanges. 1993 net income was reduced by a $534 restructuring charge and $54 for the cumulative effect on deferred taxes of the 1993 federally mandated increase in income tax rates. 1993 net income was also reduced by extraordinary charges of $3,123 for the discontinuance of Statement of Financial Accounting Standards ("SFAS") No. 71 and $77 for the early extinguishment of debt. 1992 net income was reduced by $1,745 for the cumulative effect of change in accounting principles. 1991 net income was reduced by a $173 restructuring charge.

(2)
  Effective November 1, 1995, each share of U S WEST, Inc. common stock was converted into one share each of U S WEST Communications Group common stock and U S WEST Media Group common stock. Earnings per common share have been presented on a pro forma basis to reflect the two classes of stock as if they had been outstanding since January 1, 1994. For periods prior to the recapitalization, the average common shares outstanding are assumed to be equal to the average common shares outstanding for U S WEST, Inc.

(3)
  Earnings before interest, taxes, depreciation, amortization and other ("EBITDA"). EBITDA also excludes the gain on sales of rural telephone exchanges and restructuring charges. The Communications Group considers EBITDA an important indicator of the operational strength and performance of its businesses. EBITDA, however, should not be considered as an alternative to operating or net income as an indicator of the performance of the Communications Group's businesses or as an alternative to cash flows from operating activities as a measure of liquidity, in each case determined in accordance with generally accepted accounting principles.

(4)
  The increases in the percentage of debt to total capital and return on Communications Group equity, and the decrease in Communications Group equity since 1992, are primarily due to the effects of discontinuing SFAS No. 71 in 1993 and the cumulative effect of change in accounting principles in 1992.

(5)
  1995 return on Communications Group equity is based on income before extraordinary items. For 1994, there are no adjustments to net income for this calculation. 1993 return on Communications Group equity is based on income excluding extraordinary items, a restructuring charge and the cumulative effect on deferred taxes of the 1993 federally mandated increase in income tax rates. 1992 return on Communications Group equity is based on income before cumulative effect of change in accounting principles. 1991 return on Communications Group equity is based on income excluding the effects of a restructuring charge.

                         U S WEST COMMUNICATIONS GROUP
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
THE RECAPITALIZATION PLAN

    On October 31, 1995, the shareholders of U S WEST, Inc., a Colorado corporation ("U S WEST Colorado"), voted to approve a proposal (the "Recapitalization Plan") adopted by the Board of Directors to reincorporate in Delaware and create two classes of common stock. Under the Recapitalization Plan, shareholders approved an Agreement and Plan of Merger between U S WEST Colorado and U S WEST, Inc., a Delaware corporation ("U S WEST" or the "Company"), pursuant to which U S WEST continues as the surviving corporation. In connection with the merger, the Certificate of Incorporation of U S WEST has been amended and restated to designate two classes of common stock of U S WEST, one class of which is authorized as U S WEST Communications Group Common Stock ("Communications Stock") and the other class which is authorized as U S WEST Media Group Common Stock ("Media Stock").

    The Communications Stock and Media Stock provide shareholders with two distinct securities that are intended to reflect separately the communications businesses of U S WEST (the "Communications Group") and the multimedia businesses of U S WEST (the "Media Group" and, together with the Communications Group, the "Groups").

THE COMMUNICATIONS GROUP

    The  Communications  Group   primarily  provides  regulated   communications
services to more than 25 million residential and business customers in the Communications Group Region (the "Region"). The Region includes the states of Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming. Services offered by the Communications Group include local telephone services, exchange access services (which connect customers to the facilities of carriers, including long-distance providers and wireless operators), and long-distance services within Local Access and Transport Areas ("LATAs") in the Region. The Communications Group provides other products and services, including custom calling features, voice messaging, caller identification, high-speed data applications, customer premises equipment and certain communications services to business customers and governmental agencies both inside and outside the Region. The Telecommunications Act of 1996, enacted into law on February 8, 1996, will dramatically alter the competitive landscape of the telecommunications industry and will further change the nature of services the Communications Group will offer. These future service offerings include interLATA long-distance service, wireless services, cable TV and interconnection services provided to competing providers of local services.

    The Combined Financial Statements of the Communications Group include: (i) the combined historical balance sheets, results of operations and cash flows of the businesses that comprise the Communications Group; (ii) corporate assets and liabilities and related transactions of U S WEST identified with the Communications Group; and (iii) an allocated portion of the corporate expenses of U S WEST. All significant intra-group financial transactions have been eliminated. Transactions between the Communications Group and the Media Group have not been eliminated. For a more complete discussion of U S WEST's corporate allocation policies, see the U S WEST Communications Group Combined Financial Statements -- Note 2: Summary of Significant Accounting Policies.

    The following discussion is based on the U S WEST Communications Group Combined Financial Statements prepared in accordance with generally accepted accounting principles ("GAAP"). The discussion should be read in conjunction with the U S WEST, Inc. Consolidated Financial Statements.

                         U S WEST COMMUNICATIONS GROUP
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS -- 1995 COMPARED WITH 1994

    Comparative details of income before extraordinary items for 1995 and 1994 follow:

                                                                                                     INCREASE (DECREASE)
                                                                                                     --------------------
                                                                                 19951      19942        $          %
                                                                               ---------  ---------  ---------  ---------
U S WEST Communications, Inc.................................................  $   1,219  $   1,175  $      44        3.7
Other operations.............................................................        (35)       (25)       (10)     (40.0)
                                                                               ---------  ---------  ---------  ---------
Income before extraordinary items............................................  $   1,184  $   1,150  $      34        3.0
                                                                               ---------  ---------  ---------  ---------
                                                                               ---------  ---------  ---------  ---------
Pro forma earnings per common share before extraordinary items 3.............  $    2.52  $    2.53  $   (0.01)      (0.4)
                                                                               ---------  ---------  ---------  ---------
                                                                               ---------  ---------  ---------  ---------

------------------------------
1 1995 income before extraordinary items includes a gain of $85 ($0.18 per share) on the sales of certain rural telephone exchanges and $8 ($0.01 per share) for costs associated with the Recapitalization Plan.

2 1994 income before extraordinary items includes a gain of $51 ($0.11 per share) on the sales of certain rural telephone exchanges.

3 Earnings per common share have been presented on a pro forma basis as if the Communications Stock had been outstanding since January 1, 1994. For periods prior to the recapitalization, the average common shares outstanding are assumed to be equal to the average common shares outstanding for U S WEST.

    The Communications Group's 1995 income before extraordinary items, excluding the effects of one-time items described in Note 1 to the table above, was $1,107, an increase of $8, or 0.7 percent, compared with $1,099 in 1994, also excluding the effects of one-time items. Total revenue growth of 3.4 percent was largely offset by significantly higher costs incurred to improve customer service and meet greater than expected business growth. Net income growth will also be limited in 1996 while the Communications Group continues to commit significant resources to meet customer service objectives and broaden its range of product and service offerings.

    Excluding the effects of one-time items described in Note 1 to the table above, pro forma earnings per common share before extraordinary items ("earnings per share") were $2.35 in 1995, a decrease of $0.07, or 2.9 percent, compared with $2.42 in 1994, similarly adjusted. Earnings per share in 1995 reflect approximately 17 million additional average common shares outstanding, of which
12.8 million were issued in December 1994.

    During 1995, the Communications Group refinanced $145 of long-term debt. Expenses associated with the refinancings resulted in extraordinary charges of $8, net of tax benefits of $5.

    Increased demand for services resulted in growth in earnings before interest, taxes, depreciation, amortization and other ("EBITDA") of 4.8 percent in 1995. The Communications Group believes EBITDA is an important indicator of the operational strength of its businesses. EBITDA, however, should not be considered as an alternative to operating or net income as an indicator of performance or as an alternative to cash flows from operating activities as a measure of liquidity, in each case determined in accordance with generally accepted accounting principles ("GAAP").

                         U S WEST COMMUNICATIONS GROUP
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OPERATING REVENUES

    An analysis of changes in operating revenues follows:

                                                                                                                        INCREASE
                                                                                    LOWER                               (DECREASE)
                                                                       PRICE      (HIGHER)                              ---------
                                                1995       1994       CHANGES      REFUNDS      DEMAND        OTHER         $
                                              ---------  ---------  -----------  -----------  -----------  -----------  ---------
Local service...............................  $   4,344  $   4,067   $      35    $     (10)   $     273    $     (21)  $     277
Interstate access...........................      2,378      2,269         (66)          (2)         191          (14)        109
Intrastate access...........................        747        729         (31)           8           36            5          18
Long-distance network.......................      1,189      1,329         (23)          (1)         (54)         (62)       (140)
Other services..............................        826        782      --           --           --               44          44
                                              ---------  ---------       -----        -----        -----        -----   ---------
Total.......................................  $   9,484  $   9,176   $     (85)   $      (5)   $     446    $     (48)  $     308
                                              ---------  ---------       -----        -----        -----        -----   ---------
                                              ---------  ---------       -----        -----        -----        -----   ---------


                                                  %
                                              ---------
Local service...............................        6.8
Interstate access...........................        4.8
Intrastate access...........................        2.5
Long-distance network.......................      (10.5)
Other services..............................        5.6
                                              ---------
Total.......................................        3.4
                                              ---------
                                              ---------

    Approximately 97 percent of the revenues of the Communications Group are attributable to the operations of U S WEST Communications, Inc. ("U S WEST Communications"), of which approximately 59 percent are derived from the states of Arizona, Colorado, Minnesota and Washington. Approximately 29 percent of the access lines in service are devoted to providing services to business customers. The access line growth rate for business customers, who tend to be heavier users of the network, has consistently exceeded the growth rate of residential customers. During 1995, business access lines grew 5.4 percent while residential access lines increased 2.8 percent.

    The primary factors that influence changes in revenues are customer demand for products and services, price changes (including those related to regulatory proceedings) and refunds. During 1995, revenues from new product and service offerings were $534, an increase of 58 percent compared with 1994. These revenues primarily consist of caller identification, voice messaging, call waiting and high-speed data network transmission services.

    Local service revenues include local telephone exchange, local private line and public telephone services. In 1995, local service revenues increased principally as a result of higher demand for new and existing services, and demand for second lines. Local service revenues from new services increased $92, or 78 percent, compared with 1994. Reported total access lines increased 511,000, or 3.6 percent, of which 161,000 were second lines. Second line installations increased 25.5 percent compared with 1994. Access line growth was
4.2 percent adjusted for the sale of approximately 95,000 rural telephone access lines during the last 12 months.

    Access charges are collected primarily from interexchange carriers for their use of the local exchange network. For interstate access services there is also a fee collected directly from telephone customers. Approximately 33 percent of access revenues and 11 percent of total revenues are derived from providing access services to AT&T.

    Higher revenues from interstate access services were driven by an increase of 9.2 percent in interstate billed access minutes of use. The increased business volume more than offset the effects of price reductions and refunds. The Communications Group reduced prices for interstate access services in both 1995 and 1994 as a result of Federal Communications Commission ("FCC") orders and competitive pressures. Intrastate access revenues increased primarily due to the impact of increased business volume and multiple toll carrier plans, partially offset by the impact of rate changes.

    Long-distance revenues are derived from calls made within the LATA boundaries of the Region. During 1995 and 1994, long-distance revenues were impacted by the implementation of multiple toll carrier plans ("MTCPs") in Oregon and Washington in May and July 1994, respectively. The MTCPs essentially allow independent telephone companies to act as toll carriers. The 1995 impact of the MTCPs was long-distance revenue losses of $62, partially offset by increases in intrastate access revenues of $12 and decreases in other

                         U S WEST COMMUNICATIONS GROUP
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
operating expenses (i.e. access expense) of $42 compared with 1994. These regulatory arrangements have decreased annual net income by approximately $10. Similar changes in other states could occur, though the impact on 1996 net income would not be material.

    Excluding the effects of the MTCPs, long-distance revenues decreased by 5.9 percent in 1995, primarily due to the effects of competition and rate reductions. Long-distance revenues have declined over the last several years as customers have migrated to interexchange carriers that have the ability to offer these services on both an intraLATA and interLATA basis. A portion of revenues lost to competition, however, is recovered through access charges paid by the interexchange carriers. Erosion in long-distance revenue will continue due to the loss of 1+ dialing in Minnesota, effective in February 1996, and in Arizona, effective in April 1996. Annual long-distance revenue losses could approximate $30 as a result of these changes. The Communications Group is partially mitigating competitive losses through competitive pricing of intraLATA long-distance services.

    Revenues from other services primarily consist of billing and collection services provided to interexchange carriers, voice messaging services, high-speed data transmission services, sales of service agreements related to inside wiring and the provision of customer premises equipment. Revenues from other services also include directory listings, customer lists, billing and collection and other services provided to the Media Group. These services are sold at market price. However, the Communications Group's accounting and reporting for regulatory purposes is in accordance with regulatory requirements. Revenues for services provided to Media Group were $20 in 1995 and $29 in 1994.

    During 1995, revenues from other services increased $44, primarily as a result of continued market penetration in voice messaging services and sales of high-speed data transmission services. Revenue growth from other services is also attributable to maintenance contracts for inside wire services and a large contract related to a wire installation project. These increases were partially offset by a decrease of $20 in revenues from billing and collection services. The decline in billing and collection revenues is primarily related to lower contract prices and a decrease in the volume of services provided to AT&T.

COSTS AND EXPENSES

                                                                                             INCREASE (DECREASE)
                                                                                             --------------------
                                                                         1995       1994         $          %
                                                                       ---------  ---------  ---------  ---------
Employee-related expenses............................................  $   3,341  $   3,215  $     126        3.9
Other operating expenses.............................................      1,543      1,547         (4)      (0.3)
Taxes other than income taxes........................................        380        388         (8)      (2.1)
Depreciation and amortization........................................      2,042      1,908        134        7.0
Interest expense.....................................................        427        376         51       13.6
Other expense -- net.................................................         41         21         20       95.2

    Employee-related expenses include basic salaries and wages, overtime, benefits (including pension and health care), payroll taxes and contract labor. During 1995, improving customer service was the Communications Group's first priority. Overtime payments and contract labor expense associated with customer service initiatives increased employee-related costs by approximately $168 compared with 1994. Expenses related to the addition of approximately 1,700 employees in 1995 and 1,000 employees in 1994 also increased employee-related costs. These expenses were incurred to handle the higher than anticipated volume of business and to meet new business opportunities. Partially offsetting these increases was a $34 reduction in the accrual for postretirement benefits, a $22 decrease in travel expense and reduced expenses related to employee separations under reengineering and streamlining initiatives. The Communications Group will continue to add employees to address customer service issues and growth in the core business. Costs related to these work-force additions will partially offset the benefits of employee separations achieved through restructuring. (See "Restructuring Charge.")

                         U S WEST COMMUNICATIONS GROUP
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    Other operating expenses include access charges (incurred for the routing of long-distance traffic through the facilities of independent companies), network software expenses and other general and administrative costs, including allocated costs from U S WEST. During 1995, other operating expenses decreased primarily due to the effects of the multiple toll carrier plans and a reduction in expenses related to project funding at Bell Communications Research, Inc. ("Bellcore"), of which U S WEST Communications has a one-seventh ownership interest. These decreases in other operating expenses were partially offset by increases in costs associated with increased sales, including bad debt expense. Allocated costs from U S WEST were $116 and $110 in 1995 and 1994, respectively.

    Taxes  other than income  taxes, which consist  primarily of property taxes, decreased 2.1 percent in 1995, primarily due to favorable property tax valuations and mill levies as compared with 1994. As a result of these valuations and mill levies, 1995 fourth-quarter accruals decreased by $20 compared with fourth-quarter 1994.

    Increased depreciation and amortization expense was attributable to the effects of a higher depreciable asset base, partially offset by the effects of the sales of certain rural telephone exchanges.

    Interest expense increased primarily as a result of an increased use of debt financing. The average borrowing cost was 6.9 percent in 1995, compared with 6.8 percent in 1994. (See "Liquidity and Capital Resources.") The increase in other expense is largely attributable to $8 of costs associated with the Recapitalization Plan in 1995.

PROVISION FOR INCOME TAXES

                                                                                                     INCREASE
                                                                                               --------------------
                                                                        1995         1994          $          %
                                                                     -----------  -----------  ---------  ---------
Provision for income taxes.........................................  $     662    $     653    $       9        1.4
Effective tax rate.................................................       35.9%        36.2%      --         --

    The decrease in the effective tax rate resulted primarily from the effects of a research and experimentation credit and adjustments for prior periods.

RESTRUCTURING CHARGE

    The Communications Group's 1993 results reflected an $880 restructuring charge (pretax). The related restructuring plan (the "Restructuring Plan") is designed to provide faster, more responsive customer services while reducing the costs of providing these services. As part of the Restructuring Plan, the Communications Group is developing new systems and enhanced system functionality that will enable it to monitor networks to reduce the risk of service interruptions, activate telephone service on demand, rapidly design and engineer products and services for customers, and centralize its service centers. The Communications Group has consolidated its 560 customer service centers into 26 centers in 10 cities and plans on reducing its work force by approximately 10,000 employees. All service centers are operational and supported by new systems and enhanced system functionality.

    The Restructuring Plan is expected to be substantially complete by the end of 1997. Implementation of the Restructuring Plan has been impacted by growth in the business and related service issues, new business opportunities, revisions to system delivery schedules and productivity issues caused by the major rearrangement of resources due to restructuring. These issues will continue to affect the timing of employee separations.

    The Communications Group estimates that full implementation of the 1993 Restructuring Plan will reduce employee-related expenses by approximately $400 per year. The savings related to work-force reductions will be offset by the effects of inflation and a variety of other factors. These factors include costs related to the achievement of customer service objectives and increased demand for existing services. (See "Costs and Expenses.")

                         U S WEST COMMUNICATIONS GROUP
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    Following is a schedule of the costs included in the Restructuring Plan:

                                                                         1994         1995         1996         1997
                                                                        ACTUAL       ACTUAL      ESTIMATE     ESTIMATE      TOTAL
                                                                      -----------  -----------  -----------  -----------  ---------
Employee separation 1...............................................   $      19    $      76    $      33    $     127   $     255
Systems development.................................................         118          129          113       --             360
Real estate.........................................................          50           66           14       --             130
Relocation..........................................................          21           21           20           13          75
Retraining and other................................................           8           23           22            7          60
                                                                           -----        -----        -----        -----   ---------
Total 1993 Restructuring Plan.......................................         216          315          202          147         880
Remaining 1991 plan employee costs 1................................          56       --           --           --              56
                                                                           -----        -----        -----        -----   ---------
Total...............................................................   $     272    $     315    $     202    $     147   $     936
                                                                           -----        -----        -----        -----   ---------
                                                                           -----        -----        -----        -----   ---------

------------------------------
1 Employee separation costs, including the balance of a 1991 restructuring reserve at December 31, 1993, aggregate $311.

    Employee separation costs include severance payments, health-care coverage and postemployment education benefits. Systems development costs include new systems and the application of enhanced system functionality to existing, single-purpose systems to provide integrated, end-to-end customer service. Real estate costs include preparation costs for the new service centers. The relocation and retraining costs are related to moving employees to the new service centers and retraining employees on the methods and systems required in the new, restructured mode of operation.

    EMPLOYEE SEPARATION. Under the Restructuring Plan, the Communications Group anticipates the separation of 10,000 employees. Approximately 1,000 employees that were originally expected to relocate have chosen separation or other job assignments and have been replaced. This increased the number of employee separations to 10,000 from 9,000, and increased the estimated total cost for employee separations to $311 from $281, as compared with the original estimate. The $30 cost associated with these additional employee separations was reclassified from relocation to the reserve for employee separations during 1995.

    Annual employee separations and employee-separation amounts under the Restructuring Plan follow:

                                                     19941                    1995              1996         1997
                                             ----------------------  ----------------------  -----------  -----------
                                              ESTIMATE     ACTUAL     ESTIMATE     ACTUAL     ESTIMATE2    ESTIMATE2     TOTAL
                                             -----------  ---------  -----------  ---------  -----------  -----------  ---------
Employee separation:
  Managerial...............................       1,061         497         612         682         202        1,357       2,738
  Occupational.............................       1,887       1,683       1,638       1,643         798        3,138       7,262
                                                  -----   ---------       -----   ---------       -----        -----   ---------
  Total....................................       2,948       2,180       2,250       2,325       1,000        4,495      10,000
                                                  -----   ---------       -----   ---------       -----        -----   ---------
                                                  -----   ---------       -----   ---------       -----        -----   ---------


                                                     19941                    1995              1996         1997
                                             ----------------------  ----------------------  -----------  -----------
                                              ESTIMATE     ACTUAL     ESTIMATE     ACTUAL     ESTIMATE2    ESTIMATE2     TOTAL
                                             -----------  ---------  -----------  ---------  -----------  -----------  ---------
Employee-separation amounts:
  Managerial...............................   $      22   $       5   $      21   $      30   $       9    $      54   $      98
  Occupational.............................          15          14          54          46          24           73         157
                                                  -----   ---------       -----   ---------       -----        -----   ---------
  Total....................................          37          19          75          76          33          127         255
  Remaining 1991 reserve...................          56          56      --          --          --           --              56
                                                  -----   ---------       -----   ---------       -----        -----   ---------
  Total....................................   $      93   $      75   $      75   $      76   $      33    $     127   $     311
                                                  -----   ---------       -----   ---------       -----        -----   ---------
                                                  -----   ---------       -----   ---------       -----        -----   ---------

------------------------------
(1)
  Includes the remaining employees and the separation amounts associated with the balance of a 1991 restructuring reserve at December 31, 1993.

(2)
  A significant number of the employee reductions originally scheduled for 1996 will be delayed while the Communications Group focuses on overtime and contract-labor expenses. The Restructuring Plan is expected to be substantially complete by the end of 1997.

                         U S WEST COMMUNICATIONS GROUP
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    Compared with the original estimates, employee reductions and separation amounts shown above have been reduced by 1,600 employees and $53, respectively, in 1996, and increased by 4,495 employees and $127, respectively, in 1997.

    SYSTEMS DEVELOPMENT.    The  existing information  management  systems  were
largely developed to support a monopoly environment. These systems were inadequate due to the effects of increased competition, new forms of regulation and changing technology that have driven consumer demand for products and services that can be delivered quickly, reliably and economically. The Communications Group believes that improved customer service, delivered at lower cost, can be achieved by a combination of new systems and introducing new functionality to existing systems. This is a change from the initial strategy which placed more emphasis on the development of new systems.

    The systems development program involves new systems and enhanced system functionality for systems that support the following core processes:

        SERVICE DELIVERY -- to support service on demand for all products and services. These new systems and enhanced system functionality will permit customer calls to be directed to those service representatives who can meet their requirements. This process will provide enhanced information to the service representatives regarding the customer requests and the ability of the Communications Group to fulfill them.

        SERVICE  ASSURANCE -- for  performance monitoring from  one location and
    remote  testing  in  the  new  environment,  including  identification   and
    resolution of faults prior to customer impact.

        CAPACITY PROVISIONING -- for integrated planning of future network capacity, including the installation of software controllable service components.

    Certain of the new systems and enhanced system functionality have been implemented in the service centers and have simplified the labor-intensive interfaces between systems processes in existence prior to the Restructuring Plan. Enhanced system functionality introduced under the Restructuring Plan since its inception includes the following:

    - The ability to determine facilities' availability while the customer is placing an order;

    - Automated engineering of central office facilities and automated updating of central office facilities' records;

    - The ability to track the status of complex network design jobs from the customer's perspective; and

    - Systems that accurately diagnose network problems and prepare repair packages to correct the problems identified.

    The direct, incremental and nonrecurring costs of providing new systems and enhanced system functionality follow:

                                                                     1994                      1995               1996
                                                           ------------------------  ------------------------  -----------
                                                            ESTIMATE      ACTUAL      ESTIMATE      ACTUAL      ESTIMATE
                                                           -----------  -----------  -----------  -----------  -----------
Service delivery.........................................   $      35    $      21    $      21    $      19    $      44
Service assurance........................................          45           12           24           22           26
Capacity provisioning....................................          17           57           92           85           42
All other................................................           8           28            8            3            1
                                                                -----        -----        -----        -----        -----
Total....................................................   $     105    $     118    $     145    $     129    $     113
                                                                -----        -----        -----        -----        -----
                                                                -----        -----        -----        -----        -----


                                                             TOTAL
                                                           ---------
Service delivery.........................................  $      84
Service assurance........................................         60
Capacity provisioning....................................        184
All other................................................         32
                                                           ---------
Total....................................................  $     360
                                                           ---------
                                                           ---------

    Systems expenses charged to current operations consist of costs associated with the information management function, including planning, developing, testing and maintaining databases for general purpose

                         U S WEST COMMUNICATIONS GROUP
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
computers, in addition to systems costs related to maintenance of telephone network applications. Other systems expenses are for administrative (i.e. general purpose) systems which include customer service, order entry, billing and collection, accounts payable, payroll, human resources and property records. Ongoing systems costs comprised approximately six percent of total operating expenses in 1995, 1994 and 1993. The Communications Group expects systems costs charged to current operations as a percent of total operating expenses to approximate the current level throughout 1996. Systems costs could increase relative to other operating costs as the business becomes more technology dependent.

PROGRESS UNDER THE RESTRUCTURING PLAN

    Following is a reconciliation of restructuring reserve activity since December 1993:

                                                          RESERVE                   RESERVE                                RESERVE
                                                          BALANCE       1994        BALANCE       1995       CHANGE IN     BALANCE
                                                         12/31/93     ACTIVITY     12/31/94     ACTIVITY     ESTIMATE     12/31/95
                                                        -----------  -----------  -----------  -----------  -----------  -----------
Employee separation:
  Managerial..........................................   $      75    $       5    $      70    $      30    $      23    $      63
  Occupational........................................         150           14          136           46            7           97
                                                             -----        -----        -----        -----          ---        -----
Total employee separation.............................         225           19          206           76           30          160
Systems development:
  Service delivery....................................          73           21           52           19           11           44
  Service assurance...................................          64           12           52           22           (4)          26
  Capacity provisioning...............................         179           57          122           85            5           42
  All other...........................................          44           28           16            3          (12)           1
                                                             -----        -----        -----        -----          ---        -----
Total systems development.............................         360          118          242          129       --              113
Real estate...........................................         130           50           80           66       --               14
Relocation............................................         105           21           84           21          (30)          33
Retraining and other..................................          60            8           52           23       --               29
                                                             -----        -----        -----        -----          ---        -----
Total 1993 Restructuring Plan.........................         880          216          664          315       --              349
Remaining 1991 plan expenditures......................          56           56       --           --           --           --
                                                             -----        -----        -----        -----          ---        -----
Total.................................................   $     936    $     272    $     664    $     315    $  --        $     349
                                                             -----        -----        -----        -----          ---        -----
                                                             -----        -----        -----        -----          ---        -----

                                                                                                       CUMULATIVE
                                                                        1994           1995          SEPARATIONS AT
                                                                     SEPARATIONS    SEPARATIONS     DECEMBER 31, 1995
                                                                    -------------  -------------  ---------------------
Employee separations:
  Managerial......................................................          497            682              1,179
  Occupational....................................................        1,683          1,643              3,326
                                                                          -----          -----              -----
Total.............................................................        2,180          2,325              4,505
                                                                          -----          -----              -----
                                                                          -----          -----              -----

RESULTS OF OPERATIONS -- 1994 COMPARED WITH 1993

    Comparative details of income before extraordinary items for 1994 and 1993 follow:

                                                                                        19941      19932     INCREASE
                                                                                      ---------  ---------  -----------
U S WEST Communications, Inc........................................................  $   1,175  $     435   $     740
Other operations....................................................................        (25)       (44)         19
                                                                                      ---------  ---------       -----
Income before extraordinary items...................................................  $   1,150  $     391   $     759
                                                                                      ---------  ---------       -----
                                                                                      ---------  ---------       -----

------------------------------
(1)
  1994 income before extraordinary items includes a gain of $51 on the sales of certain rural telephone exchanges.

(2)
  1993 income before extraordinary items was reduced by $534 for a restructuring charge and $54 for the cumulative effect on deferred taxes of the 1993 federally mandated increase in income tax rates.

                         U S WEST COMMUNICATIONS GROUP
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    The Communications Group's 1994 income before extraordinary items was $1,099, an increase of $120, or 12.3 percent, over 1993, excluding the one-time effects described in Notes 1 and 2 to the table above. The increase was primarily attributable to increased demand for telecommunications services.

    In 1993, U S WEST Communications incurred extraordinary charges for the discontinuance of Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation," and the early extinguishment of debt. An extraordinary, noncash charge of $3.1 billion (after tax) was incurred in conjunction with the decision to discontinue accounting for the operations of U S WEST Communications in accordance with SFAS No. 71. SFAS No. 71 generally applies to regulated companies that meet certain requirements, including a requirement that a company be able to recover its costs, competition notwithstanding, by charging its customers at prices established by its regulators. This decision to discontinue the application of SFAS No. 71 was based on the belief that competition, market conditions and technological advances, more than prices established by regulators, will determine the future cost recovery by U S WEST Communications. As a result of this change, the remaining asset lives of U S WEST Communications' telephone plant were shortened to more closely reflect the useful (economic) lives of such plant. U S WEST Communications' accounting and reporting for regulatory purposes were not affected by the change.

    During 1993, U S WEST Communications refinanced long-term debt issues aggregating $2.7 billion in principal amount. These refinancings allowed U S WEST Communications to take advantage of favorable interest rates. Extraordinary costs associated with the redemptions reduced 1993 income by $77 (after tax).

    Revenue growth, partially  offset by higher  operating expenses, provided  a
7.6 percent increase in EBITDA.

OPERATING REVENUES
    An analysis of changes in operating revenues follows:

                                                                                                                          INCREASE
                                                                                     LOWER                                (DECREASE)
                                                                       PRICE       (HIGHER)                               ---------
                                                1994       1993       CHANGES       REFUNDS       DEMAND        OTHER         $
                                              ---------  ---------  -----------  -------------  -----------  -----------  ---------
Local service...............................  $   4,067  $   3,829   $     (12)    $      30     $     216    $       4   $     238
Interstate access...........................      2,269      2,147         (15)           (6)          148           (5)        122
Intrastate access...........................        729        682         (10)           (4)           51           10          47
Long-distance network.......................      1,329      1,442          (8)            1           (43)         (63)       (113)
Other services..............................        782        770      --            --            --               12          12
                                              ---------  ---------         ---           ---         -----          ---   ---------
Total.......................................  $   9,176  $   8,870   $     (45)    $      21     $     372    $     (42)  $     306
                                              ---------  ---------         ---           ---         -----          ---   ---------
                                              ---------  ---------         ---           ---         -----          ---   ---------


                                                  %
                                              ---------
Local service...............................        6.2
Interstate access...........................        5.7
Intrastate access...........................        6.9
Long-distance network.......................       (7.8)
Other services..............................        1.6
                                              ---------
Total.......................................        3.4
                                              ---------
                                              ---------

    In 1994, local service revenues increased principally as a result of higher demand for services. Reported access lines increased by 3.6 percent. Excluding the sale of approximately 60,000 rural telephone access lines during 1994, access line growth was 4.0 percent.

    Higher revenues from interstate access services were primarily attributable to an increase of 7.8 percent in interstate billed access minutes of use, which more than offset the effects of price decreases. Intrastate access charges increased primarily as a result of higher demand, including demand for private line services.

    Long-distance revenues decreased principally due to the effects of the MTCPs implemented in Oregon and Washington. The 1994 impact was a loss of $68 in long-distance revenues, partially offset by a decrease of $48 in other operating expenses and an increase of $10 in intrastate access revenue. These regulatory arrangements decreased net income by approximately $6 in 1994.

    During 1994, revenues from other services increased due to higher revenue from billing and collection services and increased market penetration of new service offerings. Partially offsetting the increase in other services revenues was the 1993 sale of telephone equipment distribution operations, completion of large telephone network installation contracts and lower revenue from customer premises equipment installations. Revenues for services provided to the Media Group were $29 in 1994 and $26 in 1993.

                         U S WEST COMMUNICATIONS GROUP
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

COSTS AND EXPENSES

                                                                                                 INCREASE
                                                                                                (DECREASE)
                                                                                           --------------------
                                                                       1994       1993         $          %
                                                                     ---------  ---------  ---------  ---------
Employee-related expenses..........................................  $   3,215  $   3,068  $     147        4.8
Other operating expenses...........................................      1,547      1,671       (124)      (7.4)
Taxes other than income taxes......................................        388        388     --         --
Depreciation and amortization......................................      1,908      1,828         80        4.4
Restructuring charge...............................................     --            880       (880)    --
Interest expense...................................................        376        412        (36)      (8.7)
Other expense -- net...............................................         21         24         (3)     (12.5)

    In 1994, overtime payments, contract labor and basic salaries and wages, all related to the implementation of major customer service and streamlining initiatives, increased by $150. A $71 reduction in the amount of pension credit allocated to the Communications Group also contributed to the increase in employee-related expenses. Actuarial assumptions, which include decreases in the discount rate and the expected long-term rate of return on plan assets, contributed to the pension credit reduction. Partially offsetting these increases were the effects of employees leaving under the Restructuring Plan, lower health-care benefit costs, including a reduction in the accrual for postretirement benefits, and lower incentive compensation payments to employees.

    Other operating expenses decreased primarily due to the effect of the MTCPs. Lower customer premises equipment installations and lower expenses at Bellcore also contributed to the decrease. Allocated costs assigned from U S WEST to the Communications Group totaled $110 and $117 in 1994 and 1993, respectively. The increase in depreciation and amortization expense was primarily the result of a higher depreciable asset base and increased rates of depreciation.

    Interest expense decreased due to the effects of refinancing debt at lower rates in 1993 at U S WEST Communications, and a reclassification of capitalized interest in 1994. Since the discontinuance of SFAS No. 71, interest capitalized as a component of telephone plant construction is recorded as an offset against interest expense rather than to other expense. The Communications Group's average borrowing cost was 6.8 percent in 1994 compared with 6.9 percent in 1993.

PROVISION FOR INCOME TAXES

                                                                             1994         1993       INCREASE
                                                                          -----------  -----------  -----------
Provision for income taxes..............................................  $     653    $     208     $     445
Effective tax rate......................................................       36.2%        34.7%       --

    The increase in the effective tax rate resulted primarily from the effects of discontinuing SFAS No. 71, an increase in 1994 income before income taxes and the 1993 restructuring charge, partially offset by the cumulative effect on deferred income taxes of the 1993 federally mandated increase in income tax rates.

LIQUIDITY AND CAPITAL RESOURCES -- THREE YEARS ENDED DECEMBER 31, 1995

OPERATING ACTIVITIES

    Cash from operations increased $210 in 1995 primarily due to the increase in EBITDA and a decrease in the cash funding for postretirement benefits, partially offset by higher payments for restructuring charges. Cash provided by operating activities decreased by $168 in 1994 compared with 1993, largely due to cash payments for restructuring activities of $279 in 1994, compared with $120 in 1993. Further details of cash provided by operating activities are provided in the Combined Statements of Cash Flows.

                         U S WEST COMMUNICATIONS GROUP
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    The future cash needs of the Communications Group may increase as a result of new business opportunities, including wireless services, and requirements related to the recently enacted Telecommunications Act of 1996.

INVESTING ACTIVITIES

    Total capital expenditures were $2,739 in 1995, $2,477 in 1994 and $2,226 in 1993. The 1995 capital expenditures exceeded the 1994 and 1993 levels due to the Communications Group's efforts to improve customer service (including reductions in held orders) and to accommodate additional line capability in several states. Capital expenditures related to the Restructuring Plan were approximately $190 in 1995 as compared to $265 in 1994. In 1996, capital expenditures are expected to approximate $2.5 billion. Included in the 1996 capital expenditures estimate are costs to enter new markets as allowed under the Telecommunications Act of 1996.

    The Communications Group received cash proceeds of $214 and $93 in 1995 and 1994, respectively, for the sales of certain rural telephone exchanges. Since implementing its rural telephone exchange sales program, the Communications Group has sold approximately 155,000 access lines. Planned sales of rural exchanges for 1996 and beyond aggregate approximately 180,000 lines.

FINANCING ACTIVITIES

    Debt increased by $630 in 1995, primarily due to the increase in capital expenditures. The percentage of debt to total capital at year-end 1995 was 66.0. During 1994, debt increased $451, though the percentage of debt to total capital declined to 65.8 at year-end 1994 from 67.6 at year-end 1993. The decrease in the percentage of debt to total capital in 1994 was primarily attributable to higher net income and issuances of equity.

    During 1995, U S WEST Communications refinanced $1.5 billion of commercial paper to take advantage of favorable long-term interest rates. In addition to the commercial paper, U S WEST Communications refinanced $145 of long-term debt. In 1993, U S WEST Communications refinanced $2.7 billion of long-term debt. Expenses associated with the refinancing of long-term debt resulted in extraordinary after-tax charges to income of $8 and $77, net of tax benefits of $5 and $48, in 1995 and 1993, respectively.

    U S WEST and U S WEST Communications maintain commercial paper programs to finance short-term cash flow requirements, as well as to maintain a presence in the short-term debt market. In addition, U S WEST Communications is permitted to borrow up to $600 under short-term lines of credit, all of which was available at December 31, 1995. Additional lines of credit aggregating approximately $1.3 billion are available to both the Media Group and the nonregulated subsidiaries in the Communications Group in accordance with their borrowing needs. Under registration statements filed with the Securities and Exchange Commission ("SEC"), as of December 31, 1995, U S WEST Communications is permitted to issue up to $320 of new debt securities. An additional $1.2 billion in securities is permitted to be issued under registration statements filed with the SEC to support the requirements of the Media Group and the nonregulated subsidiaries in the Communications Group.

    In connection with U S WEST's February 27, 1996 announcement of a planned merger with Continental Cablevision, U S WEST, Inc.'s credit rating is being reviewed by credit rating agencies, which may result in a downgrading. The credit rating of U S WEST Communications was not placed under review by Moody's, has been reaffirmed by Duff and Phelps and is under review by Fitch and Standard & Poors.

    Financing activities for the nonregulated Communications Group businesses and the Media Group, including the issuance, repayment and repurchase of short-term and long-term debt, and the issuance and repurchase of preferred securities, are managed by U S WEST on a centralized basis. Notwithstanding such centralized management, financing activities for U S WEST Communications are separately identified and accounted for in U S WEST's records and U S WEST Communications continues to conduct its own

                         U S WEST COMMUNICATIONS GROUP
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
borrowing activities. Debt incurred and investments made by U S WEST and its subsidiaries on behalf of the nonregulated Communications Group businesses and all debt incurred and investments made by U S WEST Communications are specifically allocated and reflected on the financial statements of the Communications Group. All other debt incurred and investments made by U S WEST and its subsidiaries on behalf of the Media Group are specifically allocated to and reflected on the financial statements of the Media Group. Debt incurred by U S WEST or a subsidiary on behalf of a Group is charged to such Group at the borrowing rate of U S WEST or such subsidiary.

INTEREST RATE RISK MANAGEMENT

    The Communications Group is exposed to market risks arising from changes in interest rates. Derivative financial instruments are used to manage this risk. The Communications Group does not use derivative financial instruments for trading purposes.

    The objective of the interest rate risk management program is to minimize the total cost of debt. Interest rate swaps are used to adjust the ratio of fixed-to variable-rate debt. The market value of the debt portfolio including the interest rate swaps is monitored and compared with predetermined benchmarks to evaluate the effectiveness of the risk management program.

    Notional amounts of interest rate swaps outstanding were $784 and $781 at December 31, 1995 and 1994, respectively, with various maturities extending to 2001. The estimated effect of U S WEST Communications' interest rate derivative transactions was to adjust the level of fixed-rate debt from 88 percent to 97 percent of the total debt portfolio at December 31, 1995, and from 76 percent to 86 percent of the total debt portfolio at December 31, 1994.

    In conjunction with the 1993 debt refinancing, the Communications Group executed forward contracts to sell U.S. Treasury bonds to lock in the U.S. Treasury rate component of $1.5 billion of the future debt issue. At December 31, 1995, deferred credits of $8 and deferred charges of $51 on closed forward contracts are included as part of the carrying value of the underlying debt. The deferred credits and charges are being recognized as a yield adjustment over the life of the debt, which matures at various dates through 2043. The net deferred charge is directly offset by the lower coupon rate achieved on the new debt.

COMPETITIVE AND REGULATORY ENVIRONMENT

    Markets served by the Communications Group, including markets for local, access and long-distance services, are being impacted by the rapid technological and regulatory changes occurring within the telecommunications industry. Current and potential competitors include local telephone companies, interexchange carriers, competitive access providers ("CAPs"), cable television companies and providers of personal communications services ("PCS").

    On February 1, 1996, the House and Senate approved the Telecommunications Act of 1996 (the "1996 Act") which is intended to promote competition between local telephone companies, long-distance carriers and cable television operators. The 1996 Act was signed into law on February 8, 1996, and replaces the antitrust consent decree that broke up the "Bell System" in 1984. A major provision of the legislation includes the preemption of state regulations that govern competition by allowing local telephone companies, long-distance carriers and cable television companies to enter each other's lines of business. Consequently, the Regional Bell Operating Companies ("RBOCs") are immediately permitted to offer wireline interLATA toll services out of their regions. However, to participate in the interLATA long-distance market within their regions, the RBOCs must first open their local networks to facilities-based competition by satisfying a detailed checklist of requirements, including requirements related to interconnection and number portability.

    Other key provisions of the 1996 Act: (1) eliminate most of the regulation of cable television rates within three years and eliminate the ban on cross-ownership between cable television and telephone

                         U S WEST COMMUNICATIONS GROUP
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
companies in small communities; (2) permit the RBOCs to develop new, competitive cable systems within their regions and to acquire or build wireless cable systems; (3) provide partial relief from the ban against manufacturing telecommunications equipment by the RBOCs; and (4) permit wireless operators to provide interLATA toll service in and out of region without a separate subsidiary and to jointly market or resell cellular service.

    The FCC and state regulators have been given latitude in interpreting and overseeing the implementation of this legislation, including developing universal service funding policy. The extent and timing of future competition, including the Communications Group's ability to offer in-region interLATA long-distance services, will depend in part on the implementation guidelines determined by the FCC and state regulators, and how quickly the Communications Group can satisfy requirements of the checklist. The Communications Group estimates that fulfillment of the checklist requirements could occur in the majority of its states within 12 to 18 months.

    The Communications Group believes that competitors will initially target high-volume business customers in densely populated urban areas. The resulting loss of local service customers will affect multiple revenue streams and could have a material, adverse effect on the Communications Group's operations. The resulting revenue losses, however, could be at least partially offset by the Communications Group's ability to bundle local, long-distance and wireless services, and provide interconnection services.

    The Communications Group's strategy is to offer integrated communications, entertainment, information and transaction services over both wired and wireless networks to its customers primarily within its Region. The key initiatives to support this strategy include five key elements:

    - Providing superior customer service

    - Building customer loyalty

    - Enhancing network capability and capacity

    - Expanding the product and service portfolio

    - Ensuring a fair competitive environment

    Strategic initiatives to attract and retain customers include: (1) enhancing existing services with products such as caller identification, call waiting and voice messaging; (2) aggressive expansion of data services; (3) pursuing opportunities to offer paging, wireless and cable television services; and (4) rapid entry into the interLATA long-distance market.

    A market trial for a broadband network capable of providing voice, data and video services to customers commenced in the Omaha area in August 1995. The Communications Group does not intend to expand this service offering beyond the Omaha area because of service cost and pricing issues. The Communications Group does plan to continue to provide the system that delivers basic, premium and pay-per-view video services in the Omaha area. The Communications Group is evaluating the relative costs of alternative video technologies, as well as the near-term feasibility of interactive services. To satisfy anticipated demand for combined video and telephony services on a cost-effective basis, the Communications Group's strategy may include selective investments in wireless cable technologies.

    The Communications Group is subject to varying degrees of federal and state regulation. The Communications Group's regulatory strategy includes working to:

    - Achieve accelerated capital recovery;

    - Reprice local services to cover costs and ensure these services are subsidy free, while lowering toll and access rates to meet competition; and

                         U S WEST COMMUNICATIONS GROUP
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    - Ensure that the new rules associated with the Telecommunications Act of 1996 concerning the unbundling of interconnection, resale of services and universal service do not advantage one competitor over another.

    The Communications Group is currently working with state regulators to gain approval of these initiatives.

OTHER REGULATORY ISSUES

    The Communications Group's interstate services have been subject to price cap regulation since January 1991. Price caps are an alternative form of regulation designed to limit prices rather than profits. However, the FCC's price cap plan includes sharing of earnings in excess of authorized levels. In March 1995, the FCC issued an interim order on price cap regulation. The price cap index for most services is annually adjusted for inflation, productivity level and exogenous costs, and has resulted in reduced access prices paid by interexchange carriers to local telephone companies. The interim order also provides for three productivity options, including a no-sharing option, and for increased flexibility for adjusting prices downward in response to competition. In 1995, the Communications Group selected the lowest productivity option while, prior to this interim order, the Communications Group used an optional higher productivity factor in determining its prices. Consequently, the Communications Group expects the order to have no significant near-term impact.

    There are pending regulatory actions in local regulatory jurisdictions that call for price decreases, refunds or both. In one such instance, the Utah Supreme Court has remanded a Utah Public Service Commission ("PSC") order to the PSC for reconsideration, thereby establishing two exceptions to the rule against retroactive ratemaking: 1) unforeseen and extraordinary events, and 2) misconduct. The PSC's initial order denied a refund request from interexchange carriers and other parties related to the Tax Reform Act of 1986. This action is still in the discovery process. If a formal filing -- made in accordance with the remand from the Supreme Court -- alleges that the exceptions apply, the range of possible risk is $0 to $150.

UNION CONTRACT

    On October 2, 1995, union members approved a new three-year contract with U S WEST. The contract provides for salary increases of 10.6 percent over three years effective January 1 of each year. The contract also provides employees with a lump sum payment of $1,500 in lieu of wage increases becoming effective in August of each year. This lump sum payment is being recognized over the life of the contract. The agreement covers approximately 30,000 Communications Workers of America members who work for the Communications Group.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareowners of U S WEST, Inc.:

    We have audited the Combined Balance Sheets of U S WEST Communications Group (as described in Note 2 to the Combined Financial Statements) as of December 31, 1995 and 1994, and the related Combined Statements of Operations and Cash Flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of U S WEST Communications Group as of December 31, 1995 and 1994, and the combined results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

    As more fully discussed in Note 2, the Combined Financial Statements of U S WEST Communications Group should be read in connection with the audited Consolidated Financial Statements of U S WEST, Inc.

    As discussed in Note 5 to the Combined Financial Statements, U S WEST Communications Group discontinued accounting for the operations of U S WEST Communications, Inc. in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," in 1993.

COOPERS & LYBRAND L.L.P.

Denver, Colorado
February 12, 1996

                         U S WEST COMMUNICATIONS GROUP
                       COMBINED STATEMENTS OF OPERATIONS

                                                                                      YEAR ENDED DECEMBER 31,
                                                                                 ---------------------------------
                                                                                    1995        1994       1993
                                                                                 ----------  ----------  ---------
                                                                                        DOLLARS IN MILLIONS
                                                                                    (EXCEPT PER SHARE AMOUNTS)
Operating revenues:
  Local service................................................................  $    4,344  $    4,067  $   3,829
  Interstate access service....................................................       2,378       2,269      2,147
  Intrastate access service....................................................         747         729        682
  Long-distance network services...............................................       1,189       1,329      1,442
  Other services...............................................................         826         782        770
                                                                                 ----------  ----------  ---------
    Total operating revenues...................................................       9,484       9,176      8,870

Operating expenses:
  Employee-related expenses....................................................       3,341       3,215      3,068
  Other operating expenses.....................................................       1,543       1,547      1,671
  Taxes other than income taxes................................................         380         388        388
  Depreciation and amortization................................................       2,042       1,908      1,828
  Restructuring charge.........................................................      --          --            880
                                                                                 ----------  ----------  ---------
    Total operating expenses...................................................       7,306       7,058      7,835
                                                                                 ----------  ----------  ---------
Income from operations.........................................................       2,178       2,118      1,035
Interest expense...............................................................         427         376        412
Gains on sales of rural telephone exchanges....................................         136          82     --
Other expense -- net...........................................................          41          21         24
                                                                                 ----------  ----------  ---------
Income before income taxes and extraordinary items.............................       1,846       1,803        599
Provision for income taxes.....................................................         662         653        208
                                                                                 ----------  ----------  ---------
Income before extraordinary items..............................................       1,184       1,150        391
Extraordinary items:
  Discontinuance of SFAS No. 71, net of tax....................................      --          --         (3,123)
  Early extinguishment of debt, net of tax.....................................          (8)     --            (77)
                                                                                 ----------  ----------  ---------
NET INCOME (LOSS)..............................................................  $    1,176  $    1,150  $  (2,809)
                                                                                 ----------  ----------  ---------
                                                                                 ----------  ----------  ---------
Pro forma earnings per common share:
  Income before extraordinary items............................................  $     2.52  $     2.53
  Extraordinary items -- early extinguishment of debt..........................       (0.02)     --
                                                                                 ----------  ----------
PRO FORMA EARNINGS PER COMMON SHARE............................................  $     2.50  $     2.53
                                                                                 ----------  ----------
                                                                                 ----------  ----------
PRO FORMA AVERAGE COMMON SHARES OUTSTANDING (thousands)........................     470,716     453,316
                                                                                 ----------  ----------
                                                                                 ----------  ----------

     The accompanying notes are an integral part of the Combined Financial
                                  Statements.

                         U S WEST COMMUNICATIONS GROUP
                            COMBINED BALANCE SHEETS
                                     ASSETS

                                                                                                  DECEMBER 31,
                                                                                              --------------------
                                                                                                1995       1994
                                                                                              ---------  ---------
                                                                                              DOLLARS IN MILLIONS
Current assets:
  Cash and cash equivalents.................................................................  $     172  $     116
  Accounts and notes receivable, less allowance for credit losses of $30 and $29,
   respectively.............................................................................      1,617      1,500
  Inventories and supplies..................................................................        193        166
  Deferred tax asset........................................................................        259        300
  Prepaid and other.........................................................................         51         56
                                                                                              ---------  ---------
Total current assets........................................................................      2,292      2,138
                                                                                              ---------  ---------
Property, plant and equipment -- net........................................................     13,529     13,041
Other assets................................................................................        764        765
                                                                                              ---------  ---------
Total assets................................................................................  $  16,585  $  15,944
                                                                                              ---------  ---------
                                                                                              ---------  ---------
                                              LIABILITIES AND EQUITY
Current liabilities:........................................................................
  Short-term debt...........................................................................  $   1,065  $   1,608
  Accounts payable..........................................................................        851        888
  Employee compensation.....................................................................        316        313
  Dividends payable.........................................................................        254        250
  Current portion of restructuring charge...................................................        270        318
  Advanced billing and customer deposits....................................................        223        211
  Other.....................................................................................        628        620
                                                                                              ---------  ---------
Total current liabilities...................................................................      3,607      4,208
                                                                                              ---------  ---------
Long-term debt..............................................................................      5,689      4,516
Postretirement and other postemployment benefit obligations.................................      2,351      2,427
Deferred income taxes.......................................................................        689        547
Unamortized investment tax credits..........................................................        199        231
Deferred credits and other..................................................................        574        836

Communications Group equity.................................................................      3,476      3,179
                                                                                              ---------  ---------
Total liabilities and equity................................................................  $  16,585  $  15,944
                                                                                              ---------  ---------
                                                                                              ---------  ---------
Contingencies (see Note 13 to the Combined Financial Statements)

     The accompanying notes are an integral part of the Combined Financial
                                  Statements.

                         U S WEST COMMUNICATIONS GROUP
                       COMBINED STATEMENTS OF CASH FLOWS

                                                                                        YEAR ENDED DECEMBER 31,
                                                                                    -------------------------------
                                                                                      1995       1994       1993
                                                                                    ---------  ---------  ---------
                                                                                          DOLLARS IN MILLIONS
OPERATING ACTIVITIES
  Net income (loss)...............................................................  $   1,176  $   1,150  $  (2,809)
  Adjustments to net income (loss):
    Discontinuance of SFAS No. 71. ...............................................     --         --          3,123
    Restructuring charge..........................................................     --         --            880
    Depreciation and amortization.................................................      2,042      1,908      1,828
    Gains on sales of rural telephone exchanges...................................       (136)       (82)    --
  Deferred income taxes and amortization of investment tax credits................        172        226       (191)
  Changes in operating assets and liabilities:
    Restructuring payments........................................................       (315)      (279)      (120)
    Postretirement medical and life costs, net of cash fundings...................        (90)      (197)      (135)
    Accounts receivable...........................................................       (117)       (64)       (78)
    Inventories, supplies and other...............................................        (51)       (29)       (23)
    Accounts payable and accrued liabilities......................................          7       (147)       153
  Other -- net....................................................................         31         23         49
                                                                                    ---------  ---------  ---------
Cash provided by operating activities.............................................      2,719      2,509      2,677
                                                                                    ---------  ---------  ---------
INVESTING ACTIVITIES
  Expenditures for property, plant and equipment..................................     (2,462)    (2,254)    (2,234)
  Proceeds from (payments on) disposals of property, plant and equipment..........        (18)         3         42
  Proceeds from sales of rural telephone exchanges................................        214         93     --
  Other -- net....................................................................         (2)         2     --
                                                                                    ---------  ---------  ---------
  Cash (used for) investing activities............................................     (2,268)    (2,156)    (2,192)
                                                                                    ---------  ---------  ---------
FINANCING ACTIVITIES
  Net (repayments of) proceeds from issuance of short-term debt...................       (832)       344        687
  Proceeds from issuance of long-term debt........................................      1,647        326      2,408
  Repayments of long-term debt....................................................       (334)      (285)    (2,952)
  Dividends paid on common stock..................................................       (926)      (886)      (812)
  Proceeds from issuance of equity................................................         50        208        356
  Advance from/(repayment to) Media Group.........................................     --         --           (153)
                                                                                    ---------  ---------  ---------
  Cash (used for) financing activities............................................       (395)      (293)      (466)
                                                                                    ---------  ---------  ---------
CASH AND CASH EQUIVALENTS
  Increase........................................................................         56         60         19
  Beginning balance...............................................................        116         56         37
                                                                                    ---------  ---------  ---------
  Ending balance..................................................................  $     172  $     116  $      56
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------

     The accompanying notes are an integral part of the Combined Financial
                                  Statements.

                         U S WEST COMMUNICATIONS GROUP
                     NOTES TO COMBINED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE 1: RECAPITALIZATION PLAN
    On October 31, 1995, the shareholders of U S WEST, Inc., a Colorado corporation ("U S WEST Colorado"), voted to approve a proposal (the "Recapitalization Plan") adopted by the Board of Directors of U S WEST, Inc. (the "Board") to reincorporate in Delaware and create two classes of common stock that are intended to reflect separately the performance of the communications and multimedia businesses. Under the Recapitalization Plan, shareholders approved an Agreement and Plan of Merger between U S WEST Colorado and U S WEST, Inc., a Delaware corporation ("U S WEST" or "Company"), pursuant to which U S WEST continues as the surviving corporation. In connection with the merger, the Certificate of Incorporation of U S WEST has been amended and restated to designate two classes of common stock of U S WEST, one class of which is authorized as U S WEST Communications Group Common Stock ("Communications Stock"), and the other class which is authorized as U S WEST Media Group Common Stock ("Media Stock"). Effective November 1, 1995, each share of common stock of U S WEST Colorado was converted into one share each of Communications Stock and Media Stock.

    The Communications Stock and Media Stock provide shareholders with two distinct securities that are intended to reflect separately the communications businesses of U S WEST (the "Communications Group") and the multimedia businesses of U S WEST (the "Media Group" and, together with the Communications Group, the "Groups").

    The Communications Group is comprised of U S WEST Communications, Inc. ("U S WEST Communications"), U S WEST Communications Services, Inc., U S WEST Federal Services, Inc., U S WEST Advanced Technologies, Inc. and U S WEST Business Resources, Inc. The Communications Group primarily provides regulated communications services to more than 25 million residential and business customers within a 14 state region.

    The Media Group is comprised of U S WEST Marketing Resources Group, Inc., which publishes White and Yellow Pages telephone directories, and provides directory and information services, U S WEST NewVector Group, Inc., which provides communications and information products and services over wireless networks, U S WEST Multimedia Communications, Inc., which owns domestic cable television operations and investments, and U S WEST International Holdings, Inc., which primarily owns investments in international cable and telecommunications, wireless communications and directory publishing operations.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    BASIS  OF  PRESENTATION   The Combined  Financial  Statements of  the Groups
comprise all of the accounts included in the corresponding Consolidated Financial Statements of U S WEST. Investments in less than majority-owned ventures are generally accounted for using the equity method. The separate Group Combined Financial Statements have been prepared on a basis that management believes to be reasonable and appropriate and include: (i) the combined historical balance sheets, results of operations and cash flows of the businesses that comprise each of the Groups, with all significant intra-group amounts and transactions eliminated; (ii) in the case of the Communications Group Combined Financial Statements, certain corporate assets and liabilities of U S WEST and related transactions identified with the Communications Group;
(iii) in the case of the Media Group Combined Financial Statements, all other corporate assets and liabilities and related transactions of U S WEST; and (iv) an allocated portion of the corporate expense of U S WEST. Transactions between the Communications Group and the Media Group have not been eliminated.

    Notwithstanding the allocation of assets and liabilities (including contingent liabilities) and stockholders' equity between the Communications Group and the Media Group for the purpose of preparing the respective financial statements of such Group, holders of Communications Stock and Media Stock are subject to risks associated with an investment in a single company and all of U S WEST's businesses, assets and liabilities. Such allocation of assets and liabilities and change in the equity structure of U S WEST does

                         U S WEST COMMUNICATIONS GROUP
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) not result in a distribution or spin-off to shareholders of any assets or liabilities of U S WEST or any of its subsidiaries or otherwise affect responsibility for the liabilities of U S WEST or such subsidiaries. As a result, the rights of the holders of U S WEST or any of its subsidiaries' debt are not affected. Financial effects arising from either Group that affect U S WEST's results of operations or financial condition could, if significant, affect the results of operations or financial position of the other Group or the market price of the class of common stock relating to the other Group. Any net losses of the Communications Group or the Media Group, and dividends or distributions on, or repurchases of Communications Stock, Media Stock or preferred stock, will reduce the funds of U S WEST legally available for payment of dividends on both the Communications Stock and Media Stock. Accordingly, the Communications Group Combined Financial Statements should be read in conjunction with U S WEST's Consolidated Financial Statements and the Media Group Combined Financial Statements.

    The accounting policies described herein applicable to the preparation of the Combined Financial Statements of the Communications Group may be modified or rescinded at the sole discretion of the Board without approval of the stockholders, although there is no present intention to do so. The Board may also adopt additional policies depending on the circumstances. Any determination of the Board to modify or rescind such policies, or to add additional policies, including any decision that would have disparate impacts upon holders of Communications Stock and Media Stock, would be made by the Board in good faith and in the honest belief that such decision is in the best interests of all U S WEST stockholders, including the holders of Communications Stock and the holders of Media Stock. In making such determination, the Board may also consider regulatory requirements imposed on U S WEST Communications by the public utility commissions of various states and the Federal Communications Commission. In addition, generally accepted accounting principles require that any change in accounting policy be preferable (in accordance with such principles) to the policy previously established.

    Certain reclassifications within the Combined Financial Statements have been made to conform to the current year presentation.

    ALLOCATION OF SHARED SERVICES Certain costs relating to U S WEST's general and administrative services (including certain executive management, legal, tax, accounting and auditing, treasury, strategic planning and public policy services) are directly assigned by U S WEST to each Group based on actual utilization or are allocated based on each Group's operating expenses, number of employees, external revenues, average capital and/or average equity. U S WEST charges each Group for such services at fully distributed cost. These direct and indirect allocations were $116, $110 and $117 in 1995, 1994 and 1993, respectively. In 1995, the direct allocations comprised approximately 37 percent of the total shared corporate services allocated to the Communications Group. It is not practicable to provide a detailed estimate of the expenses which would be recognized if the Communications Group was a separate legal entity. However, U S WEST believes that under the Recapitalization Plan, each Group benefits from synergies with the other, including having lower operating costs than might be incurred if each Group was a separate legal entity.

    ALLOCATION OF INCOME TAXES Federal, state and local income taxes, which are determined on a consolidated or combined basis, are allocated to each Group in accordance with tax sharing agreements between U S WEST and the entities within the Groups. The allocations will generally reflect each Group's contribution (positive or negative) to consolidated taxable income and consolidated tax credits. A Group will be compensated only at such time as, and to the extent that, its tax attributes are utilized by U S WEST in a combined or consolidated income tax filing. Federal and state tax refunds and carryforwards or carrybacks of tax attributes will generally be allocated to the group to which such tax attributes relate.

    GROUP FINANCING Financing activities for the nonregulated Communications Group businesses and the Media Group, including the issuance, repayment and repurchase of short-term and long-term debt, and the issuance and repurchase of preferred securities are managed by U S WEST on a centralized basis. Financing

                         U S WEST COMMUNICATIONS GROUP
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) activities for U S WEST Communications are separately identified and accounted for in U S WEST's records and U S WEST Communications conducts its own borrowing activities. Debt incurred and investments made by U S WEST and its subsidiaries on behalf of the nonregulated Communications Group businesses and all debt incurred and investments made by U S WEST Communications are specifically allocated to and reflected on the financial statements of the Communications Group. All debt incurred and investments made by U S WEST and its subsidiaries on behalf of the Media Group are specifically allocated to and reflected on the financial statements of the Media Group. Debt incurred by U S WEST or a subsidiary on behalf of a Group is charged to such Group at the borrowing rate of U S WEST or such subsidiary.

    As of November 1, 1995, the effective date of the Recapitalization Plan, U S WEST does not intend to transfer funds between the Groups, except for certain short-term, ordinary course advances of funds at market rates associated with U S WEST's centralized cash management program for the nonregulated businesses. Such short-term transfers of funds will be accounted for as short-term loans between the Groups bearing interest at the market rate at which management determines the borrowing Group could obtain funds on a short-term basis. If the Board, in its sole discretion, determines that a transfer of funds between the Groups should be accounted for as a long-term loan, the Board would establish the terms on which such loan would be made, including the interest rate, amortization schedule, maturity and redemption terms. Such terms would generally reflect the then prevailing terms upon which management determines such Group could borrow funds on a similar basis. The financial statements of the lending Group will be credited, and the financial statements of the borrowing Group will be charged, with the amount of any such loan, as well as with periodic interest accruing thereon. The Board may determine that a transfer of funds from the Communications Group to the Media Group should be accounted for as an equity contribution, in which case an inter-group interest (determined by the Board based on the then current market value of shares of Media Stock) will either be created or increased, as applicable. Similarly, if an inter-group interest exists, the Board may determine that a transfer of funds from the Media Group to the Communications Group should be accounted for as a reduction in the inter-group interest.

    DIVIDENDS Dividends on the Communications Stock will be paid at the discretion of the Board based primarily upon the financial condition, results of operations and business requirements of the Communications Group and U S WEST as a whole. Dividends will be payable out of the lesser of: 1) the funds of U S WEST legally available for the payment of dividends; and 2) the Communications Group Available Dividend Amount.

    The Communications Group Available Dividend Amount on any date, shall mean the excess, if any, of: 1) the amount equal to the fair market value of the total assets attributed to the Communications Group less the total amount of the liabilities attributed to the Communications Group (provided that preferred stock shall not be treated as a liability), in each case as of such date and determined on a basis consistent with that applied in determining the Communications Group net earnings (loss) over; 2) the aggregate par value of, or any greater amount determined to be capital in respect of, all outstanding shares of Communications Stock and each class or series of preferred stock attributed to the Communications Group.

    EARNINGS PER COMMON SHARE Earnings per common share for 1995 and 1994 have been presented on a pro forma basis to reflect the Communications Stock as if it had been outstanding since January 1, 1994. For periods prior to the recapitalization, the average common shares outstanding are assumed to be equal to the average common shares outstanding for U S WEST.

    INDUSTRY SEGMENT The businesses comprising the Communications Group operate in a single industry segment as defined in Statement of Financial Accounting Standards ("SFAS") No. 14, "Financial Reporting for Segments of a Business Enterprise." The Communications Group primarily provides regulated communications services to more than 25 million residential and business customers in the Communications Group region (the "Region"). The Region includes the states of Arizona, Colorado, Idaho, Iowa, Minnesota,

                         U S WEST COMMUNICATIONS GROUP
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming. Services offered by the Communications Group include local telephone services, exchange access services (which connect customers to the facilities of carriers, including long-distance providers and wireless operators), and long-distance services within Local Access and Transport Areas ("LATAs") in the Region. The Communications Group provides other products and services, including custom calling, voice messaging, caller identification, high-speed data applications, customer premises equipment and certain communications services to business customers and governmental agencies both inside and outside the Region.

    Approximately 97 percent of the revenues of the Communications Group are attributable to the operations of U S WEST Communications, of which approximately 59 percent are derived from the states of Arizona, Colorado, Minnesota and Washington.

    SIGNIFICANT CONCENTRATIONS The largest volume of the Communications Group's services are provided to AT&T. During 1995, 1994 and 1993, revenues related to those services provided to AT&T were $1,085, $1,130 and $1,159, respectively. Related accounts receivable at December 31, 1995 and 1994, totaled $91 and $98, respectively. As of December 31, 1995, the Communications Group is not aware of any other significant concentration of business transacted with a particular customer, supplier or lender that could, if suddenly eliminated, severely impact operations.

    USE OF ESTIMATES The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

    CASH AND CASH EQUIVALENTS Cash and cash equivalents include highly liquid investments with original maturities of three months or less that are readily convertible into cash and are not subject to significant risk from fluctuations in interest rates.

    INVENTORIES AND SUPPLIES New and reusable materials of U S WEST Communications are carried at average cost, except for significant individual items that are valued based on specific costs. Nonreusable material is carried at its estimated salvage value. Inventories of the Communications Group's nontelephone operations are carried at the lower of cost or market on a first-in, first-out basis.

    PROPERTY, PLANT  AND  EQUIPMENT    The investment  in  property,  plant  and
equipment is carried at cost, less accumulated depreciation. Additions, replacements and substantial betterments are capitalized. Costs for normal repair and maintenance of property, plant and equipment are expensed as incurred.

    U S WEST Communications' provision for depreciation of property, plant and equipment is based on various straight-line group methods using remaining useful (economic) lives based on industry-wide studies. In third quarter 1993, U S WEST Communications discontinued accounting for its regulated telephone operations under SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." (See Note 5 to the Combined Financial Statements.) Prior to discontinuing SFAS No. 71, depreciation was based on lives specified by regulators.

    When the depreciable property, plant and equipment of U S WEST Communications is retired or sold, the original cost less the net salvage value is generally charged to accumulated depreciation. The nontelephone operations of the Communications Group provide for depreciation using the straight-line method. When such depreciable property, plant and equipment is retired or sold, the resulting gain or loss is included in income.

                         U S WEST COMMUNICATIONS GROUP
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Interest related to qualifying construction projects is capitalized and reflected as a reduction of interest expense. At U S WEST Communications, prior to discontinuing SFAS No. 71, capitalized interest was included as an element of other income. Amounts capitalized by the Communications Group were $39, $36 and $15 in 1995, 1994 and 1993, respectively.

    REVENUE RECOGNITION Local telephone service revenues are generally billed monthly, in advance, and revenues are recognized the following month when services are provided. Revenues derived from exchange access and long-distance services are billed and recorded monthly as services are provided.

    FINANCIAL INSTRUMENTS Net interest received or paid on interest rate swaps is recognized over the life of the swaps as an adjustment to interest expense. Gains and losses on forward contracts are deferred and recognized as an adjustment to interest expense over the life of the underlying debt. Currency swaps entered into to convert foreign debt to dollar-denominated debt are combined with the foreign currency debt and accounted for as if fixed-rate, dollar-denominated debt were issued directly.

    COMPUTER SOFTWARE The cost of computer software, whether purchased or developed internally, is charged to expense with two exceptions. Initial operating systems software is capitalized and amortized over the life of the related hardware, and initial network applications software is capitalized and amortized over three years. Subsequent upgrades to capitalized software are expensed. Capitalized computer software of $183 and $146 at December 31, 1995 and 1994, respectively, is recorded in property, plant and equipment. Amortization of capitalized computer software costs totaled $69, $61 and $37 in 1995, 1994 and 1993, respectively.

    INCOME TAXES The provision for income taxes consists of an amount for taxes currently payable and an amount for tax consequences deferred to future periods in accordance with SFAS No. 109. The Communications Group implemented SFAS No. 109, "Accounting for Income Taxes," in 1993. Adoption of the new standard did not have a material effect on the financial position or results of operations, primarily because of U S WEST's earlier adoption of SFAS No. 96.

    For financial statement purposes, investment tax credits of U S WEST Communications are being amortized over the economic lives of the related property, plant and equipment in accordance with the deferred method of accounting for such credits.

    NEW ACCOUNTING STANDARDS In 1996, U S WEST will adopt SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires that long-lived assets and associated intangibles be written down to fair value whenever an impairment review indicates that the carrying value cannot be recovered on an undiscounted cash flow basis. SFAS No. 121 also requires that a company no longer record depreciation expense on assets held for sale. U S WEST expects that the adoption of SFAS No. 121 will not have a material effect on its financial position or results of operations.

    In 1996, U S WEST will adopt SFAS No. 123, "Accounting for Stock-Based Compensation." This standard establishes a fair value method for accounting for stock-based compensation plans either through recognition or disclosure. U S WEST will adopt this standard through compliance with the disclosure requirements set forth in SFAS No. 123. Adoption of the standard will have no impact on the financial position or results of operations of U S WEST.

                         U S WEST COMMUNICATIONS GROUP
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3: RELATED PARTY TRANSACTIONS

    CUSTOMER LISTS, BILLING AND COLLECTION SERVICES, AND OTHER SERVICES U S WEST Communications sells customer lists, billing and collection services, and other services to the domestic publishing operations of the Media Group. These data and services are sold at market price. However, the accounting and reporting for regulatory purposes is in accordance with regulatory requirements. U S WEST Communications charged $20, $29 and $26 for these services in 1995, 1994 and 1993, respectively.

    TELECOMMUNICATIONS    SERVICES       U    S   WEST    Communications   sells
telecommunications network access and usage to the domestic cellular operations of the Media Group. U S WEST Communications charged $40, $30 and $24 in 1995, 1994 and 1993, respectively, for these services.

    BELL COMMUNICATIONS RESEARCH, INC. ("BELLCORE") Charges relating to research, development and maintenance of existing technologies performed by Bellcore, of which U S WEST Communications has a one-seventh ownership interest, were $84, $111 and $113 in 1995, 1994 and 1993, respectively.

NOTE 4: RESTRUCTURING CHARGE
    The Communications Group's 1993 results reflected an $880 restructuring charge (pretax). The related restructuring plan (the "Restructuring Plan") is designed to provide faster, more responsive customer services while reducing the costs of providing these services. As part of the Restructuring Plan, the Communications Group is developing new systems and enhanced system functionality that will enable it to monitor networks to reduce the risk of service interruptions, activate telephone service on demand, rapidly design and engineer new products and services for customers, and centralize its service centers. The Communications Group has consolidated its 560 customer service centers into 26 centers in 10 cities and plans on reducing its work force by approximately 10,000 employees. Approximately 1,000 employees that were originally expected to relocate have chosen separation or other job assignments and have been replaced. This increased the number of employee separations to 10,000 from 9,000, and increased the estimated total cost for employee separations to $311, compared with $281 in the original estimate. The $30 cost associated with these additional employee separations was reclassified from relocation to the reserve for employee separations during 1995.

    Following is a schedule of the costs included in the 1993 restructuring charge:

                                                                       1993
                                                                   RESTRUCTURING    CHANGE IN    DECEMBER 31,
                                                                      CHARGE        ESTIMATE     1995 ESTIMATE
                                                                  ---------------  -----------  ---------------
Employee separation 1...........................................     $     225      $      30      $     255
Systems development.............................................           360         --                360
Real estate.....................................................           130         --                130
Relocation......................................................           105            (30)            75
Retraining and other............................................            60         --                 60
                                                                         -----            ---          -----
  Total.........................................................     $     880         --          $     880
                                                                         -----            ---          -----
                                                                         -----            ---          -----

------------------------------
1 Employee-separation costs, including the balance of a 1991 restructuring reserve at December 31, 1993, aggregate $311.

    Employee separation costs include severance payments, health-care coverage and postemployment education benefits. Systems development costs include new systems and the application of enhanced system functionality to existing single purpose systems to provide integrated end-to-end customer service. Real estate costs include preparation costs for the new service centers. The relocation and retraining costs are related to moving employees to the new service centers and retraining employees on the methods and systems required in the new, restructured mode of operation.

                         U S WEST COMMUNICATIONS GROUP
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4: RESTRUCTURING CHARGE (CONTINUED)
    The following table shows amounts charged to the restructuring reserve:

                                                    1993
                                                RESTRUCTURING      1994         1995       CHANGE IN    DECEMBER 31,
                                                   RESERVE       ACTIVITY     ACTIVITY     ESTIMATE     1995 BALANCE
                                               ---------------  -----------  -----------  -----------  ---------------
Employee separation (1)......................     $     281      $      75    $      76    $      30      $     160
Systems development..........................           360            118          129       --                113
Real estate..................................           130             50           66       --                 14
Relocation...................................           105             21           21          (30)            33
Retraining and other.........................            60              8           23       --                 29
                                                      -----          -----        -----          ---          -----
  Total......................................     $     936      $     272    $     315    $  --          $     349
                                                      -----          -----        -----          ---          -----
                                                      -----          -----        -----          ---          -----

------------------------------
(1)
  Includes $56 associated with work-force reductions under a 1991 restructuring plan.

    Employee separations under the Restructuring Plan in 1995 and 1994 were as follows:

                                                                                                CUMULATIVE
                                                                   1994           1995        SEPARATIONS AT
                                                                SEPARATIONS    SEPARATIONS   DECEMBER 31, 1995
                                                               -------------  -------------  -----------------
Employee separations:
  Managerial.................................................          497            682            1,179
  Occupational...............................................        1,683          1,643            3,326
                                                                     -----          -----            -----
    Total....................................................        2,180          2,325            4,505
                                                                     -----          -----            -----
                                                                     -----          -----            -----

    The Restructuring Plan is expected to be substantially completed by the end of 1997. Implementation of the Restructuring Plan has been impacted by growth in the business and related service issues, new business opportunities, revisions to system delivery schedules and productivity issues caused by the major rearrangement of resources due to restructuring. These issues will continue to affect the timing of employee separations.

NOTE 5: PROPERTY, PLANT AND EQUIPMENT
    The composition of property, plant and equipment follows:

                                                                                        DECEMBER 31,
                                                                                    --------------------
                                                                                      1995       1994
                                                                                    ---------  ---------
Land and buildings................................................................  $   2,459  $   2,453
Telephone network equipment.......................................................     12,019     11,622
Telephone outside plant...........................................................     12,353     11,897
General purpose computers and other...............................................      3,580      3,013
Construction in progress..........................................................        767        593
                                                                                    ---------  ---------
                                                                                       31,178     29,578
                                                                                    ---------  ---------
Less accumulated depreciation
  Buildings.......................................................................        686        657
  Telephone network equipment.....................................................      7,221      6,733
  Telephone outside plant.........................................................      7,851      7,442
  General purpose computers and other.............................................      1,891      1,705
                                                                                    ---------  ---------
                                                                                       17,649     16,537
                                                                                    ---------  ---------
Property, plant and equipment -- net..............................................  $  13,529  $  13,041
                                                                                    ---------  ---------
                                                                                    ---------  ---------

                         U S WEST COMMUNICATIONS GROUP
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5: PROPERTY, PLANT AND EQUIPMENT (CONTINUED)
    In 1995, U S WEST Communications sold certain rural telephone exchanges with a cost basis of $258. U S WEST Communications received consideration for the sales of $388, including $214 in cash. In 1994, U S WEST Communications sold certain rural telephone exchanges with a cost basis of $122 and received consideration of $204, including $93 in cash.

DISCONTINUANCE OF SFAS NO. 71

    U S WEST Communications incurred a noncash, extraordinary charge of $3.1 billion, net of an income tax benefit of $2.3 billion, in conjunction with its decision to discontinue accounting for the operations of U S WEST Communications in accordance with SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," as of September 30, 1993. SFAS No. 71 generally applies to regulated companies that meet certain requirements, including a requirement that a company be able to recover its costs, notwithstanding competition, by charging its customers at prices established by its regulators. U S WEST Communications' decision to discontinue application of SFAS No. 71 was based on the belief that competition, market conditions and technological advances, more than prices established by regulators, will determine the future cost recovery by U S WEST Communications. As a result of this change, the remaining asset lives of U S WEST Communications' plant were shortened to more closely reflect the useful (economic) lives of such plant.

    Following is a list of the major categories of telephone property, plant and equipment and the manner in which depreciable lives were affected by the discontinuance of SFAS No. 71:

                                                                                AVERAGE LIFE (YEARS)
                                                                          --------------------------------
                                                                              BEFORE            AFTER
CATEGORY                                                                  DISCONTINUANCE   DISCONTINUANCE
------------------------------------------------------------------------  ---------------  ---------------
Digital switch..........................................................       17-18             10
Digital circuit.........................................................       11-13             10
Aerial copper cable.....................................................       18-28             15
Underground copper cable................................................       25-30             15
Buried copper cable.....................................................       25-28             20
Fiber cable.............................................................        30               20
Buildings...............................................................       27-49            27-49
General purpose computers...............................................         6                6

    U S WEST Communications employed two methods to determine the amount of the extraordinary charge. The "economic life" method assumed that a portion of the plant-related effect is a regulatory asset that was created by the under-depreciation of plant under regulation. This method yielded the plant-related adjustment that was confirmed by the second method, a discounted cash flows analysis.

    Following is a schedule of the nature and amounts of the after-tax charge recognized as a result of U S WEST Communications' discontinuance of SFAS No. 71:

Plant related...............................................................  $   3,124
Tax-related regulatory assets and liabilities...............................       (208)
Other regulatory assets and liabilities.....................................        207
                                                                              ---------
  Total.....................................................................  $   3,123
                                                                              ---------
                                                                              ---------

                         U S WEST COMMUNICATIONS GROUP
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6: DEBT

SHORT-TERM DEBT

    The components of short-term debt follow:

                                                                                           DECEMBER 31,
                                                                                       --------------------
                                                                                         1995       1994
                                                                                       ---------  ---------
Notes payable:
  Commercial paper...................................................................  $     542  $   1,321
  Other..............................................................................         62        116
Current portion of long-term debt....................................................        461        171
                                                                                       ---------  ---------
Total................................................................................  $   1,065  $   1,608
                                                                                       ---------  ---------
                                                                                       ---------  ---------

    The weighted average interest rate on commercial paper was 5.79 percent  and
5.92 percent at December 31, 1995 and 1994, respectively.

    U S WEST and U S WEST Communications maintain commercial paper programs to finance short-term cash flow requirements, as well as to maintain a presence in the short-term debt market. In addition, U S WEST Communications, which conducts its own borrowing activities, is permitted to borrow up to $600 under short-term lines of credit, all of which was available at December 31, 1995. Additional lines of credit aggregating approximately $1.3 billion are available to both the Media Group and the nonregulated subsidiaries of the Communications Group in accordance with their borrowing needs.

LONG-TERM DEBT

    Interest rates and maturities of long-term debt at December 31 follow:

                                                                                 MATURITIES
                                                           -------------------------------------------------------    TOTAL
INTEREST RATES                                               1997       1998       1999       2000     THEREAFTER     1995
---------------------------------------------------------  ---------  ---------  ---------  ---------  -----------  ---------
Up to 5%.................................................  $  --      $      35  $  --      $      90   $     150   $     275
Above 5% to 6%...........................................     --            300     --         --             261         561
Above 6% to 7%...........................................     --         --             71        257       1,916       2,244
Above 7% to 8%...........................................         16     --         --         --           2,477       2,493
Above 8% to 9%...........................................     --         --         --         --             250         250
Above 9% to 10%..........................................     --         --         --            175      --             175
Variable rate debt indexed to two- and ten-year constant
 maturity Treasury rates.................................         25     --            155     --          --             180
                                                           ---------  ---------  ---------  ---------  -----------  ---------
                                                           $      41  $     335  $     226  $     522   $   5,054       6,178
                                                           ---------  ---------  ---------  ---------  -----------
                                                           ---------  ---------  ---------  ---------  -----------
Capital lease obligations and other......................                                                                 195
Unamortized discount -- net..............................                                                                (684)
                                                                                                                    ---------
Total....................................................                                                           $   5,689
                                                                                                                    ---------
                                                                                                                    ---------


                                                             TOTAL
INTEREST RATES                                               1994
---------------------------------------------------------  ---------
Up to 5%.................................................  $     275
Above 5% to 6%...........................................        561
Above 6% to 7%...........................................      1,361
Above 7% to 8%...........................................      2,136
Above 8% to 9%...........................................        250
Above 9% to 10%..........................................        320
Variable rate debt indexed to two- and ten-year constant
 maturity Treasury rates.................................        180
                                                           ---------
                                                               5,083

Capital lease obligations and other......................        148
Unamortized discount -- net..............................       (715)
                                                           ---------
Total....................................................  $   4,516
                                                           ---------
                                                           ---------

    Long-term debt consists principally of debentures, medium-term notes and zero coupon subordinated notes convertible at any time into equal shares of Communications Stock and Media Stock. The zero coupon notes have a yield to maturity of approximately 7.3 percent. The zero coupon notes are recorded at a discounted value of $276 and $264 at December 31, 1995 and 1994, respectively.

    During 1995, U S WEST Communications refinanced $1.5 billion of commercial paper to take advantage of favorable long-term interest rates. In addition to the commercial paper, U S WEST Communications refinanced $145 of long-term debt. Expenses associated with the refinancing of long-term debt resulted in extraordinary charges to income of $8, net of tax benefits of $5.

    During 1993, U S WEST Communications refinanced long-term debt issues aggregating $2.7 billion in principal amount. Expenses associated with the refinancing resulted in an extraordinary charge to income of $77, net of a tax benefit of $48.

                         U S WEST COMMUNICATIONS GROUP
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6: DEBT (CONTINUED)
    Interest payments by the Communications Group, net of amounts capitalized, were $378, $356 and $398 in 1995, 1994 and 1993, respectively.

INTEREST RATE RISK MANAGEMENT

    U S WEST Communications enters into interest rate swap agreements to effectively convert existing commercial paper to fixed-rate debt. This allows U S WEST Communications to achieve interest savings over issuing fixed-rate debt directly.

    Under an interest rate swap, U S WEST Communications agrees with another party to exchange interest payments at specified intervals over a defined term. Interest payments are calculated by reference to the notional amount based on the fixed- and variable-rate terms of the swap agreements. The net interest received or paid as part of the interest rate swap is accounted for as an adjustment to interest expense.

    During 1995 and 1994, U S WEST Communications entered into currency swaps to convert Swiss franc-denominated debt to dollar-denominated debt. This allowed U S WEST Communications to achieve interest savings over issuing fixed-rate, dollar-denominated debt. The currency swap and foreign currency debt are combined and accounted for as if fixed-rate, dollar-denominated debt were issued directly.

    The following table summarizes terms of swaps pertaining to U S WEST Communications as of December 31, 1995 and 1994. Variable rates are indexed to two- and ten-year constant maturity Treasury and 30-day commercial paper rates.

                                                                                                 DECEMBER 31, 1994
                                                      DECEMBER 31, 1995                 ------------------------------------
                                       -----------------------------------------------                            WEIGHTED
                                                                WEIGHTED AVERAGE RATE                              AVERAGE
                                                                                                                    RATE
                                        NOTIONAL                ----------------------   NOTIONAL                -----------
                                         AMOUNT     MATURITIES    RECEIVE       PAY       AMOUNT     MATURITIES    RECEIVE
                                       -----------  ----------  -----------     ---     -----------  ----------  -----------
Variable to fixed....................   $     580   1996-1999         5.70        6.56   $     710   1995-1999         6.14
Currency.............................         204   1999-2001       --            6.55          71      1999         --


                                          PAY
                                          ---
Variable to fixed....................       6.19
Currency.............................       6.53

    In 1993, U S WEST Communications executed forward contracts to sell U.S. Treasury bonds to lock in the U.S. Treasury rate component of the future debt issue. At December 31, 1995, deferred credits of $8 and deferred charges of $51 on closed forward contracts are included as part of the carrying value of the underlying debt. The deferred credits and charges are being recognized as a yield adjustment over the life of the debt, which matures at various dates through 2043. The net deferred charge is directly offset by the lower coupon rate achieved on the debt issuance. At December 31, 1995, there were no open forward contracts.

    The counterparties to these interest rate contracts are major financial institutions. U S WEST Communications is exposed to credit loss in the event of nonperformance by these counterparties. U S WEST manages this exposure by monitoring the credit standing of the counterparty and establishing dollar and term limitations which correspond to the respective credit rating of each counterparty. U S WEST Communications does not have significant exposure to an individual counterparty and does not anticipate nonperformance by any counterparty.

NOTE 7: FAIR VALUES OF FINANCIAL INSTRUMENTS

    Fair values of cash equivalents, other current amounts receivable and payable, and short-term debt approximate carrying values due to their short-term nature.

    The fair values of interest rate swaps are based on estimated amounts U S WEST Communications would receive or pay to terminate such agreements taking into account current interest rates and creditworthiness of the counterparties.

                         U S WEST COMMUNICATIONS GROUP
               NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

NOTE 7: FAIR VALUES OF FINANCIAL INSTRUMENTS (CONTINUED)
    The fair values of long-term debt are based on quoted market prices where available or, if not available, are based on discounting future cash flows using current interest rates.

                                                                                            DECEMBER 31,
                                                                           ----------------------------------------------
                                                                                    1995                    1994
                                                                           ----------------------  ----------------------
                                                                            CARRYING      FAIR      CARRYING      FAIR
                                                                              VALUE       VALUE       VALUE       VALUE
                                                                           -----------  ---------  -----------  ---------
Debt (includes short-term portion).......................................   $   6,754   $   7,050   $   6,124   $   5,600
Interest rate swap agreements -- assets..................................      --             (19)     --             (15)
Interest rate swap agreements -- liabilities.............................      --              17      --          --
                                                                           -----------  ---------  -----------  ---------
Debt -- net..............................................................   $   6,754   $   7,048   $   6,124   $   5,585
                                                                           -----------  ---------  -----------  ---------
                                                                           -----------  ---------  -----------  ---------

NOTE 8: LEASING ARRANGEMENTS
    Certain subsidiaries within the Communications Group have entered into operating leases for office facilities, equipment and real estate. Rent expense under operating leases was $210, $235 and $228 in 1995, 1994 and 1993, respectively. Minimum future lease payments as of December 31, 1995, under noncancelable operating leases, follow:

YEAR
---------------------------------------------------------------------------
1996.......................................................................  $     113
1997.......................................................................        112
1998.......................................................................        110
1999.......................................................................        102
2000.......................................................................        101
Thereafter.................................................................        728
                                                                             ---------
Total......................................................................  $   1,266
                                                                             ---------
                                                                             ---------

NOTE 9: COMMUNICATIONS GROUP EQUITY
    Following are changes in the Communications Group equity for the periods presented:

                                                                                              DECEMBER 31,
                                                                                     -------------------------------
                                                                                       1995       1994       1993
                                                                                     ---------  ---------  ---------
Balance at beginning of period.....................................................  $   3,179  $   2,722  $   6,003
Net income (loss)..................................................................      1,176      1,150     (2,809)
Dividends..........................................................................     (1,010)      (980)      (905)
Equity issuances prior to Recapitalization Plan....................................         79        287        433
Communications Stock issuances.....................................................         52     --         --
                                                                                     ---------  ---------  ---------
Balance at end of period...........................................................  $   3,476  $   3,179  $   2,722
                                                                                     ---------  ---------  ---------
                                                                                     ---------  ---------  ---------

    U S WEST has issued 1.7 million shares of Communications Stock since the November 1, 1995 recapitalization and has 473,635,025 shares outstanding at December 31, 1995.

    LEVERAGED EMPLOYEE STOCK OWNERSHIP PLAN ("LESOP") The Communications Group and the Media Group participate in the defined contribution savings plan sponsored by U S WEST. Substantially all employees of the Communications Group are covered by the plan. U S WEST matches a percentage of eligible employee contributions with shares of Communications Stock and/or Media Stock in accordance with participant elections. Participants may also elect to reallocate past Company contributions between Communications Stock and Media Stock. In 1989, U S WEST established two LESOPS to provide Company stock for matching contributions to the savings plan. Shares in the LESOP are released as principal and

                         U S WEST COMMUNICATIONS GROUP
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9: COMMUNICATIONS GROUP EQUITY (CONTINUED)
interest are paid on the debt. At December 31, 1995, 10,145,485 shares each of Communications Stock and Media Stock had been allocated from the LESOP, while 2,839,435 shares each of Communications Stock and Media Stock remained unallocated.

    The borrowings associated with the LESOP, which are unconditionally guaranteed by U S WEST, are reflected in the Media Group Combined Financial Statements. Contributions from the Communications Group and the Media Group, as well as dividends on unallocated shares held by the LESOP ($8, $11 and $14 in 1995, 1994 and 1993, respectively), are used for debt service. Beginning with the dividend paid in fourth-quarter 1995, dividends on allocated shares are being paid annually to participants. Previously, dividends on allocated shares were used for debt service with participants receiving additional shares from the LESOP. Tax benefits related to dividend payments on eligible shares in the savings plan have been allocated to the Communications Group, which paid the dividends.

    U S WEST recognizes expense based on the cash payments method. Contributions to the plan related to the Communications Group, excluding dividends, were $70, $68 and $68 in 1995, 1994 and 1993, respectively, of which $12, $16 and $20, respectively, have been classified as interest expense.

NOTE 10: STOCK INCENTIVE PLANS
    U S WEST maintains stock incentive plans for executives and key employees, and nonemployees. The Amended 1994 Stock Plan (the "Plan") was approved by shareowners on October 31, 1995 in connection with the Recapitalization Plan. The Plan is a successor plan to the U S WEST, Inc. Stock Incentive Plan and the U S WEST 1991 Stock Incentive Plan (the "Predecessor Plans"). No further grants of options or restricted stock may be made under the Predecessor Plans. The Plan is administered by the Human Resources Committee of the board of directors with respect to officers, executive officers and outside directors and by a special committee with respect to all other eligible employees and eligible nonemployees.

    During calendar year 1995, up to 2,200,000 shares of Communications Stock were available for grant. The maximum aggregate number of shares of Communications Stock that may be granted in any other calendar year for all purposes under the Plan is nine-tenths of one percent (0.90 percent) of the shares of such class outstanding (excluding shares held in the Company's treasury) on the first day of such calendar year. In the event that fewer than the full aggregate number of shares of either class available for issuance in any calendar year are issued in any such year, the shares not issued shall be added to the shares of such class available for issuance in any subsequent year or years. Options may be exercised no later than 10 years after the date on which the option was granted.

                         U S WEST COMMUNICATIONS GROUP
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10: STOCK INCENTIVE PLANS (CONTINUED)
    Data for outstanding options under the Plan is summarized as follows:

                                                                     COMMUNICATIONS GROUP
                                                                                                U S WEST, INC.
                                                                     ---------------------  ----------------------
                                                                                  AVERAGE                 AVERAGE
                                                                     NUMBER OF    OPTION     NUMBER OF    OPTION
                                                                       SHARES      PRICE      SHARES*      PRICE
                                                                     ----------  ---------  -----------  ---------
Outstanding January 1, 1993........................................                           4,450,150  $   35.81
                                                                                            -----------  ---------
  Granted..........................................................                           1,486,106      48.83
  Exercised........................................................                            (412,444)     31.73
  Canceled or expired..............................................                            (222,273)     36.87
                                                                                            -----------  ---------
Outstanding December 31, 1993......................................                           5,301,539  $   39.76
                                                                                            -----------  ---------
  Granted..........................................................                           2,438,409      36.15
  Exercised........................................................                            (139,762)     33.72
  Canceled or expired..............................................                            (214,149)     40.71
                                                                                            -----------  ---------
Outstanding December 31, 1994......................................                           7,386,037  $   38.66
                                                                                            -----------  ---------
  Granted..........................................................                           3,062,920      43.63
  Exercised........................................................                            (430,631)     34.03
  Canceled or expired..............................................                            (175,147)     39.76
                                                                                            -----------  ---------
Outstanding October 31, 1995.......................................                           9,843,179  $   40.39
                                                                                            -----------  ---------
Recapitalization Plan..............................................   9,843,179  $   24.11   (9,843,179) $  (40.39)
                                                                     ----------  ---------
  Granted..........................................................     138,309      32.16
  Exercised........................................................    (543,037)     21.23
  Canceled or expired..............................................     (15,350)     24.91
                                                                     ----------  ---------  -----------  ---------
Outstanding December 31, 1995......................................   9,423,101  $   24.39      --          --
                                                                     ----------  ---------  -----------  ---------
                                                                     ----------  ---------  -----------  ---------

------------------------------
* Includes options granted in tandem with SARs.

    Options to purchase 2,672,666 shares of Communications Stock were exercisable at December 31, 1995. Options to purchase 2,374,394 shares of U S WEST stock were exercisable at December 31, 1994. A total of 2,050,466 shares of Communications Stock were available for grant under the plans in effect at December 31, 1995. A total of 914,816 shares of U S WEST common stock were available for grant under the plans in effect at December 31, 1994. A total of 11,484,792 shares of Communications Stock were reserved for issuance at December 31, 1995.

NOTE 11: EMPLOYEE BENEFITS

PENSION PLAN

    The Communications Group and the Media Group participate in the defined benefit pension plan sponsored by U S WEST. Substantially all management and occupational employees of the Communications Group are covered by the plan. Since plan assets are not segregated into separate accounts or restricted to providing benefits to employees of the Communications Group, assets of the plan may be used to provide benefits to employees of both the Communications Group and the Media Group. In the event the single employer pension plan sponsored by U S WEST would be separated into two or more plans, guidelines in the Internal Revenue Code dictate how assets of the plan must be allocated to the new plans. U S WEST currently has no intention to split the plan. Because of these factors, U S WEST believes there is no reasonable basis to attribute plan assets to the Communications Group as if they had funded separately their actuarially determined obligation.

                         U S WEST COMMUNICATIONS GROUP
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

NOTE 11: EMPLOYEE BENEFITS (CONTINUED)
    Management benefits are based on a final pay formula while occupational benefits are based on a flat benefit formula. U S WEST uses the projected unit credit method for the determination of pension cost for financial reporting purposes and the aggregate cost method for funding purposes. U S WEST's policy is to fund amounts required under the Employee Retirement Income Security Act of 1974 ("ERISA") and no funding was required in 1995, 1994 or 1993. Should funding be required in the future, funding amounts would be allocated to the Communications Group based upon the ratio of service cost of the Communications Group to total service cost of plan participants.

    The composition of the net pension cost and the actuarial assumptions of the plan follow:

                                                                                           YEAR ENDED DECEMBER 31,
                                                                                       -------------------------------
                                                                                         1995       1994       1993
                                                                                       ---------  ---------  ---------
Details of pension cost:
  Service cost -- benefits earned during the period..................................  $     173  $     197  $     148
  Interest cost on projected benefit obligation......................................        558        561        514
  Actual return on plan assets.......................................................     (1,918)       188     (1,320)
  Net amortization and deferral......................................................      1,185       (946)       578
                                                                                       ---------  ---------  ---------
Net pension cost.....................................................................  $      (2) $       0  $     (80)
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------

    The expected long-term rate of return on plan assets used in determining net pension cost was 8.50 percent for 1995, 8.50 percent for 1994 and 9.00 percent for 1993.

    The funded status of the U S WEST plan follows:

                                                                                                     DECEMBER 31,
                                                                                                 --------------------
                                                                                                   1995       1994
                                                                                                 ---------  ---------
Accumulated benefit obligation, including vested benefits of $5,839 and $5,044, respectively...  $   6,617  $   5,616
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------
Plan assets at fair value, primarily stocks and bonds..........................................  $   9,874  $   8,388
Less: Projected benefit obligation.............................................................      8,450      7,149
                                                                                                 ---------  ---------
Plan assets in excess of projected benefit obligation..........................................      1,424      1,239
Unrecognized net (gain) loss...................................................................       (101)       161
Prior service cost not yet recognized in net periodic pension cost.............................        (62)       (67)
Balance of unrecognized net asset at January 1, 1987...........................................       (705)      (785)
                                                                                                 ---------  ---------
Prepaid pension cost...........................................................................  $     556  $     548
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------

    The actuarial assumptions used to calculate the projected benefit obligation follow:

                                                                                                       DECEMBER 31,
                                                                                                 ------------------------
                                                                                                    1995         1994
                                                                                                 -----------  -----------
Discount rate..................................................................................       7.00%        8.00%
Weighted average rate of compensation increase.................................................       5.50%        5.50%

    Anticipated future benefit changes have been reflected in the above calculations.

    ALLOCATION OF PENSION COSTS U S WEST's allocation policy is to: 1) offset the Company-wide service cost, interest cost and amortization by the return on plan assets; and 2) allocate the remaining net pension cost to the Communications Group based on the ratio of actuarially determined service cost of the Communications Group to total service cost of plan participants. U S WEST believes allocating net pension cost based on service cost is reasonable since service cost is a primary factor in determining pension cost. Net

                         U S WEST COMMUNICATIONS GROUP
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

NOTE 11: EMPLOYEE BENEFITS (CONTINUED)
pension costs allocated to the Communications Group were $(2), $0 and $(71) in 1995, 1994 and 1993, respectively. The service and interest costs for 1995 and the projected benefit obligation at December 31, 1995 attributed to the Communications Group were $149, $529 and $8,021, respectively.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

    The Communications Group and the Media Group participate in plans sponsored by U S WEST which provide certain health care and life insurance benefits to retired employees. In conjunction with the Company's 1992 adoption of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," U S WEST elected to immediately recognize the accumulated postretirement benefit obligation for current and future retirees. However, the Federal Communications Commission and certain state jurisdictions permit amortization of the transition obligation over the average remaining service period of active employees for regulatory accounting purposes with most jurisdictions requiring funding as a stipulation for rate recovery.

    U S WEST uses the projected unit credit method for the determination of postretirement medical and life costs for financial reporting purposes. The composition of net postretirement benefit costs and actuarial assumptions underlying plan benefits follow:

                                                                       YEAR ENDED DECEMBER 31,
                                         -----------------------------------------------------------------------------------
                                                       1995                                1994                     1993
                                         ---------------------------------  -----------------------------------  -----------
                                           MEDICAL      LIFE       TOTAL      MEDICAL      LIFE        TOTAL       MEDICAL
                                         -----------     ---     ---------  -----------     ---        -----     -----------
Service cost -- benefits earned during
 the period............................   $      59   $       6  $      65   $      62   $      13   $      75    $      60
Interest on accumulated benefit
 obligation............................         235          32        267         221          39         260          235
Actual return on plan assets...........        (319)        (96)      (415)          3           1           4          (73)
Net amortization and deferral..........         228          58        286         (68)        (31)        (99)          27
                                              -----         ---  ---------       -----         ---       -----        -----
Net postretirement benefit costs.......   $     203   $       0  $     203   $     218   $      22   $     240    $     249
                                              -----         ---  ---------       -----         ---       -----        -----
                                              -----         ---  ---------       -----         ---       -----        -----


                                           LIFE       TOTAL
                                         ---------  ---------
Service cost -- benefits earned during
 the period............................  $      11  $      71
Interest on accumulated benefit
 obligation............................         36        271
Actual return on plan assets...........        (52)      (125)
Net amortization and deferral..........         22         49
                                         ---------  ---------
Net postretirement benefit costs.......  $      17  $     266
                                         ---------  ---------
                                         ---------  ---------

    The expected long-term rate of return on plan assets used in determining postretirement benefit costs was 8.50 percent for 1995, 8.50 percent in 1994 and
9.00 percent in 1993.

    The funded status of the plans follows:

                                                                                           DECEMBER 31,
                                                               --------------------------------------------------------------------
                                                                             1995                               1994
                                                               ---------------------------------  ---------------------------------
                                                                 MEDICAL      LIFE       TOTAL      MEDICAL      LIFE       TOTAL
                                                               -----------  ---------  ---------  -----------  ---------  ---------
Accumulated postretirement benefit obligation attributable
 to:
  Retirees...................................................   $   1,866   $     271  $   2,137   $   1,733   $     248  $   1,981
  Fully eligible plan participants...........................         293          34        327         264          38        302
  Other active plan participants.............................       1,059         165      1,224         940         135      1,075
                                                               -----------  ---------  ---------  -----------  ---------  ---------
  Total accumulated postretirement benefit obligation........       3,218         470      3,688       2,937         421      3,358
  Unrecognized net gain......................................         378         161        539         243          90        333
  Unamortized prior service cost.............................      --             (34)       (34)
  Fair value of plan assets, primarily stocks, bonds and life
   insurance (1).............................................      (1,385)       (460)    (1,845)       (894)       (374)    (1,268)
                                                               -----------  ---------  ---------  -----------  ---------  ---------
  Accrued postretirement benefit obligation..................   $   2,211   $     137  $   2,348   $   2,286   $     137  $   2,423
                                                               -----------  ---------  ---------  -----------  ---------  ---------
                                                               -----------  ---------  ---------  -----------  ---------  ---------

------------------------------
(1)
  Medical plan assets include Communications Stock of $210 and Media Stock of $112 in 1995, and U S WEST common stock of $164 in 1994.

                         U S WEST COMMUNICATIONS GROUP
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

NOTE 11: EMPLOYEE BENEFITS (CONTINUED)
    The actuarial assumptions used to calculate the accumulated postretirement benefit obligation follow:

                                                                         DECEMBER 31,
                                                                   ------------------------
                                                                      1995         1994
                                                                   -----------  -----------
Discount rate....................................................       7.00%        8.00%
Medical trend*...................................................       9.00%        9.70%

------------------------------
* Medical cost trend rate gradually declines to an ultimate rate of 5 percent in 2011.

    A one-percent increase in the assumed health care cost trend rate for each future year would have increased the aggregate of the service and interest cost components of 1995 net postretirement benefit cost by approximately $40 and increased the 1995 accumulated postretirement benefit obligation by approximately $350.

    Anticipated  future   benefit  changes   have   been  reflected   in   these
postretirement benefit calculations.

    PLAN ASSETS Assets of the postretirement medical and life plans may be used to provide benefits to employees of both the Communications Group and the Media Group since plan assets are not legally restricted to providing benefits to either Group. In the event that either plan sponsored by U S WEST would be separated into two or more plans, there are no guidelines in the Internal Revenue Code for allocating assets of the plan. U S WEST allocates the assets based on historical contributions for postretirement medical costs, and on the ratio of salaries for life plan participants. U S WEST currently has no intention to split the plans.

    POSTRETIREMENT MEDICAL COSTS The service and interest components of net postretirement medical benefit costs are calculated for the Communications Group based on the population characteristics of the Group. Since funding of postretirement medical costs is voluntary, return on assets is attributed to the Communications Group based on historical funding. The Communications Group's annual funding amount is based on its cash requirements with the funding at U S WEST Communications based on regulatory accounting requirements.

    Net postretirement medical benefit costs recognized by the Communications Group for 1995, 1994 and 1993 were $189, $207 and $238, respectively. The percentage of postretirement medical assets attributed to the Communications Group at December 31, 1995 and 1994, based on historical voluntary contributions, was 96 and 95 percent, respectively. The accumulated postretirement medical benefit obligation attributed to the Communications Group was $3,057 at December 31, 1995.

    ALLOCATION OF POSTRETIREMENT LIFE COSTS Net postretirement life costs, and funding requirements, if any, are allocated to the Communications Group in the same manner as pensions. U S WEST will generally fund the amount allowed for tax purposes and no funding of postretirement life insurance occurred in 1995, 1994 and 1993. U S WEST believes its method of allocating postretirement life costs is reasonable.

    Net postretirement life benefit costs allocated to the Communications Group for 1995, 1994 and 1993 were $0, $19 and $14, respectively. The service and interest costs for 1995 and the accumulated postretirement life benefit obligation at December 31, 1995 attributed to the Communications Group were $5, $29, $425, respectively.

                         U S WEST COMMUNICATIONS GROUP
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

NOTE 12: INCOME TAXES
    The components of the provision for income taxes follow:

                                                                                                YEAR ENDED DECEMBER 31,
                                                                                            -------------------------------
                                                                                              1995       1994       1993
                                                                                            ---------  ---------  ---------
Federal:
  Current.................................................................................  $     434  $     368  $     350
  Deferred................................................................................        177        233       (115)
  Investment tax credits -- net...........................................................        (38)       (47)       (56)
                                                                                            ---------  ---------  ---------
                                                                                                  573        554        179
State and local:
  Current.................................................................................         56         58         48
  Deferred................................................................................         33         41        (19)
                                                                                            ---------  ---------  ---------
                                                                                                   89         99         29
                                                                                            ---------  ---------  ---------
Provision for income taxes................................................................  $     662  $     653  $     208
                                                                                            ---------  ---------  ---------
                                                                                            ---------  ---------  ---------

    The unamortized balance of investment tax credits at December 31, 1995 and 1994, was $199 and $231, respectively.

    Amounts for income taxes paid by the Communications Group were $511, $491 and $297 in 1995, 1994 and 1993, respectively.

    The effective tax rate differs from the statutory tax rate as follows:

                                                                                                  YEAR ENDED DECEMBER 31,
                                                                                              -------------------------------
                                                                                                1995       1994       1993
                                                                                              ---------  ---------  ---------
                                                                                                        IN PERCENT
Federal statutory tax rate..................................................................       35.0       35.0       35.0
Investment tax credit amortization..........................................................       (1.3)      (1.7)      (3.5)
State income taxes -- net of federal effect.................................................        3.1        3.6        3.5
Rate differential on reversing temporary differences........................................     --         --           (2.6)
Depreciation on capitalized overheads -- net................................................     --         --            1.6
Tax law change -- catch-up adjustment.......................................................     --         --            3.7
Restructuring charge........................................................................     --         --           (2.4)
Other.......................................................................................       (0.9)      (0.7)      (0.6)
                                                                                                    ---        ---        ---
Effective tax rate..........................................................................       35.9       36.2       34.7
                                                                                                    ---        ---        ---
                                                                                                    ---        ---        ---

                         U S WEST COMMUNICATIONS GROUP
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

NOTE 12: INCOME TAXES (CONTINUED)
    The components of the net deferred tax liability follow:

                                                                                                     DECEMBER 31,
                                                                                                 --------------------
                                                                                                   1995       1994
                                                                                                 ---------  ---------
Property, plant and equipment..................................................................  $   1,433  $   1,428
State deferred taxes -- net of federal effect..................................................        180        221
Other..........................................................................................         68         77
                                                                                                 ---------  ---------
Deferred tax liabilities.......................................................................      1,681      1,726
                                                                                                 ---------  ---------
Postemployment benefits, including pension.....................................................        675        689
Restructuring and other........................................................................        231        287
Unamortized investment tax credit..............................................................         70         79
State deferred taxes -- net of federal effect..................................................        133        194
Other..........................................................................................        142        231
                                                                                                 ---------  ---------
Deferred tax assets............................................................................      1,251      1,480
                                                                                                 ---------  ---------
Net deferred tax liability.....................................................................  $     430  $     246
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------

    The current portion of the deferred tax asset was $259 and $300 at December 31, 1995 and 1994, respectively, resulting primarily from restructuring charges and compensation related items.

    On August 10, 1993, federal legislation was enacted which increased the corporate tax rate from 34 percent to 35 percent retroactive to January 1, 1993. The cumulative effect on deferred taxes of the 1993 increase in income tax rates was $54.

NOTE 13: CONTINGENCIES
    At U S WEST Communications there are pending regulatory actions in local regulatory jurisdictions that call for price decreases, refunds or both. In one such instance, the Utah Supreme Court has remanded a Utah Public Service Commission ("PSC") order to the PSC for reconsideration, thereby establishing two exceptions to the rule against retroactive ratemaking: 1) unforeseen and extraordinary events, and 2) misconduct. The PSC's initial order denied a refund request from interexchange carriers and other parties related to the Tax Reform Act of 1986. This action is still in the discovery process. If a formal filing - made in accordance with the remand from the Supreme Court - alleges that the exceptions apply, the range of possible risk to U S WEST Communications is $0 to $150.

                         U S WEST COMMUNICATIONS GROUP
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

NOTE 14: QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                          QUARTERLY FINANCIAL DATA
                                                                             --------------------------------------------------
                                                                                FIRST       SECOND        THIRD       FOURTH
                                                                               QUARTER      QUARTER      QUARTER      QUARTER
                                                                             -----------  -----------  -----------  -----------
1995
  Operating revenues.......................................................   $   2,318    $   2,338    $   2,389    $   2,439
  Income before income taxes and extraordinary item........................         500          460          454          432
  Income before extraordinary item.........................................         315          293          292          284
  Net income...............................................................         315          293          287          281
  Pro forma earnings per common share before extraordinary
   item....................................................................        0.67         0.62         0.62         0.60
  Pro forma earnings per common share......................................        0.67         0.62         0.61         0.59
1994
  Operating revenues.......................................................   $   2,253    $   2,281    $   2,316    $   2,326
  Income before income taxes...............................................         467          456          422          458
  Net income...............................................................         295          289          267          299
  Pro forma earnings per common share......................................        0.66         0.64         0.59         0.65

------------------------------

    Effective November 1, 1995, each share of U S WEST, Inc. common stock was converted into one share each of Communications Stock and Media Stock. Earnings per common share have been presented on a pro forma basis to reflect the two classes of stock as if they had been outstanding since January 1, 1994. For periods prior to the recapitalization, the average common shares outstanding are assumed to be equal to the average common shares outstanding for U S WEST, Inc.

    1995 first-quarter net income includes $39 ($0.08 per share) from a gain on the sales of certain rural telephone exchanges. 1995 second-quarter net income includes $10 ($0.02 per share) from a gain on the sales of certain rural telephone exchanges. 1995 third-quarter net income includes $21 ($0.04 per share) from a gain on the sales of certain rural telephone exchanges and $5 ($0.01 per share) for expenses associated with the Recapitalization Plan. 1995 third-quarter net income also includes a charge of $5 ($0.01 per share) for the early extinguishment of debt. 1995 fourth-quarter net income includes $15 ($0.03 per share) from a gain on the sales of certain rural telephone exchanges and other charges of $6 ($0.01 per share), including an extraordinary charge of $3 for the early extinguishment of debt and $3 for expenses associated with the Recapitalization Plan.

    1994 net income includes gains on the sales of rural telephone exchanges of $15 ($0.03 per share), $16 ($0.04 per share) and $20 ($0.04 per share) for first quarter, second quarter and fourth quarter, respectively.

                                                                                MARKET PRICE
                                                                       -------------------------------
1995 PER SHARE MARKET AND DIVIDEND DATA                                  HIGH        LOW       CLOSE     DIVIDENDS
---------------------------------------------------------------------  ---------  ---------  ---------  -----------
                                                                               (WHOLE DOLLARS)
November 1, 1995 through December 31, 1995...........................  $  36.375  $  28.375  $  35.625   $   0.535

                              U S WEST MEDIA GROUP
                              FINANCIAL HIGHLIGHTS

                                                                              YEAR ENDED DECEMBER 31,
                                                              -------------------------------------------------------
                                                                 1995        1994       1993       1992       1991
                                                              ----------  ----------  ---------  ---------  ---------
                                                                  DOLLARS IN MILLIONS (EXCEPT PER SHARE AMOUNTS)
Sales and other revenues:
  Directory and information services........................  $    1,180  $    1,075  $     956  $     949  $     891
  Wireless communications...................................         941         781        561        407        325
  Cable and telecommunications..............................         215          18     --         --         --
  Other.....................................................          38          34         32         28         45
                                                              ----------  ----------  ---------  ---------  ---------
Total sales and other revenues..............................  $    2,374  $    1,908  $   1,549  $   1,384  $   1,261
                                                              ----------  ----------  ---------  ---------  ---------
                                                              ----------  ----------  ---------  ---------  ---------
EBITDA (1)..................................................  $      716  $      533  $     485  $     410  $     373
Income from continuing operations before extraordinary item
 (2)........................................................         145         276         85        146         69
Earnings available for common stock.........................         138         276         85        146         69
Total assets................................................       8,615       7,394      5,446      3,130      3,235
Total debt (3)..............................................       2,101       1,814      1,526        249        682
Preferred securities (4)....................................         651          51     --         --         --
Media Group equity..........................................       4,472       4,203      3,139      2,265      2,057
Capital expenditures........................................         401         343        215        169        231
Pro forma earnings per common share (5).....................  $     0.29  $     0.61
Pro forma average common shares outstanding (thousands)
 (5)........................................................     470,549     453,316

                             PROPORTIONATE DATA(6)

                                                                                           YEAR ENDED DECEMBER 31,
                                                                                       -------------------------------
                                                                                         1995       1994       1993
                                                                                       ---------  ---------  ---------
                                                                                             DOLLARS IN MILLIONS
Sales and other revenues.............................................................  $   5,115  $   4,213  $   2,157
Operating income.....................................................................        476        401        195
Income from continuing operations before extraordinary item(2).......................        145        276         85
EBITDA(1) (excludes 1993 restructuring charge).......................................      1,149        902        527
Subscribers/advertisers (thousands)..................................................      5,959      4,234      3,086

------------------------------
(1)
  Earnings   before  interest,  taxes,  depreciation,  amortization,  and  other
  ("EBITDA"). EBITDA also excludes gains on asset sales, equity losses and guaranteed minority interest expense.

(2)
  1995 income from continuing operations before extraordinary item includes a gain of $95 from the merger of U S WEST's joint venture interest in TeleWest plc with SBC CableComms (UK) and costs of $9 associated with the November 1, 1995 recapitalization. 1994 income from continuing operations before extraordinary item includes a gain of $105 on the partial sale of U S WEST's joint venture interest in TeleWest and a gain of $41 on the sale of U S WEST's paging operation. 1993 and 1991 income from continuing operations before extraordinary item was reduced by restructuring charges of $76 and $57, respectively.

(3)
  Excludes debt associated with the capital assets segment, which has been discontinued and is held for sale.

(4)
  Includes Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely Company-guaranteed debentures of $600 in 1995 and preferred stock subject to mandatory redemption of $51 in 1995 and 1994.

(5)
  Effective November 1, 1995, each share of U S WEST, Inc. common stock was converted into one share each of U S WEST Communications Group common stock and U S WEST Media Group common stock. Earnings per common share have been presented on a pro forma basis to reflect the Media stock as if it had been outstanding since January 1, 1994. For periods prior to the recapitalization, the average common shares outstanding are assumed to be equal to the average common shares outstanding for U S WEST, Inc.

(6)
  Selected proportionate data is not required by generally accepted accounting principles or intended to replace the Combined Financial Statements prepared in accordance with GAAP. It is presented supplementally because the Company believes that proportionate data facilitates the understanding and assessment of its Combined Financial Statements. Proportionate accounting reflects the Media Group's relative ownership interests in operating revenues and expenses for both its consolidated and equity method investments. The table does not reflect financial data of the capital assets segment.

                              U S WEST MEDIA GROUP
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (DOLLARS IN MILLIONS)
THE RECAPITALIZATION PLAN

    On October 31, 1995, the shareholders of U S WEST, Inc., a Colorado corporation ("U S WEST Colorado"), voted to approve a proposal (the "Recapitalization Plan") adopted by the Board of Directors to reincorporate in Delaware and create two classes of common stock. Under the Recapitalization Plan, shareholders approved an agreement and plan of merger between U S WEST Colorado and U S WEST, Inc., a Delaware corporation ("U S WEST" or the "Company"), pursuant to which U S WEST continues as the surviving corporation. In connection with the merger, the Certificate of Incorporation of U S WEST has been amended and restated to designate two classes of common stock of U S WEST, one class of which is authorized as U S WEST Communications Group Common Stock ("Communications Stock") and the other class which is authorized as U S WEST Media Group Common Stock ("Media Stock").

    The Communications Stock and Media Stock provide shareholders with two distinct securities that are intended to reflect separately the communications businesses of U S WEST (the "Communications Group") and the multimedia businesses of U S WEST (the "Media Group" and, together with the Communications Group, the "Groups").

THE MEDIA GROUP

    The Media Group is comprised of: (i) cable and telecommunications network businesses outside of the Communications Group Region and internationally, (ii) domestic and international wireless communications network businesses and (iii) domestic and international directory and information services businesses.

    On February 27, 1996, U S WEST announced a definitive agreement to merge with Continental Cablevision, Inc. ("Continental"). Continental, the nation's third-largest cable operator, serves 4.2 million domestic customers, passes more than seven million domestic homes and holds significant other domestic and international properties. U S WEST will purchase all of Continental's stock for approximately $5.3 billion and will assume Continental's debt and other obligations, which amount to approximately $5.5 billion. Consideration for the $5.3 billion in equity will consist of approximately $1 billion in U S WEST preferred stock, convertible to Media Stock; and, at U S WEST's option, between $1 billion and $1.5 billion in cash, and $2.8 billion to $3.3 billion in shares of Media Stock. The transaction, which is expected to close in the fourth quarter of 1996, is subject to a number of conditions and approvals, including approvals from Continental shareholders and local franchising and government authorities.

    Continental's 4.2 million domestic customers are highly clustered in five large markets -- New England, California, Chicago, Michigan, Ohio and Florida. Upon closing, U S WEST will own or share management of cable systems in 60 of the top 100 American markets and serve nearly one of every three cable households. In addition, Continental has interests in cable properties in Australia, Argentina and Singapore; a 10 percent interest in PRIMESTAR (a direct broadcast satellite service); telephone access businesses in Florida and Virginia; and interests in programming that include Turner Broadcasting System, E! Entertainment Television, the Golf Channel, and the Food Channel.

    The Media Group's cable and telecommunications businesses include U S WEST's investment in Time Warner Entertainment Company L.P. ("TWE" or "Time Warner Entertainment"), the second largest provider of cable television services in the United States, its cable systems in the Atlanta, Georgia metropolitan area ("the Atlanta Systems"), and international cable and telecommunications investments, including TeleWest plc ("TeleWest"). In 1995, TeleWest Communications plc merged its cable television and telephony interests with SBC CableComms (UK) to form TeleWest, the largest provider of combined cable and telecommunications services in the United Kingdom. The Media Group also owns interests in cable and/or telecommunications properties in the Netherlands, Sweden, Norway, Hungary, Czech Republic, Malaysia and Indonesia.

                              U S WEST MEDIA GROUP
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    The Media Group provides domestic wireless communications services, including cellular services, in 13 western and midwestern states to a rapidly growing customer base. During 1994, U S WEST signed a definitive agreement with AirTouch Communications to combine their domestic cellular assets. The initial equity ownership of this cellular joint venture will be approximately 70 percent AirTouch and approximately 30 percent Media Group. The combination will take place in two phases. During Phase I, which U S WEST entered effective November 1, 1995, the two companies are operating their cellular properties separately. A Wireless Management Company (the "WMC") has been formed and is providing centralized services to both companies on a contract basis. In Phase II, AirTouch and U S WEST will contribute their domestic cellular assets to the WMC. In this phase, the Media Group will reflect its share of the combined operating results of the WMC using the equity method of accounting. The recent passage of the Telecommunications Act of 1996 has removed significant regulatory barriers to completion of Phase II of the business combination. U S WEST expects that Phase II closing could take place by the end of 1996 or early 1997.

    U S WEST partnered with AirTouch Communications, Bell Atlantic and NYNEX to form a strategic national wireless alliance and formed a venture to provide personal communications services ("PCS"). This venture, PCS PrimeCo, purchased 11 licenses in the Federal Communication Commission's (the "FCC") PCS auction, covering 57 million people in Chicago, Dallas, Honolulu, Houston, Jacksonville, Miami, Milwaukee, New Orleans, Richmond, San Antonio and Tampa. The Media Group also provides wireless communications services internationally through its Mercury One 2 One ("One 2 One") joint venture, the world's first PCS service located in the United Kingdom. The Media Group also owns interests in wireless properties in Hungary, the Czech and Slovak Republics, Russia, Malaysia, India and Poland.

    The Media Group's directory and information services businesses develop and package content and information services, including telephone directories, database marketing and other interactive services in domestic and international markets. The Media Group publishes more than 300 White and Yellow Pages directories in 14 western and mid-western states and nearly 200 directories in the United Kingdom and Poland. The Media Group also has a 50 percent interest in Listel, Brazil's largest telephone directory publisher.

    The Combined Financial Statements of the Media Group include the (i) combined historical balance sheets, results of operations and cash flows of the businesses that comprise the Media Group; and (ii) corporate assets and liabilities of U S WEST and related transactions not identified with the Communications Group; and (iii) an allocated portion of the corporate expense of U S WEST. All significant intra-group financial transactions have been eliminated. Transactions between the Media Group and the Communications Group have not been eliminated. For a more complete discussion of U S WEST's corporate allocation policies, see the U S WEST Media Group Combined Financial Statements -- Note 2: Summary of Significant Accounting Policies.

    The following discussion is based on the U S WEST Media Group Combined Financial Statements prepared in accordance with GAAP. The discussion should be read in conjunction with the U S WEST, Inc. Consolidated Financial Statements. A discussion of the Media Group's operations on a proportionate basis follows the GAAP presentation in "Selected Proportionate Financial Data."

                              U S WEST MEDIA GROUP
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS -- 1995 COMPARED WITH 1994

    Comparative  details   of   income   from   continuing   operations   before
extraordinary item by industry segment and for significant unconsolidated equity investments follow:

                                                                              PERCENT
                                                                             OWNERSHIP     1995(1)    1994(2)   (DECREASE)
                                                                           -------------  ---------  ---------  -----------
Consolidated:
  Directory and information services.....................................          100    $     240  $     247   $      (7)
  Wireless communications................................................          100           62         67          (5)
  Cable and telecommunications...........................................          100           (7)        (2)         (5)
Unconsolidated equity investments:
  Time Warner Entertainment (3)..........................................         25.5          (32)       (30)         (2)
  TeleWest...............................................................         26.8           53         76         (23)
  One 2 One..............................................................         50.0          (81)       (58)        (23)
Other (4)................................................................                       (90)       (24)        (66)
                                                                                          ---------  ---------  -----------
Income from continuing operations before extraordinary item..............                 $     145  $     276   $    (131)
                                                                                          ---------  ---------  -----------
                                                                                          ---------  ---------  -----------
Pro forma earnings per common share before extraordinary
 item (5)................................................................                 $    0.30  $    0.61   ($   0.31)
                                                                                          ---------  ---------  -----------
                                                                                          ---------  ---------  -----------

------------------------------
(1)
  1995 income from continuing operations before extraordinary item includes a gain of $95 from the merger of TeleWest with SBC CableComms (UK) and $9 for costs associated with the Recapitalization Plan.

(2)
  1994 income from continuing operations before extraordinary item includes a gain of $105 from the partial sale of U S WEST's joint venture interest in TeleWest and a gain of $41 from the sale of U S WEST's paging operations.

(3)
  Percent ownership represents pro-rata priority capital and residual equity interests.

(4)
  Primarily includes interest expense and divisional expenses associated with equity investments.

(5)
  Earnings per common share have been presented on a pro forma basis as if the Media Stock had been outstanding since January 1, 1994. For periods prior to the recapitalization, the average common shares outstanding are assumed to be equal to the average common shares outstanding for U S WEST, Inc.

    During 1995, income from continuing operations before extraordinary item declined 55 percent, to $59, excluding the effects of the one-time items described in Notes 1 and 2 to the table above. The decline is due primarily to higher equity losses related to international growth initiatives and increased amortization and interest expense. Interest expense increases relate to debt issued in connection with the Atlanta Systems acquisition and expansion of international investments. The declines were partially offset by improvement in the domestic cellular and Yellow Pages operations.

    During 1995, the Media Group incurred an extraordinary loss of $4, net of a tax benefit of $2, related to the early retirement of debt by TWE.

    DIRECTORY AND INFORMATION SERVICES Income related to Yellow Pages directory advertising increased 10 percent in 1995, to $307, due to pricing, product enhancements and the effect of improved marketing programs on business volume. Yellow Pages income was partially offset by net operating losses of $60 related to new products and other growth initiatives, including development of interactive services. The Media Group views new service offerings as an important part of its strategy and expects investments in new products and services in 1996 will continue to partially offset expected income related to the Yellow Pages business.

    Income related to directory and information services in 1995 includes $7 in losses related to expansion of international directory publishing operations. The international publishing operations were not significant to the 1994 results of operations.

                              U S WEST MEDIA GROUP
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    WIRELESS COMMUNICATIONS Income related to wireless communications more than doubled, to $62 in 1995, excluding the 1994 gain on sale of paging assets of $41. The increase in wireless communications income is attributable to continued strong growth in cellular subscribers. The cellular subscriber base reached 1,463,000 at December 31, 1995, a 51 percent increase compared with 1994.

    CABLE AND TELECOMMUNICATIONS The 1995 loss of $7 in cable and telecommunications operations is primarily the result of amortization of intangible assets related to the December 1994 acquisition of the Atlanta Systems. The subscriber base of the Atlanta Systems increased 6.7 percent during the last twelve months, to 527,000 at December 31, 1995.

    OPERATING RESULTS OF UNCONSOLIDATED EQUITY INVESTMENTS The net loss related to the Media Group's interests in TWE increased in 1995, due primarily to higher TWE financing costs and depreciation charges, partially offset by increased income related to cable and programming operations. Cable subscribers served by TWE increased almost 6 percent compared with last year, excluding the impact of recent cable transactions.

    On September 22, 1995, U S WEST filed a lawsuit in Delaware Chancery Court to enjoin the proposed merger of Time Warner and Turner Broadcasting. U S WEST has alleged breaches of contract and fiduciary duties by Time Warner in connection with this proposed merger. Time Warner filed a countersuit against U S WEST on October 11, 1995, alleging misrepresentation, breach of contract and other misconduct on the part of U S WEST. Time Warner's countersuit seeks a reformation of the Time Warner Entertainment partnership agreement, an order that enjoins U S WEST from breaching the partnership agreement, and unspecified compensatory damages. U S WEST has denied each of the claims in Time Warner's countersuit. The trial for this action concluded on March 22, 1996. A ruling by the Delaware Chancery Court is expected in June 1996.

    International businesses are experiencing rapid growth associated with their early development phases. New investments in 1995 include the acquisition of a 50 percent interest in cable television systems in the Netherlands, the acquisition of a 29 percent interest in cable television systems in the Czech Republic and additional capital provided to a 20 percent owned joint venture in Malaysia to provide local wireline and wireless communications. The Czech Republic venture incurred significant start-up losses in 1995, of which the Media Group's share was $13. The structure of this venture is being renegotiated.

    U S WEST ventures have recently been awarded licenses to provide cellular services using digital technology in India and Poland. The Media Group expects losses related to international ventures will be significant in 1996.

    In October 1995, TeleWest completed its merger with SBC CableComms (UK). The Media Group recognized an after-tax gain related to the merger of $95, and has a
26.8 percent interest in the combined company.

    Cable television subscribers of TeleWest and its affiliates, based on TeleWest's equity interest in affiliated operations, increased to 457,000 at December 31, 1995, an increase of 44 percent compared with 1994, and telephone access lines increased 93 percent during the last twelve months, to 527,000. Both growth rates exclude the one-time impact of the merger.

    Subscribers to U S WEST's international wireless joint venture operations in the United Kingdom, Hungary, the Czech and Slovak Republics, Russia and Malaysia grew to 682,000 at December 31, 1995, which is almost twice the customer base at December 31, 1994. One 2 One served 375,000 customers at December 31, 1995, an 83 percent increase compared with 1994.

    Effective January 1, 1995, the capital assets segment is being accounted for in accordance with Staff Accounting Bulletin No. 93, issued by the Securities and Exchange Commission ("SEC"), which requires discontinued operations not disposed of within one year of the measurement date to be accounted for

                              U S WEST MEDIA GROUP
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
prospectively in continuing operations as a net investment in assets held for sale. The net realizable value of the assets are reevaluated on an ongoing basis with adjustments to the existing reserve, if any, being charged to continuing operations. No adjustment was required in 1995.

SALES AND OTHER REVENUES

                                                                                                            INCREASE
                                                                                      1995       1994      (DECREASE)
                                                                                    ---------  ---------  -------------
Directory and information services:
  Domestic........................................................................  $   1,058  $     997    $      61
  International...................................................................        122         78           44
                                                                                    ---------  ---------        -----
                                                                                        1,180      1,075          105
Wireless communications:
  Cellular service................................................................        845        633          212
  Cellular equipment..............................................................         96        120          (24)
  Paging sales and service (1)....................................................     --             28          (28)
                                                                                    ---------  ---------        -----
                                                                                          941        781          160
Cable and telecommunications......................................................        215         18          197
Other.............................................................................         38         34            4
                                                                                    ---------  ---------        -----
Sales and other revenues..........................................................  $   2,374  $   1,908    $     466
                                                                                    ---------  ---------        -----
                                                                                    ---------  ---------        -----

------------------------------
(1)
  The paging business was sold in June 1994. Results reflect operations for the six months ending June 30, 1994.

    Media Group sales and other revenues increased 15 percent, to $2,374 in 1995, excluding the effects of the 1994 Atlanta Systems acquisition and paging sale. The increase was primarily due to strong growth in cellular service revenue.

    DIRECTORY AND INFORMATION SERVICES Revenues related to Yellow Pages directory advertising increased 6.4 percent, to $1,026 in 1995, due to price increases of 4.5 percent, higher revenue per advertiser and an increase in Yellow Pages advertising volume.

    International directory publishing revenues increased $44 in 1995, primarily due to U S WEST's May 1994 purchase of Thomson Directories. The remaining increase is due to an increase in advertisers and revenue per advertiser.

    WIRELESS COMMUNICATIONS Cellular service revenues increased 34 percent, to $845 in 1995, due to a 51 percent increase in subscribers during the last twelve months (with 20 percent of the additions occurring in December), partially offset by a 13 percent drop in average revenue per subscriber to $60.00 per month. The increase in subscribers relates to continued growth in demand for wireless services. The Media Group anticipates continued growth in its subscriber base, although at slightly decreased rates.

    New distribution programs are being developed which increase availability of cellular products and simplify the cellular service activation process. These programs have contributed to the shift in the customer base from businesses to consumers. This shift, combined with competitive pressures on pricing, will cause the average revenue per subscriber to continue to decline.

    Cellular equipment revenues decreased 20 percent, to $96 in 1995, as a result of lower cellular equipment costs. These lower equipment costs are being passed on to retailers and to new customers. The Media Group expects this trend to continue in 1996 as the cost of equipment continues to decline and as penetration into the consumer market increases.

    Revenues related to the paging sales and service operations, which were sold in 1994, approximated $28 in 1994.

                              U S WEST MEDIA GROUP
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    CABLE AND TELECOMMUNICATIONS Domestic cable and telecommunications revenues increased $197 in 1995, due to the December 1994 acquisition of the Atlanta Systems.

OPERATING INCOME

                                                                                                               INCREASE
                                                                                         1995       1994      (DECREASE)
                                                                                       ---------  ---------  -------------
Directory and information services:
  Domestic...........................................................................  $     399  $     397    $       2
  International......................................................................         (1)        (1)      --
                                                                                       ---------  ---------          ---
                                                                                             398        396            2
Wireless communications:
  Cellular...........................................................................        147         82           65
  Paging sales and service (1).......................................................     --              6           (6)
                                                                                       ---------  ---------          ---
                                                                                             147         88           59
Cable and telecommunications.........................................................         23     --               23
Other (2)............................................................................       (101)       (95)          (6)
                                                                                       ---------  ---------          ---
Operating income.....................................................................  $     467  $     389    $      78
                                                                                       ---------  ---------          ---
                                                                                       ---------  ---------          ---

------------------------------
(1)
  The paging business was sold in June 1994. Results reflect operations for six months ending June 30, 1994.

(2)
  Primarily includes divisional expenses associated with equity investments.

    During 1995, Media Group operating income increased 13 percent, to $467, excluding the effects of the 1994 Atlanta Systems acquisition and paging sale. EBITDA increased approximately 16 percent, to $716, on a comparable basis. The Media Group considers EBITDA an important indicator of the operational strength and performance of its businesses. The increases were primarily due to strong growth in wireless communications operations.

    DIRECTORY AND INFORMATION SERVICES During 1995, operating income related to domestic Yellow Pages directory advertising increased $40. Revenue increases of $61 and general cost savings of $15, including $8 associated with assuming the management of certain data base services from the Communications Group contributed to the increase. The revenue gains and cost savings were partially offset by operating cost increases of $36, primarily due to an 11 percent increase in paper, printing, delivery and distribution costs. New product development activities reduced domestic directory and information services operating income by $38 in 1995. The decrease is a result of higher costs associated with the development of new database marketing and interactive services, including a one-time charge of $8 to exit certain product lines.

    On October 15, 1995, U S WEST Direct and the Communications Workers of America ("CWA") reached a tentative agreement on their contract, subject to ratification by the CWA membership. This contract would provide for salary increases of 10.5 percent over three years and provides employees with a lump sum payment of $850.

    EBITDA related to domestic Yellow Pages directory advertising services increased 9 percent, to $519 in 1995. Expansion of the business combined with cost savings led to an EBITDA margin related to the Yellow Pages operations of
50.6 percent in 1995 compared with 49.4 percent in 1994.

    Operating income for international directory publishing operations was unchanged from 1994. The 1995 revenue gains of $44 were offset by increased operating expenses, primarily associated with the May 1994 acquisition of Thomson Directories and increased costs associated with business volume.

    WIRELESS COMMUNICATIONS Cellular operating income increased 79 percent, to $147 in 1995. The increase in operating income is a result of revenue increases associated with the rapidly expanding subscriber

                              U S WEST MEDIA GROUP
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
base combined with efficiency gains. The 1995 decline in revenue per subscriber of 13 percent has been more than offset by decreases in the cost incurred to acquire a customer ("acquisition costs") and the cost to maintain a customer ("support costs"). Support costs include charges for access and usage of land-line telecommunications networks, subscriber billing, customer service and general support costs, as well as costs associated with roaming, intralata toll calls and fraud. Support costs per subscriber have declined 20 percent in 1995. The decline is generally a result of the efficiencies gained from an expanding customer base without corresponding increases in headcount and infrastructure. The acquisition cost per subscriber added decreased 6 percent in 1995, as a result of the expanding customer base and shifts in the distribution channel resulting in generally less costly subscriber additions.

    Cellular EBITDA increased 49 percent during 1995, to $268. The business is realizing operating scale efficiencies that have resulted in lower costs on a per subscriber basis. The efficiencies have resulted in an increase in 1995 cellular service EBITDA margin to 31.7 percent from 28.4 percent in 1994.

    CABLE AND TELECOMMUNICATIONS Cable and telecommunications operating income reflects the December 1994 acquisition of the Atlanta Systems. The Atlanta Systems contributed operating income of $23 and EBITDA of $100 in 1995.

    OTHER Other operating income decreased primarily due to costs associated with growth in international operations.

INTEREST EXPENSE AND OTHER

                                                                                                                INCREASE
                                                                                          1995       1994      (DECREASE)
                                                                                        ---------  ---------  -------------
Interest expense......................................................................  $     100  $      66    $      34
Equity losses in unconsolidated ventures..............................................        207        121           86
Other income..........................................................................          5         46          (41)

    Interest expense increased $34, or 52 percent, primarily as a result of financing costs associated with the December 1994 acquisition of the Atlanta Systems, new domestic and international investments and a reclassification of debt from net investment in assets held for sale.

    Equity losses increased $86 in 1995, primarily due to costs related to the expansion of the network and additional financing costs at TeleWest and additional costs associated with the significant increase in customers at One 2 One. Start-up and other costs associated with new international cable and telecommunications investments primarily located in the Czech Republic and Malaysia contributed to the increase. These increased losses were partially offset by earnings in the European wireless operations. Losses related to domestic investments in TWE and PCS PrimeCo also increased. The Media Group expects the PCS partnership to experience several years of operating losses associated with the start-up phase of the PCS business.

    Other income decreased $41, or 89 percent, primarily as a result of increased minority interest expense associated with the domestic cellular operations, costs associated with the Recapitalization Plan and a 1994 gain on sale of nonstrategic operations.

PROVISION FOR INCOME TAXES

                                                                                     1995         1994       (DECREASE)
                                                                                  -----------  -----------  -------------
Provision for income taxes......................................................  $     163    $     204      ($     41)
Effective tax rate..............................................................       52.9%        42.5%        --

    The increase in the effective tax rate primarily reflects the impact of lower pretax income, the effects of goodwill amortization related to the acquisition of the Atlanta Systems, higher state and foreign income taxes, and expenses associated with the Recapitalization Plan. Additionally, a tax benefit was recorded in 1994 related to the sale of paging assets that contributed to the increase in the effective tax rate.

                              U S WEST MEDIA GROUP
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS -- 1994 COMPARED WITH 1993

    Income from continuing operations by industry segment and for significant unconsolidated equity investments follows:

                                                                               PERCENT                             INCREASE
                                                                              OWNERSHIP     1994(1)    1993(2)    (DECREASE)
                                                                            -------------  ---------  ---------  -------------
Consolidated:
  Directory and information services......................................          100    $     247  $     220    $      27
  Wireless communications.................................................          100           67        (43)         110
  Cable and telecommunications............................................          100           (2)    --               (2)
Unconsolidated equity investments:
  Time Warner Entertainment (3)...........................................         25.5          (30)       (19)         (11)
  TeleWest................................................................         37.8           76        (21)          97
  One 2 One...............................................................         50.0          (58)       (22)         (36)
Other (4).................................................................                       (24)       (30)           6
                                                                                           ---------  ---------        -----
Income from continuing operations.........................................                 $     276  $      85    $     191
                                                                                           ---------  ---------        -----
                                                                                           ---------  ---------        -----

------------------------------
(1)
  1994 income from continuing operations includes a gain of $105 from the partial sale of U S WEST's joint venture interest in TeleWest, and a gain of $41 from the sale of U S WEST's paging operations.

(2)
  1993 income from continuing operations was reduced by $76 for restructuring charges; $31 pertaining to the directory and information services segment and $45 pertaining to the wireless segment.

(3)
  Percent ownership represents pro-rata priority capital and residual equity interests.

(4)
  Primarily includes interest expense and divisional expenses associated with equity investments.

    During 1994, income from continuing operations decreased 19 percent, to $130, excluding the effects of the one-time items described in Notes 1 and 2 to the table above. The decline in income is primarily a result of increased start-up losses associated with international businesses, partially offset by income growth in domestic wireless operations attributable to rapid growth in customer demand.

    During 1993, the Board approved a plan to dispose of the capital assets segment, which includes activities related to financial services, financial guarantee insurance operations and real estate. Until January 1, 1995, the capital assets segment was accounted for as discontinued operations in accordance with Accounting Principles Board Opinion No. 30, which provides for the reporting of the operating results of discontinued operations separately from continuing operations. The Media Group recorded a provision of $100 (after tax) for the estimated loss on disposal of the discontinued operations and an additional provision of $20 to reflect the cumulative effect on deferred taxes of the 1993 federally mandated increase in income tax rates. Income from discontinued operations prior to June 1, 1993, was $38, net of $15 in income taxes. Income from discontinued operations subsequent to June 1, 1993, is being deferred and was included within the provision for loss on disposal of the capital assets segment.

    DIRECTORY AND INFORMATION SERVICES Excluding the effect of the 1993 restructuring charge of $31, income from directory and information services operations decreased 1.6 percent in 1994, to $247. Costs related to the development and launching of new products in directory and information services offset income growth from the Yellow Pages publishing operations.

    WIRELESS COMMUNICATIONS Excluding the effects of the $41 gain on the sale of paging operations in 1994 and a $45 restructuring charge in 1993, cellular income increased $24 to $26 in 1994. The increase is due to the addition of 367,000 subscribers in 1994, a 61 percent increase compared with 1993.

                              U S WEST MEDIA GROUP
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    CABLE AND TELECOMMUNICATIONS On December 6, 1994, the Media Group purchased the Atlanta Systems for $1.2 billion. The results of operations of the Atlanta Systems have been included in the Media Group's results of operations since the date of acquisition which did not have a material impact on 1994 net income.

    OPERATING RESULTS OF UNCONSOLIDATED EQUITY INVESTMENTS TWE partnership losses increased in 1994 primarily due to the full year impact (including financing costs) of the TWE investment compared with three months in 1993. The effects of lower prices for cable services also contributed to the higher loss in 1994.

    In 1994, losses related to international equity investments increased as a result of expansion of the customer base at One 2 One and build out of the network at TeleWest.

SALES AND OTHER REVENUES

                                                                                                            INCREASE
                                                                                      1994       1993      (DECREASE)
                                                                                    ---------  ---------  -------------
Directory and information services:
  Domestic........................................................................  $     997  $     949    $      48
  International...................................................................         78          7           71
                                                                                    ---------  ---------        -----
                                                                                        1,075        956          119
Wireless communications:
  Cellular service................................................................        633        443          190
  Cellular equipment..............................................................        120         63           57
  Paging sales and service (1)....................................................         28         55          (27)
                                                                                    ---------  ---------        -----
                                                                                          781        561          220
Cable and telecommunications......................................................         18     --               18
Other.............................................................................         34         32            2
                                                                                    ---------  ---------        -----
Sales and other revenues..........................................................  $   1,908  $   1,549    $     359
                                                                                    ---------  ---------        -----
                                                                                    ---------  ---------        -----

------------------------------
(1)
  The paging business was sold in June 1994. Results reflect operations for the six months ending June 30, 1994.

    During 1994, Media Group sales and other revenues increased 25 percent to $1,862, excluding the effect of the 1994 Atlanta Systems acquisition and paging sale. The increase was primarily due to strong growth in cellular service revenue.

    DIRECTORY AND INFORMATION SERVICES Revenues related to Yellow Pages directory advertising increased approximately $59, or 6.5 percent, due primarily to pricing. Product enhancements and the effect of improved marketing programs on business volume also contributed to the increase in revenues. Non-Yellow Pages revenues increased $11, including $7 related to new products. Partially offsetting these increases was the absence of revenues related to certain publishing, software development and marketing operations that were sold, which reduced revenues by $22.

    The increase in international directory publishing revenues is attributable to U S WEST's May 1994 purchase of Thomson Directories.

    WIRELESS COMMUNICATIONS Cellular service revenues increased 43 percent, to $633 in 1994, due to a 61 percent increase in subscribers (with 24 percent of the additions occurring in December), partially offset by an 8 percent drop in average revenue per subscriber to $70.00 per month.

    Cellular equipment revenues increased 90 percent, to $120 in 1994, primarily due to an 83 percent increase in gross customer additions, with a higher percentage of those customers purchasing equipment than in 1993. This increase was partially offset by a 13 percent decline in the average selling price of wireless phones.

                              U S WEST MEDIA GROUP
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    CABLE AND TELECOMMUNICATIONS Domestic cable and telecommunications revenues reflect the December 1994 acquisition of the Atlanta Systems.

OPERATING INCOME

                                                                                                                INCREASE
                                                                                          1994      1993(1)    (DECREASE)
                                                                                        ---------  ---------  -------------
Directory and information services:
  Domestic............................................................................  $     397  $     359    $      38
  International.......................................................................         (1)        (3)           2
                                                                                        ---------  ---------        -----
                                                                                              396        356           40
Wireless communications:
  Cellular............................................................................         82        (29)         111
  Paging sales and service (2)........................................................          6     --                6
                                                                                        ---------  ---------        -----
                                                                                               88        (29)         117
Cable and telecommunications..........................................................     --         --           --
Other (3).............................................................................        (95)       (89)          (6)
                                                                                        ---------  ---------        -----
Operating income......................................................................  $     389  $     238    $     151
                                                                                        ---------  ---------        -----
                                                                                        ---------  ---------        -----

------------------------------
(1)
  Includes pretax restructuring charges of $50 and $70 for the domestic directory and information services and wireless segments, respectively.

(2)
  The paging business was sold in June 1994. Results reflect operations for the six months ending June 30, 1994.

(3)
  Primarily includes divisional expenses associated with equity investments.

    Media Group operating income increased 7 percent, to $383 in 1994, excluding the effects of the one-time items described in Notes 1 and 2 to the table above. Revenue growth, partially offset by higher operating expenses, provided an 10.5 percent increase in 1994 EBITDA, on a comparable basis.

    DIRECTORY AND INFORMATION SERVICES Excluding the effect of the 1993 restructuring charge of $50, operating income from domestic directory and information services operations decreased $12, or 3 percent, in 1994. Operating income related to the domestic Yellow Pages directory business increased $20. The increase was driven by strong revenue growth. Non-Yellow Pages operating income decreased $32, primarily a result of increased costs related to development of new database marketing and interactive services.

    The increase in international directory publishing operating income is attributable to U S WEST's May 1994 purchase of Thomson Directories.

    WIRELESS COMMUNICATIONS Excluding the effect of the 1993 restructuring charge of $70, cellular operating income doubled in 1994 to $41. This is a result of revenue increases associated with the rapidly expanding subscriber base and decreases in the costs incurred to acquire and maintain a customer. Cellular EBITDA increased $55, or 44 percent in 1994. Cellular service EBITDA margin was 28.4 percent, essentially unchanged compared with 1993.

    OTHER Other operating income decreased primarily due to growth in international operations and the inclusion of administrative costs related to the TWE investment for the full year in 1994, compared with three months in 1993.

                              U S WEST MEDIA GROUP
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

INTEREST EXPENSE AND OTHER

                                                                                           1994        1993        INCREASE
                                                                                         ---------     -----     -------------
Interest expense.......................................................................  $      66   $      27     $      39
Equity losses in unconsolidated ventures...............................................        121          74            47
Other income...........................................................................         46           9            37

    Interest expense increased $39, primarily as a result of incremental financing costs associated with the September 1993 TWE investment.

    Equity losses in unconsolidated ventures increased $47, primarily due to start-up costs related to the build out of TeleWest's network and costs related to the expansion of the customer base at One 2 One.

    Other income increased $37, primarily due to an $18 increase in the TWE management fee. This increase resulted from owning the investment for a full year in 1994, compared with three months in 1993. Other income also includes a $10 gain on the sale of certain software development and marketing operations in 1994.

PROVISION FOR INCOME TAXES

                                                                                       1994         1993       INCREASE
                                                                                    -----------  -----------  -----------
Provision for income taxes........................................................  $     204    $      61     $     143
Effective tax rate................................................................       42.5%        41.8%       --

    The effective tax rate is significantly impacted by state and foreign taxes on the Media Group Combined Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES --THREE YEARS ENDED DECEMBER 31, 1995

OPERATING ACTIVITIES

    Cash provided by operating activities increased $89 in 1995, to $640. During 1995, an income tax payment related to the 1994 partial sale of the Media Group's joint venture interest in TeleWest reduced cash provided by operations by $60. Adjusted for this one-time income tax payment, operating cash flow of the Media Group increased $149. Growth in operations from the cellular business and acquisition of the Atlanta Systems contributed to the increase. Growth in operating cash flow from directory and information services operations has been reduced by investments related to its growth initiatives. Operating cash flow from Media Group businesses was partially offset by a significant increase in income taxes paid in 1995, primarily due to lower tax benefits generated from the investment in TWE.

    Cash provided by operating activities of the Media Group increased $28 in 1994 compared with 1993 primarily due to expansion of the cellular business.

    The Media Group expects that cash from operations will not be adequate to fund expected cash requirements. Additional financing will come primarily from new debt.

INVESTING ACTIVITIES

    Total capital expenditures of the Media Group were $363, $349 and $193 in 1995, 1994 and 1993, respectively, the majority was devoted to enhancement and expansion of the cellular network. In 1996, capital expenditures are expected to exceed $600, of which approximately 50 percent relates to expansion of the cellular network to increase coverage and capacity, and nearly 40 percent relates to enhancement of the Atlanta Systems. The Media Group is in the process of upgrading its Atlanta Systems to 750 megahertz capacity, which will provide more reliability, better signal quality and additional capacity. The upgrade will enable the provision of enhanced cable, data and telecommunications services to its Atlanta customers.

    Investing activities of the Media Group also include equity investments in international ventures. In 1995, the Media Group invested $681 in international ventures, primarily investments in Malaysia, the

                              U S WEST MEDIA GROUP
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Netherlands, the Czech Republic and the United Kingdom. The Media Group invested approximately $444 in developing international businesses in 1994, including the acquisition of Thomson Directories. The Media Group anticipates that investments in international ventures will approximate $400 in 1996. This includes investments for recently awarded licenses to provide cellular service using digital technology in India and Poland. At December 31, 1995, U S WEST guaranteed debt in the principal amount of approximately $140 related to international ventures.

    In March 1995, PCS PrimeCo was awarded PCS licenses in 11 markets. The Media Group's share of the cost of the licenses was approximately $268, all of which was funded in 1995. Under the PCS PrimeCo partnership agreement, U S WEST is required to fund approximately 24 percent of PCS PrimeCo's operating and capital costs, including licensing costs. U S WEST anticipates that its total funding obligations to PCS PrimeCo during the next three years will be approximately $400.

    In 1994, the Media Group received cash proceeds of $143 from the sale of its paging operations. In 1993, cash proceeds of $30 were received from the sale of certain nonstrategic lines of business. The Media Group did not receive cash from the 1994 partial sale of its joint venture interest in TeleWest or from the 1995 merger. All proceeds from the 1994 sale have been used by TeleWest for general business purposes, including financing both construction and operations, and repaying debt.

    On February 27, 1996, U S WEST announced a definitive agreement to merge with Continental. Continental, the nation's third-largest cable operator, serves
4.2 million domestic customers, passes more than seven million domestic homes and holds significant other domestic and international properties. U S WEST will purchase all of Continental's stock for approximately $5.3 billion and will assume Continental's debt and other obligations, which amount to approximately $5.5 billion. Consideration for the $5.3 billion in equity will consist of approximately $1 billion in U S WEST preferred stock, convertible to Media Stock; and, at U S WEST's option, between $1 billion and $1.5 billion in cash, and $2.8 billion to $3.3 billion in shares of Media Stock. The transaction, which is expected to close in the fourth quarter of 1996, is subject to a number of conditions and approvals, including approvals from Continental shareholders and local franchising and government authorities.

FINANCING ACTIVITIES

    During 1995, debt increased $287 primarily due to new investments in international ventures, cash funding of the PCS licenses and a reclassification of debt from net investment in assets held for sale. During fourth-quarter 1995, U S WEST issued $130 of exchangeable notes, or Debt Exchangeable for Common Stock ("DECS"), due December 15, 1998. Upon maturity, each DECS will be mandatorily exchanged  by U  S WEST  for shares  of Enhance  Financial  Services
Group, Inc. ("Enhance") or, at U S WEST's option, redeemed at the cash equivalent. The capital assets segment currently holds approximately 31.5 percent of the outstanding Enhance common stock.

    These increases in debt were partially offset by reductions of debt related to the investment in TWE and a refinancing of commercial paper by issuing Company-obligated mandatorily redeemable preferred securities of a subsidiary trust holding solely Company-guaranteed debentures ("Preferred Securities"). U S WEST issued $600 of Preferred Securities in 1995. The payment of interest and redemption amounts to holders of the securities are fully and unconditionally guaranteed by U S WEST.

    Excluding debt associated with the capital assets segment, the Media Group's percentage of debt to total capital at December 31, 1995, was 29.1 percent compared with 29.9 percent at December 31, 1994. Including debt associated with the capital assets segment, Preferred Securities and other preferred stock, the Media Group's percentage of debt to total capital was 44.2 percent at December 31, 1995, and 42.8 percent at December 31, 1994.

                              U S WEST MEDIA GROUP
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    Debt increased $288 in 1994, primarily due to the December 1994 acquisition of the Atlanta Systems, partially offset by reductions in debt related to the investment in TWE. The cash investment related to the acquisition of the Atlanta Systems was $745, obtained through short-term borrowing.

    U S WEST maintains a commercial paper program to finance short-term cash flow requirements, as well as to maintain a presence in the short-term debt market. U S WEST maintains lines of credit aggregating approximately $1.3 billion, which is available to both the Media Group and the nonregulated subsidiaries of the Communications Group in accordance with their borrowing needs. Under registration statements filed with the SEC, as of December 31, 1995, U S WEST is permitted to issue up to approximately $1.2 billion of new debt securities, available to both the Media Group and the nonregulated subsidiaries of the Communications Group.

    Debt related to discontinued operations decreased $487 in 1995 and $213 in 1994. Cash to the capital assets segment of $101 in 1994 primarily reflects the payment of debt, net of $154 in proceeds from the sale of 8.1 million shares of Financial Security Assurance Holdings, Ltd. ("FSA"), an investment of the capital assets segment. For financial reporting purposes debt of the capital assets segment is netted against the related assets. See Media Group Combined Financial Statements -- Note 20: Net Investment in Assets Held for Sale.

    The Media Group reinvests earnings, if any, for future growth and does not expect to pay dividends on the Media Stock in the foreseeable future.

    In connection with U S WEST's announcement on February 27, 1996 of a planned merger with Continental, U S WEST, Inc.'s credit rating is being reviewed by credit rating agencies, which may result in a downgrading.

    Financing activities for the nonregulated Communications Group businesses and the Media Group, including the issuance, repayment and repurchase of short-term and long-term debt, and the issuance and repurchase of Preferred Securities, is managed by U S WEST on a centralized basis. Financing activities for U S WEST Communications is separately identified and accounted for in U S WEST's records and U S WEST Communications continues to conduct its own borrowing activities. Debt incurred and investments made by U S WEST and its subsidiaries is specifically allocated to and reflected on the financial statements of the Media Group except that debt incurred and investments made by U S WEST and its subsidiaries on behalf of the nonregulated Communications Group businesses and all debt incurred and investments made by U S WEST Communications is specifically allocated to and reflected on the financial statements of the Communications Group. Debt incurred by U S WEST or a subsidiary on behalf of a Group is charged to such Group at the borrowing rate of U S WEST or such subsidiary.

RISK MANAGEMENT

    The Media Group is exposed to market risks arising from changes in interest rates and foreign exchange rates. Derivative financial instruments are used to manage these risks. U S WEST does not use derivative financial instruments for trading purposes.

INTEREST RATE RISK MANAGEMENT

    The objective of the interest rate risk management program is to minimize the total cost of debt. Interest rate swaps are used to adjust the ratio of fixed- to variable-rate debt. The market value of the debt portfolio, including the interest rate swaps, is monitored and compared with predetermined benchmarks to evaluate the effectiveness of the risk management program.

    Notional amounts of interest rate swaps outstanding were $825 and $850 as of December 31, 1995 and 1994, respectively, with various maturities that extend to 2004. The estimated effect of U S WEST's interest

                              U S WEST MEDIA GROUP
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
rate derivative transactions was to adjust the level of fixed-rate debt of the Media Group from 86 percent to 87 percent at December 31, 1995, and from 68 percent to 71 percent of the total debt portfolio at December 31, 1994 (including debt associated with the capital assets segment).

FOREIGN EXCHANGE RISK MANAGEMENT

    U S WEST has entered into forward and option contracts to manage the market risks associated with fluctuations in foreign exchange rates after consideration of offsetting foreign exposures among international operations. The use of forward and option contracts allow U S WEST to fix or cap the cost of firm foreign investment commitments in countries with freely convertible currencies. The market values of the foreign exchange positions, including the hedging instruments, are continuously monitored and compared with predetermined levels of acceptable risk.

    Notional amounts of foreign exchange forward and option contracts outstanding were $456 and $170 as of December 31, 1995 and 1994, respectively, with maturities of one year or less. These contracts were primarily for the purchase of Dutch guilders and British pounds in 1995 and British pounds in 1994.

    The Media Group had foreign exchange risks associated with a Dutch guilder-denominated payable in the translated principal amount of $216 at December 31, 1995, and British pound-denominated receivables in the translated principal amounts of $139 and $48 at December 31, 1995 and 1994, respectively, of which $63 and $48 of these respective balances are with a wholly owned subsidiary. These positions were hedged in 1995.

DISPOSITION OF THE CAPITAL ASSETS SEGMENT

    U S WEST announced a plan of disposition of the capital assets segment in June 1993. See the Media Group Combined Financial Statements -- Note 20: Net Investment in Assets Held for Sale. In December 1993, U S WEST sold $2.0 billion of finance receivables and the business of U S WEST Financial Services, Inc. to NationsBank Corporation. Proceeds from the sale of $2.1 billion were used to repay related debt.

    During 1994, U S WEST reduced its ownership interest in FSA, a member of the capital assets segment, to 60.9 percent and its voting interest to 49.8 percent through a series of transactions. In May and June 1994, U S WEST sold 8.1 million shares of FSA common stock and received $154 in net proceeds from the public offering. In December 1995, FSA merged with Capital Guaranty Corporation for shares of FSA and cash of $51. The transaction was valued at approximately $203 and reduced U S WEST's ownership interest in FSA to 50.3 percent and its voting interest to 41.7 percent. U S WEST expects to monetize and ultimately reduce its ownership in FSA through the issuance of Debt Exchangeable for Common Stock ("DECS") in 1996. At maturity, each DECS will be mandatorily exchanged by U S WEST for FSA common stock held by U S WEST or, at U S WEST's option, redeemed at the cash equivalent.

    On September 2, 1994, U S WEST issued to Fund American Enterprises Holdings Inc. ("FFC") 50,000 shares of cumulative redeemable preferred stock for a total of $50. The shares are mandatorily redeemable in year ten and, at the option of FFC, the preferred stock also can be redeemed for common shares of FSA.

    U S WEST Real Estate, Inc. has sold various properties totaling $120, $327 and $66 in 1995, 1994 and 1993, respectively. The sales proceeds were in line with estimates. Proceeds from building sales were primarily used to repay related debt. U S WEST has completed construction of existing buildings in the commercial real estate portfolio and expects to substantially complete liquidation of this portfolio by 1998. The remaining balance of assets subject to sale is approximately $490, net of reserves, as of December 31, 1995.

COMPETITIVE STRATEGY

    The Media Group's strategy is based on the belief that communication and commerce are migrating from other mediums to electronic networks. Over time, this global phenomenon will result in networks

                              U S WEST MEDIA GROUP
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
replacing traditional distribution channels. To meet the needs of this growing market, the Media Group provides local connections and then integrates market-based service offerings to meet the needs of end users. The Media Group executes this strategy through three lines of business -- cable and telecommunications, wireless and directory and information services -- in selected high-growth markets worldwide.

COMPETITIVE AND REGULATORY ENVIRONMENT

    CABLE AND TELECOMMUNICATIONS The Telecommunications Act of 1996 (the "1996 Act") opens competition by permitting local telephone companies, long-distance carriers and cable television companies to enter each other's businesses. This legislation will enable the Media Group to provide "one-stop shopping" for voice, video and data services, a key objective of the Media Group. The Media Group is currently in the process of negotiating reasonable and non-discriminatory local interconnection rates, terms and conditions with BellSouth and is planning on entering the local exchange market, through the Atlanta Systems, on a competitive basis by the end of 1996.

    The Atlanta Systems generally compete for viewer attention with programming from a variety of sources, including the direct reception of broadcast television signals by the viewer's own antenna, satellite master antenna service and direct broadcast satellite services. Cable television systems are also in competition for both viewers and advertising in varying degrees with other communications and entertainment media. Such competition may increase with the development and growth of new technologies.

    The 1996 Act has amended certain aspects of the Cable Television Consumer Protection and Competition Act of 1992 ("the 1992 Cable Act"). Under the 1996
Act, cable rates are deregulated effective March 31, 1999, or earlier if competition exists. In addition, the provisions of the 1996 Act simplify the process of filing rate complaints, relax uniform rate requirements and subscriber notice provisions, expand the definition of effective competition and eliminate certain restrictions on the sale of cable systems. Current program access restrictions applying to cable operators are extended to common carriers by the 1996 Act. The 1996 Act also eliminates certain cross-ownership restrictions between cable operators, broadcasters and multichannel, multipoint distribution system operators.

    Cable television systems are also subject to local regulation, typically imposed through the franchising process. Local officials may be involved in the initial franchise selection, system design and construction, safety, rate regulation, customer service standards, billing practices, community-related programming and services, franchise renewal and imposition of franchise fees.

    In 1995, the Georgia legislature removed the legal prohibition on local telephone competition by authorizing competition in local telephone exchange service. The Media Group has received certification from the Georgia Public Service Commission to provide local switched and nonswitched telephone service in Georgia and, with the passage of the 1996 Act, certain long-distance services.

                              U S WEST MEDIA GROUP
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

    WIRELESS COMMUNICATIONS There are two competitive cellular licenses in each market. Competition is based on the price of cellular service, the quality of the service and the size of the geographic area served. The development of PCS services will increase the number of competitors and the level of competition. The Media Group is unable to estimate the impact of the availability of PCS services on its cellular operations, though it could be significant.

    The wireless operations are subject to regulation by federal and some state and local authorities. The construction and transfer of cellular systems in the United States are regulated by the FCC pursuant to the Communications Act of 1934. The FCC regulates construction and operation of cellular systems and licensing and technical standards for the provision of cellular telephone service. Pursuant to Congress' 1993 Omnibus Budget Reconciliation Act, the FCC adopted rules preempting state and local governments from regulating wireless entry and most rates.

    The passage of the 1996 Act eliminates long-distance restrictions imposed by the Modified Final Judgment ("MFJ"). As a result, the Media Group, including its wireless partners, are now able to offer integrated local and long-distance services. The 1996 Act also permits the Media Group to enter into activities related to the manufacture of telecommunications equipment.

    DIRECTORY AND INFORMATION SERVICES The Media Group may face emerging competition in the provision of interactive services from cable and entertainment companies, on-line services and other information providers. Directory listings are beginning to be offered via electronic databases through telephone company and third party networks. As such offerings expand and are enhanced through interactivity and other features, the Media Group may experience heightened competition in its directory publishing businesses. With the passage of the 1996 Act, the Media Group will be able to provide certain information services across LATA boundaries. The Media Group will continue to expand its core products and develop and package new information products to meet its customers' needs.

                              U S WEST MEDIA GROUP
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

SELECTED PROPORTIONATE FINANCIAL DATA

    The following table shows the entities included in the Media Group Combined Financial Statements and the percent ownership by industry segment. The proportionate financial and operating data for these entities are summarized in the proportionate data table that follows:

                                                                                  DIRECTORY AND INFORMATION
             CABLE AND TELECOMMUNICATIONS        WIRELESS COMMUNICATIONS                   SERVICES
           --------------------------------  --------------------------------  --------------------------------
              DOMESTIC       INTERNATIONAL      DOMESTIC       INTERNATIONAL      DOMESTIC       INTERNATIONAL
           ---------------  ---------------  ---------------  ---------------  ---------------  ---------------
    C
    O
    N                                                                                               Thomson
    S                                                                                             Directories
    O                                                                             U S WEST           (UK)
    L      Atlanta Systems                      U S WEST                          Marketing          100%
    I           100%                            NewVector                      Resources Group     U S WEST
    D                                            92% (1)                            100%            Polska
    A                                                                                              (Poland)
    T                                                                                                100%
    E
    D
                               TeleWest
                                 (UK)                             Mercury
                                 26.8%                           One 2 One
                            TeleWest Europe                        (UK)
                               (Norway,                             50%
                                Sweden,                           Westel
                               Hungary)                        Radiotelefon
                                Varies                           (Hungary)
                              A2000 (KTA)                           49%
    E                        (Netherlands)                      Westel 900
    Q                             50%                            (Hungary)                          Listel
    U            TWE          Kabel Plus                            47%                            (Brazil)
    I          25.51%           (Czech                            EuroTel                             50%
    T                          Republic)                      (Czech & Slovak
    Y                             29%                           Republics)
                               Binariang                           24.5%
                            Communications                        Russian
                                Sdn Bhd                       Telecommunications
                              (Malaysia)                        Development
                                  20%                              Corp.
                               ARIAWEST                          (Russia)
                              (Indonesia)                           67%
                                  35%

------------------------------

(1) Proportionate information reflects an approximate 8 percent minority interest in NewVector's underlying operations.

                              U S WEST MEDIA GROUP
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

SELECTED PROPORTIONATE FINANCIAL DATA (CONTINUED)
    The following table and discussion is not required by GAAP or intended to replace the Combined Financial Statements prepared in accordance with GAAP. It is presented supplementally because the Media Group believes that proportionate financial and operating data facilitate the understanding and assessment of its Combined Financial Statements. Proportionate accounting reflects the Media Group's relative ownership interests in operating revenues and expenses for both its consolidated and equity method investments. The financial information included below departs materially from GAAP because it aggregates the revenues and operating income of entities not controlled by the Media Group with those of the consolidated operations of the Media Group. The following table includes allocations of Media Group corporate activity. The table does not reflect financial data of the capital assets segment, which had net assets of $429, $302 and $554 at December 31, 1995, 1994 and 1993, respectively. Previously reported amounts have been reclassified to conform with current year presentation.

                                                CABLE AND                WIRELESS             DIRECTORY AND
                                            TELECOMMUNICATIONS        COMMUNICATIONS       INFORMATION SERVICES
                                         ------------------------  --------------------  ------------------------
                                         DOMESTIC(1)   INTERN'L    DOMESTIC   INTERN'L    DOMESTIC     INTERN'L      TOTAL
                                         -----------  -----------  ---------  ---------  -----------  -----------  ---------
FINANCIAL DATA:

YEAR ENDED 1995
Revenue................................   $   2,661    $     128   $     824  $     295   $   1,065    $     142   $   5,115
EBITDA (2).............................         589          (55)        226        (40)        426            3       1,149
Operating income (loss)................         181         (117)        116        (92)        398          (10)        476
Income (loss) before extraordinary
 item..................................         (68)          18          50        (80)        238          (13)        145
Debt...................................                                                                                4,417
YEAR ENDED 1994
Revenue................................   $   2,196    $      85   $     662  $     186   $   1,005    $      79   $   4,213
EBITDA (2).............................         436          (42)        161        (68)        413            2         902
Operating income (loss)................         120          (73)         76       (103)        389           (8)        401
Income (loss) from continuing
 operations............................         (42)          65          74        (68)        251           (4)        276
Debt...................................                                                                                3,865
YEAR ENDED 1993
Revenue................................   $     568    $      59   $     487  $      78   $     958    $       7   $   2,157
EBITDA (2).............................          81          (42)        121        (48)        418           (3)        527
Operating income (loss)................          (7)         (64)        (25)       (53)        347           (3)        195
Income (loss) from continuing
 operations............................         (31)         (49)        (31)       (22)        221           (3)         85
Debt...................................                                                                                3,492

                              U S WEST MEDIA GROUP
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

SELECTED PROPORTIONATE FINANCIAL DATA (CONTINUED)

                                                CABLE AND                WIRELESS             DIRECTORY AND
                                            TELECOMMUNICATIONS        COMMUNICATIONS       INFORMATION SERVICES
                                         ------------------------  --------------------  ------------------------
                                         DOMESTIC(1)   INTERN'L    DOMESTIC   INTERN'L    DOMESTIC     INTERN'L      TOTAL
                                         -----------  -----------  ---------  ---------  -----------  -----------  ---------
OPERATING DATA (THOUSANDS):

YEAR ENDED 1995
Subscribers/advertisers................       2,945          617       1,339        308         479          271       5,959
Homes passed...........................       4,551        1,172      --         --          --           --           5,723
POPs (3)...............................      --           --          33,800     44,300      --           --          78,100
Telephone lines........................      --              141      --         --          --           --             141
YEAR ENDED 1994
Subscribers/advertisers................       2,407          226         817        169         468          147       4,234
Homes passed...........................       3,952          576      --         --          --           --           4,528
POPs (3)...............................      --           --          18,900     38,300      --           --          57,200
Telephone lines........................      --               69      --         --          --           --              69
YEAR ENDED 1993
Subscribers/advertisers................       1,837          215         509         41         459           25       3,086
Homes passed...........................       3,061          524      --         --          --           --           3,585
POPs (3)...............................      --           --          18,200     38,300      --           --          56,500
Telephone lines........................      --               44      --         --          --           --              44

------------------------------
(1)
  The proportionate results include the Media Group's 25.51 percent pro-rata priority and residual equity interests in reported TWE results. The reported TWE results are prepared in accordance with GAAP and have not been adjusted to report TWE investments accounted for under the equity method on a proportionate basis.

(2)
  Proportionate EBITDA represents the Media Group's equity interest in the entities multiplied by the entities' EBITDA. 1993 EBITDA excludes restructuring charges of $59 and $50 related to the domestic wireless and directory and information services segments, respectively.

(3)
  POPs are the estimated market population multiplied by U S WEST's ownership interest in the market.

PROPORTIONATE RESULTS OF OPERATIONS -- 1995 COMPARED WITH 1994

    In 1995, proportionate Media Group revenue increased 17 percent, to $5.12 billion, and EBITDA increased 17 percent, to $1.15 billion, excluding the one-time impacts of the 1994 Atlanta Systems acquisition and the sale of paging operations. Strong growth in both domestic cable and telecommunications and wireless communications contributed to the increases.

    CABLE AND TELECOMMUNICATIONS During 1995, proportionate revenue for the Media Group domestic cable and telecommunications operations increased 12 percent, to $2,661, and proportionate EBITDA increased 11 percent, to $589, excluding the one-time impact of the 1994 acquisition of the Atlanta systems. Proportionate revenue and EBITDA growth is primarily due to the TWE cable, programming and filmed entertainment operations. Cable growth is attributed to subscriber growth of nearly six percent, excluding the impact of 1995 TWE cable transactions, as well as increases in advertising and pay per view revenues.

    During 1995, international cable and telecommunications proportionate revenue increased $43, to $128, and proportionate EBITDA decreased $13 to ($55). Results for new ventures in the Czech Republic, Netherlands and Malaysia, have been included in the proportionate results beginning with the fourth quarter of 1995. The new ventures contributed revenue of $10 and EBITDA of ($14), which reflect the start-up nature of the operations.

    WIRELESS COMMUNICATIONS   During 1995, proportionate  revenue for the  Media
Group   domestic  wireless  operations  increased   30  percent,  to  $824,  and
proportionate EBITDA increased 52 percent, to $226,

                              U S WEST MEDIA GROUP
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

SELECTED PROPORTIONATE FINANCIAL DATA (CONTINUED)
excluding  the  effect  of  the  paging  business,  which  was  sold  in   1994.
Proportionate  cellular service revenue  increased 39 percent,  to $736 in 1995.
This increase is due to a 64 percent increase in proportionate subscribers partially offset by a decrease in average revenue per subscriber.

    During 1995, international wireless communications proportionate revenue increased $109, to $295, and proportionate EBITDA increased $28, to ($40). Venture results for Indonesia and Russia have been included in the proportionate results beginning with the fourth quarter of 1995. These ventures contributed revenue of $9 and EBITDA of ($4), which reflect the start-up nature of the operations.

    DIRECTORY AND INFORMATION SERVICES Proportionate revenue for domestic directory and information services increased 6 percent, to $1,065 in 1995, and proportionate EBITDA increased 3 percent, to $426. The proportionate revenue increase is due to price and volume increases. Revenue increases were partially offset by reinvestments in the business, resulting in the 3 percent increase in EBITDA.

    Proportionate revenue for international directories businesses increased $63, to $142 in 1995, and proportionate EBITDA increased $1, to $3. Results for Listel, a Brazilian directories operation, have been included in the Media Group proportionate results beginning with the fourth quarter 1995. Listel contributed proportionate revenue of $18 and EBITDA of $2.

PROPORTIONATE DEBT

    Proportionate debt increased $552 in 1995. The increase is primarily related to the Media Group's international investments. Both TeleWest and One 2 One raised cash through the issuance of debt in 1995, primarily to fund the continued expansion of their businesses.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareowners of U S WEST, Inc.:

    We have audited the Combined Balance Sheets of U S WEST Media Group (as described in Note 2 to the Combined Financial Statements) as of December 31, 1995 and 1994, and the related Combined Statements of Operations and Cash Flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of U S WEST Media Group as of December 31, 1995 and 1994, and the combined results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

    As more fully discussed in Note 2, the Combined Financial Statements of U S WEST Media Group should be read in connection with the audited Consolidated Financial Statements of U S WEST, Inc.

    We have also audited the Supplementary Selected Proportionate Results of Operations for the three years in the period ended December 31, 1995, presented on page D-55. The Supplementary Selected Proportionate Results of Operations have been prepared by management to present relevant financial information that is not provided by the Consolidated Financial Statements and is not intended to be a presentation in accordance with generally accepted accounting principles. In our opinion, the Supplementary Selected Proportionate Results of Operations referred to above presents fairly, in all material respects, the information set forth therein on the basis of accounting described on page D-55.

COOPERS & LYBRAND L.L.P.

Denver, Colorado
February 12, 1996, except for note 5, paragraph 3, as to which the date is February 27, 1996

                              U S WEST MEDIA GROUP
                       COMBINED STATEMENTS OF OPERATIONS

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                   -------------------------------
                                                                                     1995       1994       1993
                                                                                   ---------  ---------  ---------
                                                                                   DOLLARS IN MILLIONS (EXCEPT PER
                                                                                           SHARE AMOUNTS)
Sales and other revenues:
  Directory and information services.............................................  $   1,180  $   1,075  $     956
  Wireless communications........................................................        941        781        561
  Cable and telecommunications...................................................        215         18     --
  Other..........................................................................         38         34         32
                                                                                   ---------  ---------  ---------
    Total sales and other revenues...............................................      2,374      1,908      1,549
Operating expenses:
  Cost of sales and other revenues...............................................        772        612        457
  Selling, general and administrative expenses...................................        886        763        607
  Depreciation and amortization..................................................        249        144        127
  Restructuring charge...........................................................     --         --            120
                                                                                   ---------  ---------  ---------
    Total operating expenses.....................................................      1,907      1,519      1,311
                                                                                   ---------  ---------  ---------
Income from operations...........................................................        467        389        238
Interest expense.................................................................        100         66         27
Equity losses in unconsolidated ventures.........................................        207        121         74
Gains on merger and partial sale of joint venture interest.......................        157        164     --
Gain on sale of paging assets....................................................     --             68     --
Guaranteed minority interest expense.............................................         14     --         --
Other income -- net..............................................................          5         46          9
                                                                                   ---------  ---------  ---------
Income from continuing operations before income taxes and extraordinary item.....        308        480        146
Provision for income taxes.......................................................        163        204         61
                                                                                   ---------  ---------  ---------
Income from continuing operations before extraordinary item......................        145        276         85
Discontinued operations..........................................................     --         --            (82)
                                                                                   ---------  ---------  ---------
Income before extraordinary item.................................................        145        276          3
Extraordinary item -- early extinguishment of debt, net of tax...................         (4)    --         --
                                                                                   ---------  ---------  ---------
NET INCOME.......................................................................  $     141  $     276  $       3
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Dividends on preferred stock.....................................................          3     --         --
                                                                                   ---------  ---------  ---------
EARNINGS AVAILABLE FOR COMMON STOCK..............................................  $     138  $     276  $       3
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Pro forma earnings per common share:
  Income before extraordinary item...............................................  $    0.30  $    0.61
  Extraordinary item -- early extinguishment of debt, net of tax.................       (.01)    --
                                                                                   ---------  ---------
PRO FORMA EARNINGS PER COMMON SHARE..............................................  $    0.29  $    0.61
                                                                                   ---------  ---------
                                                                                   ---------  ---------
PRO FORMA AVERAGE COMMON SHARES
 OUTSTANDING (thousands).........................................................    470,549    453,316
                                                                                   ---------  ---------
                                                                                   ---------  ---------

The accompanying notes are an integral part of the Combined Financial Statements

                              U S WEST MEDIA GROUP
                            COMBINED BALANCE SHEETS

                                     ASSETS

                                                                                                  DECEMBER 31,
                                                                                              --------------------
                                                                                                1995       1994
                                                                                              ---------  ---------
                                                                                              DOLLARS IN MILLIONS
Current assets:
  Cash and cash equivalents.................................................................  $      20  $      93
  Accounts and notes receivable, less allowance for
   credit losses of $58 and $33, respectively...............................................        287        212
  Deferred directory costs..................................................................        247        234
  Receivable from Communications Group......................................................        106        109
  Deferred tax asset........................................................................         24         52
  Other.....................................................................................         57         56
                                                                                              ---------  ---------
Total current assets........................................................................        741        756
                                                                                              ---------  ---------
Property, plant and equipment -- net........................................................      1,148        956
Investment in Time Warner Entertainment.....................................................      2,483      2,522
Intangible assets -- net....................................................................      1,798      1,858
Investments in international ventures.......................................................      1,511        881
Net investment in assets held for sale......................................................        429        302
Other assets................................................................................        505        119
                                                                                              ---------  ---------
Total assets................................................................................  $   8,615  $   7,394
                                                                                              ---------  ---------
                                                                                              ---------  ---------

                                              LIABILITIES AND EQUITY
Current liabilities:
  Short-term debt...........................................................................  $     836  $   1,229
  Accounts payable..........................................................................        235        170
  Deferred revenue and customer deposits....................................................         87         76
  Other.....................................................................................        411        458
                                                                                              ---------  ---------
Total current liabilities...................................................................      1,569      1,933
                                                                                              ---------  ---------
Long-term debt..............................................................................      1,265        585
Deferred income taxes.......................................................................        382        344
Deferred credits and other..................................................................        276        278
Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding
 solely Company-guaranteed debentures.......................................................        600     --
Preferred stock subject to mandatory redemption.............................................         51         51
Media Group equity..........................................................................      4,599      4,390
Company LESOP guarantee.....................................................................       (127)      (187)
                                                                                              ---------  ---------
Total equity................................................................................      4,472      4,203
                                                                                              ---------  ---------
Total liabilities and equity................................................................  $   8,615  $   7,394
                                                                                              ---------  ---------
                                                                                              ---------  ---------
Contingencies (see Note 6 to the Combined Financial Statements)

The accompanying notes are an integral part of the Combined Financial Statements

                              U S WEST MEDIA GROUP
                       COMBINED STATEMENTS OF CASH FLOWS

                                                                                          YEAR ENDED DECEMBER 31,
                                                                                      -------------------------------
                                                                                        1995       1994       1993
                                                                                      ---------  ---------  ---------
                                                                                            DOLLARS IN MILLIONS
OPERATING ACTIVITIES
  Net income........................................................................  $     141  $     276  $       3
  Adjustments to net income:
    Restructuring charge............................................................     --         --            120
    Depreciation and amortization...................................................        249        144        127
    Equity losses in unconsolidated ventures........................................        207        121         74
    Gains on merger and partial sale of joint venture interest......................       (157)      (164)    --
    Gain on sale of paging assets...................................................     --            (68)    --
    Deferred income taxes and amortization of investment tax credits................        102        147        (34)
    Provision for uncollectibles....................................................         55         36         27
    Discontinued operations.........................................................     --         --             82
  Changes in operating assets and liabilities:
    Restructuring payments..........................................................        (19)       (10)    --
    Accounts and notes receivable...................................................       (103)       (76)       (39)
    Deferred directory costs, prepaid and other.....................................        (28)       (52)       (33)
    Accounts payable and accrued liabilities........................................         36        143         63
  Other -- net......................................................................        157         54        133
                                                                                      ---------  ---------  ---------
  Cash provided by operating activities.............................................        640        551        523
                                                                                      ---------  ---------  ---------
INVESTING ACTIVITIES
  Expenditures for property, plant and equipment....................................       (363)      (349)      (193)
  Investment in Time Warner Entertainment...........................................     --         --         (1,557)
  Investments in international ventures.............................................       (681)      (350)      (230)
  Investment in PCS licenses........................................................       (286)    --         --
  Investment in Atlanta Systems.....................................................     --           (745)    --
  Proceeds from sale of paging assets...............................................     --            143     --
  Other -- net......................................................................         92       (121)        (7)
                                                                                      ---------  ---------  ---------
  Cash (used for) investing activities..............................................     (1,238)    (1,422)    (1,987)
                                                                                      ---------  ---------  ---------
FINANCING ACTIVITIES
  Net (repayments of) proceeds from short-term debt.................................       (449)       936     --
  Repayments of long-term debt......................................................       (724)      (316)      (143)
  Proceeds from issuance of long-term debt..........................................      1,085     --         --
  Proceeds from issuance of trust originated preferred securities -- net............        581     --         --
  Proceeds from issuance of common stock............................................         57        323        794
  Proceeds from issuance of preferred stock.........................................     --             50     --
  Repayment of advance from Communications Group....................................     --         --            153
  Other -- net......................................................................        (25)    --         --
                                                                                      ---------  ---------  ---------
  Cash provided by financing activities.............................................        525        993        804
                                                                                      ---------  ---------  ---------
  Cash (used for) provided by continuing operations.................................        (73)       122       (660)
  Cash (to) from discontinued operations............................................     --           (101)       610
                                                                                      ---------  ---------  ---------
CASH AND CASH EQUIVALENTS
  Increase (decrease)...............................................................        (73)        21        (50)
  Beginning balance.................................................................         93         72        122
                                                                                      ---------  ---------  ---------
  Ending balance....................................................................  $      20  $      93  $      72
                                                                                      ---------  ---------  ---------
                                                                                      ---------  ---------  ---------

The accompanying notes are an integral part of the Combined Financial Statements

                              U S WEST MEDIA GROUP
                     NOTES TO COMBINED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                             (DOLLARS IN MILLIONS)

NOTE 1: RECAPITALIZATION PLAN
    On October 31, 1995, the shareholders of U S WEST, Inc., a Colorado corporation ("U S WEST Colorado") voted to approve a proposal (the "Recapitalization Plan") adopted by the Board of Directors of U S WEST, Inc. (the "Board") to reincorporate in Delaware and create two classes of common stock that are intended to reflect separately the performance of the communications and multimedia businesses. Under the Recapitalization Plan, shareholders approved an Agreement and Plan of Merger between U S WEST Colorado and U S WEST, Inc., a Delaware corporation ("U S WEST" or "Company"), pursuant to which U S WEST continues as the surviving corporation. In connection with the merger, the Certificate of Incorporation of U S WEST has been amended and restated to designate two classes of common stock of U S WEST, one class of which is authorized as U S WEST Communications Group Common Stock ("Communications Stock"), and the other class which is authorized as U S WEST Media Group Common Stock ("Media Stock"). Effective November 1, 1995, each share of common stock of U S WEST Colorado was converted into one share each of Communications Stock and Media Stock.

    The Communications Stock and Media Stock provide shareholders with two distinct securities that are intended to reflect separately the communications businesses of U S WEST (the "Communications Group") and the multimedia businesses of U S WEST (the "Media Group" and, together with the Communications Group, the "Groups").

    The Communications Group is comprised of U S WEST Communications, Inc. ("U S WEST Communications"), U S WEST Communications Services, Inc., U S WEST Federal Services, Inc., U S WEST Advanced Technologies, Inc. and U S WEST Business Resources, Inc. The Communications Group primarily provides regulated communications services to more than 25 million residential and business customers within a 14 state region.

    The Media Group is comprised of U S WEST Marketing Resources Group, Inc., which publishes White and Yellow Pages telephone directories, and provides directory and information services, U S WEST NewVector Group, Inc., which provides communications and information products and services over wireless networks, U S WEST Multimedia Communications, Inc., which owns domestic cable television operations and investments, and U S WEST International Holdings, Inc., which primarily owns investments in international cable and telecommunications, wireless communications and directory publishing operations.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS  OF  PRESENTATION   The Combined  Financial  Statements of  the Groups
comprise all of the accounts included in the corresponding Consolidated Financial Statements of U S WEST. Investments in less than majority-owned ventures are generally accounted for using the equity method. The separate Group Combined Financial Statements have been prepared on a basis that management believes to be reasonable and appropriate and include: (i) the combined historical balance sheets, results of operations and cash flows of the businesses that comprise each of the Groups, with all significant intra-group amounts and transactions eliminated; (ii) in the case of the Communications Group Combined Financial Statements, certain corporate assets and liabilities of U S WEST and related transactions identified with the Communications Group;
(iii) in the case of the Media Group Combined Financial Statements, all other corporate assets and liabilities and related transactions of U S WEST; and (iv) an allocated portion of the corporate expense of U S WEST. Transactions between the Communications Group and the Media Group have not been eliminated.

    Notwithstanding the allocation of assets and liabilities (including contingent liabilities) and stockholders' equity between the Communications Group and the Media Group for the purpose of preparing the respective financial statements of such Group, holders of Communications Stock and Media Stock are subject to risks associated with an investment in a single company and all of U S WEST's businesses, assets and liabilities. Such allocation of assets and liabilities and change in the equity structure of U S WEST does

                              U S WEST MEDIA GROUP
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) not result in a distribution or spin-off to shareholders of any assets or liabilities of U S WEST or any of its subsidiaries or otherwise affect responsibility for the liabilities of U S WEST or such subsidiaries. As a result, the rights of the holders of U S WEST's or any of its subsidiaries' debt are not affected. Financial effects arising from either Group that affect U S WEST's results of operations or financial condition could, if significant, affect the results of operations or financial position of the other Group or the market price of the class of common stock relating to the other Group. Any net losses of the Communications Group or the Media Group, and dividends or distributions on, or repurchases of Communications Stock, Media Stock or preferred stock, will reduce the funds of U S WEST legally available for payment of dividends on both the Communications Stock and Media Stock. Accordingly, the Media Group Combined Financial Statements should be read in conjunction with U S WEST's Consolidated Financial Statements and the Communications Group Combined Financial Statements.

    The accounting policies described herein applicable to the preparation of the Combined Financial Statements of the Media Group may be modified or rescinded at the sole discretion of the Board without approval of the stockholders, although there is no present intention to do so. The Board may also adopt additional policies depending on the circumstances. Any determination of the Board to modify or rescind such policies, or to add additional policies, including any decision that would have disparate impacts upon holders of Communications Stock and Media Stock, would be made by the Board in good faith and in the honest belief that such decision is in the best interests of all U S WEST stockholders, including the holders of Communications Stock and the holders of Media Stock. In making such determination, the Board may also consider regulatory requirements imposed on U S WEST Communications by the public utility commissions of various states and the Federal Communications Commission. In addition, generally accepted accounting principles require that any change in accounting policy be preferable (in accordance with such principles) to the policy previously established.

    Certain reclassifications within the Combined Financial Statements have been made to conform to the current year presentation.

    ALLOCATION OF SHARED SERVICES Certain costs relating to U S WEST's general and administrative services (including certain executive management, legal, accounting and auditing, tax, treasury, strategic planning and public policy services) are directly assigned by U S WEST to each Group, and segment within the Group, based on actual utilization or are allocated based on each Group's operating expenses, number of employees, external revenues, average capital and/or average equity. Beginning in 1996, certain shared services will no longer be allocated to each segment of the Media Group but will be retained at Media Group headquarters. U S WEST charges each Group for such services at fully distributed cost. These direct and indirect allocations were $55, $38 and $43 in 1995, 1994 and 1993, respectively. In 1995, the direct allocations comprised approximately 40 percent of the total shared corporate services allocated to the Media Group. It is not practicable to provide a detailed estimate of the expenses which would be recognized if the Media Group were a separate legal entity. However, U S WEST believes that under the Recapitalization Plan each Group would benefit from synergy's with the other, including lower operating costs than might be incurred if each Group was a separate legal entity.

    ALLOCATION OF INCOME TAXES Federal, state and local income taxes, which are determined on a consolidated or combined basis, are allocated to each Group in accordance with tax sharing agreements between U S WEST and the entities within the Groups. The allocations will generally reflect each Group's contribution (positive or negative) to consolidated taxable income and consolidated tax credits. A Group will be compensated only at such time as, and to the extent that, its tax attributes are utilized by U S WEST in a combined or consolidated income tax filing. Federal and state tax refunds and carryforwards or carrybacks of tax attributes will generally be allocated to the Group to which such tax attributes relate.

                              U S WEST MEDIA GROUP
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The Media Group includes members which operate in states where U S WEST does not file consolidated or combined state income tax returns. Separate state income tax returns are filed by these members in accordance with the respective states' laws and regulations. The members record a tax provision on a separate company basis in accordance with the requirements of Statement of Financial Accounting Standard ("SFAS") No. 109.

    GROUP FINANCING Financing activities for the Media Group and the nonregulated Communications Group businesses, including the issuance, repayment and repurchase of short-term and long-term debt, and the issuance and repurchase of preferred securities, are managed by U S WEST on a centralized basis. Financing activities for U S WEST Communications are separately identified and accounted for in U S WEST's records and U S WEST Communications conducts its own borrowing activities. Debt incurred and investments made by U S WEST and its subsidiaries on behalf of the Media Group are specifically allocated to and reflected on the financial statements of the Media Group. Debt incurred and investments made by U S WEST and its subsidiaries on behalf of the nonregulated businesses of the Communications Group and all debt incurred and investments made by U S WEST Communications are specifically allocated to and reflected on the financial statements of the Communications Group. Debt incurred by U S WEST or a subsidiary on behalf of a Group is charged to such Group at the borrowing rate of U S WEST or such subsidiary.

    As of November 1, 1995, the effective date of the Recapitalization Plan, U S WEST does not intend to transfer funds between the Groups, except for certain short-term, ordinary course advances of funds at market rates associated with U S WEST's centralized cash management. Such short-term transfers of funds will be accounted for as short-term loans between the Groups bearing interest at the market rate at which management determines the borrowing Group could obtain funds on a short-term basis. If the Board, in its sole discretion, determines that a transfer of funds between the Groups should be accounted for as a long-term loan, the Board would establish the terms on which such loan would be made, including the interest rate, amortization schedule, maturity and redemption terms. Such terms would generally reflect the then prevailing terms upon which management determines such Group could borrow funds on a similar basis. The financial statements of the lending Group will be credited, and the financial statements of the borrowing Group will be charged, with the amount of any such loan, as well as with periodic interest accruing thereon. The Board may determine that a transfer of funds from the Communications Group to the Media Group should be accounted for as an equity contribution, in which case an inter-group interest (determined by the Board based on the then current market value of shares of Media Stock) will either be created or increased, as applicable. Similarly, if an inter-group interest exists, the Board may determine that a transfer of funds from the Media Group to the Communications Group should be accounted for as a reduction in the inter-group interest.

    DIVIDENDS Under the Recapitalization Plan, U S WEST intends to retain future earnings of the Media Group, if any, for the development of the Media Group's businesses and does not anticipate paying dividends to the Media Group shareholders in the foreseeable future.

    EARNINGS PER COMMON SHARE Earnings per common share for 1995 and 1994 have been presented on a pro forma basis to reflect the Media Group's Stock as if it had been outstanding since January 1, 1994. For periods prior to the recapitalization, the average common shares outstanding are assumed to be equal to the average common shares outstanding for U S WEST.

    INDUSTRY SEGMENTS The businesses comprising the Media Group operate in four industry segments, as defined in SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," consisting of directory and information services, wireless communications, cable and telecommunications and the capital assets segment, which is held for sale.

                              U S WEST MEDIA GROUP
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Prior to January 1, 1995, the capital assets segment was accounted for as discontinued operations. Effective January 1, 1995, the capital assets segment has been accounted for as a net investment in assets held for sale, as discussed in Note 20 to the Media Group Combined Financial Statements.

    USE OF ESTIMATES The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

    CASH AND CASH EQUIVALENTS Cash and cash equivalents include highly liquid investments with original maturities of three months or less that are readily convertible into cash and are not subject to significant risk from fluctuations in interest rates.

    PROPERTY, PLANT  AND  EQUIPMENT    The investment  in  property,  plant  and
equipment is carried at cost, less accumulated depreciation. Additions, replacements and substantial betterments are capitalized. All other repairs and maintenance costs are expensed as incurred.

    Interest related to qualifying construction projects, including construction projects of equity method investees, is capitalized and reflected as a reduction of interest expense. Amounts capitalized by the Media Group were $33, $8 and $5 in 1995, 1994 and 1993, respectively.

    Depreciation is calculated using the straight-line method. When such depreciable property, plant and equipment is retired or sold, the resulting gain or loss is included in income.

    INTANGIBLE ASSETS Intangible assets are recorded when the cost of acquired companies exceeds the fair value of their tangible assets. The costs of identified intangible assets and goodwill are amortized by the straight-line method over periods ranging from five to forty years. These assets are evaluated, with other related assets, for impairment using a discounted cash flow methodology.

    FOREIGN CURRENCY TRANSLATION Assets and liabilities of international investments are translated at year-end exchange rates, and income statement items are translated at average exchanges rates for the year. Resulting translation adjustments are recorded as a separate component of equity. Gains and losses resulting from foreign currency transactions are included in income.

    FINANCIAL INSTRUMENTS Net interest received or paid on interest rate swaps is recognized over the life of the swaps as an adjustment to interest expense. Foreign exchange contracts designated as hedges of firm equity investment commitments are carried at market value, with gains and losses recorded in equity until sale of the investment. Forward contracts designated as hedges of foreign denominated loans are recorded at market value, with gains and losses recorded in income.

    INVESTMENTS IN DEBT SECURITIES Debt securities are classified as available for sale and are carried at fair market value with unrealized gains and losses included in equity.

    REVENUE RECOGNITION AND DEFERRED DIRECTORY COSTS Cellular access and cable television revenues are generally billed monthly, in advance, and revenues are recognized the following month when services are provided. Revenues derived from wireless airtime usage are billed and recorded monthly as services are provided.

    Directory advertising revenues and related directory costs of selling, composition, printing and distribution are generally deferred and recognized over the period during which directories are used, normally 12 months. For international operations, directory advertising revenues and related directory costs are deferred and recognized upon publication.

    INCOME TAXES The provision for income taxes consists of an amount for taxes currently payable and an amount for tax consequences deferred to future periods in accordance with SFAS No. 109. U S WEST

                              U S WEST MEDIA GROUP
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) implemented SFAS No. 109, "Accounting for Income Taxes" in 1993. Adoption of the new standard did not have a material effect on the financial position or results of operations, primarily because of U S WEST's earlier adoption of SFAS No. 96.

    NEW ACCOUNTING STANDARDS In 1996, U S WEST will adopt SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires that long-lived assets and associated intangibles be written down to fair value whenever an impairment review indicates that the carrying value cannot be recovered on an undiscounted cash flow basis. SFAS No. 121 also requires that a company no longer record depreciation expense on assets held for sale. U S WEST expects that the adoption of SFAS No. 121 will not have a material effect on its financial position or results of operations.

    In 1996, U S WEST will adopt SFAS No. 123, "Accounting for Stock-Based Compensation." This standard establishes a fair value method for accounting for stock-based compensation plans either through recognition or disclosure. U S WEST will adopt this standard through compliance with the disclosure requirements set forth in SFAS No. 123. Adoption of the standard will have no impact on the financial position or results of operations of U S WEST.

NOTE 3: RELATED PARTY TRANSACTIONS

    CUSTOMER LISTS, BILLING AND COLLECTION, AND OTHER SERVICES The domestic publishing operations purchase customer lists, billing and collection and other services from the Communications Group. The data and services are purchased at market price. The charges for these services were $20, $29 and $26 in 1995, 1994 and 1993, respectively.

    TELECOMMUNICATIONS SERVICES The domestic wireless operations purchase telecommunications network access and usage from the Communications Group. The charges for these services were $40, $30 and $24 in 1995, 1994 and 1993, respectively.

NOTE 4: INDUSTRY SEGMENTS
    Industry segment data is presented for the combined operations of the Media Group. U S WEST's equity method investments and the capital assets segment, which is held for sale, are included in "Corporate and other." Supplemental Media Group information on a proportionate basis is presented in Management's Discussion and Analysis of Financial Condition and Results of Operations.

    The directory and information services segment consists of the publishing of White and Yellow Pages telephone directories, database marketing services and interactive services in domestic and international markets. The wireless communications segment provides information products and services over wireless networks in 13 western and midwestern states. The cable and telecommunications segment was created with the December 6, 1994 acquisition of cable television systems in the Atlanta metropolitan area. (See Note 5 to the Media Group Combined Financial Statements.)

                              U S WEST MEDIA GROUP
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4: INDUSTRY SEGMENTS (CONTINUED)
    Industry segment financial information follows:

                                       DIRECTORY AND                                         CORPORATE
                                        INFORMATION      WIRELESS           CABLE AND           AND
                                        SERVICES(1)   COMMUNICATIONS   TELECOMMUNICATIONS(2)  OTHER(3)    COMBINED
                                       -------------  ---------------  -------------------  -----------  -----------
1995
Sales and other revenues.............    $   1,180       $     941          $     215        $      38    $   2,374
Operating income (loss)..............          398             147                 23             (101)         467
Identifiable assets..................          583           1,439              1,466            5,127        8,615
Depreciation and amortization........           36             121                 77               15          249
Capital expenditures.................           37             277                 64               23          401
1994
Sales and other revenues.............        1,075             781                 18               34        1,908
Operating income (loss) from
 continuing operations...............          396              88             --                  (95)         389
Identifiable assets..................          613           1,286              1,459            4,036        7,394
Depreciation and amortization........           30             102                  6                6          144
Capital expenditures.................           42             274                  2               25          343
1993
Sales and other revenues.............          956             561             --                   32        1,549
Operating income (loss) from
 continuing operations (4)...........          356             (29)            --                  (89)         238
Identifiable assets..................          450           1,175             --                3,821        5,446
Depreciation and amortization........           16             104             --                    7          127
Capital expenditures.................           32             175             --                    8          215

------------------------------
(1)
  Includes revenue from directory publishing activities in Europe of $122, $78 and $7, operating losses of $(1), $(1) and $(3), and identifiable assets of $133, $124 and $4 for 1995, 1994 and 1993, respectively.

(2)
  Results of operations have been included since the date of acquisition of the Atlanta Systems

(3)
  Includes U S WEST's equity method investments and the capital assets segment, which has been discontinued and is held for sale.

(4)
  Includes pretax restructuring charges of $50 and $70 for the directory and information services and wireless communications segments, respectively.

    Operating   income  represents  sales  and  other  revenues  less  operating expenses, and excludes interest expense, equity losses in unconsolidated ventures, other income and income taxes. Identifiable assets are those assets used in each segment's operations. Corporate and other assets consist primarily of cash, debt securities, investments in international ventures, the investment in Time Warner Entertainment, the net investment in assets held for sale and other assets. Corporate and other operating losses include general corporate expenses and administrative costs primarily associated with the Media Group equity investments.

    To ensure consistency and quality of service, the wireless segment uses Motorola as its primary vendor for infrastructure equipment and cellular mobile telephone equipment and accessories. In addition, Motorola provides ongoing technological support for the infrastructure equipment. The infrastructure of approximately 75 percent of the Media Group's major cellular markets is comprised of Motorola equipment.

    During 1994, U S WEST signed a definitive agreement with AirTouch Communications to combine their domestic cellular assets. The initial equity ownership of this cellular joint venture will be approximately 70 percent AirTouch and approximately 30 percent Media Group. The combination will take place in two phases. During Phase I, which U S WEST entered effective November 1, 1995, the two companies are operating their cellular properties separately. A Wireless Management Company (the "WMC") has been formed and is providing centralized services to both companies on a contract basis. In Phase II, AirTouch

                              U S WEST MEDIA GROUP
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4: INDUSTRY SEGMENTS (CONTINUED)
and U S WEST will contribute their domestic cellular assets to the WMC. In this phase, the Media Group will reflect its share of the combined operating results of the WMC using the equity method of accounting. The recent passage of the Telecommunications Act of 1996 has removed significant regulatory barriers to completion of Phase II of the business combination. U S WEST expects that Phase II closing could take place by the end of 1996 or early 1997.

NOTE 5: ACQUISITION OF CABLE SYSTEMS

    ATLANTA SYSTEMS On December 6, 1994, U S WEST acquired the stock of Wometco Cable Corp. and subsidiaries, and the assets of Georgia Cable Partners and Atlanta Cable Partners L.P. (the "Atlanta Systems"), for cash of $745 and 12,779,206 U S WEST common shares valued at $459, for a total purchase price of approximately $1.2 billion. The Atlanta Systems' results of operations have been included in the combined results of operations of the Media Group since the date of acquisition. Had the acquisition occurred as of January 1, 1994, the Media
Group revenue and net income for 1994 would have been $2,098 and $265, respectively.

    The acquisition was accounted for using the purchase method. Accordingly, the purchase price was allocated to assets acquired (primarily identified intangibles) based on their estimated fair values. The identified intangibles and goodwill are being amortized on a straight-line basis over 25 years.

    CONTINENTAL CABLEVISION, INC. (SUBSEQUENT EVENT) On February 27, 1996, U S WEST announced a definitive agreement to merge with Continental Cablevision, Inc. ("Continental"). Continental, the nation's third-largest cable operator, serves 4.2 million domestic customers, passes more than seven million domestic homes and holds significant other domestic and international properties. U S WEST will purchase all of Continental's stock for approximately $5.3 billion and will assume Continental's debt and other obligations, which amount to approximately $5.5 billion. Consideration for the $5.3 billion in equity will consist of approximately $1 billion in U S WEST preferred stock, convertible to Media Stock; and, at U S WEST's option, between $1 billion and $1.5 billion in cash, and $2.8 billion to $3.3 billion in shares of Media Stock. The transaction, which is expected to close in the fourth quarter of 1996, is subject to a number of conditions and approvals, including approvals from Continental shareholders and local franchising and government authorities.

NOTE 6: INVESTMENT IN TIME WARNER ENTERTAINMENT
    On September 15, 1993, U S WEST acquired 25.51 percent pro-rata priority capital and residual equity interests ("equity interests") in Time Warner Entertainment Company L.P. ("TWE" or "Time Warner Entertainment") for an aggregate purchase price of $2.553 billion. TWE owns and operates substantially all of the entertainment assets previously owned by Time Warner Inc. ("Time Warner"), consisting primarily of its filmed entertainment, programming-HBO and cable businesses.

    Upon U S WEST's admission to the partnership, certain wholly-owned subsidiaries of Time Warner ("General Partners") and subsidiaries of Toshiba Corporation and ITOCHU Corporation held pro-rata priority capital and residual equity interests of 63.27, 5.61 and 5.61 percent, respectively. In 1995, Time Warner acquired the limited partnership interests previously held by subsidiaries of each of ITOCHU Corporation and Toshiba Corporation.

    U S WEST has an option to increase its pro-rata priority capital and residual equity interests in TWE from 25.51 percent up to 31.84 percent depending upon cable operating performance. The option is exercisable, in whole or part, between January 1, 1999, and May 31, 2005, for an aggregate cash exercise price ranging from $1.25 billion to $1.8 billion, depending upon the year of exercise. Either TWE or U S WEST may elect that the exercise price for the option be paid with partnership interests rather than cash.

    Pursuant to the TWE Partnership Agreement, there are four levels of capital. From the most to least senior, the capital accounts are: senior preferred (held by the General Partners); pro-rata priority capital (A

                              U S WEST MEDIA GROUP
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6: INVESTMENT IN TIME WARNER ENTERTAINMENT (CONTINUED)
preferred - held pro-rata by the general and limited partners); junior priority capital (B preferred - held by the General Partners); and common (residual equity interests held pro-rata by the general and limited partners). Of the $2.553 billion contributed by U S WEST, $1.658 billion represents A preferred capital and $895 represents common capital. The TWE Partnership Agreement provides for special allocations of income and distributions of partnership capital. Partnership income, to the extent earned, is allocated as follows: (1) to the partners so that the economic burden of the income tax consequences of partnership operations is borne as though the partnership was taxed as a corporation ("special tax allocations"); (2) to the partners' preferred capital accounts in order of priority described above, at various rates of return ranging from 8 percent to 13.25 percent; and (3) to the partners' common capital according to their residual partnership interests. To the extent partnership income is insufficient to satisfy all special allocations in a particular accounting period, the unearned portion is carried over until satisfied out of future partnership income. Partnership losses generally are allocated in reverse order, first to eliminate prior allocations of partnership income, except senior preferred and special tax income, next to reduce initial capital amounts, other than senior preferred, then to reduce the senior preferred account and finally, to eliminate special tax allocations.

    A summary of the contributed capital and priority capital rates of return follows:

                                                                          TIME       LIMITED PARTNERS
                                                                         WARNER    --------------------
                                           CONTRIBUTED                  GENERAL      TIME
     PRIORITY OF CONTRIBUTED CAPITAL       CAPITAL(A)                   PARTNERS    WARNER    U S WEST
-----------------------------------------  -----------                 ----------  ---------  ---------
                                                          PRIORITY
                                                        CAPITAL RATES
                                                        OF RETURN(B)
                                                        -------------
                                                        (% PER ANNUM
                                                         COMPOUNDED
                                                         QUARTERLY)             (OWNERSHIP %)
Senior preferred.........................   $   1,400(c)       8.00%      100.00%     --         --
Pro-rata priority capital................       5,600        13.00%(d)     63.27%     11.22%     25.51%
Junior priority capital..................       2,900(e)      13.25%(f)    100.00%    --         --
Residual equity capital..................       3,300        --            63.27%     11.22%     25.51%

------------------------------
(a)
  Estimated fair value of net assets contributed excluding partnership income or loss allocated thereto.

(b)
  Income allocations related to priority capital rates of return are based on partnership income after any special tax allocations.

(c)
  The  senior  preferred  is  scheduled  to  be  distributed  in  three   annual
  installments beginning July 1, 1997.

(d)
  11.00 percent to the extent concurrently distributed.

(e)
  Includes $300 for the September 1995 reacquisition of assets previously excluded from the partnership (the Time Warner service partnership assets) for regulatory reasons.

(f)
  11.25 percent to the extent concurrently distributed.

    Cash distributions are required to be made to the partners to permit them to pay income taxes at statutory rates based on their allocable taxable income from TWE ("Tax Distributions"). The aggregate amount of such Tax Distributions is computed generally by reference to the taxes that TWE would have been required to pay if it were a corporation. Tax Distributions were previously subject to restrictions until July 1995, and are now paid to the partners on a current basis. For distributions other than those related to taxes or the senior preferred, the TWE Partnership Agreement requires certain cash distribution thresholds be met to the limited partners before the General Partners receive their full share of distributions. No cash distributions have been made to U S WEST.

                              U S WEST MEDIA GROUP
               NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

NOTE 6: INVESTMENT IN TIME WARNER ENTERTAINMENT (CONTINUED)
    U S WEST accounts for its investment in TWE under the equity method of accounting. The excess of fair market value over the book value of total partnership net assets implied by U S WEST's initial investment was $5.7 billion. This excess is being amortized on a straight-line basis over 25 years. The Media Group's recorded share of TWE operating results represents allocated TWE net income or loss adjusted for the amortization of the excess of fair market value over the book value of the partnership net assets. As a result of this amortization and the special income allocations described above, the Media Group's recorded pretax share of TWE operating results before extraordinary item was $(31), $(18) and $(20) in 1995, 1994 and 1993, respectively. In addition, TWE recorded an extraordinary loss for the early extinguishment of debt in 1995. The Media Group's share of this extraordinary loss was $4, net of an income tax benefit of $2.

    As consideration for its expertise and participation in the cable operations of TWE, the Media Group earns a management fee of $130 over five years, which is payable over a four-year period beginning in 1995. Management fees of $26, $26 and $8 were recorded to other income in 1995, 1994 and 1993, respectively. The Media Group Combined Balance Sheet includes a note payable to TWE of $169 and $771 and management fee receivables of $50 and $34 at December 31, 1995 and 1994, respectively.

    Summarized financial information for TWE is presented below:

                                                                           YEAR ENDED DECEMBER 31,
                                                                       -------------------------------
SUMMARIZED OPERATING RESULTS                                             1995       1994       1993
---------------------------------------------------------------------  ---------  ---------  ---------
Revenues.............................................................  $   9,517  $   8,460  $   7,946
Operating expenses (1)...............................................      8,557      7,612      7,063
Interest and other expense, net (2)..................................        777        647        611
                                                                       ---------  ---------  ---------
Income before income taxes and extraordinary item....................  $     183  $     201  $     272
Income before extraordinary item.....................................         97        161        208
                                                                       ---------  ---------  ---------
Net income...........................................................  $      73  $     161  $     198
                                                                       ---------  ---------  ---------
                                                                       ---------  ---------  ---------

------------------------------
(1)
  Includes depreciation and amortization of $1,039, $943 and $902 in 1995, 1994 and 1993, respectively.

(2)
  Includes corporate services of $64, $60 and $60 in 1995, 1994 and 1993, respectively.

                                                                                   YEAR ENDED DECEMBER
                                                                                           31,
                                                                                   --------------------
SUMMARIZED FINANCIAL POSITION                                                        1995       1994
---------------------------------------------------------------------------------  ---------  ---------
Current assets (3)...............................................................  $   2,909  $   3,573
Noncurrent assets (4)............................................................     15,996     15,089
Current liabilities..............................................................      3,214      2,857
Noncurrent liabilities, including minority interest..............................      7,787      7,909
Senior preferred capital.........................................................      1,426      1,663
Partners' capital (5,6)..........................................................      6,478      6,233

------------------------------
(3)
  Includes cash of $209 and $1,071 at December 31, 1995 and 1994, respectively.

(4)
  Includes a loan receivable from Time Warner of $400 at December 31, 1995 and 1994.

(5)
  Net of a note receivable from U S WEST of $169 and $771 at December 31, 1995 and 1994, respectively.

(6)
  Contributed capital is based on the estimated fair value of the net assets that each partner contributed to the partnership. The aggregate of such amounts is significantly higher than TWE's partner's capital as reflected in the Summarized Financial Position, which is based on the historical cost of the contributed net assets.

                              U S WEST MEDIA GROUP
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6: INVESTMENT IN TIME WARNER ENTERTAINMENT (CONTINUED)
    In early 1995, Time Warner announced its intention to simplify its corporate structure by establishing an enterprise that will be responsible for the overall management and financing of the cable and telecommunications properties. Any change in the structure of TWE would require U S WEST's approval in addition to certain creditors' and regulatory approvals.

CONTINGENCIES

    On September 22, 1995, U S WEST filed a lawsuit in Delaware Chancery Court to enjoin the proposed merger of Time Warner and Turner Broadcasting. U S WEST has alleged breaches of contract and fiduciary duties by Time Warner in connection with this proposed merger. Time Warner filed a countersuit against U S WEST on October 11, 1995, alleging misrepresentation, breach of contract and other misconduct on the part of U S WEST. Time Warner's countersuit seeks a reformation of the Time Warner Entertainment partnership agreement, an order that enjoins U S WEST from breaching the partnership agreement, and unspecified compensatory damages. U S WEST has denied each of the claims in Time Warner's countersuit. The trial for this action concluded on March 22, 1996. A ruling by the Delaware Chancery Court is expected in June 1996.

NOTE 7: INVESTMENTS IN INTERNATIONAL VENTURES
    The significant investments in international ventures follows:

                                                                                     NET INVESTMENT AT
                                                                                        DECEMBER 31,
                                                           LINE OF     OWNERSHIP    --------------------
VENTURE                               LOCATION            BUSINESS    PERCENTAGE      1995       1994
---------------------------  ---------------------------  ---------  -------------  ---------  ---------
TeleWest...................  United Kingdom                  C&T            26.8    $     540  $     456
Binariang Sdn Bhd..........  Malaysia                        C&T          20              224         50
A2000 (KTA)................  Netherlands                     C&T          50              218     --
One 2 One..................  United Kingdom                   W           50               73        123
All other..................                                                               456        252
                                                                                    ---------  ---------
    Total..................                                                         $   1,511  $     881
                                                                                    ---------  ---------
                                                                                    ---------  ---------

------------------------------
(C&T)
   Cable and Telecommunications

(W)Wireless

    The following table shows summarized combined financial information for the Media Group's significant equity method investments in international ventures:

                                                                             YEAR ENDED DECEMBER 31,
                                                                         -------------------------------
COMBINED OPERATIONS                                                        1995       1994       1993
-----------------------------------------------------------------------  ---------  ---------  ---------
Revenue................................................................  $   1,163  $     580  $     296
Operating expenses.....................................................      1,264        684        354
Depreciation and amortization..........................................        272        140         60
                                                                         ---------  ---------  ---------
  Operating loss.......................................................       (373)      (244)      (118)
Interest and other, net................................................       (141)       (75)       (40)
                                                                         ---------  ---------  ---------
  Loss before extraordinary item.......................................       (514)      (319)      (158)
Extraordinary gain -- interest rate swaps..............................     --             11     --
                                                                         ---------  ---------  ---------
  Net loss.............................................................  $    (514) $    (308) $    (158)
                                                                         ---------  ---------  ---------
                                                                         ---------  ---------  ---------

                              U S WEST MEDIA GROUP
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7: INVESTMENTS IN INTERNATIONAL VENTURES (CONTINUED)

                                                                                    YEAR ENDED DECEMBER
                                                                                            31,
                                                                                    --------------------
COMBINED FINANCIAL POSITION                                                           1995       1994
----------------------------------------------------------------------------------  ---------  ---------
Current assets....................................................................  $   1,469  $     714
Property, plant and equipment -- net..............................................      3,545      1,462
Other assets......................................................................      1,644        343
                                                                                    ---------  ---------
Total assets......................................................................  $   6,658  $   2,519
                                                                                    ---------  ---------
                                                                                    ---------  ---------
Current liabilities...............................................................  $   1,260  $     344
Long-term debt....................................................................      2,065        463
Other liabilities.................................................................         58         71
Owners' equity....................................................................      3,275      1,641
                                                                                    ---------  ---------
Total liabilities and equity......................................................  $   6,658  $   2,519
                                                                                    ---------  ---------
                                                                                    ---------  ---------

    In November 1994, TeleWest plc ("TeleWest") made an initial public offering of its ordinary shares. Following the offering, in which U S WEST sold part of its 50 percent joint venture interest, U S WEST owned approximately 37.8 percent of TeleWest. Net proceeds of approximately $650 were used by TeleWest to finance construction and operating costs, invest in affiliated companies and repay debt. It is U S WEST's policy to recognize as income any gains or losses related to the sale of stock to the public. The Media Group recognized a gain of $105 in 1994, net of $59 in deferred taxes, for the partial sale of its joint venture interest in TeleWest.

    On October 2, 1995, TeleWest and SBC CableComms (UK) completed a merger of their UK cable television and telecommunications interests, creating the largest provider of combined cable and telecommunications services in the United Kingdom. Following completion of the merger, U S WEST and Tele-Communications, Inc., the major shareholders, each own 26.8 percent of the combined company. The Media Group recognized a gain of $95 in 1995, net of $62 in deferred income taxes, in conjunction with the merger.

    TeleWest, which is the only equity method investment for which a quoted market price is available, had a market value of $914 at December 31, 1995, and $1,004 at December 31, 1994.

    FOREIGN CURRENCY TRANSACTIONS U S WEST enters into forward and zero-cost combination option contracts to manage foreign currency risk. Under a forward contract, U S WEST agrees with another party to exchange a foreign currency and U.S. dollars at a specified price at a future date. Under combination options, U S WEST combines purchased options to cap the foreign exchange rate to be paid at a future date with written options to finance the premium of the purchased options. The commitments, forward contracts and combination options are for periods up to one year.

    Forward exchange contracts are carried at market value. Gains or losses on the portion of the contracts designated as hedges of firm equity investment commitments are deferred as a component of Media Group equity and are recognized in income upon sale of the investment. Gains or losses on the portion of the contracts designated to offset translation of investee net income are recorded in income.

    Forward contracts are also used to hedge foreign denominated loans. These contracts are carried at market value with gains or losses recorded in income.

                              U S WEST MEDIA GROUP
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7: INVESTMENTS IN INTERNATIONAL VENTURES (CONTINUED)
    Foreign exchange contracts outstanding follow:

                                                                                                          $U.S. EQUIVALENT
                                                                                                            DECEMBER 31,
                                                                                                        --------------------
                                                                                               TYPE       1995       1994
                                                                                             ---------  ---------  ---------
Forwards:
  Dutch Guilders...........................................................................        Buy  $     225  $  --
  British pounds...........................................................................        Buy        130        135
  British pounds...........................................................................       Sell         37     --
  Japanese yen.............................................................................        Buy         25     --
  French francs............................................................................        Buy         19     --
Combination options:
  British pounds...........................................................................     --      $  --      $      35
  French francs............................................................................     --             20     --

    Cumulative deferred gains on foreign exchange contracts of $9 and deferred losses of $25, including deferred taxes (benefits) of $4 and ($10), respectively, are included in Media Group equity at December 31, 1995. Cumulative deferred gains on foreign exchange contracts of $7 and deferred losses of $25, including deferred taxes (benefits) of $3 and ($10), respectively, are included in Media Group equity at December 31, 1994.

    The counterparties to these contracts are major financial institutions. U S WEST is exposed to credit loss in the event of nonperformance by these counterparties. The Company does not have significant exposure to an individual counterparty and does not anticipate nonperformance by any counterparty.

NOTE 8: PROPERTY, PLANT AND EQUIPMENT
    The composition of property, plant and equipment follows:

                                                                                                     DECEMBER 31,
                                                                                                 --------------------
                                                                                                   1995       1994
                                                                                                 ---------  ---------
Land and buildings.............................................................................  $     168  $     151
Cellular systems...............................................................................        733        585
Cable distribution systems.....................................................................        167        148
General purpose computers and other............................................................        471        412
Construction in progress.......................................................................        167        140
                                                                                                 ---------  ---------
                                                                                                     1,706      1,436
Less accumulated depreciation..................................................................        558        480
                                                                                                 ---------  ---------
Property, plant and equipment -- net...........................................................  $   1,148  $     956
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------

    The Media Group depreciates buildings between 15 to 35 years, cellular and cable distribution systems between 5 to 15 years, and general purpose computer and other between 3 to 20 years.

    Depreciation expense was $173, $121, and $113 in 1995, 1994 and 1993, respectively.

                              U S WEST MEDIA GROUP
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9: INTANGIBLE ASSETS
    The composition of intangible assets follows:

                                                                                                     DECEMBER 31,
                                                                                                 --------------------
                                                                                                   1995       1994
                                                                                                 ---------  ---------
Identified intangibles, primarily franchise value..............................................  $   1,183  $   1,166
Goodwill.......................................................................................        743        762
                                                                                                 ---------  ---------
                                                                                                     1,926      1,928
Less accumulated amortization..................................................................        128         70
                                                                                                 ---------  ---------
Total intangible assets -- net.................................................................  $   1,798  $   1,858
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------

    Amortization expense was $76, $23 and $14 in 1995, 1994 and 1993, respectively.

NOTE 10: RESTRUCTURING CHARGE
    The Media Group's 1993 results reflected a $120 restructuring charge (pretax) of which $50 related to the directory and information services segment and $70 related to the wireless segment. The restructuring charge includes only specific, incremental and direct costs which can be estimated with reasonable accuracy and are clearly identifiable with the restructuring plan.

    Following is a schedule of the costs included in the 1993 restructuring charge and amounts remaining at December 31, 1995 and 1994:

                                                                                                    BALANCE AT DECEMBER
                                                                                                            31,
                                                                                    RESTRUCTURING   --------------------
                                                                                       CHARGE         1995       1994
                                                                                   ---------------  ---------  ---------
Asset write-down and other.......................................................     $      70     $  --      $  --
System development...............................................................            40            15         30
Employee separation costs and other..............................................            10             6         10
                                                                                          -----     ---------  ---------
    Total........................................................................     $     120     $      21  $      40
                                                                                          -----     ---------  ---------
                                                                                          -----     ---------  ---------

    During 1993, the Media Group's wireless subsidiary replaced substantially all of its cellular network equipment, consisting primarily of cell site electronics and switching equipment, in certain of its major market areas.

    System development costs includes the replacement of existing, single-purpose systems used in the publishing businesses with new systems designed to provide integrated, end-to-end customer service. Other costs consist primarily of employee separation costs including severance payments, health care coverage and postemployment education benefits and relocation costs. The Media Group expects the restructuring to be substantially completed by the end of 1996. Management does not anticipate any material revisions in total estimated expenditures. However, should expenditures exceed the remaining reserve, additional amounts would be expensed as incurred.

                              U S WEST MEDIA GROUP
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

NOTE 11: DEBT

SHORT-TERM DEBT

    The components of short-term debt follow:

                                                                                                      DECEMBER 31,
                                                                                                  --------------------
                                                                                                    1995       1994
                                                                                                  ---------  ---------
Notes payable:
  Commercial paper..............................................................................  $     203  $     868
  Bank loan.....................................................................................        216     --
Current portion of long-term debt...............................................................        568        561
Allocated to the capital assets segment -- net..................................................       (151)      (200)
                                                                                                  ---------  ---------
Total...........................................................................................  $     836  $   1,229
                                                                                                  ---------  ---------
                                                                                                  ---------  ---------

    The weighted average interest rate on commercial paper was 5.79 percent  and
6.04 at December 31, 1995 and 1994, respectively.

    The bank loan, in the translated principal amount of $216, is denominated in Dutch guilders. The loan was entered into in connection with U S WEST's investment in a cable television venture in the Netherlands and was repaid in February 1996.

    U S WEST maintains a commercial paper program to finance short-term cash flow requirements, as well as to maintain a presence in the short-term debt market. Additional lines of credit aggregating approximately $1.3 billion are available to the Media Group as well as the nonregulated subsidiaries of the Communications Group in accordance with their borrowing needs. The Media Group expects that cash from operations will not be adequate to fund expected cash requirements. Additional financing will come primarily from new debt.

LONG-TERM DEBT

    Interest rates and maturities of long-term debt at December 31 follow:

                                                                          MATURITIES
                                                    -------------------------------------------------------    TOTAL      TOTAL
INTEREST RATES                                        1997       1998       1999       2000     THEREAFTER     1995       1994
--------------------------------------------------  ---------  ---------  ---------  ---------  -----------  ---------  ---------
Up to 5%..........................................  $  --      $  --      $  --      $  --       $  --       $  --      $     271
Above 5% to 6%....................................     --            130     --         --          --             130         13
Above 6% to 7%....................................     --         --             55        106         857       1,018     --
Above 7% to 8%....................................     --         --         --         --             737         737      1,057
Above 8% to 9%....................................     --         --            107     --              40         147        194
Above 9% to 10%...................................         29     --             15         25          10          79         79
Above 10%.........................................          1          1     --         --          --               2     --
                                                    ---------  ---------  ---------  ---------  -----------  ---------  ---------
                                                    $      30  $     131  $     177  $     131   $   1,644       2,113      1,614
                                                    ---------  ---------  ---------  ---------  -----------
                                                    ---------  ---------  ---------  ---------  -----------
Capital lease obligations and other...............                                                                   2          5
Unamortized discount -- net.......................                                                                (494)      (524)
Allocated to the capital assets segment -- net....                                                                (356)      (510)
                                                                                                             ---------  ---------
Total.............................................                                                           $   1,265  $     585
                                                                                                             ---------  ---------
                                                                                                             ---------  ---------

    Long-term debt consists principally of debentures, medium-term notes, debt associated with U S WEST's Leveraged Employee Stock Ownership Plans ("LESOP"), and zero coupon subordinated notes convertible at any time into equal shares of Communications Stock and Media Stock. The zero coupon notes have a yield to maturity of approximately 7.3 percent and are recorded at a discounted value of $245 and $234 at December 31, 1995 and 1994, respectively.

                              U S WEST MEDIA GROUP
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

NOTE 11: DEBT (CONTINUED)
    In 1995, U S WEST issued $130 of Debt Exchangeable for Common Stock ("DECS"), due December 15, 1998 in the principal amount of $24.00 per note. The notes bear interest at 7.625 percent, of which 1.775 percent has been included in the assets held for sale reserve. Upon maturity, each DECS will be mandatorily redeemed by U S WEST for shares of Enhance Financial Services Group, Inc. ("Enhance") held by U S WEST or the cash equivalent at U S WEST's option. The number of shares to be delivered at maturity varies based on the per share market price of Enhance. If the market price is $24.00 per share or less, one share of Enhance will be delivered for each note; if the market price is between $24.00 and $28.32 per share, a fractional share equal to $24.00 is delivered; if the market value is greater than $28.32 per share, .8475 shares are delivered. The capital assets segment currently owns approximately 31.5 percent of the outstanding Enhance common stock.

    At December 31, 1995, U S WEST guaranteed debt in the principal amount of approximately $140, primarily related to international ventures.

    Interest payments, net of amounts capitalized, were $140, $167 and $272 for 1995, 1994 and 1993, respectively, of which $87, $134 and $272, respectively, relate to the capital assets segment.

INTEREST RATE RISK MANAGEMENT

    Interest rate swap agreements are used to effectively convert existing commercial paper to fixed-rate debt. This allows U S WEST to achieve interest savings over issuing fixed-rate debt directly.

    Under an interest rate swap, U S WEST agrees with another party to exchange interest payments at specified intervals over a defined term. Interest payments are calculated by reference to the notional amount based on the fixed- and variable-rate terms of the swap agreements. The net interest received or paid as part of the interest rate swap is accounted for as an adjustment to interest expense.

    The following table summarizes terms of swaps. Variable rates are indexed to the 30-day commercial paper rate.

                                                                       DECEMBER 31,
                          ------------------------------------------------------------------------------------------------------
                                                 1995                                                1994
                          --------------------------------------------------  --------------------------------------------------
                                                        WEIGHTED AVERAGE                                    WEIGHTED AVERAGE
                                                              RATE                                                RATE
                           NOTIONAL                 ------------------------   NOTIONAL                 ------------------------
                            AMOUNT     MATURITIES     RECEIVE        PAY        AMOUNT     MATURITIES     RECEIVE        PAY
                          -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
Variable to fixed.......   $      55     1997-2004        5.85         9.30    $      75     1995-2004        6.06         9.17
Fixed to variable.......      --           --           --           --                5          1995        6.61         5.87

    The counterparties to these interest rate contracts are major financial institutions. The Media Group is exposed to credit loss in the event of nonperformance by these counterparties. U S WEST manages this exposure by monitoring the credit standing of the counterparty and establishing dollar and term limitations which correspond to the respective credit rating of each counterparty. U S WEST does not have significant exposure to an individual counterparty and does not anticipate nonperformance by any counterparty.

NOTE 12: FAIR VALUES OF FINANCIAL INSTRUMENTS
    Fair values of cash equivalents, other current amounts receivable and payable, and short-term debt approximate carrying values due to their short-term nature.

    The fair values of mandatorily redeemable preferred stock and long-term receivables, based on discounting future cash flows, approximate the carrying values. The fair value of foreign exchange contracts, based on estimated amounts U S WEST would receive or pay to terminate such agreements, approximate the carrying values. It is not practicable to estimate the fair value of financial guarantees associated with international operations because there are no quoted market prices for similar transactions.

                              U S WEST MEDIA GROUP
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

NOTE 12: FAIR VALUES OF FINANCIAL INSTRUMENTS (CONTINUED)
    The fair values of interest rate swaps, including swaps associated with the capital assets segment, are based on estimated amounts U S WEST would receive or pay to terminate such agreements taking into account current interest rates and creditworthiness of the counterparties.

    The fair values of long-term debt, including debt associated with the capital assets segment, preferred securities and preferred stock, are based on quoted market prices where available or, if not available, are based on discounting future cash flows using current interest rates.

                                                                                            DECEMBER 31,
                                                                           ----------------------------------------------
                                                                                    1995                    1994
                                                                           ----------------------  ----------------------
                                                                            CARRYING      FAIR      CARRYING      FAIR
                                                                              VALUE       VALUE       VALUE       VALUE
                                                                           -----------  ---------  -----------  ---------
Debt (includes short-term portion).......................................   $   2,897   $   3,000   $   3,097   $   3,100
Interest rate swap agreements -- assets..................................      --             (13)     --          --
Interest rate swap agreements -- liabilities.............................      --              34      --              20
                                                                           -----------  ---------  -----------  ---------
Debt -- net..............................................................   $   2,897   $   3,021   $   3,097   $   3,120
                                                                           -----------  ---------  -----------  ---------
                                                                           -----------  ---------  -----------  ---------
Preferred Securities.....................................................   $     600   $     636   $  --       $  --
Preferred stock..........................................................          51          55          51          51
                                                                           -----------  ---------  -----------  ---------
                                                                           -----------  ---------  -----------  ---------

    Investments in debt securities are classified as available for sale and are carried at market value. These securities have various maturity dates through the year 2001. The market value of these securities is based on quoted market prices where available or, if not available, is based on discounting future cash flows using current interest rates.

    The amortized cost and estimated market value of debt securities follow:

                                                                        DECEMBER 31,
                                     ----------------------------------------------------------------------------------
                                                              1995                                      1994
                                     ------------------------------------------------------  --------------------------
                                                      GROSS          GROSS                                    GROSS
DEBT                                               UNREALIZED     UNREALIZED       FAIR                    UNREALIZED
SECURITIES                              COST          GAINS         LOSSES         VALUE        COST          GAINS
-----------------------------------      ---      -------------  -------------     -----         ---      -------------
Corporate debt.....................   $      20     $  --          $  --         $      20    $      19     $  --
Securitized loan...................          55        --                 (5)           50       --            --
                                            ---         -----            ---           ---          ---         -----
Total..............................   $      75     $  --          $      (5)    $      70    $      19     $  --
                                            ---         -----            ---           ---          ---         -----
                                            ---         -----            ---           ---          ---         -----


                                         GROSS
DEBT                                  UNREALIZED       FAIR
SECURITIES                              LOSSES         VALUE
-----------------------------------  -------------     -----
Corporate debt.....................    $  --         $      19
Securitized loan...................       --            --
                                           -----           ---
Total..............................    $  --         $      19
                                           -----           ---
                                           -----           ---

    The 1995 net unrealized losses of $3 (net of a deferred tax benefit of $2) are included in Media Group equity.

NOTE 13: LEASING ARRANGEMENTS
    U S WEST has entered into operating leases for office facilities, equipment and real estate. Rent expense under operating leases was $60, $63 and $57 in 1995, 1994 and 1993, respectively. Minimum future lease payments as of December 31, 1995, under noncancelable operating leases, follow:

YEAR
----------------------------------------------------------------------------
1996........................................................................  $      55
1997........................................................................         49
1998........................................................................         43
1999........................................................................         33
2000........................................................................         24
Thereafter..................................................................         83
                                                                              ---------
Total.......................................................................  $     287
                                                                              ---------
                                                                              ---------

                              U S WEST MEDIA GROUP
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

NOTE 14: COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES
        OF SUBSIDIARY TRUST HOLDING SOLELY COMPANY-GUARANTEED DEBENTURES
    On September 11, 1995, U S WEST Financing I, a wholly owned subsidiary of U S WEST ("Financing I"), issued $600 million of 7.96 percent Trust Originated Preferred Securities (the "Preferred Securities") and $19 of common securities. U S WEST holds all of the outstanding common securities of Financing I. Financing I used the proceeds from such issuance to purchase from U S WEST Capital Funding, Inc., a wholly owned subsidiary of U S WEST ("Capital Funding"), $619 principal amount of Capital Funding's 7.96 percent Subordinated Deferrable Interest Notes due 2025 (the "Subordinated Debt Securities"), the obligations under which are fully and unconditionally guaranteed by U S WEST (the "Debt Guarantee"). The sole assets of Financing I are and will be the Subordinated Debt Securities and the Debt Guarantee.

    In addition, U S WEST has guaranteed the payment of interest and redemption amounts to holders of Preferred Securities when Financing I has funds available for such payments (the "Payment Guarantee") as well as Capital Funding's undertaking to pay all of Financing I's costs, expenses and other obligations (the "Expense Undertaking"). The Payment Guarantee and the Expense Undertaking, including U S WEST's guarantee with respect thereto, considered together with Capital Funding's obligations under the indenture and Subordinated Debt Securities and U S WEST's obligations under the indenture, declaration and Debt Guarantee, constitute a full and unconditional guarantee by U S WEST of Financing I's obligations under the Preferred Securities. The interest and other payment dates on the Subordinated Debt Securities correspond to the distribution and other payment dates on the Preferred Securities. Under certain circumstances, the Subordinated Debt Securities may be distributed to the holders of Preferred Securities and common securities in liquidation of Financing I. The Subordinated Debt Securities are redeemable in whole or in part by Capital Funding at any time on or after September 11, 2000, at a redemption price of $25.00 per Subordinated Debt Security plus accrued and unpaid interest. If Capital Funding redeems the Subordinated Debt Securities, Financing I is required to redeem the Preferred Securities concurrently at $25.00 per share plus accrued and unpaid distributions. As of December 31, 1995, 24,000,000 Preferred Securities were outstanding.

NOTE 15: PREFERRED STOCK SUBJECT TO MANDATORY REDEMPTION
    On September 2, 1994, the Company issued to Fund American Enterprises Holdings Inc. ("FFC") 50,000 shares of a class of 7 percent Series C Cumulative Redeemable Preferred Stock for a total of $50. (See Note 20 to the Combined Financial Statements.) The preferred stock was attributed to the Media Group and was recorded at fair market value of $51 at the issue date. U S WEST has the right, commencing five years from September 2, 1994, to redeem the shares for one thousand dollars per share plus unpaid dividends and a redemption premium. The shares are mandatorily redeemable in year ten at face value plus unpaid dividends. At the option of FFC, the preferred stock also can be redeemed for common shares of Financial Security Assurance, an investment held by the capital assets segment. The market value of the option was $20 and $22 (based on the Black-Scholes Model) at December 31, 1995 and 1994, with no carrying value.

                              U S WEST MEDIA GROUP
               NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

NOTE 16: MEDIA GROUP EQUITY
    Following are the changes in Media Group equity:

                                                                                                DECEMBER 31,
                                                                                       -------------------------------
                                                                                         1995       1994       1993
                                                                                       ---------  ---------  ---------
Balance at beginning of period.......................................................  $   4,203  $   3,139  $   2,265
Net income...........................................................................        141        276          3
Equity issuances prior to recapitalization...........................................         37        790        786
Media stock issuances................................................................          7     --         --
Market value adjustment for debt securities..........................................         36        (64)        35
Foreign currency translation.........................................................         (9)         6         (1)
Company LESOP guarantee..............................................................         60         56         51
Preferred dividends..................................................................         (3)    --         --
                                                                                       ---------  ---------  ---------
Balance at end of period.............................................................  $   4,472  $   4,203  $   3,139
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------

    U S WEST has issued 392,000 shares of Media Stock since the November 1, 1995 recapitalization and has 472,314,000 shares outstanding at December 31, 1995.

    Included in Media Group equity is the cumulative foreign currency translation adjustment of $(38), $(29) and $(35) at December 31, 1995, 1994 and 1993, respectively, net of income tax benefits of $24, $18 and $9, respectively.

LEVERAGED EMPLOYEE STOCK OWNERSHIP PLAN ("LESOP")

    The Media Group and the Communications Group participate in the defined contribution savings plan sponsored by U S WEST. Employees of the Media Group are covered by the plan except for Atlanta Systems and foreign national employees. U S WEST matches a percentage of eligible employee contributions with shares of Media Stock and/or Communications Stock in accordance with participant elections. Participants may also elect to reallocate past company contributions between Media Stock and Communications Stock. In 1989, U S WEST established two LESOPs to provide Company stock for matching contributions to the savings plan. Shares in the LESOP are released as principal and interest are paid on the debt. At December 31, 1995, 10,145,485 shares each of Media Stock and Communications Stock had been allocated from the LESOP to participants accounts while 2,839,435 shares each of Media Stock and Communications Stock remained unallocated.

    The borrowings associated with the LESOP, which are unconditionally guaranteed by U S WEST, are included in the accompanying Media Group Combined Financial Statements. Contributions from the Communications Group and the Media Group as well as dividends on unallocated shares held by the LESOP ($8, $11 and $14 in 1995, 1994, and 1993, respectively) are used for debt service. Beginning with the dividend paid in fourth-quarter 1995, dividends on allocated shares are being paid annually to participants. Previously, dividends on allocated shares were used for debt service with participants receiving additional shares from the LESOP. Tax benefits related to dividend payments on eligible shares in the savings plan have been allocated to the Communications Group, which paid the dividends.

    U S WEST recognizes expense based on the cash payments method. Contributions to the plan related to the Media Group were $16, $12, and $7 in 1995, 1994 and 1993, respectively, of which $3, $3 and $4, respectively, have been classified as interest expense.

NOTE 17: STOCK INCENTIVE PLANS
    U S WEST maintains stock incentive plans for executives and key employees, and nonemployees. The Amended 1994 Stock Plan (the "Plan") was approved by shareowners on October 31, 1995 in connection with the Recapitalization Plan. The Plan is a successor plan to the U S WEST, Inc. Stock Incentive Plan and the U S WEST 1991 Stock Incentive Plan (the "Predecessor Plans"). No further grants of options or

                              U S WEST MEDIA GROUP
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

NOTE 17: STOCK INCENTIVE PLANS (CONTINUED)
restricted stock may be made under the Predecessor Plans. The Plan is administered by the Human Resources Committee of the board of directors with respect to officers, executive officers and outside directors and by a special committee with respect to all other eligible employees and eligible nonemployees.

    During calendar year 1995, up to 1,485,000 shares of Media Stock were available for grant. The maximum aggregate number of shares of Media Stock that may be granted in any other calendar year for all purposes under the Plan is three-quarters of one percent (0.75 percent) of the shares of such class outstanding (excluding shares held in the Company's treasury) on the first day of such calendar year. In the event that fewer than the full aggregate number of shares of either class available for issuance in any calendar year are issued in any such year, the shares not issued shall be added to the shares of such class available for issuance in any subsequent year or years. Options may be exercised no later than 10 years after the date on which the option was granted.

    Data for outstanding options under the Plan is summarized as follows:

                                                                          MEDIA GROUP           U S WEST INC.
                                                                     ---------------------  ----------------------
                                                                                  AVERAGE                 AVERAGE
                                                                     NUMBER OF    OPTION     NUMBER OF    OPTION
                                                                       SHARES      PRICE      SHARES*      PRICE
                                                                     ----------  ---------  -----------  ---------
Outstanding January 1, 1993........................................                           4,450,150  $   35.81
                                                                                            -----------  ---------
  Granted..........................................................                           1,486,106      48.83
  Exercised........................................................                            (412,444)     31.73
  Canceled or expired..............................................                            (222,273)     36.87
                                                                                            -----------  ---------
Outstanding December 31, 1993......................................                           5,301,539  $   39.76
                                                                                            -----------  ---------
  Granted..........................................................                           2,438,409      36.15
  Exercised........................................................                            (139,762)     33.72
  Canceled or expired..............................................                            (214,149)     40.71
                                                                                            -----------  ---------
Outstanding December 31, 1994......................................                           7,386,037  $   38.66
                                                                                            -----------  ---------
  Granted..........................................................                           3,062,920      43.63
  Exercised........................................................                            (430,631)     34.03
  Canceled or expired..............................................                            (175,147)     39.76
                                                                                            -----------  ---------
Outstanding October 31, 1995.......................................                           9,843,179  $   40.39
                                                                                            -----------  ---------
Recapitalization Plan..............................................   9,843,179  $   16.28   (9,843,179) $  (40.39)
                                                                     ----------  ---------
  Granted..........................................................      71,580      18.51
  Exercised........................................................    (191,243)     14.71
  Canceled or expired..............................................     (15,350)     16.82
                                                                     ----------  ---------  -----------  ---------
Outstanding December 31, 1995......................................   9,708,166  $   16.33      --          --
                                                                     ----------  ---------  -----------  ---------
                                                                     ----------  ---------  -----------  ---------

------------------------------
 *Includes options granted in tandem with SARs.

    Options to purchase 3,021,166 shares of Media Stock were exercisable at December 31, 1995. Options to purchase 2,374,394 shares of U S WEST stock were exercisable at December 31, 1994. A total of 1,419,795 shares of Media Stock were available for grant under the plans in effect at December 31, 1995. A total of 914,816 shares of U S WEST common stock were available for grant under the plans in effect at December 31, 1994. A total of 11,121,186 shares of Media Stock were reserved for issuance under the Plan at December 31, 1995.

                              U S WEST MEDIA GROUP
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

NOTE 18: EMPLOYEE BENEFITS

PENSION PLAN

    The Communications Group and the Media Group participate in the defined benefit pension plan sponsored by U S WEST. The employees of the Media Group are covered by the plan except for Atlanta Systems and foreign national employees. Since plan assets are not segregated into separate accounts or restricted to providing benefits to employees of the Media Group, assets of the plan may be used to provide benefits to employees of both the Communications Group and the Media Group. In the event the single employer pension plan sponsored by U S WEST would be separated into two or more plans, guidelines in the Internal Revenue Code dictate how assets of the plan must be allocated to the new plans. U S WEST currently has no intentions to split the plan. Because of these factors, U S WEST believes there is no reasonable basis to attribute plan assets to the Media Group as if they had funded separately their actuarially determined obligation.

    Management benefits are based on a final pay formula while occupational benefits are based on a flat benefit formula. U S WEST uses the projected unit credit method for the determination of pension cost for financial reporting purposes and the aggregate cost method for funding purposes. The Company's policy is to fund amounts required under the Employee Retirement Income Security Act of 1974 ("ERISA") and no funding was required in 1995, 1994 or 1993. Should funding be required in the future, funding amounts would be allocated to the Media Group based upon the ratio of service cost of the Media Group to total service cost of plan participants.

    The composition of the net pension cost and the actuarial assumptions of the plan follow:

                                                                                  YEAR ENDED DECEMBER 31,
                                                                              -------------------------------
                                                                                1995       1994       1993
                                                                              ---------  ---------  ---------
Details of pension cost:
  Service cost -- benefits earned during the period.........................  $     173  $     197  $     148
  Interest cost on projected benefit obligation.............................        558        561        514
  Actual return on plan assets..............................................     (1,918)       188     (1,320)
  Net amortization and deferral.............................................      1,185       (946)       578
                                                                              ---------  ---------  ---------
Net pension cost............................................................  $      (2) $       0  $     (80)
                                                                              ---------  ---------  ---------
                                                                              ---------  ---------  ---------

    The expected long-term rate of return on plan assets used in determining net pension cost was 8.50 percent for 1995, 8.50 percent for 1994 and 9.00 percent for 1993.

    The funded status of the U S WEST plan follows:

                                                                                                DECEMBER 31,
                                                                                            --------------------
                                                                                              1995       1994
                                                                                            ---------  ---------
Accumulated benefit obligation, including vested benefits of $5,839 and $5,044,
 respectively.............................................................................  $   6,617  $   5,616
                                                                                            ---------  ---------
                                                                                            ---------  ---------
Plan assets at fair value, primarily stocks and bonds.....................................  $   9,874  $   8,388
Less: Projected benefit obligation........................................................      8,450      7,149
                                                                                            ---------  ---------
Plan assets in excess of projected benefit obligation.....................................      1,424      1,239
Unrecognized net (gain) loss..............................................................       (101)       161
Prior service cost not yet recognized in net periodic pension cost........................        (62)       (67)
Balance of unrecognized net asset at January 1, 1987......................................       (705)      (785)
                                                                                            ---------  ---------
Prepaid pension cost......................................................................  $     556  $     548
                                                                                            ---------  ---------
                                                                                            ---------  ---------

                              U S WEST MEDIA GROUP
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

NOTE 18: EMPLOYEE BENEFITS (CONTINUED)
    The actuarial assumptions used to calculate the projected benefit obligation follow:

                                                                                                  DECEMBER 31,
                                                                                              --------------------
                                                                                                1995       1994
                                                                                              ---------  ---------
Discount rate...............................................................................      7.00%      8.00%
Weighted average rate of compensation increase..............................................      5.50%      5.50%

    Anticipated future benefit changes have been reflected in the above calculations.

    ALLOCATION OF PENSION COSTS U S WEST's allocation policy is to 1) offset the company-wide service cost, interest cost and amortizations by the return on plan assets; and 2) allocate the remaining net pension cost to the Media Group based on the ratio of actuarially determined service cost of the Media Group to total service cost of plan participants. U S WEST believes allocating net pension cost based on service cost is reasonable since service cost is a primary factor in determining pension cost. Net pension costs allocated to the Media Group were $0, $0 and $(9) in 1995, 1994 and 1993, respectively. The service and interest costs for 1995 and the projected benefit obligation at December 31, 1995 attributed to the Media Group were $24, $29 and $429, respectively.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

    The Communications Group and the Media Group participate in plans sponsored by U S WEST which provide certain health care and life insurance benefits to retired employees. In conjunction with the Company's 1992 adoption of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," the Company elected to immediately recognize the accumulated postretirement benefit obligation for current and future retirees.

    U S WEST uses the projected unit credit method for the determination of postretirement medical and life costs for financial reporting purposes. The composition of net postretirement benefit costs and actuarial assumptions underlying plan benefits follow:

                                                                        YEAR ENDED DECEMBER 31,
                                      --------------------------------------------------------------------------------------------
                                                    1995                               1994                          1993
                                      ---------------------------------  ---------------------------------  ----------------------
                                        MEDICAL      LIFE       TOTAL      MEDICAL      LIFE       TOTAL      MEDICAL      LIFE
                                      -----------  ---------  ---------  -----------  ---------  ---------  -----------  ---------
Service cost -- benefits earned
 during the period..................   $      59   $       6  $      65   $      62   $      13  $      75   $      60   $      11
Interest on accumulated benefit
 obligation.........................         235          32        267         221          39        260         235          36
Actual return on plan assets........        (319)        (96)      (415)          3           1          4         (73)        (52)
Net amortization and deferral.......         228          58        286         (68)        (31)       (99)         27          22
                                           -----         ---  ---------       -----         ---  ---------       -----         ---
Net postretirement benefit costs....   $     203   $       0  $     203   $     218   $      22  $     240   $     249   $      17
                                           -----         ---  ---------       -----         ---  ---------       -----         ---
                                           -----         ---  ---------       -----         ---  ---------       -----         ---


                                        TOTAL
                                      ---------
Service cost -- benefits earned
 during the period..................  $      71
Interest on accumulated benefit
 obligation.........................        271
Actual return on plan assets........       (125)
Net amortization and deferral.......         49
                                      ---------
Net postretirement benefit costs....  $     266
                                      ---------
                                      ---------

    The expected long-term rate of return on plan assets used in determining postretirement benefit costs was 8.50 percent for 1995, 8.50 percent in 1994 and
9.00 percent in 1993.

                              U S WEST MEDIA GROUP
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

NOTE 18: EMPLOYEE BENEFITS (CONTINUED)
    The funded status of the plans follow:

                                                                             YEAR ENDED DECEMBER 31,
                                                        ------------------------------------------------------------------
                                                                     1995                              1994
                                                        -------------------------------  ---------------------------------
                                                         MEDICAL     LIFE       TOTAL      MEDICAL      LIFE       TOTAL
                                                        ---------  ---------  ---------  -----------  ---------  ---------
Accumulated postretirement benefit obligation
 attributable to:
  Retirees............................................  $   1,866  $     271  $   2,137   $   1,733   $     248  $   1,981
  Fully eligible plan participants....................        293         34        327         264          38        302
  Other active plan participants......................      1,059        165      1,224         940         135      1,075
                                                        ---------  ---------  ---------  -----------  ---------  ---------
Total accumulated postretirement benefit obligation...      3,218        470      3,688       2,937         421      3,358
Unrecognized net gain.................................        378        161        539         243          90        333
Unamortized prior service cost........................     --            (34)       (34)     --          --         --
Fair value of plan assets, primarily stocks, bonds and
 life insurance (1)...................................     (1,385)      (460)    (1,845)       (894)       (374)    (1,268)
                                                        ---------  ---------  ---------  -----------  ---------  ---------
Accrued postretirement benefit obligation.............  $   2,211  $     137  $   2,348   $   2,286   $     137  $   2,423
                                                        ---------  ---------  ---------  -----------  ---------  ---------
                                                        ---------  ---------  ---------  -----------  ---------  ---------

------------------------------
(1)
  Medical plan assets include Communications Stock of $210 and Media Stock of $112 in 1995 and U S WEST common stock of $164 in 1994.

    The actuarial assumptions used to calculate the accumulated postretirement benefit obligation follow:

                                                                                        DECEMBER 31,
                                                                                    --------------------
                                                                                      1995       1994
                                                                                    ---------  ---------
Discount rate.....................................................................      7.00%      8.00%
Medical trend*....................................................................      9.00%      9.70%

------------------------------
* Medical cost trend rate gradually declines to an ultimate rate of 5 percent in 2011.

    A one-percent increase in the assumed health care cost trend rate for each future year would have increased the aggregate of the service and interest cost components of 1995 net postretirement benefit cost by approximately $40 and increased the 1995 accumulated postretirement benefit obligation by approximately $350.

    Anticipated   future   benefit  changes   have   been  reflected   in  these
postretirement benefit calculations.

    PLAN ASSETS Assets of the postretirement medical and life plans may be used to provide benefits to employees of both the Communications Group and the Media Group since plan assets are not legally restricted to providing benefits to either Group. In the event that either plan sponsored by U S WEST would be separated into two or more plans, there are no guidelines in the Internal Revenue Code for allocating assets of the plan. U S WEST allocates the assets based on historical contributions for postretirement medical costs, and on the ratio of salaries for life plan participants. U S WEST currently has no intention to split the plans.

    POSTRETIREMENT MEDICAL COSTS The service and interest components of net postretirement medical benefit costs are calculated for the Media Group based upon the population characteristics of the Group. Since funding of postretirement medical costs is voluntary, return on assets is attributed to the Media Group based upon historical funding. The Media Group has historically funded the maximum annual tax deductible contribution for management employees and the amount of annual expense for occupational employees. The Media Group periodically reviews its funding strategy and future funding amounts, if any, will be based upon the cash requirements of the Group.

                              U S WEST MEDIA GROUP
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

NOTE 18: EMPLOYEE BENEFITS (CONTINUED)
    Net postretirement medical benefit costs recognized by the Media Group for 1995, 1994 and 1993 were $14, $11 and $11, respectively. The percentage of postretirement medical assets attributed to the Media Group at December 31, 1995 and 1994, based upon historical voluntary contributions, was 4 and 5 percent, respectively. The accumulated postretirement medical benefit obligation attributed to the Media Group was $161 at December 31, 1995.

    ALLOCATION OF POSTRETIREMENT LIFE COSTS Net postretirement life costs, and funding requirements, if any, are allocated to the Media Group in the same manner as pensions. U S WEST will generally fund the amount allowed for tax purposes and no funding of postretirement life insurance occurred in 1995, 1994 and 1993. U S WEST believes its method of allocating postretirement life costs is reasonable.

    Net postretirement life benefit costs allocated to the Media Group for 1995, 1994 and 1993 were $0, $3, and $3, respectively. The service and interest costs for 1995 and the accumulated postretirement life benefit obligation at December 31, 1995 attributed to the Media Group were $1, $3 and $45, respectively.

NOTE 19: INCOME TAXES
    The components of the provision for income taxes follow:

                                                                                                 YEAR ENDED DECEMBER 31,
                                                                                             -------------------------------
                                                                                               1995       1994       1993
                                                                                             ---------  ---------  ---------
Federal:
  Current..................................................................................  $      47  $      50  $      72
  Deferred.................................................................................         48        104        (32)
                                                                                             ---------  ---------        ---
                                                                                                    95        154         40
Foreign:
  Current..................................................................................          6     --         --
  Deferred.................................................................................         33         14          2
                                                                                             ---------  ---------        ---
                                                                                                    39         14          2
State and local:
  Current..................................................................................          8         (6)        23
  Deferred.................................................................................         21         42         (4)
                                                                                             ---------  ---------        ---
                                                                                                    29         36         19
                                                                                             ---------  ---------        ---
Provision for income taxes.................................................................  $     163  $     204  $      61
                                                                                             ---------  ---------        ---
                                                                                             ---------  ---------        ---

    Amounts U S WEST paid for income taxes were $566, $313 and $391 in 1995, 1994 and 1993, respectively, inclusive of the capital assets segment, of which $55, ($178) and $94 related to the Media Group. The Media Group, including the capital assets segment, had taxes payable of $90 and $88 as of December 31, 1995 and 1994, respectively.

                              U S WEST MEDIA GROUP
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

NOTE 19: INCOME TAXES (CONTINUED)
    The effective tax rate differs from the statutory tax rate as follows:

                                                                                                  YEAR ENDED DECEMBER 31,
                                                                                              -------------------------------
                                                                                                1995       1994       1993
                                                                                              ---------  ---------  ---------
                                                                                                        IN PERCENT
Federal statutory tax rate..................................................................       35.0       35.0       35.0
Foreign taxes -- net of federal effect......................................................        8.3        1.9         .6
State income taxes -- net of federal effect.................................................        6.1        4.9        6.6
Amortization................................................................................        2.5     --             .2
Restructuring charge........................................................................     --         --            1.1
Other.......................................................................................        1.1         .7       (1.7)
                                                                                                    ---        ---        ---
Effective tax rate..........................................................................       53.0       42.5       41.8
                                                                                                    ---        ---        ---
                                                                                                    ---        ---        ---

    The components of the net deferred tax liability follow:

                                                                                                     DECEMBER 31,
                                                                                                 --------------------
                                                                                                   1995       1994
                                                                                                 ---------  ---------
Property, plant and equipment..................................................................  $     107  $      76
Leases.........................................................................................        662        684
State deferred taxes -- net of federal effect..................................................        178        174
Intangible assets..............................................................................        112        164
Investments in partnerships....................................................................        213        142
Other..........................................................................................         12         13
                                                                                                 ---------  ---------
Deferred tax liabilities.......................................................................      1,284      1,253
                                                                                                 ---------  ---------
Postemployment benefits, including pension.....................................................         22         29
Restructuring, assets held for sale and other..................................................         98        130
Currency translation...........................................................................         15         16
Start-up expenditures..........................................................................         17          9
State deferred taxes -- net of federal effect..................................................         33         38
Other..........................................................................................         55         61
                                                                                                 ---------  ---------
Deferred tax assets............................................................................        240        283
                                                                                                 ---------  ---------
Net deferred tax liability.....................................................................  $   1,044  $     970
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------

    The current portion of the deferred tax asset was $24 and $52 at December 31, 1995 and 1994, respectively, resulting primarily from restructuring charges and compensation-related items.

    The net deferred tax liability includes $686 in 1995 and $678 in 1994 related to the capital assets segment.

NOTE 20: NET INVESTMENT IN ASSETS HELD FOR SALE
    The Combined Financial Statements of the Media Group include the discontinued operations of the capital assets segment. During the second quarter of 1993, the U S WEST Board of Directors approved a plan to dispose of the capital assets segment through the sale of segment assets and businesses.
Accordingly, the Media Group recorded an after-tax charge of $100 for the estimated loss on disposition. An additional provision of $20 is related to the effect of the 1993 increase in federal income tax rates. The capital assets segment includes activities related to financial services and financial guarantee insurance operations. Also included in the segment is U S WEST Real Estate, Inc., for which disposition was announced in 1991 and a $500 valuation allowance was established to cover both carrying costs and losses on disposal of related properties.

                              U S WEST MEDIA GROUP
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

NOTE 20: NET INVESTMENT IN ASSETS HELD FOR SALE (CONTINUED)
    Effective January 1, 1995, the capital assets segment has been accounted for in accordance with Staff Accounting Bulletin No. 93, issued by the Securities Exchange Commission, which requires discontinued operations not disposed of within one year of the measurement date to be accounted for prospectively in continuing operations as a "net investment in assets held for sale." The net realizable value of the assets is reevaluated on an ongoing basis with adjustments to the existing reserve, if any, charged to continuing operations. No such adjustment was required in 1995. Prior to January 1, 1995, the entire capital assets segment was accounted for as discontinued operations in accordance with Accounting Principles Board Opinion No. 30.

    During 1994, U S WEST reduced its ownership interest in Financial Security Assurance Holdings, Ltd. ("FSA"), a member of the capital assets segment, to
60.9 percent, and its voting interest to 49.8 percent through a series of transactions. In May and June 1994, U S WEST sold 8.1 million shares of FSA, including 2 million shares sold to Fund American Enterprises Holdings Inc. ("FFC"), in an initial public offering of FSA common stock. U S WEST received $154 in net proceeds from the offering. The Media Group retained certain risks in asset-backed obligations related to the commercial real estate portfolio. On September 2, 1994, U S WEST issued to FFC 50,000 shares of cumulative redeemable preferred stock for a total of $50. (See Note 15 to the Combined Financial Statements.) In December 1995, FSA merged with Capital Guaranty Corporation for shares of FSA and cash of $51. The transaction was valued at approximately $203 and reduced U S WEST's ownership interest in FSA to 50.3 percent and its voting interest to 41.7 percent. U S WEST expects to monetize and ultimately reduce its ownership in FSA through the issuance of Debt Exchangeable for Common Stock ("DECS") in 1996. At maturity, each DECS will be mandatorily exchanged by U S WEST for shares of FSA common stock held by U S WEST or, at U S WEST's option, redeemed at the cash equivalent.

    U S WEST entered into a transaction to reduce its investment in Enhance Financial Services Group, Inc. ("Enhance") during fourth-quarter 1995. U S WEST issued DECS due December 15, 1998. Upon maturity, each DECS will be mandatorily exchanged by U S WEST for shares of Enhance Common Stock or, at U S WEST's option, redeemed at the cash equivalent. The capital assets segment currently owns approximately 31.5 percent of the outstanding Enhance common stock. (See
Note 11 to the Combined Financial Statements.)

    U S WEST Real Estate, Inc. has sold various properties totaling $120, $327 and $66 in each of the three years ended December 31, 1995, respectively. The sales proceeds were in line with estimates. Proceeds from building sales were primarily used to repay related debt. U S WEST has completed construction of existing buildings in the commercial real estate portfolio and expects to substantially complete the liquidation of this portfolio by 1998. The remaining balance of assets subject to sale is approximately $490, net of reserves, as of December 31, 1995.

    In December 1993, U S WEST sold $2.0 billion of finance receivables and the business of U S WEST Financial Services, Inc. to NationsBank Corporation. Sales proceeds of $2.1 billion were used primarily to repay related debt. The pretax gain on the sale of approximately $100, net of selling expenses, was in line with management's estimate and was included in the Media Group's estimate of provision for loss on disposal. The management team that previously operated the entire capital assets segment transferred to NationsBank.

    Building sales and operating revenues of the capital assets segment were $237, $553 and $710 in 1995, 1994 and 1993, respectively. Income from discontinued operations for 1993 (to June 1) totaled $38. Income (loss) from the capital assets segment subsequent to June 1, 1993 is being deferred and is included within the reserve for assets held for sale.

    The assets and liabilities of the capital assets segment have been separately classified on the Combined Balance Sheets as net investment in assets held for sale.

                              U S WEST MEDIA GROUP
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

NOTE 20: NET INVESTMENT IN ASSETS HELD FOR SALE (CONTINUED)
    The components of net investment in assets held for sale follow:

                                                                                                  DECEMBER 31,
                                                                                              --------------------
                                                                                                1995       1994
                                                                                              ---------  ---------
                                                                                              DOLLARS IN MILLIONS
ASSETS
Cash and cash equivalents...................................................................  $      38  $       7
Finance receivables -- net..................................................................        953      1,073
Investment in real estate -- net of valuation allowance.....................................        368        465
Bonds, at market value......................................................................        149        155
Investment in FSA...........................................................................        384        329
Other assets................................................................................        177        347
                                                                                              ---------  ---------
Total assets................................................................................  $   2,069  $   2,376
                                                                                              ---------  ---------
                                                                                              ---------  ---------

LIABILITIES
Debt........................................................................................  $     796  $   1,283
Deferred income taxes.......................................................................        686        678
Accounts payable, accrued liabilities and other.............................................        148        103
Minority interests..........................................................................         10         10
                                                                                              ---------  ---------
Total liabilities...........................................................................      1,640      2,074
                                                                                              ---------  ---------
Net investment in assets held for sale......................................................  $     429  $     302
                                                                                              ---------  ---------
                                                                                              ---------  ---------

    Finance receivables primarily consist of contractual obligations under long-term leases that U S WEST intends to run off. These long-term leases consist mostly of leveraged leases related to aircraft and power plants. For leveraged leases, the cost of the assets leased is financed primarily through nonrecourse debt which is netted against the related lease receivable.

    The components of finance receivables follow:

                                                                                                  DECEMBER 31,
                                                                                              --------------------
                                                                                                1995       1994
                                                                                              ---------  ---------
Receivables.................................................................................  $     921  $   1,095
Unguaranteed estimated residual values......................................................        447        467
                                                                                              ---------  ---------
                                                                                                  1,368      1,562
Less: Unearned income.......................................................................        390        459
     Credit loss and other allowances.......................................................         25         30
                                                                                              ---------  ---------
Finance receivables -- net..................................................................  $     953  $   1,073
                                                                                              ---------  ---------
                                                                                              ---------  ---------

    Investments in debt securities are classified as available for sale and are carried at market value. Any resulting unrealized holding gains or losses, net of applicable deferred income taxes, are reflected as a component of Media Group equity.

                              U S WEST MEDIA GROUP
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

NOTE 20: NET INVESTMENT IN ASSETS HELD FOR SALE (CONTINUED)
    The amortized cost and estimated market value of investments in debt securities are as follows:

                                                                            DECEMBER 31,
                                   -----------------------------------------------------------------------------------------------
                                                            1995                                            1994
                                   ------------------------------------------------------  ---------------------------------------
                                                   GROSS            GROSS                                 GROSS          GROSS
                                                UNREALIZED       UNREALIZED       FAIR                 UNREALIZED     UNREALIZED
DEBT SECURITIES                      COST          GAINS           LOSSES         VALUE      COST         GAINS         LOSSES
---------------------------------  ---------  ---------------  ---------------  ---------  ---------  -------------  -------------
Municipal........................  $      91     $       1        $       1     $      91  $     113    $  --          $      13
Other............................         58        --               --                58         65                          10
                                                        --               --
                                   ---------                                    ---------  ---------        -----            ---
Total............................  $     149     $       1        $       1     $     149  $     178    $  --          $      23
                                                        --               --
                                                        --               --
                                   ---------                                    ---------  ---------        -----            ---
                                   ---------                                    ---------  ---------        -----            ---


                                     FAIR
DEBT SECURITIES                      VALUE
---------------------------------  ---------
Municipal........................  $     100
Other............................         55

                                   ---------
Total............................  $     155

                                   ---------
                                   ---------

Note: Also included in Media Group equity are unrealized gains and losses on debt securities associated with the Media Group's equity investment in FSA. 1995 includes unrealized gains of $24, net of deferred taxes of $13, and 1994 includes unrealized losses of $49, net of deferred tax benefits of $26.

    The 1995 net unrealized gains of $39 (net of deferred taxes of $21 ) and the 1994 net unrealized losses of $64 (net of deferred tax benefits of $34), are included in Media Group equity.

DEBT

    Interest rates and maturities of debt associated with the capital assets segment at December 31 follow:

                                                                         MATURITIES
                                                         ------------------------------------------    TOTAL      TOTAL
INTEREST RATES                                             1997       1998       1999       2000       1995       1994
-------------------------------------------------------  ---------  ---------  ---------  ---------  ---------  ---------
Up to 5%...............................................  $  --      $  --      $  --      $  --      $  --      $      55
Above 5% to 6%.........................................         10     --         --         --             10         15
Above 6% to 7%.........................................         54     --         --         --             54        154
Above 7% to 8%.........................................          5     --         --         --              5         17
Above 8% to 9%.........................................     --         --            134          4        138        189
Above 9% to 10%........................................         48          5     --         --             53        114
Above 10% to 11%.......................................     --             29     --         --             29         29
                                                         ---------  ---------  ---------  ---------  ---------  ---------
                                                         $     117  $      34  $     134  $       4        289        573
                                                         ---------  ---------  ---------  ---------
                                                         ---------  ---------  ---------  ---------
Allocated to the capital assets segment -- net.........                                                    507        710
                                                                                                     ---------  ---------
Total..................................................                                              $     796  $   1,283
                                                                                                     ---------  ---------
                                                                                                     ---------  ---------

    Debt of $71 and $119 at December 31, 1995 and 1994, respectively, was collateralized by first deeds of trust on associated real estate and assignment of rents from leases.

    The following table summarizes terms of swaps associated with the capital assets segment. Variable rates are indexed to three- and six-month LIBOR.

                                                                                    DECEMBER 31, 1995 AND 1994
                                                               --------------------------------------------------------------------
                                                                                           WEIGHTED AVERAGE      WEIGHTED AVERAGE
                                                                                             RECEIVE RATE            PAY RATE
                                                                NOTIONAL                 --------------------  --------------------
                                                                 AMOUNT     MATURITIES     1995       1994       1995       1994
                                                               -----------  -----------  ---------  ---------  ---------  ---------
Variable to fixed (1)........................................   $     380    1996-1997        5.96       5.69       9.03       9.03
Fixed to variable (1)........................................         380    1996-1997        7.29       7.29       5.87       5.80
Variable rate basis adjustment (2)...........................          10      1997           5.92       5.89       5.85       7.04

------------------------------
(1)
  The fixed to variable swaps have the same terms as the variable to fixed swaps and were entered into to terminate the variable to fixed swaps. The net loss on the swaps is deferred and amortized over the remaining life of the swaps and is included in the reserve for assets held for sale.

(2)
  Variable rate debt based on Treasuries is swapped to a LIBOR-based interest rate.

                              U S WEST MEDIA GROUP
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

NOTE 20: NET INVESTMENT IN ASSETS HELD FOR SALE (CONTINUED)
FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET CREDIT RISK -- FINANCIAL GUARANTEES

    The Media Group retained certain risks in asset-backed obligations related to the commercial real estate portfolio. The principal amounts insured on the asset-backed obligations follow:

                                                                                        DECEMBER 31,
                                                                                    --------------------
TERMS TO MATURITY                                                                     1995       1994
----------------------------------------------------------------------------------  ---------  ---------
0 to 5 Years......................................................................  $     639  $     540
5 to 10 Years.....................................................................        450        537
10 to 15 Years....................................................................         10        391
                                                                                    ---------  ---------
Total.............................................................................  $   1,099  $   1,468
                                                                                    ---------  ---------
                                                                                    ---------  ---------

    Concentrations  of   collateral   associated   with   insured   asset-backed
obligations follow:

                                                                                        DECEMBER 31,
                                                                                    --------------------
TYPE OF COLLATERAL                                                                    1995       1994
----------------------------------------------------------------------------------  ---------  ---------
Commercial mortgages:
  Commercial real estate..........................................................  $     442  $     530
  Corporate secured...............................................................        657        888
Other asset-backed................................................................     --             50
                                                                                    ---------  ---------
Total.............................................................................  $   1,099  $   1,468
                                                                                    ---------  ---------
                                                                                    ---------  ---------

ADDITIONAL FINANCIAL INFORMATION

    Information for U S WEST Financial Services, Inc., a member of the capital assets segment, follows:

                                                                                           YEAR ENDED DECEMBER 31,
                                                                                       -------------------------------
SUMMARIZED FINANCIAL INFORMATION                                                         1995       1994       1993
-------------------------------------------------------------------------------------  ---------  ---------  ---------
Revenue..............................................................................  $      44  $      54  $     410
Net finance receivables..............................................................        931        981      1,020
Total assets.........................................................................      1,085      1,331      1,797
Total debt...........................................................................        274        533        957
Total liabilities....................................................................      1,024      1,282      1,748
Equity...............................................................................         61         49         49

                              U S WEST MEDIA GROUP
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

NOTE 21: QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                          QUARTERLY FINANCIAL DATA
                                                                             --------------------------------------------------
                                                                                FIRST       SECOND        THIRD       FOURTH
                                                                               QUARTER      QUARTER      QUARTER      QUARTER
                                                                             -----------  -----------  -----------  -----------
1995
  Sales and other revenues.................................................   $     536    $     585    $     604    $     649
  Income before income taxes and extraordinary item........................          38           54           84          132
  Income before extraordinary item.........................................          15           25           33           72
  Net income...............................................................          15           25           29           72
  Pro forma earnings per common share before
   extraordinary item......................................................        0.03         0.05         0.07         0.15
  Pro forma earnings per common share......................................        0.03         0.05         0.06         0.15
1994
  Sales and other revenues.................................................   $     418    $     459    $     482    $     549
  Income from continuing operations before income taxes....................          55          153           92          180
  Income from continuing operations and net income.........................          29           86           51          110
  Pro forma earnings per common share......................................        0.07         0.19         0.11         0.24

------------------------------

    Effective November 1, 1995, each share of U S WEST, Inc. common stock was converted into one share each of Communications Stock and Media Stock. Earnings per common share have been presented on a pro forma basis to reflect the two classes of stock as if they had been outstanding since January 1, 1994. For periods prior to the recapitalization, the average common shares outstanding are assumed to be equal to the average common shares outstanding for U S WEST, Inc.

    1995 third-quarter net income includes costs of $5 ($0.01 per share) associated with the Recapitalization Plan and costs of $4 ($.01 per share) for the early extinguishment of debt. 1995 fourth-quarter net income includes a gain of $95 ($0.20 per share) from the merger of U S WEST's joint venture interest in TeleWest. 1995 fourth-quarter net income also includes costs of $4 ($.01 per share) associated with the Recapitalization Plan.

    1994 second-quarter net income includes a gain of $41 ($.09 per share) on the sale of paging operations. 1994 fourth-quarter net income includes a gain of $105 ($.23 per share) from the partial sale of U S WEST's joint venture interest in TeleWest.

                                                                                            MARKET PRICE
                                                                                   -------------------------------
1995 PER SHARE MARKET DATA                                                           HIGH        LOW       CLOSE
---------------------------------------------------------------------------------  ---------  ---------  ---------
                                                                                           (WHOLE DOLLARS)
November 1, 1995 through December 31, 1995.......................................  $  20.000  $  17.375  $  19.000

                              U S WEST MEDIA GROUP

SUPPLEMENTARY SELECTED PROPORTIONATE RESULTS OF OPERATIONS

    The Media Group believes that proportionate financial data facilitates the understanding and assessment of its Combined Financial Statements. The following proportionate accounting table reflects the relative weight of the Media Group's ownership interest in its domestic and international investments in cable and telecommunications, wireless and directory and information services operations. The financial information included below departs materially from generally accepted accounting principles ("GAAP") because it aggregates the revenues and operating income of entities not controlled by the Media Group with those of the consolidated operations of the Media Group. This table is not intended to replace the Combined Financial Statements prepared in accordance with GAAP. Supplemental Media Group information on a proportionate basis is presented in Management's Discussion and Analysis.

                                                                                           YEAR ENDED DECEMBER 31,
                                                                                       -------------------------------
                                                                                         1995       1994       1993
                                                                                       ---------  ---------  ---------
Sales and other revenues.............................................................  $   5,115  $   4,213  $   2,157
Operating expenses...................................................................      3,966      3,311      1,630
                                                                                       ---------  ---------  ---------
EBITDA(1)............................................................................      1,149        902        527
Restructuring charge.................................................................     --         --            109
Depreciation and amortization........................................................        673        501        223
                                                                                       ---------  ---------  ---------
Operating income.....................................................................        476        401        195
Income from continuing operations before extraordinary item..........................        145        276         85
Net income...........................................................................  $     141  $     276  $       3
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------

------------------------------

Note: Certain reclassifications  within the  Selected Proportionate  Results  of
      Operations have been made to conform to the current year presentation.

(1) Earnings before interest, taxes, depreciation and amortization ("EBITDA").