Form 10-Q
period 1996-03-31
US WEST INC
filed 1996-05-14
CIK 732718

================================================================

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                  ---------
                                  FORM 10-Q
                                  ---------

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended March 31, 1996

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

                        Telephone Number 303-793-6500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X_ No __

The number of shares of U S WEST, Inc.'s common stock outstanding (net of shares held in treasury), at April 30, 1996, was:

U S WEST Communications Group Common Stock - 476,130,720 shares;
U S WEST Media Group Common Stock - 473,507,158 shares.
================================================================

                                U S WEST, Inc.
                                  Form 10-Q
                              TABLE OF CONTENTS





  Item                                                                 Page
- ---------------------------------------------------------------------  ----
PART I - FINANCIAL INFORMATION
 1.  U S WEST, Inc. Financial Information
Consolidated Statements of Operations -
Three Months Ended March 31, 1996 and 1995                                3
Consolidated Balance Sheets -
March 31, 1996 and December 31, 1995                                      5
Consolidated Statements of Cash Flows -
Three Months Ended March 31, 1996 and 1995                                7
Notes to Consolidated Financial Statements                                8
 2.  U S WEST, Inc. Management's Discussion and Analysis of Financial
Condition and Results of Operations                                      14

1.  U S WEST Communications Group Financial Information
Combined Statements of Operations -
Three Months Ended March 31, 1996 and 1995                               25
Combined Balance Sheets -
March 31, 1996 and December 31, 1995                                     26
Combined Statements of Cash Flows -
Three Months Ended March 31, 1996 and 1995                               28
Notes to Combined Financial Statements                                   29
 2.  U S WEST Communications Group Management's Discussion and
Analysis of Financial Condition and Results of Operations                32

1.  U S WEST Media Group Financial Information
Combined Statements of Operations -
Three Months Ended March 31, 1996 and 1995                               39
Combined Balance Sheets -
March 31, 1996 and December 31, 1995                                     40
Combined Statements of Cash Flows -
Three Months Ended March 31, 1996 and 1995                               42
Notes to Combined Financial Statements                                   43
 2.  U S WEST Media Group Management's Discussion and Analysis of
Financial Condition and Results of Operations                            48

PART II - OTHER INFORMATION
  1.  Legal Proceedings                                                  56
6.  Exhibits and Reports on Form 8-K                                     57

Form 10-Q - Part I

CONSOLIDATED STATEMENTS OF OPERATIONS          U S WEST, Inc.
(Unaudited)





Three Months Ended March 31,                        1996    1995
Dollars in millions
Sales and other revenues                          $3,050  $2,828

Operating expenses:
   Employee-related expenses                       1,043     978
   Other operating expenses                          591     510
   Taxes other than income taxes                     107     114
   Depreciation and amortization                     584     560
                                                  ------  ------
Total operating expenses                           2,325   2,162

Income from operations                               725     666

Interest expense                                     135     128
 Equity losses in unconsolidated ventures             66      57
Gain on sales of rural telephone exchanges             -      63
Guaranteed minority interest expense                  12       -
Other expense - net                                   23       6
                                                  ------  ------

Income before income taxes and cumulative effect
    of change in accounting principle                489     538
Provision for income taxes                           192     208
                                                  ------  ------

Income before cumulative effect of change in
     accounting principle                            297     330

Cumulative effect of change in accounting
     principle - net of tax                           34       -
                                                  ------  ------
NET INCOME                                        $  331  $  330

Dividends on preferred stock                           1       -
                                                  ------  ------

EARNINGS AVAILABLE FOR COMMON STOCK               $  330  $  330
                                                  ======  ======




See Notes to Consolidated Financial Statements.

Form 10-Q - Part I

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited), continued                                    U S WEST, Inc.





Three Months Ended March 31,                                   1996      1995
In thousands (except per share amounts)


COMMUNICATIONS GROUP EARNINGS PER
    COMMON SHARE:
    Income before cumulative effect of change in
       accounting principles                               $   0.62  $   0.67
    Cumulative effect of change in accounting principles       0.07         -
                                                           --------  --------
COMMUNICATIONS GROUP EARNINGS PER
    COMMON SHARE                                           $   0.69  $   0.67
                                                           ========  ========

COMMUNICATIONS GROUP DIVIDENDS PER
    COMMON SHARE                                           $  0.535  $  0.535
                                                           ========  ========

COMMUNICATIONS GROUP AVERAGE
    COMMON SHARES OUTSTANDING                               475,056   468,557
                                                           ========  ========

MEDIA GROUP EARNINGS PER COMMON
    SHARE                                                  $      -  $   0.03
                                                           ========  ========

MEDIA GROUP AVERAGE COMMON SHARES
    OUTSTANDING                                             473,003   468,557
                                                           ========  ========

U S WEST, Inc. EARNINGS PER COMMON SHARE                   $      -  $   0.70
                                                           ========  ========

U S WEST, Inc. AVERAGE COMMON SHARES
    OUTSTANDING                                                   -   468,557
                                                           ========  ========




See Notes to Consolidated Financial Statements.

Form 10-Q - Part I

CONSOLIDATED BALANCE SHEETS
(Unaudited)                                                  U S WEST, Inc.





                                          March 31,   December 31,
Dollars in millions                             1996           1995

ASSETS

Current assets:
     Cash and cash equivalents            $       70  $         192
     Accounts and notes receivable - net       1,794          1,886
     Inventories and supplies                    237            227
     Deferred tax asset                          270            282
     Prepaid and other                           382            322
                                          ----------  -------------

Total current assets                           2,753          2,909
                                          ----------  -------------


Gross property, plant and equipment           33,453         32,884
Accumulated depreciation                      18,489         18,207
                                          ----------  -------------

Property, plant and equipment - net           14,964         14,677

Investment in Time Warner Entertainment        2,492          2,483
Intangible assets - net                        1,779          1,798
Investments in international ventures          1,440          1,511
Net investment in assets held for sale           424            429
Other assets                                   1,293          1,264
                                          ----------  -------------

Total assets                              $   25,145  $      25,071
                                          ==========  =============



See Notes to Consolidated Financial Statements.

Form 10-Q - Part I

CONSOLIDATED BALANCE SHEETS
(Unaudited), continued                      U S WEST, Inc.





                                                           March 31,    December 31,
Dollars in millions                                              1996            1995
- ---------------------------------------------------------  -----------  --------------

LIABILITIES AND SHAREOWNERS' EQUITY

Current liabilities:
     Short-term debt                                       $    1,769   $       1,901
     Accounts payable                                             866             975
     Employee compensation                                        341             385
     Dividends payable                                            255             254
     Current portion of restructuring charge                      209             282
     Other                                                      1,460           1,255
                                                           -----------  --------------

Total current liabilities                                       4,900           5,052
                                                           -----------  --------------


Long-term debt                                                  7,024           6,954
Postretirement and other postemployment benefit
    obligations                                                 2,403           2,433
Deferred taxes, credits and other                               2,056           2,033

Company-obligated mandatorily redeemable preferred
   securities of subsidiary trust holding solely Company-
   guaranteed debentures                                          600             600
Preferred stock subject to mandatory redemption                    51              51

Common shareowners' equity:
   Common shares                                                8,320           8,228
   Cumulative deficit                                             (44)           (115)
   LESOP guarantee                                               (127)           (127)
   Foreign currency translation adjustments                       (38)            (38)
                                                           -----------  --------------
Total common shareowners' equity                                8,111           7,948
                                                           -----------  --------------

Total liabilities and shareowners' equity                  $   25,145   $      25,071
                                                           ===========  ==============



Contingencies (See Note D to the Consolidated Financial Statements.)
  See Notes to Consolidated Financial Statements.

Form 10-Q - Part I

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)                                        U S WEST, Inc.





Three Months Ended March 31,                                1996    1995
- ---------------------------------------------------------  ------  ------
Dollars in millions
OPERATING ACTIVITIES
   Net income                                              $ 331   $ 330
   Adjustments to net income:
      Depreciation and amortization                          584     560
      Equity losses in unconsolidated ventures                66      57
      Gain on sales of rural telephone exchanges               -     (63)
      Cumulative effect of change in accounting principle    (34)      -
      Deferred income taxes and amortization
         of investment tax credits                             7      20
   Changes in operating assets and liabilities:
      Restructuring payments                                 (46)    (82)
      Postretirement medical and life costs - net of
          cash fundings                                      (34)   (174)
      Accounts and notes receivable                           92      32
      Inventories, supplies and other                        (60)    (43)
      Accounts payable and accrued liabilities                31    (103)
   Other - net                                               (22)      7
                                                           ------  ------
   Cash provided by operating activities                     915     541
                                                           ------  ------
INVESTING ACTIVITIES
   Expenditures for property, plant and equipment           (757)   (617)
   Investment in international ventures                     (104)   (182)
   Proceeds from (payments on) disposals of property,
      plant and equipment                                     (7)     92
   Cash (to) from net investment in assets held for sale       3     (60)
   Other - net                                               (24)    (63)
                                                           ------  ------
   Cash (used for) investing activities                     (889)   (830)
                                                           ------  ------
FINANCING ACTIVITIES
   Net proceeds from issuance of short-term debt              60     678
   Proceeds from issuance of long-term debt                   76       -
   Repayments of long-term debt                             (121)   (168)
   Dividends paid on common stock                           (234)   (230)
   Proceeds from issuance of common stock                     71      11
   Purchases of treasury stock                                 -     (63)
                                                           ------  ------
   Cash (used for) provided by financing activities         (148)    228
                                                           ------  ------
CASH AND CASH EQUIVALENTS
   Decrease                                                 (122)    (61)
   Beginning balance                                         192     209
                                                           ------  ------
   Ending balance                                          $  70   $ 148
                                                           ======



See Notes to Consolidated Financial Statements.

Form 10-Q - Part I

                                U S WEST, Inc.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Dollars in millions)
                                 (Unaudited)

 A.  Summary of Significant Accounting Policies

Basis of Presentation

The Consolidated Financial Statements have been prepared by U S WEST, Inc.
("U S WEST" or the "Company") pursuant to the interim reporting rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally accompanying financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of U S WEST's management, the Consolidated Financial Statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial information set forth therein. It is suggested that these Consolidated Financial Statements be read in conjunction with the 1995 U S WEST Consolidated Financial Statements and notes thereto included in U S WEST's proxy statement mailed to all shareowners on April 8, 1996.

Earnings Per Common Share

U S WEST Communications Group earnings per common share and dividends per common share and U S WEST Media Group earnings per common share for 1995 have been presented on a pro forma basis to reflect the Communications Group's and the Media Group's stock as if it had been outstanding since January 1, 1995. For periods prior to the November 1, 1995 recapitalization, the average common shares outstanding are assumed to be equal to the average common shares outstanding for U S WEST.

 New Accounting Standard

Effective January 1, 1996, U S WEST adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires that long-lived assets and associated intangibles be written down to fair value whenever an impairment review indicates that the carrying value cannot be recovered on an undiscounted cash flow basis. SFAS No. 121 also requires that a company no longer record depreciation expense on assets held for sale.

Form 10-Q - Part I

                                U S WEST, Inc.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
               (Dollars in millions, except per share amounts)
                                 (Unaudited)

Adoption of SFAS No. 121 resulted in income of $34 (net of tax of $22) from the cumulative effect of reversing depreciation expense recorded in prior years related to rural telephone exchanges held for sale. Depreciation expense was reversed from the date the Company formally committed to a plan to dispose of the rural exchange assets through January 1, 1996. The income has been recorded as a cumulative effect of change in accounting principle in accordance with SFAS No. 121. The carrying value of the rural exchange assets was approximately $338 at December 31, 1995. As a result of adopting SFAS No. 121, first-quarter depreciation expense was reduced by $8 ($5 after tax, or $0.01 per share). In 1996, depreciation expense will decrease approximately $30 as a result of adopting SFAS No. 121. The combined effects of lower depreciation expense and the cumulative effect of adoption of the new standard will be directly offset by lower recognized gains on future rural exchange sales.

B.     Investment in Time Warner Entertainment

On September 15, 1993, U S WEST acquired 25.51 percent pro-rata priority capital and residual equity interests in Time Warner Entertainment Company L.P. ("TWE"). Summarized operating results for TWE follow:





Three Months Ended March 31,      1996    1995
- ------------------------------  ------  ------

Revenues                        $2,485  $2,046
Operating expenses*<F1>          2,217   1,855
Interest and other - net**<F2>     156     176
                                ------  ------
Income before income taxes      $  112  $   15

Net income                      $   94  $    4
                                ======  ======

<F1>
* Includes depreciation and amortization of $288 and $226 for the three months ended March 31, 1996 and 1995, respectively.
<F2>
**     Includes corporate services of $17 and $15 for the three months ended
March 31, 1996 and 1995, respectively.


The Company accounts for its investment in TWE under the equity method of accounting. U S WEST's recorded share of TWE operating results represents allocated TWE net income or loss adjusted for the amortization of the excess of the fair market value over the book value of the partnership net assets. The Company's recorded share of TWE operating results was $9 and $(13) for the three months ended March 31, 1996 and 1995, respectively.

Form 10-Q - Part I

                                U S WEST, Inc.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                            (Dollars in millions)
                                 (Unaudited)

C.  AirTouch Joint Venture

In July 1994, U S WEST signed an agreement with AirTouch Communications, Inc. ("AirTouch") to combine their domestic cellular properties into a partnership in a multi-phased transaction. During Phase I, which commenced on November 1, 1995, the partners are operating their cellular properties separately. A Wireless Management Company has been formed and is providing centralized services to both companies on a contract basis. In Phase II, the partners will combine their domestic properties into a partnership, subject to obtaining certain authorizations. The parties are seeking to obtain regulatory and other approvals precedent to entering into Phase II. The recent passage of the Telecommunications Act of 1996 has removed significant regulatory barriers to completion of Phase II. The interests in the partnership at the commencement of Phase II depend, among other things, on the timing of the Phase II closing and the ability of the partners to combine their domestic properties. Currently management expects the interests in the partnership will adjust from the previously disclosed 70 percent AirTouch and 30 percent U S WEST, to approximately 74 percent AirTouch and 26 percent U S WEST. This adjustment reflects the planned acquisition of certain cellular properties by AirTouch. U S WEST's interest in the partnership will further adjust depending on the timing of the contribution of its PCS investment. The timing of such contribution is at U S WEST's discretion and will occur either at the closing of Phase II or a date selected by U S WEST no later than mid-1998.

D. Contingencies

At U S WEST Communications, Inc. ("U S WEST Communications") there are pending regulatory actions in local regulatory jurisdictions that call for price decreases, refunds or both. In one such instance, the Utah Supreme Court has remanded a Utah Public Service Commission ("PSC") order to the PSC for reconsideration, thereby establishing two exceptions to the rule against retroactive ratemaking: 1) unforeseen and extraordinary events, and 2) misconduct. The PSC's initial order denied a refund request from interexchange carriers and other parties related to the Tax Reform Act of
1986.    This  action is still in the discovery process.  If a formal filing -
made in accordance with the remand from the Supreme Court - alleges that the exceptions apply, the range of possible risk is $0 to $150.

On April 11, 1996, the Washington State Utilities and Transportation Commission ("WUTC" or the "Commission" ) acted on U S WEST Communications' 1995 rate request. In February 1995, U S WEST Communications sought to increase revenues by raising rates for basic residential services over a
four-year  period.    The two major issues in this proceeding involve U S WEST
Communications' requests for improved capital recovery and elimination of the imputation of Yellow Pages revenue. Instead of granting U S WEST Communications' request, the

Form 10-Q - Part I

                                U S WEST, Inc.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                            (Dollars in millions)
                                 (Unaudited)

Commission ordered approximately $91.5 in annual revenue reductions, effective May 1, 1996. Based on the above ruling, U S WEST Communications filed a lawsuit with the King County Superior Court (the "Court") for an appeal of the order, a temporary stay of the ordered rate reduction and an authorization to implement a revenue increase.

On April 29, 1996, the Court stayed the rate decreases ordered by the WUTC. The Court granted the stay for a period of six months or until a decision is made on U S WEST Communications' appeal. Effective May 1, 1996, U S WEST Communications began collecting revenues subject to refund with interest. U S WEST Communications expects its appeal to be successful and plans not to accrue any of the amounts subject to refund. However, an adverse judgment on the appeal would have a significant impact on U S WEST Communications' future results of operations.

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

E.  Continental Acquisition

On February 27, 1996, U S WEST announced a definitive agreement to merge with Continental Cablevision, Inc. ("Continental"). Continental is the nation's third-largest cable operator. U S WEST will purchase all of Continental's stock for approximately $5.3 billion and will assume Continental's debt and other obligations, which amounted to approximately $5.5 billion at announcement date. The transaction, which is expected to close by the end of 1996, is subject to a number of conditions and approvals.

Form 10-Q - Part I

                                U S WEST, Inc.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                            (Dollars in millions)
                                 (Unaudited)

F.  Debt Exchangeable for Common Stock (Subsequent Event)

On May 13, 1996, U S WEST issued $254 of Debt Exchangeable for Common Stock ("DECS") to Salomon Inc. due May 15, 1999, in the principal amount of $26.63 per note. The notes bear interest at 7.625 percent. Upon maturity, each DECS will be mandatorily redeemed by U S WEST for shares of Financial Security Assurance Holdings, Ltd. ("FSA"), held by U S WEST or the cash equivalent, at U S WEST's option. The number of shares to be delivered at maturity varies based on the per share market price of FSA. If the market price is $26.63 per share or less, one share of FSA will be delivered for each note; if the market price is between $26.63 and $32.48 per share, a fractional share is delivered so that the value at maturity is equal to $26.63; if the market value is greater than $32.48 per share, .8197 shares are delivered. The capital assets segment currently owns approximately 50 percent of the outstanding FSA common stock. The shares of FSA to be delivered upon maturity of the DECS, combined with the exercise of outstanding options held by Fund American Enterprises Holdings, Inc. to purchase FSA shares and the recently announced plans to sell additional FSA shares would, if consummated, result in a complete disposition of U S WEST's ownership in FSA.

G.  Net Investment in Assets Held for Sale

Effective January 1, 1995, the capital assets segment has been accounted for in accordance with Staff Accounting Bulletin No. 93, issued by the Securities and Exchange Commission, which requires discontinued operations not disposed of within one year of the measurement date to be accounted for prospectively in continuing operations as a "net investment in assets held for sale." The net realizable value of the assets will be reevaluated on an ongoing basis with adjustments to the existing reserve, if any, charged to continuing operations. To date, no such adjustment has been required. Prior to January 1, 1995, the entire capital assets segment was accounted for as discontinued operations in accordance with Accounting Principles Board Opinion No. 30.

Building sales and operating revenues of the capital assets segment were $30 and $75 for the three months ended March 31, 1996 and 1995, respectively.

Form 10-Q - Part I

                                U S WEST, Inc.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                            (Dollars in millions)
                                 (Unaudited)

The components of net investment in assets held for sale follow:





                                                        March 31, 1996   December 31, 1995
                                                        ---------------  ------------------
ASSETS
Cash                                                    $            44  $               38
Finance receivables - net                                           943                 953
Investment in real estate - net of valuation allowance              363                 368
Bonds, at market value                                              146                 149
Investment in FSA                                                   388                 384
Other assets                                                        171                 177
                                                        ---------------  ------------------

Total assets                                            $         2,055  $            2,069
                                                        ===============  ==================

LIABILITIES
Debt                                                    $           788  $              796
Deferred income taxes                                               688                 686
Accounts payable, accrued liabilities and other                     145                 148
Minority interests                                                   10                  10
                                                        ---------------  ------------------

Total liabilities                                                 1,631               1,640
                                                        ---------------  ------------------

Net investment in assets held for sale                  $           424  $              429
                                                        ===============  ==================


Revenues of U S WEST Financial Services were $7 and $10 for the three months ended March 31, 1996 and 1995, respectively. Selected financial data for U S WEST Financial Services follows:





                         March 31, 1996   December 31, 1995
                         ---------------  ------------------
Net finance receivables  $           928  $              931
Total assets                       1,074               1,085
Total debt                           269                 274
Total liabilities                  1,015               1,024
Equity                                59                  61


Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share amounts)

RESULTS OF OPERATIONS - FIRST QUARTER 1996 COMPARED WITH FIRST QUARTER 1995

Comparative details of income before cumulative effect of change in accounting principle for the three months ended March 31 follow:





Three Months Ended March 31,                                          1996   1995  Percent Change
- -------------------------------------------------------------------  -----  -----  ---------------
Communications Group                                                 $ 294  $ 315            (6.7)
Media Group                                                              3     15           (80.0)
                                                                     -----  -----  ---------------
  Income before cumulative effect of change in accounting principle  $ 297  $ 330           (10.0)
                                                                     =====  =====  ===============

Earnings per common share before cumulative effect of change in accounting principle:
  Communications Group                                               $0.62  $0.67            (7.5)
  Media Group                                                            -   0.03               -



Communications Group

Adjusted to exclude nonrecurring items, the Communications Group's first-quarter 1996 income before cumulative effect of change in accounting principle was $289, an increase of $13, or 4.7 percent, compared with first quarter 1995. The nonrecurring items include the 1996 current year, after-tax impact of $5 from adopting SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and an after-tax gain of $39 on the sales of rural telephone exchanges in first quarter 1995.

Adjusted to exclude nonrecurring items, first-quarter 1996 earnings per Communications Group common share before cumulative effect of change in accounting principle ("earnings per share") was $0.61, compared with $0.59 in 1995. The nonrecurring items include the current year effect of adopting SFAS No. 121 ($0.01 per share) and the gain on the sale of rural telephone exchanges in 1995 ($0.08 per share).

Effective January 1, 1996, the Communications Group adopted SFAS No. 121, which among other things, requires that companies no longer record depreciation expense on assets held for sale. Adoption of SFAS No. 121 resulted in a one-time gain of $34, or $0.07 per Communications Group share, related to the cumulative effect of change in accounting principle. The first-quarter, pretax effect of the SFAS No. 121 adoption resulted in a decrease to depreciation expense of $8 ($5 after tax).

Form 10-Q - Part I

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share amounts), continued

Increased income at the Communications Group is attributable to higher demand for services. Partially offsetting the effects of higher demand was an increase in operating costs to address customer service issues, expenditures related to development of new products and services, flood conditions in the Pacific Northwest, increased depreciation expense and higher interest expense.

Media Group

Net income of the Media Group decreased $12, or 80 percent in 1996. The decrease is due primarily to increased guaranteed minority interest expense associated with the 1995 issuance of Company-obligated mandatorily redeemable preferred securities of a subsidiary trust holding solely Company-guaranteed debentures ("Preferred Securities") to finance expansion in domestic and international investments, increased equity losses associated with unconsolidated international ventures and the effect of foreign exchange losses. These decreases in net income were partially offset by improvement in the wireless communications business.

Sales and Other Revenues

An analysis of the change in U S WEST's consolidated sales and other revenues follows:





Three Months Ended March 31,    1996     1995   Percent Change
- ----------------------------  -------  -------  --------------
Communications Group          $2,465   $2,318              6.3
Media Group                      613      536             14.4
Intergroup eliminations          (28)     (26)             7.7
                              -------  -------  --------------
Total                         $3,050   $2,828              7.9
                              =======  =======  ==============


Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share amounts), continued

 Communications Group Operating Revenues

An analysis of changes in the Communications Group's operating revenues follows:





                                       Higher     (Higher)                     Indrease     Increase
                                                 ---------
Three Months Ended                      (Lower)  Lower                          (Decrease)  (Decrease)
- ---------------------
March 31,                1996    1995  Prices    Refunds    Demand    Other    Dollars      Percent
- ---------------------  ------  ------  --------  ---------  --------  -------  -----------  ----------

Local service          $1,145  $1,050  $     7   $     (4)  $    97   $   (5)  $       95         9.0
Interstate access         622     589      (16)         -        55       (6)          33         5.6
Intrastate access         190     188       (7)         -        11       (2)           2         1.1
Long-distance network     290     299       (3)         -        (5)      (1)          (9)       (3.0)
Other services            218     192        -          -         -       26           26        13.5
                       ------  ------  --------  ---------  --------  -------  -----------  ----------
Total                  $2,465  $2,318  $   (19)  $     (4)  $   158   $   12   $      147         6.3
                       ======  ======  ========  =========  ========  =======  ===========  ==========


Local service revenues increased principally as a result of higher demand for services. Total reported access lines increased 647,000, or 4.5 percent during the last 12 months, of which 202,000 was attributed to second lines. Second line installations increased 30 percent during the past year. Access line growth was 4.8 percent when adjusted for sales of approximately 45,000 rural telephone access lines during the last 12 months. Also contributing to the increase in local service revenues was expanded growth in new product and service offerings such as caller identification and call waiting. Local service revenues from new product and service offerings were approximately $40 for first quarter 1996, an increase of approximately 120 percent compared to the same period last year.

Higher  revenues  from interstate access services resulted from an increase of
9.5 percent in interstate billed access minutes of use, which more than offset the effects of price reductions. Intrastate access revenues increased slightly as higher demand was largely offset by the effects of price reductions.

Long-distance network revenues decreased primarily due to the effects of competition and rate reductions. Erosion of long-distance revenue will continue due to the loss of 1+ dialing in Minnesota, which became effective in February 1996, and in Arizona, effective in April 1996.

Revenues from other services increased primarily as a result of continued market penetration in voice messaging services, increases in inside wire services and sales of customer premise equipment projects, partially offset by decreases in billing and collection revenues.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share amounts), continued

Media Group Sales and Other Revenues

An analysis of the Media Group's sales and other revenues follows:





Three Months Ended March 31,          1996   1995  Percent
- -----------------------------------  -----  -----
                                                   Change
                                                   --------

Directory and information services:
    Domestic                         $ 271  $ 258      5.0
    International                       17     14     21.4
                                     -----  -----  --------
                                       288    272      5.9

Wireless communications:
    Cellular service                   239    186     28.5
    Cellular equipment                  25     16     56.3
                                     -----  -----  --------
                                       264    202     30.7

Cable and telecommunications            57     54      5.6
Other                                    4      8    (50.0)
                                     -----  -----  --------

Total                                $ 613  $ 536     14.4
                                     =====  =====  ========



Media Group sales and other revenues increased 14.4 percent to $613 in 1996. The increase was primarily due to strong growth in cellular service revenue.

Directory and Information Services Revenues related to Yellow Pages directory advertising increased approximately $15, or 6.1 percent, in the first quarter compared with 1995 due to price increases of 4.0 percent, higher revenue per advertiser and an increase in Yellow Pages advertising volume.

International directory publishing revenues increased $3 in 1996, primarily due to an increase in the number of directories published and increased advertisers.

Wireless Communications Cellular service revenues increased $53, or 28.5 percent in 1996. This increase is due to a 50 percent increase in subscribers during the last twelve months, partially offset by a 14 percent drop in average revenue per subscriber to $53.00 per month. The increase in subscribers relates to continued growth in demand for wireless services.

Cellular equipment revenues increased $9, or 56.3 percent in 1996. This increase is primarily due to a significant increase in unit sales associated with a 50 percent increase in gross customer additions, partially offset by a decrease in selling price per unit.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share amounts), continued

Cable and Telecommunications Cable and telecommunications revenues increased $5, or 10.2 percent in 1996. This percent increase gives affect to a change in the method of recording franchise fees implemented in late 1995 as if it was in effect throughout 1995. The increase is primarily a result of a 6.7 percent increase in subscribers and price increases.

Costs and Expenses





Three Months Ended March 31,                1996   1995  Percent
- ----------------------------------------  ------  -----
                                                         Change
                                                         --------
Employee-related expenses                 $1,043  $ 978      6.6
Other operating expenses                     591    510     15.9
Taxes other than income taxes                107    114     (6.1)
Depreciation and amortization                584    560      4.3
Interest expense                             135    128      5.5
Equity losses in unconsolidated ventures      66     57     15.8
Guaranteed minority interest expense          12      -        -
Other expense - net                           23      6        -


Employee-related expenses at the Communications Group increased $54 compared to the prior year. The increase is attributable to continued efforts to improve customer service and to address business growth through expenditures on overtime, contract labor and workforce additions. Costs related to workforce additions will partially offset the benefits of employee separations achieved through restructuring.

Salaries and wages, overtime payments and contract labor at the Communications Group increased employee-related expenses by approximately $50 for the first quarter as compared with the same period last year. Approximately $15 of the overtime and contract labor increase was attributed to severe flooding in Washington and Oregon. Partially offsetting these increases was a reduction in the postretirement benefits accrual and lower travel and conference expenses.

Employee-related expenses also increased due to growth initiatives in the Media Group's wireless communications and directory and information services segments.

Other operating expenses at the Communications Group increased $39 primarily due to increased uncollectibles, costs related to customer premise equipment projects and higher advertising costs. Other operating expenses at the Media Group increased $42. This increase is primarily due to expansion of the Media Group's cellular customer base.

Taxes other than income taxes decreased $7 over the prior year primarily as a result of lower than expected tax assessments and mill levies.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share amounts), continued

Increased depreciation and amortization expense was attributable to the effects of a higher depreciable asset base at the Communications Group and expansion of the Media Group's domestic cellular network, partially offset by the effects of 1995 sales of rural telephone exchanges and the adoption of SFAS No. 121.

Interest expense increased primarily due to higher interest rates associated with refinancing commercial paper at the Communications Group in the latter part of 1995. Slightly higher debt levels at the Communications Group also contributed to the increase. Partially offsetting these increases were decreases in debt related to the investment in TWE and a refinancing of commercial paper by issuing Preferred Securities. U S WEST issued $600 of Preferred Securities in the third quarter of 1995.

Equity losses increased $9 in 1996, primarily due to increased financing costs associated with expansion of the network at TeleWest and start-up and other costs associated with new international investments and the domestic PCS PrimeCo investment. The Media Group expects losses related to international ventures will be significant in 1996. Increased losses related to international investments were partially offset by increased earnings related to the investment in TWE. The increase in TWE earnings is a result of improved results from the filmed entertainment, cable and programming-HBO divisions. Cable subscribers served by TWE increased 6.5 percent compared to a year ago, excluding the impact of 1995 cable transactions.

Guaranteed minority interest expense reflects the issuance of Preferred Securities in the third quarter of 1995.

Other expense increased $17 in 1996, compared with 1995, partially due to foreign exchange losses of $7.

 Liquidity and Capital Resources

Operating Activities

Cash provided by operations increased $374 in the first quarter of 1996 compared with 1995. Business growth in the Communications Group and the Media Group's cellular operations contributed to the increase in cash provided by operations. The increase was also a result of decreases in the cash funding of postretirement benefits, lower restructuring expenditures and lower federal income tax payments.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share amounts), continued

Investing Activities

Investments by the Media Group in international ventures were $104 for the first quarter of 1996. Significant 1996 investments include additional capital contributions to the PCS investment in the United Kingdom, Mercury One 2 One and the purchase of a 23 percent interest in a venture to provide wireless service in Poland.

Financing Activities

During the first quarter, debt decreased by $62 compared with December 31, 1995. The decrease was a result of increased operating cash flow at the Communications Group and reductions in debt related to a Media Group investment in a cable television venture in the Netherlands and the investment in TWE. Partially offsetting the decrease were increases in commercial paper.

Excluding debt associated with the capital assets segment, the Company's percentage of debt to total capital at March 31, 1996, was 50.1 percent compared with 50.7 percent at December 31, 1995. Including debt associated with the capital assets segment, Preferred Securities and other preferred stock, the Company's percentage of debt to total capital was 55.8 percent at March 31, 1996, compared with 56.4 percent at December 31, 1995.

At March 31, 1996, U S WEST guaranteed debt associated with its international investments in the principal amount of approximately $144.

In connection with U S WEST's announcement on February 27, 1996 of a planned merger with Continental, U S WEST, Inc.'s credit rating is being reviewed by credit rating agencies, which may result in a downgrading.

In connection with the Washington State Utilities and Transportation Commission's $91.5 rate reduction order (See "Contingencies"), U S WEST Communications' debt securities have been placed on rating watch by Duff & Phelps. The credit rating of U S WEST Communications' debt securities was not placed under review by Moody's and is under review by Fitch and Standard & Poors.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share amounts), continued

 Restructuring

The Company's 1993 results reflected a $1 billion restructuring charge (pretax). The related restructuring plan (the "Restructuring Plan") is designed to provide faster, more responsive customer services while reducing the costs of providing these services

Following are schedules of the costs and planned workforce reductions included in the Restructuring Plan:





                                        Actual   Actual   Actual   Estimate   Estimate
                                        -------  -------  -------  ---------
Restructuring Plan Costs                   1993     1994     1995       1996       1997  Total
- --------------------------------------  -------  -------  -------  ---------  ---------  ------
Cash expenditures:
  Employee separation (1)<F1>           $     -  $    19  $    76  $      36  $     129  $  260
  Systems development                         -      127      145        128          -     400
  Real estate                                 -       50       66         14          -     130
  Relocation                                  -       21       24         20         15      80
  Retraining and other                        -       16       23         22          4      65
                                        -------  -------  -------  ---------  ---------  ------
Total cash expenditures                       -      233      334        220        148     935
Asset write-down                             65        -        -                            65
                                        -------  -------  -------                        ------
Total 1993 Restructuring Plan                65      233      334        220        148   1,000
Remaining 1991 plan employee costs (1)        -       56        -          -          -      56
                                        -------  -------  -------  ---------  ---------  ------
Total                                   $    65  $   289  $   334  $     220  $     148  $1,056
                                        =======  =======  =======  =========  =========  ======

<F1>
(1) Employee separation costs, including the balance of the 1991 restructuring reserve at
December 31, 1993, aggregate $316.








                      Actual  Actual  Estimate (1)  Estimate (1)
                      ------  ------  ------------  ------------
Workforce Reductions    1994    1995          1996          1997  Total
- --------------------  ------  ------  ------------  ------------  ------
Employee separations
  Managerial             497     682           202         1,357   2,738
  Occupational         1,683   1,643           798         3,138   7,262
                      ------  ------  ------------  ------------  ------
Total                  2,180   2,325         1,000         4,495  10,000
                      ======  ======  ============  ============  ======

<F1>
(1) A significant number of the employee reductions originally scheduled for 1996 will be delayed while the Communications Group focuses on overtime and contract-labor expenses. The Restructuring Plan is expected to be substantially complete by the end of 1997.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share amounts), continued

Employee separation costs include severance payments, health-care coverage and postemployment education benefits associated with the planned reduction of 10,000 employees. System development costs include new systems and the application of enhanced system functionality to existing single-purpose systems to provide integrated, end-to-end customer service. Real estate costs include preparation costs for the new service centers. The Communications Group has consolidated its 560 customer service centers into 26 centers in 10 cities. The relocation and retraining costs are related to moving employees to the new service centers and retraining employees on the methods and systems required in the new, restructured mode of operation.

 Progress Under the Restructuring Plan:

Following is a reconciliation of restructuring reserve activity during first quarter 1996:





                         Reserve Balance                     Reserve Balance
                         December 31, 1995    1996 Activity  March 31, 1996
                         ------------------  --------------  ----------------
Employee separations
  Managerial             $               68  $            7  $             61
  Occupational                           97               6                91
                         ------------------  --------------  ----------------
Total separations                       165              13               152

Systems development
  Service delivery                       44               8                36
  Service assurance                      26               1                25
  Capacity provisioning                  42              11                31
  All other                              16               5                11
                         ------------------  --------------  ----------------
Total systems                           128              25               103

Real estate                              14               2                12
Relocation                               35               1                34
Retraining and other                     26               5                21
                         ------------------  --------------  ----------------
Total                    $              368  $           46  $            322
                         ==================  ==============  ================







                                                                  Cumulative
                             1994         1995  First Quarter     Separations At
                      Separations  Separations  1996 Separations  March 31, 1996
                      -----------  -----------  ----------------  --------------
Employee separations
  Managerial                  497          682               107           1,286
  Occupational              1,683        1,643               142           3,468
                      -----------  -----------  ----------------  --------------
Total                       2,180        2,325               249           4,754
                      ===========  ===========  ================  ==============


 Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share amounts), continued

Contingencies

At U S WEST Communications, Inc. ("U S WEST Communications") there are pending regulatory actions in local regulatory jurisdictions that call for price decreases, refunds or both. In one such instance, the Utah Supreme Court has remanded a Utah Public Service Commission ("PSC") order to the PSC for reconsideration, thereby establishing two exceptions to the rule against retroactive ratemaking: 1) unforeseen and extraordinary events, and 2) misconduct. The PSC's initial order denied a refund request from interexchange carriers and other parties related to the Tax Reform Act of
1986.    This  action is still in the discovery process.  If a formal filing -
made in accordance with the remand from the Supreme Court - alleges that the exceptions apply, the range of possible risk is $0 to $150.

On April 11, 1996, the Washington State Utilities and Transportation Commission ("WUTC" or the "Commission" ) acted on U S WEST Communications' 1995 rate request. In February 1995, U S WEST Communications sought to increase revenues by raising rates for basic residential services over a four-year period. The two major issues in this proceeding involve U S WEST Communications' requests for improved capital recovery and elimination of the imputation of Yellow Pages revenue. Instead of granting U S WEST Communications' request, the Commission ordered approximately $91.5 in annual revenue reductions, effective May 1, 1996. Based on the above ruling, U S WEST Communications filed a lawsuit with the King County Superior Court (the "Court") for an appeal of the order, a temporary stay of the ordered rate reduction and an authorization to implement a revenue increase.

On April 29, 1996, the Court stayed the rate decreases ordered by the WUTC. The Court granted the stay for a period of six months or until a decision is made on U S WEST Communications' appeal. Effective May 1, 1996, U S WEST Communications began collecting revenues subject to refund with interest. U S WEST Communications expects its appeal to be successful and plans not to accrue any of the amounts subject to refund. However, an adverse judgment on the appeal would have a significant impact on U S WEST Communications' future results of operations.

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

Form 10-Q - Part I
COMBINED STATEMENTS OF OPERATIONS
(Unaudited)                   U S WEST COMMUNICATIONS GROUP





Three Months Ended March 31,                                                             1996      1995
- -----------------------------------------------------------------------------------  --------  --------
Dollars in millions (except per share amounts)
- -----------------------------------------------------------------------------------
Operating revenues:
   Local service                                                                     $  1,145  $  1,050
   Interstate access service                                                              622       589
   Intrastate access service                                                              190       188
   Long-distance network services                                                         290       299
   Other services                                                                         218       192
                                                                                     --------  --------
Total operating revenues                                                                2,465     2,318

Operating expenses:
   Employee-related expenses                                                              867       813
   Other operating expenses                                                               388       349
   Taxes other than income taxes                                                           97       106
   Depreciation and amortization                                                          517       499
                                                                                     --------  --------
Total operating expenses                                                                1,869     1,767
                                                                                     --------  --------

Income from operations                                                                    596       551

Interest expense                                                                          111       101
Gain on sales of rural telephone exchanges                                                  -        63
 Other expense - net                                                                       16        13
                                                                                     --------  --------
Income before income taxes and cumulative effect of change in accounting principle        469       500
Provision for income taxes                                                                175       185
                                                                                     --------  --------
Income before cumulative effect of change in accounting principle                         294       315
Cumulative effect of change in accounting principle - net of tax                           34         -
                                                                                     --------  --------
NET INCOME                                                                           $    328  $    315
                                                                                     ========  ========

Earnings per common share:
  Income before cumulative effect of change in accounting principle                  $   0.62  $   0.67
  Cumulative effect of change in accounting principle                                    0.07         -
                                                                                     --------  --------
Earnings per common share                                                            $   0.69  $   0.67
                                                                                     ========  ========

DIVIDENDS PER COMMON SHARE                                                           $  0.535  $  0.535

AVERAGE COMMON SHARES OUTSTANDING (thousands)
                                                                                      475,056   468,557



  See Notes to Combined Financial Statements.

Form 10-Q - Part I

COMBINED BALANCE SHEETS
(Unaudited)                     U S WEST COMMUNICATIONS GROUP





Dollars in millions                       March 31, 1996   December 31, 1995
- ----------------------------------------  ---------------  ------------------

ASSETS

Current assets:
     Cash and cash equivalents            $            43  $              172
     Accounts and notes receivable - net            1,508               1,617
     Inventories and supplies                         211                 193
     Deferred tax asset                               249                 259
     Prepaid and other                                 91                  51
                                          ---------------  ------------------

Total current assets                                2,102               2,292
                                          ---------------  ------------------


Gross property, plant and equipment                31,657              31,178
Accumulated depreciation                           17,886              17,649
                                          ---------------  ------------------

Property, plant and equipment - net                13,771              13,529

Other assets                                          769                 764
                                          ---------------  ------------------

Total assets                              $        16,642  $           16,585
                                          ===============  ==================



See Notes to Combined Financial Statements.

Form 10-Q - Part I

COMBINED BALANCE SHEETS
(Unaudited), continued           U S WEST COMMUNICATIONS GROUP





Dollars in millions                              March 31, 1996   December 31, 1995
- -----------------------------------------------  ---------------  ------------------

LIABILITIES AND EQUITY

Current liabilities:
     Short-term debt                             $           995  $            1,065
     Accounts payable                                        783                 851
     Employee compensation                                   287                 316
     Dividends payable                                       255                 254
     Current portion of restructuring charge                 202                 270
     Other                                                   997                 851
                                                 ---------------  ------------------

Total current liabilities                                  3,519               3,607
                                                 ---------------  ------------------


Long-term debt                                             5,679               5,689
Postretirement and other postemployment benefit
    obligations                                            2,319               2,351
Deferred taxes, credits and other                          1,506               1,462

Communications Group equity                                3,619               3,476
                                                 ---------------  ------------------

 Total liabilities and equity                    $        16,642  $           16,585
                                                 ===============  ==================



Contingencies (See Note B to the Combined Financial Statements.)

See Notes to Combined Financial Statements.

Form 10-Q - Part I

COMBINED STATEMENTS OF
CASH FLOWS (Unaudited)          U S WEST COMMUNICATIONS GROUP





Three Months Ended March 31,                                1996    1995
- ---------------------------------------------------------  ------  ------
Dollard in millions
OPERATING ACTIVITIES
   Net income                                              $ 328   $ 315
   Adjustments to net income:
      Depreciation and amortization                          517     499
      Gain on sales of rural telephone exchanges               -     (63)
      Cumulative effect of change in accounting principle    (34)      -
      Deferred income taxes and amortization
         of investment tax credits                            24      47
   Changes in operating assets and liabilities:
      Restructuring payments                                 (42)    (77)
       Postretirement medical and life costs - net of
           cash fundings                                     (34)   (238)
      Accounts and notes receivable                          109      28
      Inventories, supplies and other                        (48)    (34)
      Accounts payable and accrued liabilities                 4      (4)
   Other -  net                                              (19)    (73)
                                                           ------  ------
   Cash provided by operating activities                     805     400
                                                           ------  ------
INVESTING ACTIVITIES
   Expenditures for property, plant and equipment           (640)   (541)
   Proceeds from sales of rural telephone exchanges            -      88
   Proceeds from (payments on) disposals of property,
      plant and equipment                                     (7)      4
                                                           ------  ------
   Cash (used for) investing activities                     (647)   (449)
                                                           ------  ------
FINANCING ACTIVITIES
   Net (repayments of) proceeds from issuance
       of short-term debt                                    (79)    242
   Repayments of long-term debt                              (24)    (18)
   Dividends paid on common stock                           (234)   (231)
   Proceeds from issuance of common stock                     50       -
   Advance to Media Group                                      -     (23)
                                                           ------  ------
   Cash (used for) financing activities                     (287)    (30)
                                                           ------  ------
CASH AND CASH EQUIVALENTS
   Decrease                                                 (129)    (79)
   Beginning balance                                         172     116
                                                           ------  ------
   Ending balance                                          $  43   $  37
                                                           ======  ======



See Notes to Combined Financial Statements.

Form 10-Q - Part I

                        U S WEST COMMUNICATIONS GROUP
                    NOTES TO COMBINED FINANCIAL STATEMENTS
              For the Three Months Ended March 31, 1996 and 1995
                            (Dollars in millions)
                                 (Unaudited)

 A. Summary of Significant Accounting Policies

Basis of Presentation

The Combined Financial Statements have been prepared by U S WEST, Inc. ("U S WEST" or the "Company") pursuant to the interim reporting rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally accompanying financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of U S WEST's management, the Combined Financial Statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial information set forth therein. It is suggested that these Combined Financial Statements be read in conjunction with the 1995 U S WEST Consolidated Financial Statements, the U S WEST Communications Group Combined Financial Statements and the U S WEST Media Group Combined Financial Statements and notes thereto included in U S WEST's proxy statement mailed to all shareowners on April 8, 1996.


Earnings Per Common Share

Earnings per common share and dividends per common share for 1995 have been presented on a pro forma basis to reflect the Communications Group's stock as if it had been outstanding since January 1, 1995. For periods prior to the November 1, 1995 recapitalization, the average common shares outstanding are assumed to be equal to the average common shares outstanding for U S WEST.

 New Accounting Standard

Effective January 1, 1996, U S WEST adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires that long-lived assets and associated intangibles be written down to fair value whenever an impairment review indicates that the carrying value cannot be recovered on an undiscounted cash flow basis. SFAS No. 121 also requires that a company no longer record depreciation expense on assets held for sale.

Form 10-Q - Part I

                        U S WEST COMMUNICATIONS GROUP
              NOTES TO COMBINED FINANCIAL STATEMENTS, continued
                            (Dollars in millions)
                                 (Unaudited)

Adoption of SFAS No. 121 resulted in income of $34 (net of tax of $22) from the cumulative effect of reversing depreciation expense recorded in prior years related to rural telephone exchanges held for sale. Depreciation expense was reversed from the date the Company formally committed to a plan to dispose of the rural exchange assets through January 1, 1996. The income has been recorded as a cumulative effect of change in accounting principle in accordance with SFAS No. 121. The carrying value of the rural exchange assets was approximately $338 at December 31, 1995. As a result of adopting SFAS No. 121, first-quarter depreciation expense was reduced by $8 ($5 after tax, or $0.01 per share). In 1996, depreciation expense will decrease approximately $30 as a result of adopting SFAS No. 121. The combined effects of lower depreciation expense and the cumulative effect of adoption of the new standard will be directly offset by lower recognized gains on future rural exchange sales.

B.     Contingencies

At U S WEST Communications, Inc. ("U S WEST Communications") there are pending regulatory actions in local regulatory jurisdictions that call for price decreases, refunds or both. In one such instance, the Utah Supreme Court has remanded a Utah Public Service Commission ("PSC") order to the PSC for reconsideration, thereby establishing two exceptions to the rule against retroactive ratemaking: 1) unforeseen and extraordinary events, and 2) misconduct. The PSC's initial order denied a refund request from interexchange carriers and other parties related to the Tax Reform Act of
1986.    This  action is still in the discovery process.  If a formal filing -
made in accordance with the remand from the Supreme Court - alleges that the exceptions apply, the range of possible risk is $0 to $150.

On April 11, 1996, the Washington State Utilities and Transportation Commission ("WUTC" or the "Commission" ) acted on U S WEST Communications' 1995 rate request. In February 1995, U S WEST Communications sought to increase revenues by raising rates for basic residential services over a four-year period. The two major issues in this proceeding involve U S WEST Communications' requests for improved capital recovery and elimination of the imputation of Yellow Pages revenue. Instead of granting U S WEST Communications' request, the Commission ordered approximately $91.5 in annual revenue reductions, effective May 1, 1996. Based on the above ruling, U S WEST Communications filed a lawsuit with the King County Superior Court (the "Court") for an appeal of the order, a temporary stay of the ordered rate reduction and an authorization to implement a revenue increase.

Form 10-Q - Part I

                        U S WEST COMMUNICATIONS GROUP
              NOTES TO COMBINED FINANCIAL STATEMENTS, continued
                            (Dollars in millions)
                                 (Unaudited)

On April 29, 1996, the Court stayed the rate decreases ordered by the WUTC. The Court granted the stay for a period of six months or until a decision is made on U S WEST Communications' appeal. Effective May 1, 1996, U S WEST Communications began collecting revenues subject to refund with interest. U S WEST Communications expects its appeal to be successful and plans not to accrue any of the amounts subject to refund. However, an adverse judgment on the appeal would have a significant impact on U S WEST Communications' future results of operations.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share amounts)

RESULTS OF OPERATIONS - FIRST QUARTER 1996 COMPARED WITH FIRST QUARTER 1995

Comparative details of income before cumulative effect of change in accounting principle for the three months ended March 31 follow:





Three Months Ended March 31,                    1996   1995  Percent Change
- ---------------------------------------------  -----  -----  ---------------
 Income before cumulative effect of change in
    accounting principle                       $ 294  $ 315            (6.7)
                                               =====  =====  ===============
Earnings per common share before cumulative
    effect of change in accounting principle   $0.62  $0.67            (7.5)
                                               =====  =====  ===============


Adjusted to exclude nonrecurring items, the Communications Group's first-quarter 1996 income before cumulative effect of change in accounting principle was $289, an increase of $13, or 4.7 percent, compared with first quarter 1995. The nonrecurring items include the 1996 current year, after-tax impact of $5 from adopting SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and an after-tax gain of $39 on the sales of rural telephone exchanges in first quarter 1995.

Adjusted to exclude nonrecurring items, first-quarter 1996 earnings per common share before cumulative effect of change in accounting principle ("earnings per share") was $0.61, compared with $0.59 in 1995. The nonrecurring items include the current year effect of adopting SFAS No. 121 ($0.01 per share) and the gain on the sale of rural telephone exchanges in 1995 ($0.08 per share).

Effective January 1, 1996, the Communications Group adopted SFAS No. 121, which among other things, requires that companies no longer record depreciation expense on assets held for sale. Adoption of SFAS No. 121 resulted in a one-time gain of $34, or $0.07 per share, related to the cumulative effect of change in accounting principle. The first-quarter, pretax effect of the SFAS No. 121 adoption resulted in a decrease to depreciation expense of $8 ($5 after tax).

Increased income at the Communications Group is attributable to higher demand for services. Partially offsetting the effects of higher demand was an increase in operating costs to address customer service issues, expenditures related to development of new products and services, flood conditions in the Pacific Northwest, increased depreciation expense and higher interest expense.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share amounts), continued

Increased demand for the Communications Group's services resulted in growth in earnings before interest, taxes, depreciation, amortization and other ("EBITDA") of 6.0 percent for first quarter 1996. EBITDA also excludes the gain on sales of certain rural telephone exchanges in 1995. The Communications Group believes EBITDA is an important indicator of the operational strength of its businesses. EBITDA, however, should not be considered as an alternative to operating or net income as an indicator of the performance or as an alternative to cash flows from operating activities as a measure of liquidity, in each case determined in accordance with generally accepted accounting principles ("GAAP").

Operating Revenues

An analysis of changes in the Communications Group's operating revenues follows:





                                       Higher     (Higher                      Increase     Increase
Three Months Ended                      (Lower)  Lower                          (Decrease)  (Decrease)
- ---------------------
March 31,                1996    1995  Prices    Refunds    Demand    Other    Dollars      Percent
- ---------------------  ------  ------  --------  ---------  --------  -------  -----------  ----------

Local service          $1,145  $1,050  $     7   $     (4)  $    97   $   (5)  $       95         9.0
Interstate access         622     589      (16)         -        55       (6)          33         5.6
Intrastate access         190     188       (7)         -        11       (2)           2         1.1
Long-distance network     290     299       (3)         -        (5)      (1)          (9)       (3.0)
Other services            218     192        -          -         -       26           26        13.5
                       ------  ------  --------  ---------  --------  -------  -----------  ----------
Total                  $2,465  $2,318  $   (19)  $     (4)  $   158   $   12   $      147         6.3
                       ======  ======  ========  =========  ========  =======  ===========  ==========


Local  service revenues increased principally as a result of higher demand for
services.   Total reported access lines increased 647,000, or 4.5 percent during the last 12 months, of which 202,000 was attributed to second lines. Second line installations increased 30 percent during the past year. Access line growth was 4.8 percent when adjusted for sales of approximately 45,000 rural telephone access lines during the last 12 months. Also contributing to the increase in local service revenues was expanded growth in new product and service offerings such as caller identification and call waiting. Local service revenues from new product and service offerings were approximately $40 for first quarter 1996, an increase of approximately 120 percent compared to the same period last year.

Higher  revenues  from interstate access services resulted from an increase of
9.5 percent in interstate billed access minutes of use, which more than offset the effects of price reductions. Intrastate access revenues increased slightly as higher demand was largely offset by the effects of price reductions.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share amounts), continued

Long-distance network revenues decreased primarily due to the effects of competition and rate reductions. Erosion of long-distance revenue will continue due to the loss of 1+ dialing in Minnesota, which became effective in February 1996, and in Arizona, effective in April 1996.

Revenues from other services increased primarily as a result of continued market penetration in voice messaging services, increases in inside wire services and sales of customer premise equipment projects, partially offset by decreases in billing and collection revenues.

Costs and Expenses





Three Months Ended March 31,    1996   1995  Percent Change
- -----------------------------  -----  -----  ---------------
Employee-related expenses      $ 867  $ 813             6.6
Other operating expenses         388    349            11.2
Taxes other than income taxes     97    106            (8.5)
Depreciation and amortization    517    499             3.6
Interest expense                 111    101             9.9
Other expense - net               16     13            23.1


Employee-related expenses increased $54 compared to the prior year. The increase is attributable to continued efforts to improve customer service and to address business growth through expenditures on overtime, contract labor and workforce additions. Costs related to workforce additions will partially offset the benefits of employee separations achieved through restructuring.

Salaries and wages, overtime payments and contract labor increased employee-related expenses by approximately $50 for the first quarter as compared with the same period last year. Approximately $15 of the overtime and contract labor increase was attributed to severe flooding in Washington and Oregon. Partially offsetting these increases was a reduction in the postretirement benefits accrual and lower travel and conference expenses.

The increase in other operating expenses of $39 is primarily due to increased uncollectibles, costs related to customer premise equipment projects and higher advertising costs. Taxes other than income taxes decreased $9 compared to the prior year primarily as a result of lower than expected tax assessments and mill levies.

Increased depreciation and amortization expense was attributable to the effects of a higher depreciable asset base, partially offset by the effects of 1995 sales of rural telephone exchanges and the adoption of SFAS No. 121.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share amounts), continued

Interest expense increased primarily due to higher interest rates associated with refinancing commercial paper in the latter part of 1995. Slightly higher debt levels also contributed to the increase in interest expense.

 Liquidity and Capital Resources

Cash provided by operations increased by $405 in 1996 to $805. The increase is primarily due to growth in EBITDA, decreases in the cash funding of postretirement benefits and lower restructuring expenditures.

During the first quarter, debt decreased by $80 and the percentage of debt to total capital decreased from 66.0 percent at December 31, 1995, to 64.8 percent at March 31, 1996. The reduction of debt since year end was achieved through increased operating cash flow.

In connection with the Washington State Utilities and Transportation Commission's $91.5 rate reduction order (See "Contingencies"), U S WEST Communications debt securities have been placed on rating watch by Duff & Phelps. The credit rating of U S WEST Communications' debt securities was not placed under review by Moody's and is under review by Fitch and Standard & Poors.

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

Following are schedules of the costs and planned workforce reductions included in the Restructuring Plan:





                                        Actual   Actual   Estimate   Estimate
                                        -------  -------  ---------  ---------
Restructuring Plan Costs                   1994     1995       1996       1997  Total
- --------------------------------------  -------  -------  ---------  ---------  ------
Cash expenditures:
  Employee separation (1)<F1>           $    19  $    76  $      33  $     127  $  255
  Systems development                       118      129        113          -     360
  Real estate                                50       66         14          -     130
  Relocation                                 21       21         20         13      75
  Retraining and other                        8       23         22          7      60
                                        -------  -------  ---------  ---------  ------
Total cash expenditures                     216      315        202        147     880
Remaining 1991 plan employee costs (1)       56        -          -          -      56
                                        -------  -------  ---------  ---------  ------
Total                                   $   272  $   315  $     202  $     147  $  936
                                        =======  =======  =========  =========  ======


<F1>
(1) Employee separation costs, including the balance of the 1991 restructuring reserve at December 31, 1993, aggregate $311.








                      Actual  Actual  Estimate  Estimate
                      ------  ------  --------  --------
Workforce Reductions    1994    1995  (1) 1996  (1) 1997  Total
- --------------------  ------  ------  --------  --------  ------
Employee separations
  Managerial             497     682       202     1,357   2,738
  Occupational         1,683   1,643       798     3,138   7,262
                      ------  ------  --------  --------  ------
Total                  2,180   2,325     1,000     4,495  10,000
                      ======  ======  ========  ========  ======

<F1>
(1) A significant number of the employee reductions originally scheduled for 1996 will be delayed while the Communications Group focuses on overtime and contract-labor expenses. The Restructuring Plan is expected to be substantially complete by the end of 1997.


Employee separation costs include severance payments, health-care coverage and postemployment education benefits associated with the planned reduction of 10,000 employees. System development costs include new systems and the application of enhanced system functionality to existing single-purpose systems to provide integrated, end-to-end customer service. Real estate costs include preparation costs for the new service centers. The Communications Group has consolidated its 560 customer service centers into 26 centers in 10 cities. The relocation and retraining costs are related to moving employees to the new service centers and retraining employees on the methods and systems required in the new, restructured mode of operation.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share amounts), continued

Progress Under the Restructuring Plan:

Following is a reconciliation of restructuring reserve activity during first quarter 1996:





                         Reserve Balance                     Reserve Balance
                         ------------------                  ----------------
                         December 31, 1995    1996 Activity   March 31, 1996
                         ------------------  --------------  ----------------
Employee separations
  Managerial             $               63  $            7  $             56
  Occupational                           97               6                91
                         ------------------  --------------  ----------------
Total separations                       160              13               147

Systems development
  Service delivery                       44               8                36
  Service assurance                      26               1                25
  Capacity provisioning                  42              11                31
  All other                               1               1                 -
                         ------------------  --------------  ----------------
Total systems                           113              21                92

Real estate                              14               2                12
Relocation                               33               1                32
Retraining and other                     29               5                24
                         ------------------  --------------  ----------------
Total                    $              349  $           42  $            307
                         ==================  ==============  ================









                              1994          1995  First-Quarter     Cumulative
                       Separations   Separations  1996 Separations  Separations At
                      ------------  ------------  ----------------
                                                                    March 31,1996
                                                                    --------------
Employee separations
  Managerial                   497           682               107           1,286
  Occupational               1,683         1,643               142           3,468
                      ------------  ------------  ----------------  --------------
 Total                       2,180         2,325               249           4,754
                      ============  ============  ================  ==============

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

On April 11, 1996, the Washington State Utilities and Transportation Commission ("WUTC" or the "Commission") acted on U S WEST Communications' 1995 rate request. In February 1995, U S WEST Communications sought to increase revenues by raising rates for basic residential services over a four-year period. The two major issues in this proceeding involve U S WEST Communications' requests for improved capital recovery and elimination of the imputation of Yellow Pages revenue. Instead of granting U S WEST Communications' request, the Commission ordered approximately $91.5 in annual revenue reductions, effective May 1, 1996. Based on the above ruling, U S WEST Communications filed a lawsuit with the King County Superior Court (the "Court") for an appeal of the order, a temporary stay of the ordered rate reduction and an authorization to implement a revenue increase.

On April 29, 1996, the Court stayed the rate decreases ordered by the WUTC. The Court granted the stay for a period of six months or until a decision is made on U S WEST Communications' appeal. Effective May 1, 1996, U S WEST Communications began collecting revenues subject to refund with interest. U S WEST Communications expects its appeal to be successful and plans not to accrue any of the amounts subject to refund. However, an adverse judgment on the appeal would have a significant impact on U S WEST Communications' future results of operations.

Form 10-Q - Part I

COMBINED STATEMENTS OF OPERATIONS                        U S WEST MEDIA GROUP
(Unaudited)





Three Months Ended March 31,                             1996       1995
- ---------------------------------------------------  ---------  --------
     Dollars in millions (except per share amounts)
Sales and other revenues:
   Directory and information services                $    288   $    272
   Wireless communications                                264        202
   Cable and telecommunications                            57         54
   Other                                                    4          8
                                                     ---------  --------
      Total sales and other revenues                      613        536

Operating expenses:
   Cost of sales and other revenues                       199        163
   Selling, general and administrative expenses           218        197
   Depreciation and amortization                           67         61
                                                     ---------  --------
      Total operating expenses                            484        421

Income from operations                                    129        115

Interest expense                                           24         27
Equity losses in unconsolidated ventures                   66         57
Guaranteed minority interest expense                       12          -
Other income (expense) - net                               (7)         7
                                                     ---------  --------

Income before income taxes                                 20         38
Provision for income taxes                                 17         23
                                                     ---------  --------

NET INCOME                                           $      3   $     15
                                                     =========  ========

Dividends on preferred stock                                1          1
                                                     ---------  --------

EARNINGS AVAILABLE FOR COMMON STOCK                  $      2   $     14
                                                     ---------  --------

EARNINGS PER COMMON SHARE                            $      -   $   0.03

AVERAGE COMMON SHARES OUTSTANDING (thousands)
                                                      473,003    468,557



See Notes to Combined Financial Statements.

Form 10-Q - Part I

COMBINED BALANCE SHEETS              U S WEST MEDIA GROUP
Unaudited)





Dollars in millions                        March 31, 1996   December 31, 1995
- -----------------------------------------  ---------------  ------------------

ASSETS

Current assets:
     Cash and cash equivalents             $            27  $               20
     Accounts and notes receivable  - net              296                 287
     Deferred directory costs                          251                 247
     Receivable from Communications Group               93                 106
     Other                                              87                  81
                                           ---------------  ------------------

Total current assets                                   754                 741
                                           ---------------  ------------------

Gross property, plant and equipment                  1,796               1,706
Accumulated depreciation                               603                 558
                                           ---------------  ------------------

Property, plant and equipment - net                  1,193               1,148

Investment in Time Warner Entertainment              2,492               2,483
Intangible assets - net                              1,779               1,798
Investments in international ventures                1,440               1,511
Net investment in assets held for sale                 424                 429
Other assets                                           529                 505
                                           ---------------  ------------------

Total assets                               $         8,611  $            8,615
                                           ===============  ==================



See Notes to Combined Financial Statements.

Form 10-Q - Part I

COMBINED BALANCE SHEETS
(Unaudited), continued           U S WEST MEDIA GROUP





                                                           March 31,    December 31,
                                                           -----------  --------------
Dollars in millions                                              1996            1995
- ---------------------------------------------------------  -----------  --------------

LIABILITIES AND EQUITY

Current liabilities:
     Short-term debt                                       $      774   $         836
     Accounts payable                                             181             235
     Deferred revenue and customer deposits                        81              87
     Other                                                        448             411
                                                           -----------  --------------

Total current liabilities                                       1,484           1,569
                                                           -----------  --------------

Long-term debt                                                  1,345           1,265
Deferred taxes, credits and other                                 639             658

Company-obligated mandatorily redeemable preferred
   securities of subsidiary trust holding solely Company-
   guaranteed debentures                                          600             600
Preferred stock subject to mandatory redemption                    51              51

Media Group equity                                              4,657           4,637
Company LESOP guarantee                                          (127)           (127)
Foreign currency translation adjustments                          (38)            (38)
                                                           -----------  --------------

Total equity                                                    4,492           4,472
                                                           -----------  --------------

Total liabilities and equity                               $    8,611   $       8,615
                                                           ===========  ==============



Contingencies (See Note D to the Combined Financial Statements)

See Notes to Combined Financial Statements.

Form 10-Q - Part I

COMBINED STATEMENTS OF CASH FLOWS
(Unaudited)                          U S WEST MEDIA GROUP





Three Months Ended March 31,                               1996    1995
- --------------------------------------------------------  ------  ------
Dollars in millions

OPERATING ACTIVITIES
   Net income                                             $   3   $  15
   Adjustments to net income:
      Depreciation and amortization                          67      61
      Equity losses in unconsolidated ventures               66      57
      Deferred income taxes and amortization
         of investment tax credits                          (17)    (27)
      Provision for uncollectibles                           14      13
   Changes in operating assets and liabilities:
      Accounts and notes receivable                         (10)     (9)
      Deferred directory costs, prepaid and other           (12)     (9)
      Accounts payable and accrued liabilities                6     (96)
   Other - net                                               (7)     75
                                                          ------  ------
   Cash provided by operating activities                    110      80
                                                          ------  ------
INVESTING ACTIVITIES
   Expenditures for property, plant and equipment          (117)    (76)
   Investment in international ventures                    (104)   (182)
   Cash (to) from net investment in assets held for sale      3     (60)
   Other - net                                              (24)    (63)
                                                          ------  ------
   Cash (used for) investing activities                    (242)   (381)
                                                          ------  ------
FINANCING ACTIVITIES
   Net proceeds from issuance of short-term debt            139     435
   Repayments of long-term debt                             (97)   (150)
   Proceeds from issuance of long-term debt                  76       -
   Proceeds from issuance of common stock                    21      11
   Advance from Communications Group                          -      23
                                                          ------  ------
   Cash provided by financing activities                    139     319
                                                          ------  ------

CASH AND CASH EQUIVALENTS
   Increase                                                   7      18
   Beginning balance                                         20      93
                                                          ------  ------
   Ending balance                                         $  27   $ 111
                                                          ======  ======



See Notes to Combined Financial Statements

Form 10-Q - Part I
                            U  S WEST MEDIA GROUP
                    NOTES TO COMBINED FINANCIAL STATEMENTS
                            (Dollars in millions)
                                 (Unaudited)

 A. Summary of Significant Accounting Policies

Basis of Presentation

The Combined Financial Statements have been prepared by U S WEST, Inc. ("U S WEST" or the "Company") pursuant to the interim reporting rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally accompanying financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of U S WEST's management, the Combined Financial Statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial information set forth therein. It is suggested that these Combined Financial Statements be read in conjunction with the 1995 U S WEST Consolidated Financial Statements, the U S WEST Media Group Combined Financial Statements and the U S WEST Communications Group Combined Financial Statements and notes thereto included in U S WEST's proxy statement mailed to all shareowners on April 8, 1996.

Earnings Per Common Share

Earnings per common share for 1995 has been presented on a pro forma basis to reflect the Media Group's stock as if it had been outstanding since January 1, 1995. For periods prior to the November 1, 1995 recapitalization, the average common shares outstanding are assumed to be equal to the average common shares outstanding for U S WEST.

Form 10-Q - Part I
                             U S WEST MEDIA GROUP
              NOTES TO COMBINED FINANCIAL STATEMENTS, continued
                            (Dollars in millions)
                                 (Unaudited)

 B.     Investment in Time Warner Entertainment

On September 15, 1993, U S WEST acquired 25.51 percent pro-rata priority capital and residual equity interests in Time Warner Entertainment Company L.P. ("TWE"). Summarized operating results for TWE follow:





Three Months Ended              March 31 1996   March 31, 1995
- ------------------------------  --------------  ---------------

Revenues                        $        2,485  $         2,046
Operating expenses*<F1>                  2,217            1,855
Interest and other - net**<F2>             156              176
                                --------------  ---------------
Income before income taxes      $          112  $            15

Net income                      $           94  $             4
                                ==============  ===============

<F1>
* Includes depreciation and amortization of $288 and $226 for the three months ended March 31, 1996 and 1995, respectively.
<F2>
**     Includes corporate services of $17 and $15 for the three months ended
March 31, 1996 and 1995, respectively.
 </FN


U S WEST accounts for its investment in TWE under the equity method of accounting. U S WEST's recorded share of TWE operating results represents allocated TWE net income or loss adjusted for the amortization of the excess of the fair market value over the book value of the partnership net assets. The Company's recorded share of TWE operating results was $9 and $(13) for the three months ended March 31, 1996 and 1995, respectively.

C.  AirTouch Joint Venture

In July 1994, U S WEST signed an agreement with AirTouch Communications, Inc. ("AirTouch") to combine their domestic cellular properties into a partnership in a multi-phased transaction. During Phase I, which commenced on November 1, 1995, the partners are operating their cellular properties separately. A Wireless Management Company has been formed and is providing centralized services to both companies on a contract basis. In Phase II, the partners will combine their domestic properties into a partnership, subject to obtaining certain authorizations. The parties are seeking to obtain regulatory and other approvals precedent to entering into Phase II. The recent passage of the Telecommunications Act of 1996 has removed significant regulatory barriers to completion of Phase II. The interests in the partnership at the commencement of Phase II depend, among other things, on the timing of the Phase II closing and the ability of the partners to combine their domestic properties. Currently management expects the interests in the partnership will adjust from the previously disclosed 70 percent AirTouch and 30 percent U S WEST, to approximately 74 percent AirTouch and 26 percent U S WEST. This adjustment reflects the planned acquisition of certain cellular properties by AirTouch. U S WEST's interest in the

Form 10-Q - Part I
                             U S WEST MEDIA GROUP
              NOTES TO COMBINED FINANCIAL STATEMENTS, continued
                            (Dollars in millions)
                                 (Unaudited)

partnership will further adjust depending on the timing of the contribution of its PCS investment. The timing of such contribution is at U S WEST's discretion and will occur either at the closing of Phase II or a date selected by U S WEST, no later than mid-1998.

D. Contingencies

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

E.  Continental Acquisition

On February 27, 1996, U S WEST announced a definitive agreement to merge with Continental Cablevision, Inc. ("Continental"). Continental is the nation's third-largest cable operator. U S WEST will purchase all of Continental's stock for approximately $5.3 billion and will assume Continental's debt and other obligations, which amounted to approximately $5.5 billion at announcement date. The transaction, which is expected to close by the end of 1996, is subject to a number of conditions and approvals.

F.  Debt Exchangeable for Common Stock (Subsequent Event)

On May 13, 1996, U S WEST issued $254 of Debt Exchangeable for Common Stock ("DECS") to Salomon Inc due May 15, 1999, in the principal amount of $26.63 per note. The notes bear interest at 7.625 percent. Upon maturity, each DECS will be mandatorily redeemed by U S WEST for shares of Financial Security Assurance Holdings Ltd. ("FSA"), held by U S WEST or the cash equivalent, at U S WEST's option. The number of shares to be delivered at maturity varies based on the per share market price of FSA. If the market price is $26.63 per share or less, one share of FSA will be delivered for each note; if the market price is between $26.63 and $32.48 per share, a fractional share is delivered so that the value at maturity is equal to $26.63; if the market value is greater than $32.48 per share, .8197 shares are delivered. The capital assets segment currently owns approximately 50 percent of the outstanding FSA common stock. The shares of FSA to be delivered upon maturity of the DECS, combined with the exercise of outstanding options held by Fund American Enterprises Holdings, Inc. to purchase

Form 10-Q - Part I
                             U S WEST MEDIA GROUP
              NOTES TO COMBINED FINANCIAL STATEMENTS, continued
                            (Dollars in millions)
                                 (Unaudited)

FSA shares and the recently announced plans to sell additional FSA shares would, if consummated, result in a complete disposition of U S WEST's ownership in FSA.

G.  Net Investment in Assets Held for Sale

Effective January 1, 1995, the capital assets segment has been accounted for in accordance with Staff Accounting Bulletin No. 93, issued by the Securities Exchange Commission, which requires discontinued operations not disposed of within one year of the measurement date to be accounted for prospectively in continuing operations as a "net investment in assets held for sale." The net realizable value of the assets will be reevaluated on an ongoing basis with adjustments to the existing reserve, if any, charged to continuing operations.
 To date, no such adjustment has been required. Prior to January 1, 1995, the entire capital assets segment was accounted for as discontinued operations in accordance with Accounting Principles Board Opinion No. 30.

Building sales and operating revenues of the capital assets segment were $30 and $75 for the three months ended March 31, 1996 and 1995, respectively.

The components of net investment in assets held for sale follow:





                                                        March 31,   December 31,
                                                        ----------  -------------
                                                              1996           1995
                                                        ----------  -------------
ASSETS
Cash                                                    $       44  $          38
Finance receivables - net                                      943            953
Investment in real estate - net of valuation allowance         363            368
Bonds, at market value                                         146            149
Investment in FSA                                              388            384
Other assets                                                   171            177
                                                        ----------  -------------

Total assets                                            $    2,055  $       2,069
                                                        ----------  -------------

LIABILITIES
Debt                                                    $      788  $         796
Deferred income taxes                                          688            686
Accounts payable, accrued liabilities and other                145            148
Minority interests                                              10             10
                                                        ----------  -------------

Total liabilities                                            1,631          1,640
                                                        ----------  -------------

Net investment in assets held for sale                  $      424  $         429
                                                        ----------  -------------

Form 10-Q - Part I
                             U S WEST MEDIA GROUP
              NOTES TO COMBINED FINANCIAL STATEMENTS, continued
                            (Dollars in millions)
                                 (Unaudited)

Revenues of U S WEST Financial Services were $7 and $10 for the three months ended March 31, 1996 and 1995, respectively. Selected financial data for U S WEST Financial Services follows:





                         March 31, 1996   December 31, 1995
                         ---------------  ------------------
Net finance receivables  $           928  $              931
Total assets                       1,074               1,085
Total debt                           269                 274
Total liabilities                  1,015               1,024
Equity                                59                  61


Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions)

The following discussion is based on the U S WEST Media Group Combined Financial Statements prepared in accordance with GAAP. The discussion should be read in conjunction with the U S WEST, Inc. Consolidated Financial
Statements.    A discussion of the Media Group's operations on a proportionate basis follows the GAAP discussion.

RESULTS OF OPERATIONS - FIRST QUARTER 1996 COMPARED WITH FIRST QUARTER 1995

Sales and Other Revenues





Three Months Ended March 31,          1996   1995  Percent Change
- -----------------------------------  -----  -----  ---------------

Directory and information services:
    Domestic                         $ 271  $ 258             5.0
    International                       17     14            21.4
                                     -----  -----  ---------------
                                       288    272             5.9

Wireless communications:
    Cellular service                   239    186            28.5
    Cellular equipment                  25     16            56.3
                                     -----  -----  ---------------
                                       264    202            30.7

Cable and telecommunications            57     54             5.6
Other                                    4      8           (50.0)
                                     -----  -----  ---------------

Sales and other revenues             $ 613  $ 536            14.4
                                     =====  =====  ===============



Media Group sales and other revenues increased 14.4 percent to $613 in 1996. The increase was primarily due to strong growth in cellular service revenue.

Directory and Information Services Revenues related to Yellow Pages directory advertising increased approximately $15, or 6.1 percent, in the first quarter compared with 1995 due to price increases of 4.0 percent, higher revenue per advertiser and an increase in Yellow Pages advertising volume.

International directory publishing revenues increased $3 in 1996, primarily due to an increase in the number of directories published and increased advertisers.

Wireless Communications Cellular service revenues increased $53, or 28.5 percent in 1996. This increase is due to a 50 percent increase in subscribers during the last twelve months, partially offset by a 14 percent drop in average revenue per subscriber to $53.00 per month. The increase in subscribers relates to continued growth in demand for wireless services.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Cellular equipment revenues increased $9, or 56.3 percent in 1996. This increase is primarily due to a significant increase in unit sales associated with a 50 percent increase in gross customer additions, partially offset by a decrease in selling price per unit.

Cable and Telecommunications Cable and telecommunications revenues increased $5, or 10.2 percent in 1996. This percent increase gives effect to a change in the method of recording franchise fees implemented in late 1995 as if it was in effect throughout 1995. The increase is primarily a result of a 6.7 percent increase in subscribers and price increases.

Income from Operations





Three Months Ended March 31,          1996    1995   Percent Change
- -----------------------------------  ------  ------  ---------------

Directory and information services:
    Domestic                         $ 110   $ 104              5.8
    International                       (8)     (5)           (60.0)
                                     ------  ------  ---------------
                                       102      99              3.0

Wireless communications                 50      33             51.5
Cable and telecommunications             8       4            100.0
Other                                  (31)    (21)           (47.6)
                                     ------  ------  ---------------

Income from operations               $ 129   $ 115             12.2
                                     ======  ======  ===============



During 1996, Media Group operating income increased 12.2 percent, to $129, and EBITDA increased 11.4 percent, to $196. The increases were primarily due to strong growth in wireless communications operations. The Media Group considers EBITDA an important indicator of the operational strength and performance of its businesses. EBITDA, however, should not be considered as an alternative to operating or net income as an indicator of the performance of the Media Group's businesses or as an alternative to cash flows from operating activities as a measure of liquidity, in each case determined in accordance with GAAP.

Directory and Information Services During 1996, operating income related to domestic Yellow Pages directory advertising increased $3, or 2.4 percent, and EBITDA increased 3.1 percent, to $133. These percent increases give effect to a 1996 change in the amount of Media Group corporate costs allocated to the Yellow Pages directory business as if it were in effect throughout 1995. Revenue increases of $15 were partially offset by operating cost increases of $12, primarily due to an approximate 11 percent increase in paper, printing, delivery and distribution costs. New product development activities reduced domestic directory and information services operating income by $18 in 1996, compared with $19 in 1995. Increased operating costs led to an EBITDA margin related to the Yellow Pages operations of 50 percent in 1996, compared with
51.7 percent in 1995, on a comparable basis.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Operating income for international directory publishing operations decreased $3 in 1996 due to increased operating expenses.

Wireless Communications Cellular operating income increased 39 percent, to $50, and cellular EBITDA increased 33 percent, to $84 in 1996. These percent increases give effect to a 1996 change in the amount of Media Group corporate costs allocated to the cellular business as if it were in effect throughout 1995. The increase in operating income is a result of revenue increases associated with the rapidly expanding subscriber base combined with efficiency gains. The 1996 decline in revenue per subscriber of 14 percent has been more than offset by decreases in the cost incurred to acquire a customer and the cost to support a customer. Support costs per subscriber decreased 23 percent and acquisition cost per subscriber added decreased 8 percent in 1996.

The cellular communications business is realizing operating scale efficiencies that have resulted in an increase in 1996 cellular service EBITDA margin to
35.1 percent, as compared with 33.8 percent in 1995, on a comparable basis.

Cable  and  Telecommunications   Cable and telecommunications operating income
increased $4 in 1996. The increase in operating income is a result of revenue increases associated with expansion of the subscriber base and price increases.

Other    Other  operating  income decreased primarily due to a decrease in the amount of Media Group corporate costs allocated to the Yellow Pages and cellular businesses and an increase in the amount of U S WEST corporate costs allocated to the Media Group.

Interest Expense and Other





Three Months Ended March 31,               1996    1995  Percent Change
- ----------------------------------------  ------  -----  ---------------

Interest expense                          $  24   $  27           (11.1)
Equity losses in unconsolidated ventures     66      57            15.8
Guaranteed minority interest expense         12       -               -
Other income (expense) - net                 (7)      7               -



Interest expense decreased $3 in 1996, due primarily to decreases in debt related to the investment in TWE and a refinancing of commercial paper by issuing Company-obligated mandatorily redeemable preferred securities of a subsidiary trust holding solely Company-guaranteed debentures ("Preferred Securities"). U S WEST issued $600 of Preferred Securities in the third quarter of 1995.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Equity losses increased $9 in 1996, primarily due to increased financing costs associated with expansion of the network at TeleWest and start-up and other costs associated with new international investments and the domestic PCS PrimeCo investment. The Media Group expects losses related to international ventures will be significant in 1996. Increased losses related to international investments were partially offset by increased earnings related to the investment in TWE. The increase in TWE earnings is a result of improved results from the filmed entertainment, cable and programming-HBO divisions. Cable subscribers served by TWE increased 6.5 percent compared to a year ago excluding the impact of 1995 cable transactions.

Guaranteed minority interest expense reflects the issuance of Preferred Securities in the third quarter of 1995.

Other income (expense) decreased $14 in 1996, compared with 1995, partially due to foreign exchange losses of $7.

Provision for Income Taxes





Three Months Ended March 31,   1996    1995   Percent Change
- ----------------------------  ------  ------  ---------------

Provision for income taxes    $  17   $  23            (26.1)
Effective tax rate             85.0%   60.5%               -



The increase in the effective tax rate reflects the impact of lower pretax income in relationship to goodwill amortization, primarily related to the acquisition of the Atlanta Systems, and foreign income taxes. These relationships could vary significantly during the year depending on the level of pretax income.

 Net Income

Net income of the Media Group decreased $12, or 80 percent in 1996. The decrease is due primarily to increased guaranteed minority interest expense associated with the 1995 issuance of Preferred Securities to finance expansion in domestic and international investments, increased equity losses associated with unconsolidated international ventures and the effect of foreign exchange losses. These decreases in net income were partially offset by improvement in the wireless communications business.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

 Liquidity and Capital Resources

Operating Activities

Cash provided by operating activities of the Media Group increased $30 in the first quarter of 1996, as compared with 1995. Growth in operating cash flow from the cellular operations and lower federal income tax payments contributed to the increase.

 Investing Activities

Capital expenditures of the Media Group were $117 for the first quarter of 1996. The majority of expenditures in 1996 were devoted to the enhancement and expansion of the cellular network and upgrade of the Atlanta cable systems to 750 megahertz capacity.

Investments in international ventures were $104 for the first quarter of 1996.
  Significant 1996 investments include additional capital contributions to the PCS investment in the United Kingdom, Mercury One 2 One ("One 2 One") and the purchase of a 23 percent interest in a venture to provide wireless service in Poland.

 Financing Activities

Debt increased $18 at March 31, 1996, as compared with December 31, 1995. Increases in commercial paper were partially offset by reductions in debt related to an investment in a cable television venture in the Netherlands and the investment in TWE.

At March 31, 1996, U S WEST guaranteed debt associated with its international investments in the principal amount of approximately $144.

Excluding debt associated with the capital assets segment, the Media Group's percentage of debt to total capital at March 31, 1996, was 29.2 percent compared with 29.1 percent at December 31, 1995. Including debt associated with the capital assets segment, Preferred Securities and other preferred stock, the Media Group's percentage of debt to total capital was 44.2 percent at March 31, 1996, and December 31, 1995.

In connection with U S WEST's announcement on February 27, 1996 of a planned merger with Continental, U S WEST, Inc.'s credit rating is being reviewed by credit rating agencies, which may result in a downgrading.

The Media group expects that cash from operations will not be adequate to fund expected cash requirements in the foreseeable future. Additional financing will come primarily from new debt. See "Note E - Continental Acquisition" to the U S WEST Media Group Combined Financial Statements.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

 Selected Proportionate Data

The following table and discussion is not required by GAAP or intended to replace the Combined Financial Statements prepared in accordance with GAAP. It is presented supplementally because the Media Group believes that proportionate financial and operating data facilitate the understanding and assessment of its Combined Financial Statements. The table does not reflect financial data of the capital assets segment. The financial information included below departs materially from GAAP because it aggregates the revenues and operating income of entities not controlled by the Media Group with those of the consolidated operations of the Media group.





                         Cable &                Cable &        Wireless      Wireless           Directory & Info
                         Telecom-munications    Telecom-       Com-          Com-munications    Services
                         Dom. (1)<F1>           munications    munications   Int'l              Dom.
                         ---------------------                               -----------------  -----------------
                                                Int'l          Dom.
                                                -------------  ------------
Three Months Ended
March 31, 1996
Revenues                 $                691   $         61   $        240  $             88   $             271
Operating income (loss)                    58            (31)            38               (22)                110
Net income (loss)                          (3)           (37)            17               (24)                 66

EBITDA (2)<F2>           $                165   $         (9)  $         69  $              1   $             117
Subscribers (thousands)                 2,929            625          1,437               334                 482

THREE MONTHS ENDED
MARCH 31, 1995 (3)<F3>
Revenues                 $                576   $         24   $        167  $             60   $             258
Operating income (loss)                    31            (21)            27               (21)                103
Net income (loss)                         (18)           (11)            15               (28)                 62

EBITDA (2)               $                124   $        (11)  $         51  $            (12)  $             109
Subscribers (thousands)                 2,422            231            885               205                 470




                         Directory & Info.
                         Services             Corp.
                         Int'l                and
                         -------------------
                                              Other    Total
                                              -------  ------
Three Months Ended
March 31, 1996
Revenues                 $               32   $    3   $1,386
Operating income (loss)                  (7)     (12)     134
Net income (loss)                        (7)      (9)       3

EBITDA (2)<F2>           $               (4)  $   (9)  $  330
Subscribers (thousands)                 282        -    6,089

THREE MONTHS ENDED
MARCH 31, 1995 (3)<F3>
Revenues                 $               14   $    8   $1,107
Operating income (loss)                  (7)       3      115
Net income (loss)                        (4)      (1)      15

EBITDA (2)               $               (4)  $    6   $  263
Subscribers (thousands)                 150        -    4,363


<F1>
(1)  The proportionate results are based on the Media Group's 25.51 percent pro rata priority and residual equity interests in reported TWE results.  The reported TWE results are prepared in accordance with GAAP and have not been adjusted to report TWE results on a proportionate basis.
<F2>
(2)  Proportionate EBITDA represents the Media Group's equity interest in the entities multiplied by the entity's
    EBITDA.  As such, proportionate EBITDA does not represent cash available to the Media Group.
<F3>
(3) Previously reported amounts have been reclassified to conform to the current presentation.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

PROPORTIONATE RESULTS OF OPERATIONS - FIRST QUARTER 1996 COMPARED WITH FIRST QUARTER 1995

Proportionate Media Group revenues increased 25 percent, to $1.4 billion, EBITDA increased 25 percent, to $330, and subscribers/advertisers increased 40 percent to 6.1 million. Strong growth in both domestic cable and telecommunications and wireless communications contributed to the increases.

Cable and Telecommunications During 1996, proportionate revenues for the domestic cable and telecommunications operations increased 20 percent, to $691, and proportionate EBITDA increased 13 percent, excluding the one-time impact of 1995 TWE cable transactions and the change in corporate costs allocated by the Media Group. Proportionate revenue and EBITDA growth is primarily due to TWE cable, programming and filmed entertainment operations. Cable growth is attributed to subscriber growth of 6.5 percent, excluding the impact of 1995 TWE cable transactions.

During 1996, international cable and telecommunications proportionate revenues increased $37, to $61, and proportionate EBITDA increased $1 to ($9), on a comparable basis. New investments in the Netherlands, Czech Republic and Indonesia contributed significantly to the increase in proportionate revenues.

Proportionate subscribers to the international cable joint ventures in the United Kingdom, Norway, Sweden, Hungary and Japan grew to 272,000, a 17.7 percent increase from a year ago. Including the recent acquisitions in the Czech Republic and Netherlands, proportionate international cable subscribers total approximately 625,000 at March 31, 1996, a 171 percent increase.

Wireless Communications During 1996, proportionate revenues for the domestic cellular operations increased 44 percent, to $240, and proportionate EBITDA increased 40 percent, to $76, excluding the one-time impact of the change in Media Group cost allocations. Proportionate cellular service revenues increased 41 percent, to $217, in 1996. This increase is due to a 50 percent increase in proportionate subscribers, on a same property basis, partially offset by a decrease in average revenue per subscriber.

During 1996, proportionate revenues for the international wireless operations increased 47 percent, to $88, and proportionate EBITDA increased $13 to $1. Strong results from One 2 One and Hungarian cellular contributed to the increases in proportionate revenues and EBITDA.

Proportionate subscribers to international wireless joint ventures in the United Kingdom, Hungary, the Czech Republic, Slovakia, Russia and Malaysia grew to 334,000 at March 31, 1996, a 61 percent increase from a year ago. One 2 One added 76,000 proportionate customers, a 58 percent increase.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Directory and Information Services Proportionate revenues for domestic directory and information services increased 5 percent, to $271 in 1996, and proportionate EBITDA increased 5 percent, to $117, excluding the one-time impact of the change in Media Group cost allocations. The increases are due to price and volume increases.

Proportionate revenues for international directories businesses increased $18, to $32 in 1996, and proportionate EBITDA was unchanged at ($4). A new investment in a Brazilian directories operation contributed to the increase in proportionate revenues.

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

On April 11, 1996, the Washington State Utilities and Transportation Commission ("WUTC" or the "Commission" ) acted on U S WEST Communications' 1995 rate request. In February 1995, U S WEST Communications sought to increase revenues by raising rates for basic residential services over a four-year period. The two major issues in this proceeding involve U S WEST Communications' requests for improved capital recovery and elimination of the imputation of Yellow Pages revenue. Instead of granting U S WEST Communications' request, the Commission ordered approximately $91.5 in annual revenue reductions, effective May 1, 1996. Based on the above ruling, U S WEST Communications filed a lawsuit with the King County Superior Court (the "Court") for an appeal of the order, a temporary stay of the ordered rate reduction and an authorization to implement a revenue increase.

On April 29, 1996, the Court stayed the rate decreases ordered by the WUTC. The Court granted the stay for a period of six months or until a decision is made on U S WEST Communications' appeal. Effective May 1, 1996, U S WEST Communications began collecting revenues subject to refund with interest. U S WEST Communications expects its appeal to be successful and plans not to accrue any of the amounts subject to refund. However, an adverse judgment on the appeal would have a significant impact on U S WEST Communications' future results of operations.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit
Number

  11     Statement regarding computation of earnings per share of U S WEST,
Inc.

12     Statement regarding computation of earnings to fixed charges ratio of U
   S WEST, Inc.

 (b)  Reports on Form 8-K filed during the first quarter

     (i) Form 8-K report dated February 12, 1996, concerning the release of earnings for the year ended December 31, 1995; and

     (ii) Form 8-K report dated February 28, 1996, concerning U S WEST 's press release entitled "U S WEST Media Group Announces Continental Cablevision Has Agreed To a Merger, Creating a World Leader in Cable Communications."

                                  SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     U S WEST, Inc.


     /S/  Michael P. Glinsky
     ________________________________
     Michael P. Glinsky
     Executive Vice President and
     Chief Financial Officer

May 14, 1996