Form 10-Q
period 1996-06-30
US WEST INC
filed 1996-08-09
CIK 732718

87

=====================================================================
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

                 For the Quarterly Period Ended June 30, 1996

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

The number of shares of U S WEST, Inc.'s common stock outstanding (net of shares held in treasury), at July 31, 1996, was:

U  S  WEST  Communications  Group  Common  Stock  -  477,632,812  shares;
U  S  WEST  Media  Group  Common  Stock  -  473,866,707  shares
=====================================================================

                                U S WEST, Inc.
                                  Form 10-Q
                              TABLE OF CONTENTS





Item                                                             Page
- ----                                                             ----
      PART I - FINANCIAL INFORMATION
1.    U S WEST, Inc. Financial Information
      Consolidated Statements of Income -
      Three and Six Months Ended June 30, 1996 and 1995             3
      Consolidated Balance Sheets -
      June 30, 1996 and December 31, 1995                           5
      Consolidated Statements of Cash Flows -
      Six Months Ended June 30, 1996 and 1995                       7
      Notes to Consolidated Financial Statements                    8
2.    U S WEST, Inc. Management's Discussion and Analysis of
      Financial Condition and Results of Operations                14


1.    U S WEST Communications Group Financial Information
      Combined Statements of Income -
      Three and Six Months Ended June 30, 1996 and 1995            29
      Combined Balance Sheets -
      June 30, 1996 and December 31, 1995                          30
      Combined Statements of Cash Flows -
      Six Months Ended June 30, 1996 and 1995                      32
      Notes to Combined Financial Statements                       33
2.    U S WEST Communications Group Management's Discussion and
      Analysis of Financial Condition and Results of Operations    36


1.    U S WEST Media Group Financial Information
      Combined Statements of Operations -
      Three and Six Months Ended June 30, 1996 and 1995            46
      Combined Balance Sheets -
      June 30, 1996 and December 31, 1995                          47
      Combined Statements of Cash Flows -
      Six Months Ended June 30, 1996 and 1995                      49
      Notes to Combined Financial Statements                       50
2.    U S WEST Media Group Management's Discussion and
      Analysis of Financial Condition and Results of Operations    55

      PART II - OTHER INFORMATION
1.    Legal Proceedings                                            67
4.    Submission of Matters to a Vote of Security Holders          68
6.    Exhibits and Reports on Form 8-K                             69

Form  10-Q,  Part  I





CONSOLIDATED STATEMENTS OF INCOME   U S WEST, Inc.
(Unaudited)




                                              Three        Three       Six          Six
                                              Months       Months      Months       Months
                                              Ended        Ended       Ended        Ended
                                              June  30,    June  30,   June  30,    June  30,
Dollars in millions                                 1996         1995        1996         1995
- --------------------------------------------  -----------  ----------  -----------  ----------

Sales and other revenues                      $    3,124   $    2,894  $    6,174   $    5,722

Operating expenses:
  Employee-related expenses                        1,098          997       2,141        1,975
  Other operating expenses                           609          559       1,200        1,069
  Taxes other than income taxes                      111          113         218          227
  Depreciation and amortization                      588          562       1,172        1,122
                                              -----------  ----------  -----------  ----------
Total operating expenses                           2,406        2,231       4,731        4,393

Income from operations                               718          663       1,443        1,329

Interest expense                                     136          139         271          267
Equity losses in unconsolidated ventures              77           33         143           90
Gains on sales of rural telephone exchanges           49           15          49           78
Guaranteed minority interest expense                  12            -          24            -
Other income (expense) - net                         (23)           8         (46)           2
                                              -----------  ----------  -----------  ----------

Income before income taxes and cumulative
   effect of change in accounting principle          519          514       1,008        1,052
Provision for income taxes                           206          196         398          404
                                              -----------  ----------  -----------  ----------

Income before cumulative effect of change in
    accounting principle                             313          318         610          648
Cumulative effect of change in accounting
    principle - net of tax                             -            -          34            -
                                              -----------  ----------  -----------  ----------
NET INCOME                                           313          318         644          648

Dividends on preferred stock                           1            1           2            2
                                              -----------  ----------  -----------  ----------
EARNINGS AVAILABLE FOR
  COMMON STOCK                                $      312   $      317  $      642   $      646
                                              ===========  ==========  ===========  ==========




See  Notes  to  Consolidated  Financial  Statements.

Form  10-Q,  Part  I





CONSOLIDATED STATEMENTS OF INCOME  U S WEST, Inc.
(Unaudited), continued




                                                 Three        Three       Six         Six
                                                 Months       Months      Months      Months
                                                 Ended        Ended       Ended       Ended
                                                 June  30,    June  30,   June 30,    June 30,
In thousands (except per share amounts)                1996         1995       1996        1995
- -----------------------------------------------  -----------  ----------  ----------  ---------

COMMUNICATIONS GROUP EARNINGS
   PER COMMON SHARE:
  Income before cumulative effect of change in
      accounting principle                       $     0.68   $     0.62  $    1.30   $    1.29
  Cumulative effect of change in accounting
      principle                                           -            -       0.07           -
                                                 -----------  ----------  ----------  ---------
COMMUNICATIONS GROUP EARNINGS
   PER COMMON SHARE                              $     0.68   $     0.62  $    1.37   $    1.29
                                                 ===========  ==========  ==========  =========

COMMUNICATIONS GROUP DIVIDENDS
   PER COMMON SHARE                              $    0.535   $    0.535  $    1.07   $    1.07
                                                 ===========  ==========  ==========  =========

COMMUNICATIONS GROUP AVERAGE
   COMMON SHARES OUTSTANDING                        476,803      470,414    475,929     469,490
                                                 ===========  ==========  ==========  =========


MEDIA GROUP EARNINGS (LOSS) PER
   COMMON SHARE                                      ($0.03)  $     0.05     ($0.02)  $    0.08
                                                 ===========  ==========  ==========  =========

MEDIA GROUP AVERAGE COMMON
   SHARES OUTSTANDING                               473,593      470,414    473,298     469,490
                                                 ===========  ==========  ==========  =========


U S WEST, Inc. EARNINGS PER COMMON
   SHARE                                         $        -   $     0.67  $       -   $    1.37
                                                 ===========  ==========  ==========  =========

U S WEST, Inc. AVERAGE COMMON
   SHARES OUTSTANDING                                     -      470,414          -     469,490
                                                 ===========  ==========  ==========  =========




See  Notes  to  Consolidated  Financial  Statements.

Form  10-Q,  Part  I





CONSOLIDATED BALANCE SHEETS   U S WEST, Inc.
(Unaudited)




                                          June 30,   December 31,
Dollars in millions                            1996           1995
- ----------------------------------------  ---------  -------------

ASSETS

Current assets:
     Cash and cash equivalents            $     127  $         192
     Accounts and notes receivable - net      1,872          1,886
     Inventories and supplies                   220            227
     Deferred tax asset                         241            282
     Prepaid and other                          375            322
                                          ---------  -------------

Total current assets                          2,835          2,909
                                          ---------  -------------


Gross property, plant and equipment          33,622         32,884
Accumulated depreciation                     18,633         18,207
                                          ---------  -------------

Property, plant and equipment - net          14,989         14,677

Investment in Time Warner Entertainment       2,497          2,483
Intangible assets - net                       1,761          1,798
Investments in international ventures         1,365          1,511
Net investment in assets held for sale          407            429
Other assets                                  1,435          1,264
                                          ---------  -------------

Total assets                              $  25,289  $      25,071
                                          =========  =============


See  Notes  to  Consolidated  Financial  Statements.

Form  10-Q  -  Part  I




CONSOLIDATED BALANCE SHEETS  U S WEST, Inc.
(Unaudited), continued





Dollars in millions                                  June 30, 1996    December 31, 1995
- ---------------------------------------------------  ---------------  -------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Short-term debt                                 $        1,735   $            1,901
     Accounts payable                                           760                  975
     Employee compensation                                      333                  385
     Dividends payable                                          256                  254
     Current portion of restructuring charge                    205                  282
     Other                                                    1,390                1,255
                                                     ---------------  -------------------

Total current liabilities                                     4,679                5,052
                                                     ---------------  -------------------


Long-term debt                                                7,360                6,954
Postretirement and other postemployment benefit
   obligations                                                2,414                2,433
Deferred taxes, credits and other                             1,968                2,033

Company-obligated mandatorily redeemable
   preferred securities of subsidiary trust holding
   solely Company-guaranteed debentures                         600                  600
Preferred stock subject to mandatory redemption                  51                   51

Common shareowners' equity:
     Common shares                                            8,373                8,228
     Cumulative deficit                                          (9)                (115)
     LESOP guarantee                                           (109)                (127)
     Foreign currency translation adjustments                   (38)                 (38)
                                                     ---------------  -------------------
Total common shareowners' equity                              8,217                7,948
                                                     ---------------  -------------------

Total liabilities and shareowners' equity            $       25,289   $           25,071
                                                     ===============  ===================


Contingencies  (See  Note  C  to  the  Consolidated  Financial  Statements)

See  Notes  to  Consolidated  Financial  Statements.

Form  10-Q  -  Part  I





CONSOLIDATED STATEMENTS OF CASH FLOWS  U S WEST, Inc.
(Unaudited) Dollars in millions




Six Months Ended June 30,                                       1996      1995
- -----------------------------------------------------------  --------  --------
OPERATING ACTIVITIES
   Net income                                                $   644   $   648
   Adjustments to net income:
      Depreciation and amortization                            1,172     1,122
      Equity losses in unconsolidated ventures                   143        90
      Gains on sales of rural telephone exchanges                (49)      (78)
      Cumulative effect of change in accounting principle        (34)        -
      Deferred income taxes and amortization
         of investment tax credits                               (50)       63
   Changes in operating assets and liabilities:
       Restructuring payments                                    (82)     (180)
       Postretirement medical and life costs - net of cash       (24)     (144)
          fundings
       Accounts and notes receivable                              21      (127)
       Inventories, supplies and other                           (45)      (68)
       Accounts payable and accrued liabilities                  (55)       76
   Other - net                                                   (10)       29
                                                             --------  --------
   Cash provided by operating activities                       1,631     1,431
                                                             --------  --------

INVESTING ACTIVITIES
   Expenditures for property, plant and equipment             (1,509)   (1,265)
   Investment in international ventures                         (139)     (291)
   Proceeds from disposals of property, plant and equipment      104       112
   Cash (to) from net investment in assets held for sale          93       (37)
   Other - net                                                   (74)     (281)
                                                             --------  --------
   Cash (used for) investing activities                       (1,525)   (1,762)
                                                             --------  --------

FINANCING ACTIVITIES
   Net proceeds from issuance of short-term debt                 340     1,103
   Proceeds from issuance of long-term debt                      330         -
   Repayments of long-term debt                                 (476)     (390)
   Dividends paid on common stock and preferred stock           (469)     (464)
   Proceeds from issuance of common stock                        104        23
   Purchases of treasury stock                                     -       (63)
                                                             --------  --------
   Cash (used for) provided by financing activities             (171)      209
                                                             --------  --------

CASH AND CASH EQUIVALENTS
   Decrease                                                      (65)     (122)
   Beginning balance                                             192       209
                                                             --------  --------
   Ending balance                                            $   127   $    87
                                                             ========  ========


See  Notes  to  Consolidated  Financial  Statements.

Form  10-Q  -  Part  I

                                U S WEST, Inc.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          For the Three and Six Months Ended June 30, 1996 and 1995
                            (Dollars in millions)
                                 (Unaudited)

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

Form  10-Q  -  Part  I

                                U S WEST, Inc.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
               (Dollars in millions, except per share amounts)
                                 (Unaudited)

Adoption of SFAS No. 121 resulted in income of $34 (net of tax of $22) from the cumulative effect of reversing depreciation expense recorded in prior years related to rural telephone exchanges held for sale. Depreciation expense was reversed from the date the Company formally committed to a plan to dispose of the rural exchange assets through January 1, 1996. The income has been recorded as a cumulative effect of change in accounting principle in accordance with SFAS No. 121. The carrying value of the rural exchange assets was approximately $338 at December 31, 1995. As a result of adopting SFAS No. 121, depreciation expense for the three and six months ended June 30, 1996 was reduced by $8 ($5 after tax, or $0.01 per Communications Group share) and $16 ($10 after tax, or $0.02 per Communications Group share), respectively. In 1996, depreciation expense will decrease approximately $30 as a result of adopting SFAS No. 121. The combined effects of lower depreciation expense and the cumulative effect of adoption of the new standard will be directly offset by lower recognized gains on future rural exchange sales.


B.    Investment  in  Time  Warner  Entertainment

On September 15, 1993, U S WEST acquired 25.51 percent pro-rata priority capital and residual equity interests in Time Warner Entertainment Company
L.P.  ("TWE").    Summarized  operating  results  for  TWE  follow:





                                Three      Three      Six        Six
                                Months     Months     Months     Months
                                Ended      Ended      Ended      Ended
                                June 30,   June 30,   June 30,   June 30,
                                     1996       1995       1996       1995
                                ---------  ---------  ---------  ---------

Revenues                        $   2,608  $   2,392  $   5,093  $   4,438
Operating expenses*<F1>             2,311      2,126      4,528      3,981
Interest and other - net**<F2>        202        185        358        361
                                ---------  ---------  ---------  ---------

Income before income taxes      $      95  $      81  $     207  $      96
                                =========  =========  =========  =========

Net income                      $      74  $      56  $     168  $      60
                                =========  =========  =========  =========

<F1>
* Includes depreciation and amortization of $294 and $275, and $582 and $501 for the three and six months ended June 30, 1996 and 1995, respectively.
<F2>
**         Includes corporate services of $18 and $15, and $35 and $30 for the three  and  six  months  ended  June  30,  1996  and  1995,  respectively.

Form  10-Q  -  Part  I

                                U S WEST, Inc.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                            (Dollars in millions)
                                 (Unaudited)

U S WEST accounts for its investment in TWE under the equity method of accounting. U S WEST's recorded share of TWE operating results represents allocated TWE net income or loss adjusted for the amortization of the excess of the fair market value over the book value of the partnership net assets. The Company's recorded share of TWE operating results was $5 and $2, and $14 and ($11) for the three and six months ended June 30, 1996 and 1995, respectively.

C.  Contingencies

At U S WEST Communications, Inc. ("U S WEST Communications") there are pending regulatory actions in local regulatory jurisdictions that call for price decreases, refunds or both. In one such instance, the Utah Supreme Court has remanded a Utah Public Service Commission ("PSC") order to the PSC for reconsideration, thereby establishing two exceptions to the rule against retroactive ratemaking: 1) unforeseen and extraordinary events, and 2)
misconduct.    The  PSC's  initial  order  denied  a  refund  request  from interexchange carriers and other parties related to the Tax Reform Act of 1986. This action is still in the discovery process. If a formal filing - made in accordance with the remand from the Supreme Court - alleges that the exceptions apply, the range of possible risk is $0 to $155.

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

Form  10-Q  -  Part  I

                                U S WEST, Inc.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
               (Dollars in millions, except per share amounts)
                                 (Unaudited)


D.  Investment  in  International  Ventures

The Media Group has reviewed the financial and operating performance, market value and capital requirements of its international investment portfolio and has identified certain investments it believes are appropriate to sell or restructure under acceptable terms. As a result, in second-quarter 1996, the Media Group: 1) recorded a pretax charge of $31 associated with an international cable television investment to reflect the investment at fair value; and 2) is pursuing a restructuring whereby the Company increased its ownership in a cable television joint venture in the Czech Republic to 57.5 percent from 28.6 percent through the conversion of debt to additional equity.
 The  outcome  of  this  restructuring  is  uncertain.


E.    Debt  Exchangeable  for  Common  Stock

On May 13, 1996, U S WEST issued $254 of Debt Exchangeable for Common Stock ("DECS") to Salomon Inc. due May 15, 1999, in the principal amount of $26.63 per note. The notes bear interest at 7.625 percent. Upon maturity, each DECS will be mandatorily redeemed by U S WEST for shares of Financial Security Assurance Holdings Ltd. ("FSA") held by U S WEST or the cash equivalent, at U S WEST's option. The number of shares to be delivered at maturity varies based on the per share market price of FSA. If the market price is $26.63 per share or less, one share of FSA will be delivered for each note; if the market price is between $26.63 and $32.48 per share, a fractional share is delivered so that the value at maturity is equal to $26.63; if the market value is greater than $32.48 per share, .8197 shares are delivered. The capital assets segment currently owns approximately 40 percent of the outstanding FSA common stock. The shares of FSA to be delivered upon maturity of the DECS, combined with the exercise of outstanding options held by Fund American Enterprises
Holdings, Inc. to purchase FSA shares would, if consummated, result in a complete disposition of U S WEST's ownership in FSA.

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

Building sales and operating revenues of the capital assets segment were $21 and $31, and $51 and $107 for the three- and six-month periods ended June 30, 1996 and 1995, respectively.

The  components  of  net  investment  in  assets  held  for  sale  follow:





Dollars in millions                                     June 30, 1996   December 31, 1995
- ------------------------------------------------------  --------------  ------------------
ASSETS
Cash and cash equivalents                               $           22  $               38
Finance receivables - net                                          941                 953
Investment in real estate - net of valuation allowance             357                 368
Bonds, at market value                                             141                 149
Investment in FSA                                                  294                 384
Other assets                                                       173                 177
                                                        --------------  ------------------

Total assets                                            $        1,928  $            2,069
                                                        ==============  ==================

LIABILITIES
Debt                                                    $          676  $              796
Deferred income taxes                                              689                 686
Accounts payable, accrued liabilities and other                    146                 148
Minority interests                                                  10                  10
                                                        --------------  ------------------

Total liabilities                                                1,521               1,640
                                                        --------------  ------------------

Net investment in assets held for sale                  $          407  $              429
                                                        ==============  ==================

Form  10-Q  -  Part  I

                                U S WEST, Inc.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                            (Dollars in millions)
                                 (Unaudited)

During the second quarter of 1996, U S WEST received $98 from the sale of 3,750,000 shares of FSA common stock. These shares were sold to FSA, FSA management and Fund American Enterprises Holdings, Inc. This sale reduced the company's ownership in FSA to approximately 40 percent.

Selected  financial  data  for  U  S  WEST  Financial  Services  follows:





                         June 30, 1996   December 31, 1995
                         --------------  ------------------
Net finance receivables  $          926  $              931
Total assets                      1,076               1,085
Total debt                          264                 274
Total liabilities                 1,015               1,024
Shareowner's equity                  61                  61

Form  10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share amounts)

RESULTS OF OPERATIONS - THREE AND SIX MONTHS ENDED JUNE 30, 1996 COMPARED WITH 1995

Comparative details of income (loss) before cumulative effect of change in accounting principle for the three and six months ended June 30 follow:





                                      Three       Three                Six         Six
                                      Months      Months               Months      Months
                                      Ended       Ended                Ended       Ended
                                      June 30,    June 30,   Percent   June 30,    June 30,   Percent
                                           1996        1995  Change         1996        1995  Change
                                      ----------  ---------  --------  ----------  ---------  --------
Communications Group                  $     324   $     293     10.6   $     618   $     608      1.6
Media Group                                 (11)         25        -          (8)         40        -
                                      ----------  ---------  --------  ----------  ---------  --------
   Income (loss) before cumulative
     effect of change in accounting
     principle                        $     313   $     318     (1.6)  $     610   $     648     (5.9)
                                      ==========  =========  ========  ==========  =========  ========

Earnings (loss) per common share
  before cumulative effect of change
  in accounting principle:
    Communications Group              $    0.68   $    0.62      9.7   $    1.30   $    1.29      0.8
    Media Group                           (0.03)       0.05        -       (0.02)       0.08        -
- ------------------------------------  ----------  ---------  --------  ----------  ---------  --------


Communications  Group

Adjusted to exclude certain nonoperating items, the Communications Group's second-quarter 1996 income before cumulative effect of change in accounting principle was $289, an increase of $6, or 2.1 percent, compared with second quarter 1995. Second-quarter 1996 earnings per common share before cumulative effect of change in accounting principle ("earnings per share"), similarly adjusted, were $0.61, compared with $0.60 in 1995. The nonoperating adjustments include the 1996 current quarter, after-tax impact of $5 ($0.01 per share) from adopting SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and after-tax gains of $30 ($0.06 per share) and $10 ($0.02 per share) on the sales of rural telephone exchanges during second quarter 1996 and 1995, respectively.

The Communications Group's income before cumulative effect of change in accounting principle for the six months ended June 30, 1996, adjusted to exclude certain nonoperating items, was $578, an increase of $19, or 3.4 percent compared with the same period in 1995. Earnings per share for the six months ended June 30, 1996, similarly adjusted, were $1.22, compared with $1.19 in the same period in 1995. The nonoperating adjustments include the 1996 current year-to-date after-tax impact of $10 ($0.02 per share) from adopting SFAS No. 121 and after-tax gains of $30 ($0.06 per share) and $49 ($0.10 per share) on the sales of rural telephone exchanges during the first six months of 1996 and 1995, respectively.

Form  10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share amounts), continued

Effective January 1, 1996, the Communications Group adopted SFAS No. 121 (See Footnote A) which, among other things, requires that companies no longer record depreciation expense on assets held for sale. Adoption of SFAS No. 121 resulted in a one-time gain of $34, or $0.07 per share, related to the cumulative effect of change in accounting principle.

Increased income at the Communications Group is attributable to higher demand for services. Partially offsetting the effects of higher demand was an increase in costs incurred to address the requirements associated with accelerating business growth. Further offsetting the effects of higher demand were costs associated with continuing service-improvement initiatives, expenditures related to new business initiatives and flood conditions in the Pacific Northwest during the first quarter of 1996.

Media  Group

Net income of the Media Group decreased $36 to a loss of $11 for the quarter and decreased $48 to a loss of $8 for the first six months of 1996. The decreases are primarily a result of an after-tax charge of $19 to reflect an international cable television investment at fair value and increased losses associated with unconsolidated international ventures. These decreases in net income were partially offset by improvement in the wireless communications business.

Sales  and  Other  Revenues

An analysis of the change in U S WEST's consolidated sales and other revenues follows:





                         Three       Three                 Six         Six
                         Months      Months                Months      Months
                         Ended       Ended                 Ended       Ended
                         June 30,    June 30,    Percent   June 30,    June 30,    Percent
                              1996        1995   Change         1996        1995   Change
                         ----------  ----------  --------  ----------  ----------  --------
Communications Group     $   2,500   $   2,338       6.9   $   4,965   $   4,656       6.6
Media Group                    658         585      12.5       1,271       1,121      13.4
Intergroup eliminations        (34)        (29)    (17.2)        (62)        (55)    (12.7)
                         ----------  ----------  --------  ----------  ----------  --------
Total                    $   3,124   $   2,894       7.9   $   6,174   $   5,722       7.9
=======================  ==========  ==========  ========  ==========  ==========  ========

Form  10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Communications  Group  Operating  Revenues

An analysis of changes in the Communications Group's operating revenues follows:





                                       Higher     (Higher)                     Increase     Increase
                                        (Lower)  Lower                          (Decrease)   (Decrease)
                         1996    1995  Prices    Refunds    Growth    Other    Dollars      Percentage
                       ------  ------  --------  ---------  --------  -------  -----------  -----------
Local service
   Second quarter      $1,179  $1,076  $    10   $     (1)  $    97   $   (3)  $      103          9.6
   Six months           2,324   2,126       17         (5)      194       (8)         198          9.3
Interstate access
   Second quarter         626     591      (17)        (7)       59        -           35          5.9
   Six months           1,248   1,180      (33)        (7)      110       (2)          68          5.8
Intrastate access
   Second quarter         189     184       (8)         -        13        -            5          2.7
   Six months             379     372      (15)         -        24       (2)           7          1.9
Long-distance network
   Second quarter         278     294       (2)         -       (10)      (4)         (16)        (5.4)
   Six months             568     593       (5)         -       (15)      (5)         (25)        (4.2)
Other services
   Second quarter         228     193        -          -         -       35           35         18.1
   Six months             446     385        -          -         -       61           61         15.8
                       ------  ------  --------  ---------  --------  -------  -----------  -----------
Total revenues
   Second quarter       2,500   2,338      (17)        (8)      159       28          162          6.9
     Six months        $4,965  $4,656  $   (36)  $    (12)  $   313   $   44   $      309          6.6
                       ======  ======  ========  =========  ========  =======  ===========  ===========


Local service revenues increased principally as a result of higher demand for services. Total reported access lines increased 586,000, or 4.0 percent during the last 12 months, of which 228,000 is attributed to second lines. Second line installations increased 32 percent during the past year. Access line growth was 4.9 percent when adjusted for sales of approximately 124,000 rural telephone access lines during the last 12 months. Also contributing to the increase in local service revenues was expanded growth in new product and service offerings such as caller identification and call waiting. Local service revenues from new product and service offerings were approximately $44 for the second quarter, an increase of over 100 percent as compared to the same period in 1995. For the six-month period ended June 30, 1996, approximately $80 of local service revenues were generated from new product and service offerings, an increase of approximately 120 percent as compared to 1995.

Form  10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Higher revenues from interstate access services resulted from access line growth and increases of 9.4 and 9.5 percent in interstate billed access minutes of use for the three- and six-month periods ended June 30, 1996. The increased volume of business was partially offset by the effects of price reductions and refunds.

Intrastate access revenues increased slightly for the three- and six-month periods ended June 30, 1996, primarily due to higher demand offset largely by the effects of price reductions.

Long-distance network revenues decreased by 5.4 and 4.2 percent for the three- and six-month periods ended June 30, 1996, respectively, compared with the same periods in 1995, primarily due to the effects of competition, rate reductions and the implementation of a multiple toll carrier plan (MTCP) in Iowa in May 1996. The MTCP allows independent telephone companies to act as toll carriers. The impact of the MTCP for the three- and six-month periods ended June 30, 1996 was long-distance revenue losses of $6, offset by increases in intrastate access revenues of $1 and decreases in other operating expenses (i.e. access expense) of $6.

Excluding  the  effects  of the MTCP, long-distance network revenues decreased
3.4 and 3.2 percent for the three- and six-month periods ended June 30, 1996. Erosion of long-distance revenue will continue due to the loss of exclusivity of 1+ dialing in Minnesota, which became effective in February 1996, and in Arizona, effective in April 1996.

Revenues from other services increased for the three- and six-month periods ended June 30, 1996 primarily as a result of continued market penetration in voice messaging services, increases in inside wire services and sales of customer premise equipment.

Form  10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Media  Group  Sales  and  Other  Revenues

An  analysis  of  the  Media  Group's  sales  and  other  revenues  follows:





                              Three      Three                Six        Six
                              Months     Months               Months     Months
                              Ended      Ended                Ended      Ended
                              June 30,   June 30,   Percent   June 30,   June 30,   Percent
                                   1996       1995  Change         1996       1995  Change
                              ---------  ---------  --------  ---------  ---------  --------

Directory and information
   services:
      Domestic                $     279  $     262      6.5   $     550  $     520      5.8
      International                  25         30    (16.7)         42         44     (4.5)
                              ---------  ---------  --------  ---------  ---------  --------
                                    304        292      4.1         592        564      5.0

Wireless communications:
    Cellular service                267        207     29.0         506        393     28.8
    Cellular equipment               23         21      9.5          48         37     29.7
                              ---------  ---------  --------  ---------  ---------  --------
                                    290        228     27.2         554        430     28.8

Cable and telecommunications         59         55      7.3         116        109      6.4
Other                                 5         10    (50.0)          9         18    (50.0)
                              ---------  ---------  --------  ---------  ---------  --------

Sales and other revenues      $     658  $     585     12.5   $   1,271  $   1,121     13.4
============================  =========  =========  ========  =========  =========  ========


Media Group sales and other revenues increased 12.5 percent to $658 and 13.4 percent to $1,271 for the three- and six-month periods ended June 30, 1996, respectively. The increases were primarily a result of strong growth in cellular service revenue.

Directory and Information Services Revenues related to Yellow Pages directory advertising increased approximately $19, or 7.5 percent, and $34, or 6.7 percent, in the three- and six-month periods ended June 30, 1996, respectively. The increases are largely a result of a 3.7 percent increase in revenue per local advertiser (primarily a result of price increases of approximately 4.0 percent) and a 1.9 percent increase in local advertisers.

International directory publishing revenues decreased $5 and $2 in the three- and six-month periods ended June 30, 1996, respectively. The decreases are primarily a result of fewer directories published in 1996 compared with the same periods in 1995.

Form  10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Wireless Communications Cellular service revenues increased $60, or 29.0 percent, and $113, or 28.8 percent, in the three- and six-month periods ended June 30, 1996, respectively. These increases are a result of a 46 percent increase in subscribers during the last twelve months partially offset by a 12 percent drop (on a same property basis) in average revenue per subscriber to $54.00 per month. The increase in subscribers relates to continued growth in demand for wireless services.

Cellular equipment revenues increased $2, or 9.5 percent, and $11, or 29.7 percent, in the three- and six-month periods ended June 30, 1996, respectively. These increases are primarily a result of an increase in unit sales associated with a 35 percent increase in gross customer additions in the first six months of 1996, partially offset by a decrease in selling price per unit.

In July 1994, U S WEST signed an agreement with AirTouch Communications, Inc. ("AirTouch") to combine their domestic cellular properties into a partnership in a multi-phased transaction. During Phase I, which commenced on November 1, 1995, the partners are operating their cellular properties separately. A Wireless Management Company has been formed and is providing centralized services to both companies on a contract basis. In Phase II, the partners will combine their domestic properties into a partnership, subject to
obtaining  certain  authorizations.    The  parties  are  seeking  to  obtain
regulatory and other approvals precedent to entering into Phase II. The recent passage of the Telecommunications Act of 1996 has removed significant regulatory barriers to completion of Phase II. Currently management expects the interests in the partnership will adjust from the previously disclosed 70 percent AirTouch and 30 percent U S WEST, to approximately 74 percent AirTouch and 26 percent U S WEST (assuming contribution of all domestic cellular properties). This adjustment reflects the planned acquisition of Cellular Communications, Inc. ("CCI") by AirTouch. The actual interests in the partnership at the commencement of Phase II depend, among other things, on the timing of the Phase II closing and the ability of the partners to combine their domestic properties. U S WEST's interest in the partnership will further adjust depending on the timing of the contribution of its PCS investment. The timing of such contribution is at U S WEST's discretion and will occur either at the closing of Phase II or a date selected by U S WEST, no later than mid-1998.

U S WEST has the right to convert its joint venture interest in the domestic cellular properties into ownership of AirTouch common shares at an appraised private market value. In the event the value to be received by U S WEST exceeds 19.9 percent of AirTouch's outstanding common stock, U S WEST will receive the excess in the form of non-voting preferred stock. This right becomes exercisable upon the latter of: 1) completion of Phase II of the merger; 2) completion of the planned acquisition of CCI by AirTouch; and 3) contribution of both U S WEST's and AirTouch's interests in PrimeCo Personal Communications LP (formerly PCS PrimeCo) to the joint venture. The Company expects that these conditions will be met by the end of 1996 or early 1997.

Form  10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Cable and Telecommunications Cable and telecommunications revenues increased $6, or 12.1 percent, and $11, or 11.1 percent, in the three- and six-month periods ended June 30, 1996, respectively. These increases give effect to a change in the method of recording franchise fees implemented in late 1995 as if it was in effect throughout 1995. A 5.1 percent increase in revenue per subscriber (primarily a result of price increases) and a 7.2 percent increase in subscribers during the last twelve months were the primary factors underlying the revenue increases.

Costs  and  Expenses





                                 Three       Three                Six         Six
                                 Months      Months               Months      Months
                                 Ended       Ended                Ended       Ended
                                 June 30,    June 30,   Percent   June 30,    June 30,   Percent
                                      1996        1995  Change         1996        1995  Change
                                 ----------  ---------  --------  ----------  ---------  --------
Employee-related expenses        $   1,098   $     997     10.1   $   2,141   $   1,975      8.4
Other operating expenses               609         559      8.9       1,200       1,069     12.3
Taxes other than income taxes          111         113     (1.8)        218         227     (4.0)
Depreciation and amortization          588         562      4.6       1,172       1,122      4.5
Interest expense                       136         139     (2.2)        271         267      1.5
Equity losses in unconsolidated
    ventures                            77          33        -         143          90     58.9
Guaranteed minority interest            12           -        -          24           -        -
   expense
Other income (expense) - net           (23)          8        -         (46)          2        -
- -------------------------------  ----------  ---------  --------  ----------  ---------  --------


Employee-related expenses at the Communications Group increased $90 and $144 for the three- and six-month periods ended June 30, 1996, respectively, as compared to the same periods in 1995. The increases are primarily attributable to continued efforts to meet the requirements associated with accelerating business growth, service-improvement initiatives, and new business initiatives.

Salaries and wages at the Communications Group increased employee-related expenses by approximately $34 and $58 for the three- and six-month periods ended June 30, 1996, respectively, primarily due to inflation-driven wage increases. Salaries and wages were reduced through restructuring; however, costs related to workforce additions needed to meet increased business growth and service-improvement initiatives at the Communications Group offset these benefits.

Form  10-Q  -  Part  I


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Overtime payments and contract labor at the Communications Group increased approximately $40 and $78 for the three- and six-month periods ended June 30, 1996, respectively, compared with 1995. The increase in contract labor is primarily due to increased network operations costs incurred to meet accelerating business growth and marketing organization costs associated with the implementation of new products and services. Additionally, approximately $15 of the six-month increase in overtime and contract labor was attributed to severe flooding in Washington and Oregon in the first quarter of 1996. Partially offsetting the increases in the Communications Group employee-related expenses was a reduction in the postretirement benefits accrual and lower travel and conference expenses.

Employee-related expenses at the Media Group increased $11 and $22 for the three- and six-month periods ended June 30, 1996, primarily related to expansion of the domestic cellular subscriber base.

Other operating expenses at the Communications Group increased during the three- and six-month periods ended June 30, 1996 primarily due to increased uncollectibles, higher advertising costs and greater materials and supplies expense. The increase is also attributable to higher costs associated with increased sales of unregulated customer premise equipment. Offsetting these increases was the implementation of the MTCP in Iowa in May 1996.

Other operating expenses at the Media Group increased primarily due to the rapid expansion of the Media Group's domestic cellular subscriber base and increased costs related to implementing a new brand name.

Taxes other than income taxes decreased primarily as a result of timing. Increased depreciation and amortization expense was attributable to the effects of a higher depreciable asset base at the Communications Group and expansion of the Media Group's domestic cellular network, partially offset by the effects of 1995 sales of rural telephone exchanges and the adoption of SFAS No. 121.

Interest expense increased primarily due to higher interest rates associated with refinancing commercial paper in the latter part of 1995 combined with slightly higher debt levels. During the three-month period ended June 30, 1996, these increases were more than offset by an increase in the amount of capitalized interest related to the domestic PCS investment which contributed to the slight decrease in interest expense.

Form  10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Equity losses increased $44 and $53 for the three- and six-month periods, respectively. The increases are predominantly a result of increased financing costs associated with expansion of the network at TeleWest. Start-up and other costs associated with new international investments and the domestic PrimeCo Personal Communications LP ("PrimeCo") investment also contributed to the increase in losses. The Media Group expects losses related to international ventures will be significant in 1996. Increased losses related to international investments were partially offset by increased earnings related to the investment in TWE due to improved results from the filmed entertainment, cable and programming-HBO divisions. Cable subscribers served by TWE increased 4.9 percent compared to a year ago excluding the impact of 1995 cable transactions.

Guaranteed  minority  interest  expense  reflects  the  issuance  of Preferred
Securities  in  the  third  quarter  of  1995.

Other income (expense) decreased $31 and $48 for the three- and six-month periods, respectively. The decrease is primarily due to a pretax charge of $31 associated with an international cable television investment to reflect the investment at fair value. The decrease is also partially the result of first-quarter 1996 foreign exchange losses of $7.


Liquidity  and  Capital  Resources

Operating  Activities

Cash provided by operations increased $200 in the first six months of 1996, compared with the same period in 1995. Business growth along with a decrease in the cash funding of postretirement benefits and lower restructuring expenditures contributed to the increase in cash provided by operations. Partially offsetting the increase were higher federal income tax payments associated with the Communications Group and the TWE partnership.

Investing  Activities

Investments in international ventures were $139 for the first six months of 1996. Significant 1996 investments include additional capital contributions to the PCS investment in the United Kingdom, Mercury One 2 One ("One 2 One") and the purchase of a 23 percent interest in a venture to provide wireless service in Poland. Domestically, the Media Group invested $74 to fund the network build activities at PrimeCo.

Form  10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

The Media Group has reviewed the financial and operating performance, market value and capital requirements of its international investment portfolio and has identified certain investments it believes are appropriate to sell or restructure under acceptable terms and expects that sales proceeds could
approximate  $400  in  the  next  two  years.    The  Company  is  pursuing  a
restructuring whereby the Company increased its ownership in a cable television joint venture in the Czech Republic to 57.5 percent from 28.6 percent through the conversion of debt to additional equity. The outcome of this restructuring is uncertain.

In the first six months of 1996, the Communications Group received cash proceeds of $111 from the sale of certain rural telephone exchanges as compared to proceeds of $114 in the same period last year.

Financing  Activities

Debt increased $240 at June 30, 1996, compared with December 31, 1995. The increases in debt, primarily a result of the domestic PCS investment, additional international investments and increased capital expenditures at the Communications Group, were partially offset by a reduction related to an investment in a cable television venture in the Netherlands. During second-quarter 1996, U S WEST issued $254 of exchangeable notes, or Debt Exchangeable for Common Stock ("DECS"), due May 15, 1999. Upon maturity, each DECS will be mandatorily redeemed by U S WEST for shares of Financial Security Assurance Holdings Ltd. ("FSA") held by U S WEST or the cash equivalent, at U S WEST's option. The capital assets segment currently owns approximately 40 percent of the outstanding FSA common stock.

As of June 30, 1996, U S WEST guaranteed debt associated with its international investments in the principal amount of approximately $115. In addition, a wholly owned subsidiary of U S WEST has guaranteed debt associated with its international investment in the principal amount of approximately $190.

Excluding debt associated with the capital assets segment, the Company's percentage of debt to total capital at June 30, 1996, was 50.6 percent compared with 50.7 percent at December 31, 1995. Including debt associated with the capital assets segment, Preferred Securities and other preferred stock, the Company's percentage of debt to total capital was 55.9 percent at
June  30,  1996  and  56.4  percent  at  December    31,  1995.

Form  10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

On February 27, 1996, U S WEST announced a definitive agreement to merge with Continental Cablevision, Inc. ("Continental"). Continental is the nation's third-largest cable operator. U S WEST will purchase all of Continental's stock for approximately $5.3 billion and will assume Continental's debt and other obligations, the market value of which amounted to approximately $6.4 billion as of March 31, 1996. Consideration for the $5.3 billion in equity will consist of approximately $1 billion in U S WEST preferred stock, convertible to Media Stock; and, at U S WEST's option, between $1 billion and $1.5 billion in cash, and $2.8 billion to $3.3 billion in shares of Media Stock. The transaction, which is expected to close by the end of 1996, or early 1997, is subject to a number of conditions and approvals.

The number of Media shares to be delivered upon closing will be adjusted subject to a collar 15 percent above and 15 percent below $24.50, the share price upon which the transaction was based. If the share price of the Media Stock is trading below the floor price upon closing, management has stated it does not intend to increase the number of shares of Media Stock to be issued.

In connection with U S WEST's announcement of the planned merger with Continental, Standard and Poor's lowered its rating on the U S WEST, Inc., U S WEST Capital Funding, Inc., a wholly owned financing subsidiary, and U S WEST Financial Services, Inc. a member of the capital assets segment, senior unsecured debt, commercial paper and Preferred Securities. The senior unsecured debt and Preferred Securities ratings were lowered to triple-B-plus from single-A-plus and the commercial paper rating was lowered to A-2 from A-1. The credit ratings for U S WEST, Inc., U S WEST Capital Funding, Inc. and U S WEST Financial Services, Inc. are being reviewed by Fitch, Moody's and Duff & Phelps which may result in a downgrading.

Standard and Poor's also lowered U S WEST Communications' senior unsecured debt and commercial paper ratings in connection with U S WEST's announcement of the planned merger with Continental. The senior unsecured debt was lowered to A-plus from AA-minus and the commercial paper was lowered to A-1 from A-1-plus. The credit rating of U S WEST Communications' debt securities was reaffirmed by Moody's and is under review by Fitch. In connection with the Washington State Utilities and Transportation Commission's $91.5 rate reduction order (See "Contingencies"), U S WEST Communications' debt securities have been placed on rating watch by Duff & Phelps.

Form  10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Restructuring  Charge

The Company's 1993 results reflected a $1 billion restructuring charge (pretax). The related restructuring plan (the "Restructuring Plan") is designed to provide faster, more responsive customer services while reducing the costs of providing these services.

Following are schedules of the costs and planned workforce reductions included in the Restructuring Plan:





                                Actual   Actual   Actual   Estimate   Estimate
Restructuring Plan Costs           1993     1994     1995       1996       1997  Total
- ------------------------------  -------  -------  -------  ---------  ---------  ------
Cash expenditures:
  Employee separation (1)<F1>   $     -  $    19  $    76  $      36  $     129  $  260
  Systems development                 -      127      145        128          -     400
  Real estate                         -       50       66         14          -     130
  Relocation                          -       21       24         20         15      80
  Retraining and other                -       16       23         22          4      65
                                -------  -------  -------  ---------  ---------  ------
Total cash expenditures               -      233      334        220        148     935
Asset write-down                     65        -        -          -          -      65
                                -------  -------  -------  ---------  ---------  ------
Total 1993 Restructuring Plan        65      233      334        220        148   1,000
Remaining 1991 plan employee
  costs (1)                           -       56        -          -          -      56
                                -------  -------  -------  ---------  ---------  ------
Total                           $    65  $   289  $   334  $     220  $     148  $1,056
                                -------  -------  -------  ---------  ---------  ------

<F1>
(1)  Employee separation costs, including the balance of the 1991 restructuring reserve at  December  31,  1993,  aggregate  $316.








                      Actual  Actual  Estimate(1)  Estimate(1)
                      ------  ------  -----------  -----------
Workforce Reductions    1994    1995         1996         1997  Total
- --------------------  ------  ------  -----------  -----------  ------
Employee separations
  Managerial             497     682          202        1,357   2,738
  Occupational         1,683   1,643          798        3,138   7,262
                      ------  ------  -----------  -----------  ------
Total                  2,180   2,325        1,000        4,495  10,000
- --------------------  ======  ======  ===========  ===========  ======

<F1>
(1) Certain of the workforce reductions scheduled for 1997 may occur in 1996. The Restructuring Plan is expected to be substantially complete by the end of 1997.

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

Progress  Under  the  Restructuring  Plan:

Following is a reconciliation of restructuring reserve activity during the first six months of 1996:






                         Reserve Balance     First-Half      Reserve Balance
                         December 31, 1995    1996 Activity  June 30, 1996
                         ------------------  --------------  ----------------
Employee separations
  Managerial             $               68  $           12  $             56
  Occupational                           97               9                88
                         ------------------  --------------  ----------------
Total separations                       165              21               144

Systems development
  Service delivery                       44              18                26
  Service assurance                      26               3                23
  Capacity provisioning                  42              17                25
  All other                              16               9                 7
                         ------------------  --------------  ----------------
Total systems                           128              47                81


Real estate                              14               3                11
Relocation                               35               2                33
Retraining and other                     26               9                17
                         ------------------  --------------  ----------------
Total                    $              368  $           82  $            286
                         ==================  ==============  ================

Form  10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued






                                                                  Cumulative
                             1994         1995  First-Half        Separations At
                      Separations  Separations  1996 Separations  June 30, 1996
                      -----------  -----------  ----------------  --------------
Employee separations
  Managerial                  497          682               190           1,369
  Occupational              1,683        1,643               261           3,587
                      -----------  -----------  ----------------  --------------
Total                       2,180        2,325               451           4,956
                      ===========  ===========  ================  ==============



Contingencies

At U S WEST Communications, Inc. ("U S WEST Communications") there are pending regulatory actions in local regulatory jurisdictions that call for price decreases, refunds or both. In one such instance, the Utah Supreme Court has remanded a Utah Public Service Commission ("PSC") order to the PSC for reconsideration, thereby establishing two exceptions to the rule against retroactive ratemaking: 1) unforeseen and extraordinary events, and 2)
misconduct.    The  PSC's  initial  order  denied  a  refund  request  from interexchange carriers and other parties related to the Tax Reform Act of 1986. This action is still in the discovery process. If a formal filing - made in accordance with the remand from the Supreme Court - alleges that the exceptions apply, the range of possible risk is $0 to $155.

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

Form  10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Regulatory  Environment

On August 1, 1996, the Federal Communications Commission ("FCC") established a framework of minimum national rules that will enable the states and the FCC to begin implementing the local competition provision of the Telecommunications Act of 1996. The FCC's order relies heavily on the states to develop specific rates and procedures consistent with the FCC's general rules. Included in the order are stipulations that require local exchange carriers ("LECs") to: a) provide interconnection to any requesting telecommunications carrier at any technically feasible point, equal in quality to that provided by the incumbent LEC; b) provide unrestricted access to network services on an unbundled basis;
c) provide physical collocation of equipment necessary for interconnection at the incumbent LEC's premises, unless physical collocation is not practical for technical reasons or because of space limitations; and d) offer for resale any telecommunications services that the LEC provides at retail to subscribers who
are  not  telecommunications  carriers.    The  order  also  stipulates  that
commercial mobile radio service operators ("CMRS"), which include the Company's wireless operations, are entitled to reciprocal compensation arrangements and that a LEC may not charge a CMRS provider for terminating LEC-originated traffic. The FCC's order continues to provide for access charge recovery by LECs from interexchange carriers until it further evaluates the issues of access charge reform and universal service. U S WEST is evaluating the effects of the order.

Other  Items

Some of the information presented in or in connection with this report constitutes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors that could cause actual results to differ from expectations include: (I) greater than anticipated competition from new entrants into the local exchange and intralata toll markets, (ii) changes in demand for the Company's products and services, including optional custom calling features, (iii) higher than anticipated employee levels, capital expenditures, and operating expenses at the Communications Group as a result of unusually rapid in-region growth, (iv) the gain or loss of significant customers, (v) regulatory changes affecting the telecommunications industry, including changes that could have an impact on the competitive environment in the local exchange market, (vi) a change in economic conditions in the various markets served by the Company's operations that could adversely affect the level of demand for cable, wireless or other services offered by the Company, (vii) greater than anticipated competitive activity requiring new pricing for services, (viii) higher than anticipated
start-up  costs  associated  with  new  business  opportunities,          (ix)
increases in fraudulent activity with respect to wireless services, (x) unexpected developments that could postpone or otherwise impede the Continental Cablevision transaction, or (xi) delays in the development of anticipated technologies, or the failure of such technologies to perform according to expectations.

Form  10-Q,  Part  I





COMBINED STATEMENTS OF INCOME   U S WEST COMMUNICATIONS GROUP
(Unaudited)




                                         Three      Three       Six         Six
                                         Months     Months      Months      Months
                                         Ended      Ended       Ended       Ended
                                         June 30,   June 30,    June 30,    June 30,
                                         ---------  ----------  ----------  ----------
Dollars in millions                           1996       1995        1996        1995
   (except per share amounts)
Operating revenues:
  Local service                          $   1,179  $   1,076   $   2,324   $   2,126
  Interstate access service                    626        591       1,248       1,180
  Intrastate access service                    189        184         379         372
  Long-distance network services               278        294         568         593
  Other services                               228        193         446         385
                                         ---------  ----------  ----------  ----------
Total operating revenues                     2,500      2,338       4,965       4,656

Operating expenses:
  Employee-related expenses                    921        831       1,788       1,644
  Other operating expenses                     387        346         775         695
  Taxes other than income taxes                100        105         197         211
  Depreciation and amortization                518        502       1,035       1,001
                                         ---------  ----------  ----------  ----------
Total operating expenses                     1,926      1,784       3,795       3,551
                                         ---------  ----------  ----------  ----------
Income from operations                         574        554       1,170       1,105
Interest expense                               110        106         221         207
Gains on sales of rural telephone               49         15          49          78
   exchanges
Other income (expense) - net                     4         (3)        (12)        (16)
                                         ---------  ----------  ----------  ----------
Income before income taxes and
    cumulative effect of change in             517        460         986         960
    accounting principle
Provision for income taxes                     193        167         368         352
                                         ---------  ----------  ----------  ----------
Income before cumulative effect of
    change in accounting principle             324        293         618         608
Cumulative effect of change in
    accounting principle - net of tax            -          -          34           -
                                         ---------  ----------  ----------  ----------
NET INCOME                               $     324  $     293   $     652   $     608
                                         =========  ==========  ==========  ==========
Earnings per common share:
  Income before cumulative effect        $    0.68  $    0.62   $    1.30   $    1.29
     of change in accounting principle
  Cumulative effect of change in                 -          -        0.07           -
                                         ---------  ----------  ----------  ----------
     accounting principle
Earnings per common share                $    0.68  $    0.62   $    1.37   $    1.29
                                         =========  ==========  ==========  ==========

DIVIDENDS PER COMMON SHARE               $   0.535  $   0.535   $    1.07   $    1.07

AVERAGE COMMON SHARES                      476,803    470,414     475,929     469,490
     OUTSTANDING (thousands)


See  Notes  to  Combined  Financial  Statements.

Form  10-Q,  Part  I





COMBINED BALANCE SHEETS   U S WEST COMMUNICATIONS GROUP
(Unaudited)




                                          June 30,   December 31,
Dollars in millions                            1996           1995
- ----------------------------------------  ---------  -------------

ASSETS

Current assets:
     Cash and cash equivalents            $      55  $         172
     Accounts and notes receivable - net      1,567          1,617
     Inventories and supplies                   198            193
     Deferred tax asset                         221            259
     Prepaid and other                           83             51
                                          ---------  -------------

Total current assets                          2,124          2,292
                                          ---------  -------------


Gross property, plant and equipment          31,709         31,178
Accumulated depreciation                     17,981         17,649
                                          ---------  -------------

Property, plant and equipment - net          13,728         13,529

Other assets                                    870            764
                                          ---------  -------------


Total assets                              $  16,722  $      16,585
                                          =========  =============


See  Notes  to  Combined  Financial  Statements.

Form  10-Q  -  Part  I





COMBINED BALANCE SHEETS  U S WEST COMMUNICATIONS GROUP
(Unaudited), continued




Dollars in millions                              June 30, 1996   December 31, 1995
- -----------------------------------------------  --------------  ------------------

LIABILITIES AND EQUITY

Current liabilities:
     Short-term debt                             $        1,160  $            1,065
     Accounts payable                                       675                 851
     Employee compensation                                  270                 316
     Dividends payable                                      256                 254
     Current portion of restructuring charge                202                 270
     Other                                                  961                 851
                                                 --------------  ------------------

Total current liabilities                                 3,524               3,607
                                                 --------------  ------------------


Long-term debt                                            5,671               5,689
Postretirement and other postemployment benefit
     obligations                                          2,328               2,351
Deferred taxes, credits and other                         1,464               1,462

Communications Group equity                               3,735               3,476
                                                 --------------  ------------------

Total liabilities and equity                     $       16,722  $           16,585
                                                 ==============  ==================


Contingencies  (See  Note  B  to  the  Combined  Financial  Statements)

See  Notes  to  Combined  Financial  Statements.

Form  10-Q  -  Part  I





COMBINED STATEMENTS OF   U S WEST COMMUNICATIONS GROUP
CASH FLOWS (Unaudited)
Dollars in millions




Six Months Ended June 30,                                     1996      1995
- ---------------------------------------------------------  --------  --------
OPERATING ACTIVITIES
   Net income                                              $   652   $   608
   Adjustments to net income:
      Depreciation and amortization                          1,035     1,001
      Gains on sales of rural telephone exchanges              (49)      (78)
      Cumulative effect of change in accounting principle      (34)        -
      Deferred income taxes and amortization
         of investment tax credits                              (3)       58
   Changes in operating assets and liabilities:
       Restructuring payments                                  (74)     (172)
       Postretirement medical and life costs -  net of
          cash fundings                                        (30)     (211)
       Accounts receivable                                      57      (108)
       Inventories, supplies and other                         (35)      (52)
       Accounts payable and accrued liabilities                (62)       29
   Other - net                                                 (28)      (23)
                                                           --------  --------
   Cash provided by operating activities                     1,429     1,052
                                                           --------  --------

INVESTING ACTIVITIES
   Expenditures for property, plant and equipment           (1,266)   (1,093)
   Proceeds from sales of rural telephone exchanges            111       114
   Payments for disposals of property, plant
      and equipment                                             (7)       (2)
                                                           --------  --------
   Cash (used for) investing activities                     (1,162)     (981)
                                                           --------  --------

FINANCING ACTIVITIES
   Net proceeds from issuance of short-term debt               260       589
   Repayments of long-term debt                               (253)     (139)
   Dividends paid on common stock                             (467)     (462)
   Proceeds from issuance of common stock                       76         -
   Advance to Media Group                                        -      (132)
                                                           --------  --------
   Cash (used for) financing activities                       (384)     (144)
                                                           --------  --------

CASH AND CASH EQUIVALENTS
   Decrease                                                   (117)      (73)
   Beginning balance                                           172       116
                                                           --------  --------
   Ending balance                                          $    55   $    43
                                                           ========  ========


See  Notes  to  Combined  Financial  Statements.

Form  10-Q  -  Part  I

                        U S WEST COMMUNICATIONS GROUP
                    NOTES TO COMBINED FINANCIAL STATEMENTS
       For the Three Months and Six Months Ended June 30, 1996 and 1995
                            (Dollars in millions)
                                 (Unaudited)

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

Form  10-Q  -  Part  I

                        U S WEST COMMUNICATIONS GROUP
                    NOTES TO COMBINED FINANCIAL STATEMENTS
                            (Dollars in millions)
                                 (Unaudited)


Adoption of SFAS No. 121 resulted in income of $34 (net of tax of $22) from the cumulative effect of reversing depreciation expense recorded in prior years related to rural telephone exchanges held for sale. Depreciation expense was reversed from the date the Company formally committed to a plan to dispose of the rural exchange assets through January 1, 1996. The income has been recorded as a cumulative effect of change in accounting principle in accordance with SFAS No. 121. The carrying value of the rural exchange assets was approximately $338 at December 31, 1995. As a result of adopting SFAS No. 121, depreciation expense for the three and six months ended June 30, 1996 was reduced by $8 ($5 after tax, or $0.01 per share) and $16 ($10 after tax, or $0.02 per share), respectively. In 1996, depreciation expense will decrease approximately $30 as a result of adopting SFAS No. 121. The combined effects of lower depreciation expense and the cumulative effect of adoption of the new standard will be directly offset by lower recognized gains on future rural exchange sales.


B.  Contingencies

At U S WEST Communications, Inc. ("U S WEST Communications") there are pending regulatory actions in local regulatory jurisdictions that call for price decreases, refunds or both. In one such instance, the Utah Supreme Court has remanded a Utah Public Service Commission ("PSC") order to the PSC for reconsideration, thereby establishing two exceptions to the rule against retroactive ratemaking: 1) unforeseen and extraordinary events, and 2)
misconduct.    The  PSC's  initial  order  denied  a  refund  request  from interexchange carriers and other parties related to the Tax Reform Act of 1986. This action is still in the discovery process. If a formal filing - made in accordance with the remand from the Supreme Court - alleges that the exceptions apply, the range of possible risk is $0 to $155.

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


Form  10-Q  -  Part  I

                        U S WEST COMMUNICATIONS GROUP
                    NOTES TO COMBINED FINANCIAL STATEMENTS
                            (Dollars in millions)
                                 (Unaudited)


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

Form  10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share amounts)

RESULTS OF OPERATIONS - THREE AND SIX MONTHS ENDED JUNE 30, 1996 COMPARED WITH 1995

Comparative details of income before cumulative effect of change in accounting principle for the three and six months ended June 30 follow:





                            Three      Three               Six        Six
                            Months     Months              Months     Months
                            Ended      Ended               Ended      Ended
                            June 30,   June 30,   Percent  June 30,   June 30,   Percent
                                 1996       1995  Change        1996       1995  Change
                            ---------  ---------  -------  ---------  ---------  -------
Income before cumulative
   effect of change in      $     324  $     293     10.6  $     618  $     608      1.6
                            =========  =========  =======  =========  =========  =======
   accounting principle
Earnings per common
   share before cumulative
   effect of change in      $    0.68  $    0.62      9.7  $    1.30  $    1.29      0.8
                            =========  =========  =======  =========  =========  =======
   accounting principle



Adjusted to exclude certain nonoperating items, the Communications Group's second-quarter 1996 income before cumulative effect of change in accounting principle was $289, an increase of $6, or 2.1 percent, compared with second quarter 1995. Second-quarter 1996 earnings per common share before cumulative effect of change in accounting principle ("earnings per share"), similarly adjusted, were $0.61, compared with $0.60 in 1995. The adjustments include the 1996 current quarter, after-tax impact of $5 ($0.01 per share) from adopting SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and after-tax gains of $30 ($0.06 per share) and $10 ($0.02 per share) on the sales of rural telephone exchanges during second quarter 1996 and 1995, respectively.

The  Communications  Group's  income  before  cumulative  effect  of change in accounting principle for the six months ended June 30, 1996, adjusted to exclude nonoperating items, was $578, an increase of $19, or 3.4 percent compared with the same period in 1995. Earnings per share for the six months ended June 30, 1996, similarly adjusted, were $1.22, compared with $1.19 in
the  same  period  in  1995.    The  adjustments  include  the  1996  current
year-to-date after-tax impact of $10 ($0.02 per share) from adopting SFAS No. 121 and after-tax gains of $30 ($0.06 per share) and $49 ($0.10 per share) on the sales of rural telephone exchanges during the first six months of 1996 and 1995, respectively.

Effective January 1, 1996, the Communications Group adopted SFAS No. 121 (See Footnote A), which among other things, requires that companies no longer record depreciation expense on assets held for sale. Adoption of SFAS No. 121 resulted in a one-time gain of $34, or $0.07 per share, related to the cumulative effect of change in accounting principle.

Form  10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Increased income at the Communications Group is attributable to higher demand for services. Partially offsetting the effects of higher demand was an increase in costs incurred to address the requirements associated with accelerating business growth. Further offsetting the effects of higher demand were costs associated with continuing service-improvement initiatives, expenditures related to new business initiatives and flood conditions in the Pacific Northwest during the first quarter of 1996.

Increased demand for the Communications Group's services resulted in growth in earnings before interest, taxes, depreciation, amortization and other ("EBITDA") of 3.4 and 4.7 percent for the three- and six-month periods ended June 30, 1996 respectively. EBITDA also excludes gains on sales of certain rural telephone exchanges in 1996 and 1995. The Communications Group believes EBITDA is an important indicator of the operational strength of the business. EBITDA, however, should not be considered as an alternative to operating or net income as an indicator of the performance of the Communications Group's business or as an alternative to cash flows from operating activities as a measure of liquidity, in each case determined in accordance with GAAP.

Form  10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Operating  Revenues

An analysis of changes in the Communications Group's operating revenues follows:





                               Higher     (Higher)                       Increase     Increase
                                (Lower)  Lower                            (Decrease)   (Decrease)
                         1996      1995  Prices     Refunds    Growth    Other        Dollars      Percentage
                       ------  --------  ---------  ---------  --------  -----------  -----------  -----------
Local service
   Second quarter      $1,179  $  1,076  $     10   $     (1)  $    97   $       (3)  $      103          9.6
   Six months           2,324     2,126        17         (5)      194           (8)         198          9.3
Interstate access
   Second quarter         626       591       (17)        (7)       59            -           35          5.9
   Six months           1,248     1,180       (33)        (7)      110           (2)          68          5.8
Intrastate access
   Second quarter         189       184        (8)         -        13            -            5          2.7
   Six months             379       372       (15)         -        24           (2)           7          1.9
Long-distance network
   Second quarter         278       294        (2)         -       (10)          (4)         (16)        (5.4)
   Six months             568       593        (5)         -       (15)          (5)         (25)        (4.2)
Other services
   Second quarter         228       193         -          -         -           35           35         18.1
   Six months             446       385         -          -         -           61           61         15.8
                       ------  --------  ---------  ---------  --------  -----------  -----------  -----------
Total revenues
   Second quarter       2,500     2,338       (17)        (8)      159           28          162          6.9
   Six months          $4,965  $  4,656  $    (36)  $    (12)  $   313   $       44   $      309          6.6
                       ======  ========  =========  =========  ========  ===========  ===========  ===========


Local service revenues increased principally as a result of higher demand for services. Total reported access lines increased 586,000, or 4.0 percent during the last 12 months, of which 228,000 is attributed to second lines. Second line installations increased 32 percent during the past year. Access line growth was 4.9 percent when adjusted for sales of approximately 124,000 rural telephone access lines during the last 12 months. Also contributing to the increase in local service revenues was expanded growth in new product and service offerings such as caller identification and call waiting. Local service revenues from new product and service offerings were approximately $44 for the second quarter, an increase of over 100 percent as compared to the same period in 1995. For the six-month period ended June 30, 1996, approximately $80 of local service revenues were generated from new product and service offerings, an increase of approximately 120 percent as compared to 1995.

Higher revenues from interstate access services resulted from access line growth and increases of 9.4 and 9.5 percent in interstate billed access minutes of use for the three- and six-month periods ended June 30, 1996. The increased volume of business was partially offset by the effects of price reductions and refunds.

Form  10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Intrastate access revenues increased slightly for the three- and six-month periods ended June 30, 1996, primarily due to higher demand offset largely by the effects of price reductions.

Long-distance network revenues decreased by 5.4 and 4.2 percent for the three- and six-month periods ended June 30, 1996, respectively, compared with the same periods in 1995, primarily due to the effects of competition, rate reductions and the implementation of a multiple toll carrier plan (MTCP) in Iowa in May 1996. The MTCP allows independent telephone companies to act as toll carriers. The impact of the MTCP for the three- and six-month periods ended June 30, 1996 was long-distance revenue losses of $6, offset by increases in intrastate access revenues of $1 and decreases in other operating expenses (i.e. access expense) of $6.

Excluding  the  effects  of the MTCP, long-distance network revenues decreased
3.4 and 3.2 percent for the three- and six-month periods ended June 30, 1996. Erosion of long-distance revenue will continue due to the loss of exclusivity of 1+ dialing in Minnesota, which became effective in February 1996, and in Arizona, effective in April 1996.

Revenues from other services increased for the three- and six-month periods ended June 30, 1996 primarily as a result of continued market penetration in voice messaging services, increases in inside wire services sales of customer premise equipment.

Costs  and  Expenses





                               Three      Three                 Six         Six
                               Months     Months                Months      Months
                               Ended      Ended                 Ended       Ended
                               June 30,   June 30,    Percent   June 30,    June 30,    Percent
                                    1996       1995   Change         1996        1995   Change
                               ---------  ----------  --------  ----------  ----------  --------
Employee-related expenses      $     921  $     831      10.8   $   1,788   $   1,644       8.8
Other operating expenses             387        346      11.8         775         695      11.5
Taxes other than income taxes        100        105      (4.8)        197         211      (6.6)
Depreciation and amortization        518        502       3.2       1,035       1,001       3.4
Interest expense                     110        106       3.8         221         207       6.8
Other income (expense) - net           4         (3)        -         (12)        (16)    (25.0)


Employee-related expenses increased $90 and $144 for the three- and six-month periods ended June 30, 1996, respectively, as compared to the same periods in 1995. The increases are primarily attributable to continued efforts to meet the requirements associated with accelerating business growth, service-improvement initiatives and new business initiatives.

FORM  10-Q  -  PART  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Salaries and wages increased employee-related expenses by approximately $34 and $58 for the three- and six-month periods ended June 30, 1996, respectively, primarily due to inflation-driven wage increases. Salaries and wages were reduced through restructuring; however, costs related to workforce additions needed to meet increased business growth and service-improvement initiatives offset these benefits.

Overtime payments and contract labor increased approximately $40 and $78 for the second quarter and first half of 1996, respectively, compared with 1995. The increase in contract labor is primarily due to increased network operations costs incurred to meet accelerating business growth and marketing organization costs associated with the implementation of new products and services. Additionally, approximately $15 of the six-month increase in overtime and contract labor was attributed to severe flooding in Washington and Oregon in the first quarter of 1996. Partially offsetting the increases in employee-related expenses was a reduction in the postretirement benefits accrual and lower travel and conference expenses.

The increase in other operating expenses for the three- and six-month periods ended June 30, 1996 is primarily due to increased uncollectibles, higher advertising costs and greater materials and supplies expense. The increase is also attributable to higher costs associated with increased sales of unregulated customer premise equipment. Offsetting these increases was the implementation of the MTCP in Iowa in May 1996. Taxes other than income taxes decreased primarily as a result of timing.

Increased depreciation and amortization expense was attributable to the effects of a higher depreciable asset base, partially offset by the effects of 1995 sales of rural telephone exchanges and the adoption of SFAS No. 121.

Interest expense increased due to the equal effects of slightly higher debt levels, as well as higher interest rates associated with refinancing commercial paper in the latter part of 1995.


Liquidity  and  Capital  Resources

Cash provided by operations increased $377 to $1,429 in the first half of 1996 compared with 1995. The increase in operating cash flow is primarily due to growth in EBITDA, a decrease in the cash funding of postretirement benefits and lower restructuring expenditures partially offset by increased tax payments.

Form  10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

During 1996, debt increased by $77 and the percentage of debt to total capital decreased from 66.0 percent at December 31, 1995, to 64.7 percent at June 30, 1996. The increase in debt is due to increased capital expenditures. The decrease in the percentage of debt to total capital is primarily attributable to increased net income and the issuance of equity.

In the first six months of 1996, the Communications Group received cash proceeds of $111 from the sale of certain rural telephone exchanges as compared to proceeds of $114 in the same period last year.

In connection with the Washington State Utilities and Transportation Commission's $91.5 rate reduction order (See "Contingencies"), U S WEST Communications' debt securities have been placed on rating watch by Duff & Phelps. U S WEST Communications' senior unsecured debt and commercial paper ratings have also been lowered by Standard and Poor's in connection with a February 27, 1996, announcement by U S WEST, Inc. of a planned merger with Continental Cablevision, Inc. The senior unsecured debt was lowered to A-plus from AA-minus and the commercial paper was lowered to A-1 from A-1-plus. The credit rating of U S WEST Communications' debt securities was reaffirmed by Moody's and is under review by Fitch.

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





                                        Actual   Actual   Estimate   Estimate
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








                      Actual  Actual  Estimate (1)  Estimate (1)
Workforce Reductions    1994    1995          1996          1997  Total
- --------------------  ------  ------  ------------  ------------  ------
Employee separations
  Managerial             497     682           202         1,357   2,738
  Occupational         1,683   1,643           798         3,138   7,262
Total                  2,180   2,325         1,000         4,495  10,000
====================  ======  ======  ============  ============  ======

<F1>
(1) Certain of the workforce reductions scheduled for 1997 may occur in 1996. The Restructuring Plan is expected to be substantially complete by the end of 1997.

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

Progress  Under  the  Restructuring  Plan:

Following is a reconciliation of restructuring reserve activity during the first six months of 1996:






                         Reserve Balance     First-Half      Reserve Balance
                         December 31, 1995    1996 Activity  June 30, 1996
                         ------------------  --------------  ----------------
Employee separations
  Managerial             $               63  $           12  $             51
  Occupational                           97               9                88
                         ------------------  --------------  ----------------
Total separations                       160              21               139

Systems development
  Service delivery                       44              18                26
  Service assurance                      26               3                23
  Capacity provisioning                  42              17                25
  All other                               1               1                 -
                         ------------------  --------------  ----------------
Total systems                           113              39                74

Real estate                              14               3                11
Relocation                               33               2                31
Retraining and other                     29               9                20
                         ------------------  --------------  ----------------
Total                    $              349  $           74  $            275
                         ==================  ==============  ================

Form  10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued





                                                First-Half   Cumulative
                             1994         1995         1996  Separations At
                      Separations  Separations  Separations  June 30, 1996
                      -----------  -----------  -----------  --------------
Employee separations
  Managerial                  497          682          190           1,369
  Occupational              1,683        1,643          261           3,587
                      -----------  -----------  -----------  --------------
Total                       2,180        2,325          451           4,956
                      ===========  ===========  ===========  ==============


Contingencies

There are pending regulatory actions in local regulatory jurisdictions that call for price decreases, refunds or both. In one such instance, the Utah Supreme Court has remanded a Utah Public Service Commission ("PSC") order to the PSC for reconsideration, thereby establishing certain exceptions to the rule against retroactive ratemaking: 1) unforeseen and extraordinary events, and 2) misconduct. The PSC's initial order denied a refund request from interexchange carriers and other parties related to the Tax Reform Act of 1986. This action is still in the discovery process. If a formal filing - made in accordance with the remand from the Supreme Court - alleges that the exceptions apply, the range of possible risk is $0 to $155.

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

Form  10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Regulatory  Environment

On August 1, 1996, the Federal Communications Commission ("FCC") established a framework of minimum national rules that will enable the states and the FCC to begin implementing the local competition provision of the Telecommunications Act of 1996. The FCC's order relies heavily on the states to develop specific rates and procedures consistent with the FCC's general rules. Included in the order are stipulations that require local exchange carriers ("LECs") to: a) provide interconnection to any requesting telecommunications carrier at any technically feasible point, equal in quality to that provided by the incumbent LEC; b) provide unrestricted access to network services on an unbundled basis;
c) provide physical collocation of equipment necessary for interconnection at the incumbent LEC's premises, unless physical collocation is not practical for technical reasons or because of space limitations; and d) offer for resale any telecommunications services that the LEC provides at retail to subscribers who
are  not  telecommunications  carriers.    The  order  also  stipulates  that
commercial mobile radio service operators ("CMRS"), which include the Company's wireless operations, are entitled to reciprocal compensation arrangements and that a LEC may not charge a CMRS provider for terminating LEC-originated traffic. The FCC's order continues to provide for access charge recovery by LECs from interexchange carriers until it further evaluates the issues of access charge reform and universal service. U S WEST is evaluating the effects of the order.

Form  10-Q  -  Part  I






COMBINED STATEMENTS OF OPERATIONS   U S WEST MEDIA GROUP
(Unaudited)





                                               Three       Three      Six         Six
                                               Months      Months     Months      Months
                                               Ended       Ended      Ended       Ended
                                               June 30,    June 30,   June 30,    June 30,
Dollars in millions                                 1996        1995       1996        1995
- ---------------------------------------------  ----------  ---------  ----------  ---------
    (except per share amounts)
- ---------------------------------------------
Sales and other revenues:
   Directory and information services          $     304   $     292  $     592   $     564
   Wireless communications                           290         228        554         430
   Cable and telecommunications                       59          55        116         109
   Other                                               5          10          9          18
                                               ----------  ---------  ----------  ---------
      Total sales and other revenues                 658         585      1,271       1,121

Operating expenses:
   Cost of sales and other revenues                  206         183        405         346
   Selling, general and administrative               238         233        456         430
      expenses
   Depreciation and amortization                      70          60        137         121
                                               ----------  ---------  ----------  ---------
      Total operating expenses                       514         476        998         897

Income from operations                               144         109        273         224

Interest expense                                      26          33         50          60
Equity losses in unconsolidated                       77          33        143          90
    ventures
Guaranteed minority interest expense                  12           -         24           -
Other income (expense) - net                         (27)         11        (34)         18
                                               ----------  ---------  ----------  ---------

Income before income taxes                             2          54         22          92
Provision for income taxes                            13          29         30          52
                                               ----------  ---------  ----------  ---------

NET INCOME (LOSS)                              $     (11)  $      25  $      (8)  $      40
                                               ==========  =========  ==========  =========

Dividends on preferred stock                           1           1          2           2
                                               ----------  ---------  ----------  ---------

EARNINGS (LOSS) AVAILABLE
    FOR COMMON STOCK                           $     (12)  $      24  $     (10)  $      38
                                               ==========  =========  ==========  =========

EARNINGS (LOSS) PER COMMON SHARE                  ($0.03)  $    0.05     ($0.02)  $    0.08
                                               ==========  =========  ==========  =========

AVERAGE COMMON SHARES OUTSTANDING (thousands)
                                                 473,593     470,414    473,298     469,490


See  Notes  to  Combined  Financial  Statements.

Form  10-Q  -  Part  I





COMBINED BALANCE SHEETS   U S WEST MEDIA GROUP
(Unaudited)




                                           June 30,   December 31,
Dollars in millions                             1996           1995
- -----------------------------------------  ---------  -------------

ASSETS

Current assets:
     Cash and cash equivalents             $      72  $          20
     Accounts and notes receivable               317            287
     Deferred directory costs                    254            247
     Receivable from Communications Group         94            106
     Other                                        80             81
                                           ---------  -------------

Total current assets                             817            741
                                           ---------  -------------


Gross property, plant and equipment            1,913          1,706
Accumulated depreciation                         652            558
                                           ---------  -------------
Property, plant and equipment - net            1,261          1,148

Investment in Time Warner Entertainment        2,497          2,483
Intangible assets - net                        1,761          1,798
Investment in international ventures           1,365          1,511
Net investment in assets held for sale           407            429
Other assets                                     574            505
                                           ---------  -------------

Total assets                               $   8,682  $       8,615
                                           =========  =============




See  Notes  to  Combined  Financial  Statements.

Form  10-Q  -  Part  I






COMBINED BALANCE SHEETS  U S WEST MEDIA GROUP
(Unaudited), continued




                                              June 30,    December 31,
Dollars in millions                                1996            1995
- --------------------------------------------  ----------  --------------

LIABILITIES AND EQUITY

Current liabilities:
     Short-term debt                          $     575   $         836
     Accounts payable                               181             235
     Deferred revenue and customer deposits          86              87
     Other                                          419             411
                                              ----------  --------------

Total current liabilities                         1,261           1,569
                                              ----------  --------------


Long-term debt                                    1,689           1,265
Deferred taxes, credits and other                   599             658

Company-obligated mandatorily redeemable
    preferred securities of subsidiary trust
    holding solely Company-guaranteed               600             600
    debentures
Preferred stock subject to mandatory                 51              51
     redemption

Media Group equity                                4,591           4,599
Company LESOP guarantee                            (109)           (127)
                                              ----------  --------------
Total equity                                      4,482           4,472
                                              ----------  --------------

Total liabilities and equity                  $   8,682   $       8,615
                                              ==========  ==============




See  Notes  to  Combined  Financial  Statements.

Form  10-Q  -  Part  I





COMBINED STATEMENTS OF CASH FLOWS   U S WEST MEDIA GROUP
(Unaudited)
Dollars in million




Six Months Ended June 30,                                   1996    1995
- ---------------------------------------------------------  ------  ------

OPERATING ACTIVITIES
   Net income (loss)                                       $  (8)  $  40
   Adjustments to net income (loss):
      Depreciation and amortization                          137     121
      Equity losses in unconsolidated ventures               143      90
      Deferred income taxes and amortization
         of investment tax credits                           (47)      5
      Provision for uncollectibles                            30      25
   Changes in operating assets and liabilities:
      Accounts and notes receivable                          (48)    (44)
      Deferred directory costs, prepaid and other            (10)    (16)
      Accounts payable and accrued liabilities               (11)     47
   Other adjustments - net                                    16      50
                                                           ------  ------
   Cash provided by operating activities                     202     318
                                                           ------  ------
INVESTING ACTIVITIES
   Expenditures for property, plant and equipment           (243)   (172)
   Investment in international ventures                     (139)   (291)
   Investment in domestic PCS                                (74)   (254)
   Cash (to) from net investment in assets held for sale      93     (37)
   Other - net                                                 -     (27)
                                                           ------  ------
   Cash (used for) investing activities                     (363)   (781)
                                                           ------  ------
FINANCING ACTIVITIES
   Net proceeds from issuance of short-term debt              80     514
   Repayments of long-term debt                             (223)   (251)
   Proceeds from issuance of long-term debt                  330       -
   Proceeds from issuance of common stock                     28      21
   Dividends paid on preferred stock                          (2)     (2)
   Advance from Communications Group                           -     132
                                                           ------  ------
   Cash provided by financing activities                     213     414

CASH AND CASH EQUIVALENTS
   Increase (decrease)                                        52     (49)
   Beginning balance                                          20      93
                                                           ------  ------
   Ending balance                                          $  72   $  44
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

Form  10-Q  -  Part  I

                             U S WEST MEDIA GROUP
                    NOTES TO COMBINED FINANCIAL STATEMENTS
                            (Dollars in millions)
                                 (Unaudited)

B.          Investment  in  Time  Warner  Entertainment

On September 15, 1993, U S WEST acquired 25.51 percent pro-rata priority capital and residual equity interests in Time Warner Entertainment Company
L.P.  ("TWE").    Summarized  operating  results  for  TWE  follow:





                                Three      Three      Six        Six
                                Months     Months     Months     Months
                                Ended      Ended      Ended      Ended
                                June 30,   June 30,   June 30,   June 30,
                                     1996       1995       1996       1995
                                ---------  ---------  ---------  ---------

Revenues                        $   2,608  $   2,392  $   5,093  $   4,438
Operating expenses*<F1>             2,311      2,126      4,528      3,981
Interest and other - net**<F2>        202        185        358        361
                                ---------  ---------  ---------  ---------

Income before income taxes      $      95  $      81  $     207  $      96
                                =========  =========  =========  =========

Net income                      $      74  $      56  $     168  $      60
                                =========  =========  =========  =========

<F1>
* Includes depreciation and amortization of $294 and $275, and $582 and $501 for the three and six months ended June 30, 1996 and 1995, respectively.
<F2>
**         Includes corporate services of $18 and $15, and $35 and $30 for the three  and  six  months  ended  June  30,  1996  and  1995,  respectively.


U S WEST accounts for its investment in TWE under the equity method of accounting. U S WEST's recorded share of TWE operating results represents allocated TWE net income or loss adjusted for the amortization of the excess of the fair market value over the book value of the partnership net assets. The Company's recorded share of TWE operating results was $5 and $2, and $14 and ($11) for the three and six months ended June 30, 1996 and 1995, respectively.

Form  10-Q  -  Part  I

                             U S WEST MEDIA GROUP
                    NOTES TO COMBINED FINANCIAL STATEMENTS
                            (Dollars in millions)
                                 (Unaudited)

C.  Investment  in  International  Ventures

The Media Group has reviewed the financial and operating performance, market value and capital requirements of its international investment portfolio and has identified certain investments it believes are appropriate to sell or restructure under acceptable terms. As a result, in second-quarter 1996, the Media Group: 1) recorded a pretax charge of $31 associated with an international cable television investment to reflect the investment at fair value; and 2) is pursuing a restructuring whereby the Company increased its ownership in a cable television joint venture in the Czech Republic to 57.5 percent from 28.6 percent through the conversion of debt to additional equity.
 The  outcome  of  this  restructuring  is  uncertain.

D.    Debt  Exchangeable  for  Common  Stock

On May 13, 1996, U S WEST issued $254 of Debt Exchangeable for Common Stock ("DECS") to Salomon Inc. due May 15, 1999, in the principal amount of $26.63 per note. The notes bear interest at 7.625 percent. Upon maturity, each DECS will be mandatorily redeemed by U S WEST for shares of Financial Security Assurance Holdings Ltd. ("FSA") held by U S WEST or the cash equivalent, at U S WEST's option. The number of shares to be delivered at maturity varies based on the per share market price of FSA. If the market price is $26.63 per share or less, one share of FSA will be delivered for each note; if the market price is between $26.63 and $32.48 per share, a fractional share is delivered so that the value at maturity is equal to $26.63; if the market value is greater than $32.48 per share, .8197 shares are delivered. The capital assets segment currently owns approximately 40 percent of the outstanding FSA common stock. The shares of FSA to be delivered upon maturity of the DECS, combined with the exercise of outstanding options held by Fund American Enterprises
Holdings, Inc. to purchase FSA shares would, if consummated, result in a complete disposition of U S WEST's ownership in FSA.

Form  10-Q  -  Part  I

                             U S WEST MEDIA GROUP
                    NOTES TO COMBINED FINANCIAL STATEMENTS
                            (Dollars in millions)
                                 (Unaudited)
E.    Net  Investment  in  Assets  Held  for  Sale

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

Building sales and operating revenues of the capital assets segment were $21 and $31, and $51 and $107 for the three- and six-month periods ended June 30, 1996 and 1995, respectively.

The  components  of  net  investment  in  assets  held  for  sale  follow:





                                                        June 30,   December 31,
Dollars in millions                                          1996           1995
- ------------------------------------------------------  ---------  -------------
ASSETS
Cash and cash equivalents                               $      22  $          38
Finance receivables - net                                     941            953
Investment in real estate - net of valuation allowance        357            368
Bonds, at market value                                        141            149
Investment in FSA                                             294            384
Other assets                                                  173            177
                                                        ---------  -------------

Total assets                                            $   1,928  $       2,069
                                                        =========  =============

LIABILITIES
Debt                                                    $     676  $         796
Deferred income taxes                                         689            686
Accounts payable, accrued liabilities and other               146            148
Minority interests                                             10             10
                                                        ---------  -------------

Total liabilities                                           1,521          1,640
                                                        ---------  -------------

Net investment in assets held for sale                  $     407  $         429
                                                        =========  =============

Form  10-Q  -  Part  I

                             U S WEST MEDIA GROUP
                    NOTES TO COMBINED FINANCIAL STATEMENTS
                            (Dollars in millions)
                                 (Unaudited)

During the second quarter of 1996, U S WEST received $98 from the sale of 3,750,000 shares of FSA common stock. These shares were sold to FSA, FSA management and Fund American Enterprises Holdings, Inc. This sale reduced the Company's ownership in FSA to approximately 40 percent.

Selected  financial  data  for  U  S  WEST  Financial  Services  follows:





                         June 30,   December 31,
                              1996           1995
                         ---------  -------------
Net finance receivables  $     926  $         931
Total assets                 1,076          1,085
Total debt                     264            274
Total liabilities            1,015          1,024
Shareowner's equity             61             61

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

RESULTS OF OPERATIONS - THREE AND SIX MONTHS ENDED JUNE 30, 1996 COMPARED WITH 1995

Sales  and  Other  Revenues





                                     Three      Three                Six        Six
                                     Months     Months               Months     Months
                                     Ended      Ended                Ended      Ended
                                     June 30,   June 30,   Percent   June 30,   June 30,   Percent
                                          1996       1995  Change         1996       1995  Change
                                     ---------  ---------  --------  ---------  ---------  --------

Directory and information services:
    Domestic                         $     279  $     262      6.5   $     550  $     520      5.8
    International                           25         30    (16.7)         42         44     (4.5)
                                     ---------  ---------  --------  ---------  ---------  --------
                                           304        292      4.1         592        564      5.0
                                     ---------  ---------  --------  ---------  ---------  --------

Wireless communications:
    Cellular service                       267        207     29.0         506        393     28.8
    Cellular equipment                      23         21      9.5          48         37     29.7
                                     ---------  ---------  --------  ---------  ---------  --------
                                           290        228     27.2         554        430     28.8
                                     ---------  ---------  --------  ---------  ---------  --------

Cable and telecommunications                59         55      7.3         116        109      6.4
Other                                        5         10    (50.0)          9         18    (50.0)
                                     ---------  ---------  --------  ---------  ---------  --------

Sales and other revenues             $     658  $     585     12.5   $   1,271  $   1,121     13.4
                                     =========  =========  ========  =========  =========  ========


Media Group sales and other revenues increased 12.5 percent to $658 and 13.4 percent to $1,271 for the three- and six-month periods ended June 30, 1996, respectively. The increases were primarily a result of strong growth in cellular service revenue.

Directory and Information Services Revenues related to Yellow Pages directory advertising increased approximately $19, or 7.5 percent, and $34, or 6.7 percent, in the three- and six-month periods ended June 30, 1996, respectively. The increases are largely a result of a 3.7 percent increase in revenue per local advertiser (primarily a result of price increases of approximately 4.0 percent) and a 1.9 percent increase in local advertisers.

International directory publishing revenues decreased $5 and $2 in the three- and six-month periods ended June 30, 1996, respectively. The decreases are primarily a result of fewer directories published in 1996 compared with the same periods in 1995.

Form  10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Wireless Communications Cellular service revenues increased $60, or 29.0 percent, and $113, or 28.8 percent, in the three- and six-month periods ended June 30, 1996, respectively. These increases are a result of a 46 percent increase in subscribers during the last twelve months, partially offset by a 12 percent drop (on a same property basis) in average revenue per subscriber to $54.00 per month. The increase in subscribers relates to continued growth in demand for wireless services.

Cellular equipment revenues increased $2, or 9.5 percent, and $11, or 29.7 percent, in the three- and six-month periods ended June 30, 1996, respectively. These increases are primarily a result of an increase in unit sales associated with a 35 percent increase in gross customer additions in the first six months of 1996, partially offset by a decrease in selling price per unit.

Cable and Telecommunications Cable and telecommunications revenues increased $6, or 12.1 percent, and $11, or 11.1 percent, in the three- and six-month periods ended June 30, 1996, respectively. These increases give effect to a change in the method of recording franchise fees implemented in late 1995 as if it was in effect throughout 1995. A 5.1 percent increase in revenue per subscriber (primarily a result of price increases) and a 7.2 percent increase in subscribers during the last twelve months were the primary factors underlying the revenue increases.

Income  from  Operations





                              Three       Three                 Six         Six
                              Months      Months                Months      Months
                              Ended       Ended                 Ended       Ended
                              June 30,    June 30,    Percent   June 30,    June 30,    Percent
                                   1996        1995   Change         1996        1995   Change
                              ----------  ----------  --------  ----------  ----------  --------

Directory and information
   services:
      Domestic                $     115   $      94      22.3   $     225   $     198      13.6
      International                  (3)         (1)        -         (11)         (6)    (83.3)
                              ----------  ----------  --------  ----------  ----------  --------
                                    112          93      20.4         214         192      11.5
                              ----------  ----------  --------  ----------  ----------  --------

Wireless communications              59          43      37.2         109          76      43.4
Cable and telecommunications          8           4     100.0          16           8     100.0
Other                               (35)        (31)    (12.9)        (66)        (52)     26.9
                              ----------  ----------  --------  ----------  ----------  --------

Income from operations        $     144   $     109      32.1   $     273   $     224      21.9
                              ==========  ==========  ========  ==========  ==========  ========


During the three- and six-month periods ended June 30, 1996, Media Group operating income increased 32.1 percent and 21.9 percent, to $144 and $273, respectively. EBITDA increased 26.6 percent and 18.8 percent, to $214 and $410, respectively, for the same periods. The increases were primarily a
result  of  strong  growth  in  wireless  communications  operations.   The

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

Directory and Information Services During the three- and six-month periods ended June 30, 1996, operating income related to domestic directory and information services increased $18, or 19 percent, and $22, or 11 percent, respectively. For the same periods, EBITDA increased 19 percent, to $123, and 12 percent, to $241, respectively. These percent increases give effect to a 1996 change in the amount of Media Group corporate costs allocated to the domestic directory and information services businesses as if it was in effect throughout 1995. Improved operating results related to the Yellow Pages business combined with decreased spending in 1996, primarily related to exited product lines, and the effect of a charge of $8 and $14 included in the three- and six-month 1995 results related to the exit of these product lines have contributed to the increase in operating income and EBITDA. For the same periods, Yellow Pages revenue increases of $19 and $34 were partially offset by operating cost increases of $15 and $27, respectively. Operating cost increases were principally a result of approximately 11 percent and 16 percent increases in paper, printing, delivery and distribution costs for the three- and six-months periods, respectively. Increased operating costs led to a Yellow Pages EBITDA margin of 50 percent in 1996, compared with 52 percent in 1995, on a comparable basis.

Operating income for international directory publishing operations decreased $2 and $5 during the three and six months ended June 30, 1996, respectively. The decreases were a result of increased operating expenses.

Wireless Communications Cellular operating income increased 28.3 percent, to $59, and 32.9 percent, to $109, for the three- and six-month periods ended
June 30, 1996, respectively. Cellular EBITDA increased 28.0 percent to $96 and 30.4 percent to $180 for the same periods. These percent increases give effect to a 1996 change in the amount of Media Group corporate costs allocated to the cellular business as if it was in effect throughout 1995. The 1996 second-quarter results include costs related to the anticipated merger with AirTouch including advertising and signage to implement a new brand name. The increase in operating income and EBITDA is a result of revenue increases associated with the rapidly expanding subscriber base combined with efficiency gains. The 1996 decline in revenue per subscriber of 12 percent, on a comparable basis, has been more than offset by decreases in the cost incurred to acquire a customer and the cost to support a customer. Support costs per subscriber decreased 19 percent and acquisition cost per subscriber added decreased 3 percent for the six-month period ended June 30, 1996.

Form  10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

The cellular service EBITDA margins were 35.8 percent and 35.5 percent for the three- and six-month periods, respectively.

In July 1994, U S WEST signed an agreement with AirTouch Communications, Inc. ("AirTouch") to combine their domestic cellular properties into a partnership in a multi-phased transaction. During Phase I, which commenced on November 1, 1995, the partners are operating their cellular properties separately. A Wireless Management Company has been formed and is providing centralized services to both companies on a contract basis. In Phase II, the partners will combine their domestic properties into a partnership, subject to
obtaining  certain  authorizations.    The  parties  are  seeking  to  obtain
regulatory and other approvals precedent to entering into Phase II. The recent passage of the Telecommunications Act of 1996 has removed significant regulatory barriers to completion of Phase II. Currently management expects the interests in the partnership will adjust from the previously disclosed 70 percent AirTouch and 30 percent U S WEST, to approximately 74 percent AirTouch and 26 percent U S WEST (assuming contribution of all domestic cellular properties). This adjustment reflects the planned acquisition of Cellular Communications, Inc. ("CCI") by AirTouch. The actual interests in the partnership at the commencement of Phase II depend, among other things, on the timing of the Phase II closing and the ability of the partners to combine their domestic properties. U S WEST's interest in the partnership will further adjust depending on the timing of the contribution of its PCS investment. The timing of such contribution is at U S WEST's discretion and will occur either at the closing of Phase II or a date selected by U S WEST, no later than mid-1998.

U S WEST has the right to convert its joint venture interest in the domestic cellular properties into ownership of AirTouch common shares at an appraised private market value. In the event the value to be received by U S WEST exceeds 19.9 percent of AirTouch's outstanding common stock, U S WEST will receive the excess in the form of non-voting preferred stock. This right becomes exercisable upon the latter of: 1) completion of Phase II of the merger; 2) completion of the planned acquisition of CCI by AirTouch; and 3) contribution of both U S WEST's and AirTouch's interests in PrimeCo Personal Communications LP (formerly PCS PrimeCo) to the joint venture. The Company expects that these conditions will be met by the end of 1996 or early 1997.

Cable and Telecommunications Cable and telecommunications operating income increased $4 and $8 for the three- and six-month periods, respectively. The increase in operating income is a result of revenue increases associated with expansion of the subscriber base and price increases.

Other The decrease in other operating income is primarily a result of a decrease in the amount of Media Group corporate costs allocated to the Yellow Pages and cellular businesses and an increase in the amount of U S WEST corporate costs allocated to the Media Group.

Form  10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Interest  Expense  and  Other





                                 Three       Three                Six         Six
                                 Months      Months               Months      Months
                                 Ended       Ended                Ended       Ended
                                 June 30,    June 30,   Percent   June 30,    June 30,   Percent
                                      1996        1995  Change         1996        1995  Change
                                 ----------  ---------  --------  ----------  ---------  --------

Interest expense                 $      26   $      33    (21.2)  $      50   $      60    (16.7)
Equity losses in unconsolidated         77          33        -         143          90     58.9
    ventures
Guaranteed minority interest            12           -        -          24           -        -
    expense
Other income (expense) - net           (27)         11        -         (34)         18        -


Interest expense decreased $7 and $10 for the three- and six-month periods, respectively, primarily because of an increase in interest capitalized related to the domestic PCS investment and a refinancing of commercial paper by issuing Company-obligated mandatorily redeemable preferred securities of a subsidiary trust holding solely Company-guaranteed debentures ("Preferred Securities"). U S WEST issued $600 of Preferred Securities in the third quarter of 1995.

Equity losses increased $44 and $53 for the three- and six-month periods, respectively. The increases are predominantly a result of increased financing costs associated with expansion of the network at TeleWest. Start-up and other costs associated with new international investments and the domestic PrimeCo Personal Communications LP ("PrimeCo") investment also contributed to the increase in losses. The Media Group expects losses related to international ventures will be significant in 1996. Increased losses related to international investments were partially offset by increased earnings related to the investment in TWE due to improved results from the filmed entertainment, cable and programming-HBO divisions. Cable subscribers served by TWE increased 4.9 percent compared to a year ago excluding the impact of 1995 cable transactions.

Guaranteed  minority  interest  expense  reflects  the  issuance  of Preferred
Securities  in  the  third  quarter  of  1995.

Other income (expense) decreased $38 and $52 for the three- and six-month periods, respectively. The decrease is primarily due to a pretax charge of $31 associated with an international cable television investment to reflect the investment at fair value. The decrease is also partially the result of first-quarter 1996 foreign exchange losses of $7.

Form  10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Provision  for  Income  Taxes





                            Three      Three                Six         Six
                            Months     Months               Months      Months
                            Ended      Ended                Ended       Ended
                            June 30,   June 30,   Percent   June 30,    June 30,    Percent
                                 1996       1995  Change         1996        1995   Change
                            ---------  ---------  --------  ----------  ----------  --------

Provision for income taxes  $      13  $      29    (55.2)  $      30   $      52     (42.3)
Effective tax rate                  -          -        -       136.4%       56.5%        -


The increase in the effective tax rate reflects the impact of lower pretax income in relationship to goodwill amortization, primarily related to the acquisition of the Atlanta Systems, and foreign income taxes. These relationships could vary significantly during the year depending on the level of pretax income.

Net  Income

Net income of the Media Group decreased $36 to a loss of $11 for the quarter and decreased $48 to a loss of $8 for the first six months of 1996. The decreases are primarily a result of the after-tax charge of $19 to reflect an international cable television investment at fair value and increased losses associated with unconsolidated international ventures. These decreases in net income were partially offset by improvement in the wireless communications business.

Liquidity  and  Capital  Resources

Operating  Activities

Cash provided by operating activities of the Media Group decreased $116 in the first six months of 1996, compared with 1995. Higher federal income tax payments associated with the TWE partnership contributed to the decrease.

Investing  Activities

Capital expenditures of the Media Group were $243 for the first six months of 1996. The majority of expenditures in 1996 were devoted to the enhancement and expansion of the cellular network and upgrade of the Atlanta cable systems to 750 megahertz capacity.

Investments in international ventures were $139 for the first six months of 1996. Significant 1996 investments include additional capital contributions to the PCS investment in the United Kingdom, Mercury One 2 One ("One 2 One") and the purchase of a 23 percent interest in a venture to provide wireless service in Poland. Domestically, the Media Group invested $74 to fund the network build activities at PrimeCo.

Form  10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

The Media Group has reviewed the financial and operating performance, market value and capital requirements of its international investment portfolio and has identified certain investments it believes are appropriate to sell or restructure under acceptable terms and expects that sales proceeds could
approximate  $400  in  the  next  two  years.    The  Company  is  pursuing  a
restructuring whereby the Company increased its ownership in a cable television joint venture in the Czech Republic to 57.5 percent from 28.6 percent through the conversion of debt to additional equity. The outcome of this restructuring is uncertain.

Financing  Activities

Debt increased $163 at June 30, 1996, compared with December 31, 1995. Increases in debt, primarily a result of the domestic PCS investment and additional international investments, were partially offset by a reduction related to an investment in a cable television venture in the Netherlands. During second-quarter 1996, U S WEST issued $254 of exchangeable notes, or Debt Exchangeable for Common Stock ("DECS"), due May 15, 1999. Upon maturity, each DECS will be mandatorily redeemed by U S WEST for shares of Financial Security Assurance Holdings Ltd. ("FSA") held by U S WEST or the cash equivalent, at U S WEST's option. The capital assets segment currently owns approximately 40 percent of the outstanding FSA common stock.

As of June 30, 1996, U S WEST guaranteed debt associated with its international investments in the principal amount of approximately $115. In addition, a wholly owned subsidiary of U S WEST has guaranteed debt associated with its international investment in the principal amount of approximately $190.

Excluding debt associated with the capital assets segment, the Media Group's percentage of debt to total capital at June 30, 1996, was 30.6 percent compared with 29.1 percent at December 31, 1995. Including debt associated with the capital assets segment, Preferred Securities and other preferred stock, the Media Group's percentage of debt to total capital was 44.5 percent
at  June  30,  1996  and  44.2  percent  at  December    31,  1995.

Form  10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

On February 27, 1996, U S WEST announced a definitive agreement to merge with Continental Cablevision, Inc. ("Continental"). Continental is the nation's third-largest cable operator. U S WEST will purchase all of Continental's stock for approximately $5.3 billion and will assume Continental's debt and other obligations, the market value of which amounted to approximately $6.4 billion as of March 31, 1996. Consideration for the $5.3 billion in equity will consist of approximately $1 billion in U S WEST preferred stock, convertible to Media Stock; and, at U S WEST's option, between $1 billion and $1.5 billion in cash, and $2.8 billion to $3.3 billion in shares of Media Stock. The transaction, which is expected to close by the end of 1996 or early 1997, is subject to a number of conditions and approvals.

The number of Media shares to be delivered upon closing will be adjusted subject to a collar 15 percent above and 15 percent below $24.50, the share price upon which the transaction was based. If the share price of the Media Stock is trading below the floor price upon closing, management has stated it does not intend to increase the number of shares of Media Stock to be issued.

In connection with U S WEST's announcement of the planned merger with Continental, Standard and Poor's lowered its rating on the U S WEST, Inc., U S WEST Capital Funding, Inc., a wholly owned financing subsidiary, and U S WEST Financial Services, Inc. a member of the capital assets segment, senior unsecured debt, commercial paper and Preferred Securities. The senior unsecured debt and Preferred Securities ratings were lowered to triple-B-plus from single-A-plus and the commercial paper rating was lowered to A-2 from A-1. The credit ratings for U S WEST, Inc., U S WEST Capital Funding, Inc. and U S WEST Financial Services, Inc. are being reviewed by Fitch, Moody's and Duff & Phelps which may result in a downgrading.

The Media group expects that cash from operations will not be adequate to fund expected cash requirements in the foreseeable future. Additional financing will come primarily from new debt.

Regulatory  Environment

On August 1, 1996, the Federal Communications Commission ("FCC") established a framework of minimum national rules that will enable the states and the FCC to begin implementing the local competition provision of the Telecommunications Act of 1996. Among other things, the order stipulates that commercial mobile radio service operators ("CMRS"), which includes the Media Group's wireless operations, are entitled to reciprocal compensation arrangements and that a local exchange carrier ("LEC") may not charge a CMRS provider for terminating LEC-originated traffic. U S WEST is evaluating the effects of the order.

Form  10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

SELECTED  PROPORTIONATE  DATA

The following table is not required by GAAP or intended to replace the Combined Financial Statements prepared in accordance with GAAP. It is presented supplementally because the Company believes that proportionate data facilitates the understanding and assessment of its Combined Financial Statements. The following table includes allocations of Media Group corporate activity. The table does not reflect financial data of the capital assets segment, which had net assets of $407 at June 30, 1996 and $429 at December 31, 1995. The financial information included below departs materially from GAAP because it aggregates the revenues and operating income of entities not controlled by the Media Group with those of the consolidated operations of the Media group.





                                                    Wireless   Wireless    Directory &   Directory &
                          Cable &      Cable &      Communi-   Communi-    Information   Information    Corp.
                          Telecomm.    Telecomm.    cations    cations     Services      Services       and
Dollars in millions       Dom. (1)     Int'l        Dom.       Int'l       Dom.          Int'l          Other    Total
- ------------------------  -----------  -----------  ---------  ----------  ------------  -------------  -------  -------

THREE MONTHS ENDED
JUNE 30, 1996
Revenue                   $      724   $       50   $     261  $      99   $        279  $         45   $    3   $1,461
Operating income (loss)           65          (41)         43        (19)           116             -      (18)     146
Net income (loss)                 (5)         (69)         25        (18)            68            (5)      (7)     (11)

EBITDA (2)                       175          (11)         78         (1)           124             4      (16)     353
Subscribers/Advertisers
    (thousands)                2,944          616       1,557        370            481           274        -    6,242

THREE MONTHS ENDED
JUNE 30, 1995
Revenue                   $      665   $       26   $     192  $      65   $        262  $         30   $    8   $1,248
Operating income (loss)           46          (22)         36        (25)            95            (2)      (4)     124
Net income (loss)                (10)          (2)         17        (32)            59            (1)      (6)      25

EBITDA (2)                       151          (13)         61        (13)           101             -       (2)     285
Subscribers/Advertisers
    (thousands)                2,808          237         988        241            472           161        -    4,907

Form  10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

SELECTED  PROPORTIONATE  DATA  (CONTINUED)





                                                                           Directory   Directory
                          Cable &      Cable &      Wireless   Wireless       & Info.     & Info.   Corp.
                          Telecomm.    Telecomm.    Comm.      Comm.           .Serv.  Serv.        and
Dollars in millions       Dom. (1)     Int'l (3)    Dom.       Int'l       Dom.        Int'l        Other    Total
SIX MONTHS ENDED
JUNE 30, 1996
Revenue                   $    1,415   $      100   $     501  $     187   $      550  $       77   $    6   $2,836
 Operating income (loss)         123          (72)         81        (41)         226          (7)     (30)     280
Net income (loss)                 (8)        (106)         42        (42)         134         (12)     (16)      (8)

EBITDA (2)                       340          (20)        147          -          241           -      (25)     683

SIX MONTHS ENDED
JUNE 30, 1995
Revenue                   $    1,241   $       50   $     359  $     125   $      520  $       44   $   16   $2,355
Operating income (loss)           77          (43)         63        (46)         198          (9)      (1)     239
Net income (loss)                (28)         (13)         32        (60)         121          (5)      (7)      40

EBITDA (2)                       275          (24)        112        (25)         210          (4)       4      548
- ------------------------  -----------  -----------  ---------  ----------  ----------  -----------  -------  -------

<F1>
(1)  The  proportionate  results  are based on the Media Group's 25.51 percent pro rata priority and residual equity interests  in reported TWE results.  The reported TWE results are prepared in accordance with GAAP and have not been adjusted  to  report  TWE  investments  accounted  for  under  the  equity  method  on  a  proportionate  basis.
<F2>
(2)  Proportionate  EBITDA  represents  the Media Group's equity interest in the entities multiplied by the entity's
EBITDA.    As  such,  proportionate  EBITDA  does  not represent cash available to the Media Group.  The Media Group considers  EBITDA  an  important  indicator  of the operational strength and performance of its businesses.  EBITDA, however,  should  not be considered as an alternative to operating or net income, as an indicator of the performance of  the  Media  Group's  businesses,  or  as  an alternative to cash flows from operating activities as a measure of liquidity,  in  each  case  determined  in  accordance  with  GAAP.
<F3>
(3)  Previously  reported  amounts  have  been  reclassified  to  conform  with  the  current  presentation.

 Form  10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

PROPORTIONATE RESULTS OF OPERATIONS - THREE AND SIX MONTHS ENDED JUNE 30, 1996 COMPARED WITH 1995

Proportionate Media Group revenues increased 17 percent, to $1.5 billion, and 20 percent, to $2.8 billion, for the three- and six-month periods ended June 30, 1996, respectively. Proportionate EBITDA increased 24 percent, to $353, and 25 percent, to $683, for the same periods. Media Group management has stated its objective is to grow proportionate EBITDA at a rate of 20 percent annually in the next few years. Strong growth in domestic cable and telecommunications and wireless communications contributed to the increases. Subscribers/advertisers increased 27 percent to 6.2 million over the last twelve months. Strong growth in domestic wireless communications and international operations contributed to the increase in subscribers/advertisers.

Cable and Telecommunications Proportionate revenues for the domestic cable and telecommunications operations increased 18 percent, to $724, and 20 percent, to $1.4 billion, for the three- and six-month periods, respectively. Proportionate EBITDA increased 22 percent, to $175, and 18 percent, to $340, for the same periods. These results reflect a 1996 change in the amount of Media Group corporate costs allocated to this segment as if it were in effect throughout 1995 and exclude the one-time impact of certain 1995 TWE transactions. Proportionate revenue and EBITDA growth is primarily due to improvements in TWE cable, programming and filmed entertainment operations and Media Group domestic cable overhead reductions. TWE cable growth is attributed to subscriber growth of 4.9 percent, on a comparable basis.

International cable and telecommunications proportionate revenues essentially doubled to $50 and $100 for the three- and six-month periods, respectively. Proportionate EBITDA increased $1 to ($11), and $2 to ($20), on a comparable basis, for the same periods. Increases at TeleWest U.K. combined with new investments in the Netherlands, Czech Republic and Indonesia contributed significantly to the increase in proportionate revenues.

Proportionate subscribers to the international cable properties grew to 616,000, a 160 percent increase from a year ago. This increase includes the effect of acquisitions in the Czech Republic and Netherlands.

Second-quarter 1996 proportionate revenues, EBITDA and subscribers for the Company's cable operations in Norway, Sweden and Hungary have been removed from the proportionate results in conjunction with an after-tax charge of $19 to reflect the investment at fair value.

Wireless Communications Proportionate revenues for the domestic cellular operations increased 36 percent, to $261, and 40 percent, to $501 for the three- and six-month periods, respectively. Proportionate EBITDA increased 34 percent, to $86, and 36 percent, to $161, for the same periods. These results reflect a 1996 change in the amount of Media Group corporate costs allocated to this segment as if it were in effect throughout 1995.

Form  10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Proportionate cellular service revenues increased 37 percent, to $239, and 39 percent, to $456, for the three- and six-month periods, respectively. The increases are due to a 47 percent increase in proportionate subscribers, on a same property basis, partially offset by a decrease in average revenue per subscriber.

Proportionate revenues for the international wireless operations increased 52 percent, to $99, and 50 percent, to $187, for the three- and six-month periods, respectively. Proportionate EBITDA increased $12 to ($1) and $25 to break even for the same periods. Strong results from One 2 One and Westel 900, a Hungarian cellular operation, contributed to the increases in proportionate revenues and EBITDA.

Proportionate subscribers to international wireless joint ventures in the United Kingdom, Hungary, the Czech Republic, Slovakia, Russia and Malaysia grew to 370,000 at June 30, 1996, a 54 percent increase from a year ago. One 2 One added 74,500 proportionate customers, a 51 percent increase.

Directory  and  Information  Services    Proportionate  revenues  for domestic
directory and information services increased 6 percent, to $279, and 6 percent, to $550 for the three- and six-month periods, respectively. Proportionate EBITDA increased 19 percent, to $124, and 12 percent, to $241, for the same periods. These results reflect a 1996 change in the amount of Media Group corporate costs allocated to this segment as if it were in effect throughout 1995. The increases are due to price and volume increases and include the effect of a second-quarter 1995 charge to exit certain product lines.

Proportionate revenues for international directories businesses increased $15, to $45, and $33, to $77, for the three- and six-month periods, respectively. Proportionate EBITDA increased $4 for both the three- and six-month periods from a year ago. The increase in proportionate revenues and EBITDA is a result of a new investment in a Brazilian directories operation.

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

On September 22, 1995, U S WEST filed a lawsuit in Delaware Chancery Court to enjoin the proposed merger of Time Warner and Turner Broadcasting. On June 6, 1996, the Delaware Chancery Court denied U S WEST's petition to enjoin the proposed merger.

Item  4.    Submission  of  Matters  to  a  Vote  of  Security  Holders

     At the Company's annual meeting of shareholders on June 7, 1996, shareholders voted as follows for the purpose of electing four individuals as directors of the Company:





Directors               Votes in Favor  Votes Withheld
- ----------------------  --------------  --------------

CLASS I
- ----------------------

Allen F. Jacobson          642,792,089      13,588,536

CLASS II
- ----------------------

Pierson M. Grieve          642,957,370      13,423,255
Richard D. McCormick       642,793,407      13,587,218
Marilyn Carlson Nelson     643,181,665      13,198,960


     Arthur Andersen LLP was confirmed as the Company's independent auditors with 649,130,095 votes in favor, 3,525,641 votes against and 3,389,360 votes abstaining.

     The shareholders voted as follows to approve the U S WEST Communications Group Long-Term Incentive Plan:





In Favor     Against     Abstained  Not Voted
- -----------  ----------  ---------  -----------

595,097,159  44,045,788  9,457,159  122,484,471


     The shareholders also considered and rejected the following two shareholder proposals at the annual meeting:





Proposal                                In Favor     Against      Abstained   Not Voted
- --------------------------------------  -----------  -----------  ----------  ----------

Elimination of Classified Board         249,077,043  315,603,861  14,847,396  76,852,323

Renegotiation of Change-of-
    Conntrol Agreements for Executives
                                         21,919,625  634,461,000  N/A         N/A

Item  6.    Exhibits  and  Reports  on  Form  8-K

(a)    Exhibits

Exhibit
Number





3.(ii) Bylaws of U S WEST, Inc. as adopted on November 1, 1995 and amended on August 2, 1996.

    10 Agreement and Plan of Merger, dated as of February 27, 1996, and as amended and restated as of June 27, 1996, among U S WEST, Inc., Continental Merger Corporation, and Continental
         Cablevision, Inc.

    11 Statement regarding computation of earnings per share of U S WEST, Inc.

    12 Statement regarding computation of earnings to fixed charges ratio of U S WEST, Inc.

    27  Financial Data Schedule


(b)    Reports  on  Form  8-K  filed  during  the  second  quarter





  (i) Form 8-K report dated April 4, 1996, concerning changes in the registrant's certifying accountant;

 (ii) Form 8-K report dated May 1, 1996, concerning the releases of earnings issued on April 25, 1996 by U S WEST Communications
        Group, and on April 29, 1996 by U S WEST Media Group, for the first quarter ended March 31, 1996; and

(iii) Form 8-K report dated June 6, 1996, concerning U S WEST's press release regarding its Time Warner litigation, issued June 6, 1996.

                                  SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



     U  S  WEST,  Inc.

     By:    /S/  Michael  P.  Glinsky
     _________________________________________
     Michael  P.  Glinsky
     Executive  Vice  President  and
     Chief  Financial  Officer


August  9,  1996