Form 10-Q
period 1996-09-30
US WEST INC
filed 1996-11-13
CIK 732718

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

              For the Quarterly Period Ended September 30, 1996

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

The number of shares of each class of U S WEST, Inc.'s common stock outstanding (net of shares held in treasury), at October 31, 1996, was:

U  S  WEST  Communications  Group  Common  Stock  -  479,325,224  shares;
U  S  WEST  Media  Group  Common  Stock  -  474,030,076  shares

                                U S WEST, Inc.
                                  Form 10-Q
                              TABLE OF CONTENTS





                                                                         Page
                                                                         ----
 Item
-----
       PART I - FINANCIAL INFORMATION
1.     U S WEST, Inc. Financial Information
       Consolidated Statements of Income -
       Three and Nine Months Ended September 30, 1996 and 1995              3
       Consolidated Balance Sheets -
       September 30, 1996 and December 31, 1995                             5
       Consolidated Statements of Cash Flows -
       Nine Months Ended September 30, 1996 and 1995                        7
       Notes to Consolidated Financial Statements                           8
2.     U S WEST, Inc. Management's Discussion and Analysis of Financial
       Condition and Results of Operations                                 15


1.     U S WEST Communications Group Financial Information
       Combined Statements of Income -
       Three and Nine Months Ended September 30, 1996 and 1995             32
       Combined Balance Sheets -
       September 30, 1996 and December 31, 1995                            33
       Combined Statements of Cash Flows -
       Nine Months Ended September 30, 1996 and 1995                       35
       Notes to Combined Financial Statements                              36
2.     U S WEST Communications Group Management's Discussion and
       Analysis of Financial Condition and Results of Operations           39


1.     U S WEST Media Group Financial Information
       Combined Statements of Operations -
       Three and Nine Months Ended September 30, 1996 and 1995             51
       Combined Balance Sheets -
       September 30, 1996 and December 31, 1995                            52
       Combined Statements of Cash Flows -
       Nine Months Ended September 30, 1996 and 1995                       54
       Notes to Combined Financial Statements                              55
2.     U S WEST Media Group Management's Discussion and
       Analysis of Financial Condition and Results of Operations           60

       PART II - OTHER INFORMATION
1.     Legal Proceedings                                                   73
6.     Exhibits and Reports on Form 8-K                                    73




Form  10-Q  -  Part  I





CONSOLIDATED STATEMENTS OF INCOME   U S WEST, Inc.
(Unaudited)





                                                 Three Months Ended   Three Months Ended    Nine Months Ended
                                                 -------------------  --------------------  ------------------
                                                 September 30 1996    September 30, 1995    September 30 1996
                                                 -------------------  --------------------  ------------------
Dollars in millions
-----------------------------------------------

Sales and other revenues                         $             3,179  $             2,964   $            9,353

Operating expenses:
  Employee-related expenses                                    1,105                1,007                3,246
  Other operating expenses                                       623                  592                1,823
  Taxes other than income taxes                                  101                  103                  319
  Depreciation and amortization                                  624                  573                1,796
                                                 -------------------  --------------------  ------------------
Total operating expenses                                       2,453                2,275                7,184

Income from operations                                           726                  689                2,169

Interest expense                                                 140                  137                  411
Equity losses in unconsolidated ventures                          81                   38                  224
Gains on sales of rural telephone exchanges                        2                   34                   51
Guaranteed minority interest expense                              12                    2                   36
Other expense - net                                                1                    8                   47
                                                 -------------------  --------------------  ------------------

Income before income taxes, extraordinary
    item and cumulative effect of change in
    accounting principle                                         494                  538                1,502
Provision for income taxes                                       190                  213                  588
                                                 -------------------  --------------------  ------------------

Income before extraordinary item and cumulative
    effect of change in accounting principle                     304                  325                  914
Extraordinary item:
  Early extinguishment of debt, net of tax                         -                   (9)                   -
                                                 -------------------  --------------------  ------------------

Income before cumulative effect of change
    in accounting principle                                      304                  316                  914
  Cumulative effect of change in accounting
    principle - net of tax                                         -                    -                   34
                                                 -------------------  --------------------  ------------------
NET INCOME                                                       304                  316                  948

Preferred dividends                                                1                    1                    3
                                                 -------------------  --------------------  ------------------
EARNINGS AVAILABLE FOR
  COMMON STOCK                                   $               303  $               315   $              945
                                                 ===================  ====================  ==================




                                                 Nine Months Ended
                                                 --------------------
                                                 September 30  1995
                                                 --------------------
Dollars in millions
-----------------------------------------------

Sales and other revenues                         $             8,686

Operating expenses:
  Employee-related expenses                                    2,982
  Other operating expenses                                     1,661
  Taxes other than income taxes                                  330
  Depreciation and amortization                                1,695
                                                 --------------------
Total operating expenses                                       6,668

Income from operations                                         2,018

Interest expense                                                 404
Equity losses in unconsolidated ventures                         128
Gains on sales of rural telephone exchanges                      112
Guaranteed minority interest expense                               2
Other expense - net                                                6
                                                 --------------------

Income before income taxes, extraordinary
    item and cumulative effect of change in
    accounting principle                                       1,590
Provision for income taxes                                       617
                                                 --------------------

Income before extraordinary item and cumulative
    effect of change in accounting principle                     973
Extraordinary item:
  Early extinguishment of debt, net of tax                        (9)
                                                 --------------------

Income before cumulative effect of change
    in accounting principle                                      964
  Cumulative effect of change in accounting
    principle - net of tax                                         -
                                                 --------------------
NET INCOME                                                       964

Preferred dividends                                                3
                                                 --------------------
EARNINGS AVAILABLE FOR
  COMMON STOCK                                   $               961
                                                 ====================


See  Notes  to  Consolidated  Financial  Statements.

Form  10-Q  -  Part  I





CONSOLIDATED STATEMENTS OF INCOME  U S WEST, Inc.
(Unaudited), continued








                                                    Three Months Ended   Three Months Ended    Nine Months Ended
                                                    -------------------  --------------------  -------------------
                                                    September 30 1996    September 30  1995    September 30  1996
                                                    -------------------  --------------------  -------------------
In thousands (except per share amounts)
--------------------------------------------------

COMMUNICATIONS GROUP EARNINGS
   PER COMMON SHARE:
  Income before extraordinary item and cumulative
      effect of change in accounting principle      $              0.60  $              0.62   $              1.90
  Extraordinary item                                                  -                (0.01)                    -
  Cumulative effect of change in accounting
      principle                                                       -                    -                  0.07
                                                    -------------------  --------------------  -------------------
COMMUNICATIONS GROUP EARNINGS
   PER COMMON SHARE                                 $              0.60  $              0.61   $              1.97
                                                    ===================  ====================  ===================

COMMUNICATIONS GROUP DIVIDENDS
   PER COMMON SHARE                                 $             0.535  $             0.535   $             1.605
                                                    ===================  ====================  ===================
COMMUNICATIONS GROUP AVERAGE
   COMMON SHARES OUTSTANDING                                    478,356              471,229               476,744
                                                    ===================  ====================  ===================

MEDIA GROUP EARNINGS PER
   COMMON SHARE:
  Income available for common stock before
     extraordinary item                             $              0.04  $              0.07   $              0.01
  Extraordinary item                                                  -                (0.01)                    -
                                                    -------------------  --------------------  -------------------
MEDIA GROUP EARNINGS PER
   COMMON SHARE                                     $              0.04  $              0.06   $              0.01
                                                    ===================  ====================  ===================
MEDIA GROUP AVERAGE COMMON
   SHARES OUTSTANDING                                           473,902              471,229               473,501
                                                    ===================  ====================  ===================

U S WEST, Inc. EARNINGS PER COMMON
   SHARE:
  Income available for common stock before
      extraordinary item and cumulative effect
      of change in accounting principle             $                 -  $              0.69   $                 -
  Extraordinary item                                                  -                (0.02)                    -
                                                    -------------------  --------------------  -------------------
U S WEST, Inc. EARNINGS PER COMMON
   SHARE                                            $                 -  $              0.67   $                 -
                                                    ===================  ====================  ===================
U S WEST, Inc. AVERAGE COMMON
   SHARES OUTSTANDING                                                 -              471,229                     -
                                                    ===================  ====================  ===================



                                                    Nine Months Ended
                                                    --------------------
                                                    September 30  1995
                                                    --------------------
In thousands (except per share amounts)
--------------------------------------------------

COMMUNICATIONS GROUP EARNINGS
   PER COMMON SHARE:
  Income before extraordinary item and cumulative
      effect of change in accounting principle      $              1.91
  Extraordinary item                                              (0.01)
  Cumulative effect of change in accounting
      principle                                                       -
                                                    --------------------
COMMUNICATIONS GROUP EARNINGS
   PER COMMON SHARE                                 $              1.90
                                                    ====================

COMMUNICATIONS GROUP DIVIDENDS
   PER COMMON SHARE                                 $             1.605
                                                    ====================
COMMUNICATIONS GROUP AVERAGE
   COMMON SHARES OUTSTANDING                                    470,076
                                                    ====================

MEDIA GROUP EARNINGS PER
   COMMON SHARE:
  Income available for common stock before
     extraordinary item                             $              0.15
  Extraordinary item                                              (0.01)
                                                    --------------------
MEDIA GROUP EARNINGS PER
   COMMON SHARE                                     $              0.14
                                                    ====================
MEDIA GROUP AVERAGE COMMON
   SHARES OUTSTANDING                                           470,076
                                                    ====================

U S WEST, Inc. EARNINGS PER COMMON
   SHARE:
  Income available for common stock before
      extraordinary item and cumulative effect
      of change in accounting principle             $              2.06
  Extraordinary item                                              (0.02)
                                                    --------------------
U S WEST, Inc. EARNINGS PER COMMON
   SHARE                                            $              2.04
                                                    ====================
U S WEST, Inc. AVERAGE COMMON
   SHARES OUTSTANDING                                           470,076
                                                    ====================


See  Notes  to  Consolidated  Financial  Statements.

Form  10-Q  -  Part  I





CONSOLIDATED BALANCE SHEETS   U S WEST, Inc.
(Unaudited)





Dollars in millions                       September 30, 1966   December 31, 1965
----------------------------------------  -------------------  ------------------

ASSETS

Current assets:
     Cash and cash equivalents            $               160  $              192
     Accounts and notes receivable - net                1,973               1,886
     Inventories and supplies                             198                 227
     Deferred tax asset                                   251                 282
     Prepaid and other                                    354                 322
                                          -------------------  ------------------

Total current assets                                    2,936               2,909
                                          -------------------  ------------------


Gross property, plant and equipment                    34,265              32,884
Accumulated depreciation                               19,038              18,207
                                          -------------------  ------------------

Property, plant and equipment - net                    15,227              14,677

Investment in Time Warner Entertainment                 2,493               2,483
Intangible assets - net                                 1,791               1,798
Investment in international ventures                    1,371               1,511
Net investment in assets held for sale                    404                 429
Other assets                                            1,361               1,264
                                          -------------------  ------------------

Total assets                              $            25,583  $           25,071
                                          ===================  ==================


See  Notes  to  Consolidated  Financial  Statements.

Form  10-Q  -  Part  I





CONSOLIDATED BALANCE SHEETS  U S WEST, Inc.
(Unaudited), continued




Dollars in millions                                September 30, 1996    December 31, 1995
-------------------------------------------------  --------------------  -------------------

LIABILITIES AND SHAREOWNERS' EQUITY

Current liabilities:
     Short-term debt                               $             1,728   $            1,901
     Accounts payable                                              831                  975
     Employee compensation                                         382                  385
     Dividends payable                                             257                  254
     Current portion of restructuring charge                       207                  282
     Other                                                       1,461                1,255
                                                   --------------------  -------------------

Total current liabilities                                        4,866                5,052
                                                   --------------------  -------------------


Long-term debt                                                   7,402                6,954
Postretirement and other postemployment benefit
   obligations                                                   2,420                2,433
Deferred taxes, credits and other                                1,962                2,033

Preferred securities of subsidiary trust holding
   Company-guaranteed debentures                                   600                  600
Preferred stock subject to mandatory redemption                     51                   51

Common shareowners' equity:
     Common shares                                               8,396                8,228
     Retained earnings (deficit)                                    41                 (115)
     LESOP guarantee                                              (109)                (127)
     Foreign currency translation adjustments                      (46)                 (38)
                                                   --------------------  -------------------
Total common shareowners' equity                                 8,282                7,948
                                                   --------------------  -------------------

Total liabilities and shareowners' equity          $            25,583   $           25,071
                                                   ====================  ===================


Contingencies (See Note F to the Consolidated Financial Statements) See Notes to Consolidated Financial Statements.

Form  10-Q  -  Part  I





CONSOLIDATED STATEMENTS OF CASH FLOWS  U S WEST, Inc.
(Unaudited)  Dollars in millions
-------------------------------------





Nine Months Ended September 30,                                         1996      1995
-------------------------------------------------------------------  --------  --------
OPERATING ACTIVITIES
   Net income                                                        $   948   $   964
   Adjustments to net income:
      Depreciation and amortization                                    1,796     1,695
      Equity losses in unconsolidated ventures                           224       128
      Gains on sales of rural telephone exchanges                        (51)     (112)
      Cumulative effect of change in accounting principle                (34)        -
      Deferred income taxes and amortization
         of investment tax credits                                       (68)       93
   Changes in operating assets and liabilities:
       Restructuring payments                                           (126)     (268)
       Postretirement medical and life costs - net of cash fundings      (20)      (86)
       Accounts and notes receivable                                     (87)     (219)
       Inventories, supplies and other current assets                     (9)      (81)
       Accounts payable and accrued liabilities                          171        88
   Other - net                                                            33        21
                                                                     --------  --------
   Cash provided by operating activities                               2,777     2,223
                                                                     --------  --------
INVESTING ACTIVITIES
   Expenditures for property, plant and equipment                     (2,252)   (1,943)
   Investment in international ventures                                 (227)     (576)
   Proceeds from disposals of property, plant and equipment              129       166
   Cash (to) from net investment in assets held for sale                 176      (108)
   Other - net                                                           (41)     (274)
                                                                     --------  --------
   Cash (used for) investing activities                               (2,215)   (2,735)
                                                                     --------  --------
FINANCING ACTIVITIES
   Net proceeds from issuance of short-term debt                         187       688
   Proceeds from issuance of long-term debt                              346       499
   Repayments of long-term debt                                         (561)     (640)
   Proceeds from issuance of trust originated
      preferred securities - net                                           -       581
   Dividends paid on common stock and preferred stock                   (706)     (697)
   Proceeds from issuance of common stock                                140        43
   Purchases of treasury stock                                             -       (63)
                                                                     --------  --------
   Cash (used for) provided by financing activities                     (594)      411
                                                                     --------  --------

CASH AND CASH EQUIVALENTS
   Decrease                                                              (32)     (101)
   Beginning balance                                                     192       209
                                                                     --------  --------
   Ending balance                                                    $   160   $   108
                                                                     ========  ========


See  Notes  to  Consolidated  Financial  Statements.

Form  10-Q  -  Part  I

                                U S WEST, Inc.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       For the Three and Nine Months Ended September 30, 1996 and 1995
                            (Dollars in millions)
                                 (Unaudited)

A.      Summary  of  Significant  Accounting  Policies

Basis  of  Presentation

The Consolidated Financial Statements have been prepared by U S WEST, Inc. ("U S WEST" or the "Company") pursuant to the interim reporting rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally accompanying financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of U S WEST's management, the Consolidated Financial Statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial information set forth therein. It is suggested that these Consolidated Financial
Statements be read in conjunction with the 1995 U S WEST Consolidated Financial Statements and notes thereto included in U S WEST's proxy statement mailed to all shareowners on April 8, 1996.

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

Form  10-Q  -  Part  I

                                U S WEST, Inc.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
               (Dollars in millions, except per share amounts)
                                 (Unaudited)

Adoption of SFAS No. 121 resulted in income of $34 (net of tax of $22) from the cumulative effect of reversing depreciation expense recorded in prior years related to rural telephone exchanges held for sale. Depreciation expense was reversed from the date the Company formally committed to a plan to dispose of the rural exchange assets through January 1, 1996. The income has been recorded as a cumulative effect of change in accounting principle in accordance with SFAS No. 121. The carrying value of the rural exchange assets was approximately $338 at December 31, 1995. As a result of adopting SFAS No. 121, depreciation expense for the three- and nine-month periods ended September 30, 1996 was reduced by $5 ($3 after tax, or $0.01 per Communications Group share) and $21 ($13 after tax, or $0.03 per Communications Group share), respectively. In 1996, depreciation expense will decrease approximately $25 as a result of adopting SFAS No. 121. The combined effects of lower depreciation expense and the cumulative effect of adoption of the new standard will be directly offset by lower recognized gains on future rural exchange sales.

B.    Investment  in  Time  Warner  Entertainment

U S WEST has a 25.51 percent pro-rata priority capital and residual equity interest in Time Warner Entertainment Company L.P. ("TWE"). Summarized operating results for TWE follow:






                                  Three Months Ended   Three Months Ended    Nine Months Ended    Nine Months Ended
                                  -------------------  --------------------  -------------------  --------------------
                                  September 30, 1996   September 30, 1995    September 30, 1996   September 30, 1995
                                  -------------------  --------------------  -------------------  --------------------

Revenues                          $             2,718  $             2,324   $             7,811  $             6,762
Operating expenses*<F1>                         2,447                2,056                 6,975                6,037
Interest and other - net**<F2>                    216                  195                   574                  556
                                  -------------------  --------------------  -------------------  --------------------

Income before income taxes
  and extraordinary item          $                55  $                73   $               262  $               169
                                  ===================  ====================  ===================  ====================

Income before extraordinary item  $                45  $                47   $               213  $               107

Extraordinary item                                  -                  (24)                    -                  (24)
                                  -------------------  --------------------  -------------------  --------------------

Net income                        $                45  $                23   $               213  $                83
                                  ===================  ====================  ===================  ====================

<F1>
*       Includes depreciation and amortization of $322 and $260, and $904 and $761 for the three and nine months ended
September  30,  1996  and  1995,  respectively.
<F2>
**       Includes corporate services of $17 and $17, and $52 and $47 for the three and nine months ended September 30,
1996  and  1995,  respectively.

Form  10-Q  -  Part  I

                                U S WEST, Inc.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                            (Dollars in millions)
                                 (Unaudited)

U S WEST accounts for its investment in TWE under the equity method of accounting. U S WEST's recorded share of TWE operating results represents allocated TWE net income or loss adjusted for the amortization of the excess of the fair market value over the book value of the partnership net assets. The Company's recorded share of TWE operating results before extraordinary item was ($3) and ($3), and $11 and ($14) for the three and nine months ended September 30, 1996 and 1995, respectively. In addition, TWE recorded an extraordinary loss for early extinguishment of debt in third quarter 1995. The Media Group's portion of this extraordinary loss was $4, net of an income tax benefit of $2.

C.    Investment  in  International  Ventures

In connection with its review of the financial and operating performance, market value and capital requirements of its international investment portfolio, management has identified certain investments it believes are appropriate to sell or restructure under acceptable terms. As a result, the
Company: 1) sold its cable television interests in Hungary, Norway and Sweden and recorded a second-quarter pretax charge of $31 associated with the sale; and 2) in October 1996, the Company increased its ownership in a cable television joint venture in the Czech Republic to approximately 94 percent. This investment had been accounted for on the equity method and is now being consolidated.

D.    Continental  Acquisition

On February 27, 1996, U S WEST announced a definitive agreement to merge with Continental Cablevision, Inc. ("Continental"). Continental is the nation's third-largest cable operator. U S WEST will purchase all of Continental's stock for approximately $4.7 to $4.8 billion and will assume Continental's debt and other obligations, the market value of which amounted to approximately $6.5 billion as of June 30, 1996. Consideration for the $4.7 to $4.8 billion in equity will consist of approximately $1 billion liquidation value ($927 million at market value) of U S WEST preferred stock convertible to Media Group common stock; and, at U S WEST's option, between $1 billion and $1.5 billion in cash, and $2.3 billion to $2.7 billion in shares of Media Group common stock. This reflects an October 7, 1996 amendment whereby the two companies effectively fixed the number of shares of Media Group common stock to be issued in the transaction. The transaction is subject to shareholder vote and is expected to close in the fourth quarter of 1996. See Pro Forma Condensed Combined Financial Statements in the Company's Registration Statement on Form S-4 (Reg. No. 333-13901) for further information on the transaction with Continental.


Form  10-Q  -  Part  I

                                U S WEST, Inc.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
               (Dollars in millions, except per share amounts)
                                 (Unaudited)


E.    Preferred  Securities  of  Subsidiary  Trust  Holding Company-Guaranteed
Debentures

On October 29, 1996, U S WEST Financing II ("Financing II"), a wholly owned subsidiary trust of U S WEST Capital Funding, Inc. ("CFI"), issued $480 of
8.25 percent Trust Originated Preferred Securities (the "Preferred Securities"). Financing II loaned the proceeds of the issue to CFI, a wholly owned subsidiary of U S WEST, in exchange for CFI's 8.25 percent Subordinated Deferrable Interest Notes ("Deferrable Notes") which are guaranteed by U S WEST and due in 2036. CFI has the right under the Deferrable Notes to defer payment of interest for periods up to 20 consecutive quarters, and correspondingly, quarterly dividend payments on the Preferred Securities can be deferred. To the extent this right is exercised by CFI, U S WEST will not be allowed to declare dividends on any of its classes of capital stock.

The sole assets of Financing II are the Deferrable Notes. U S WEST has guaranteed the payment of interest and redemption amounts to the holders of the Preferred Securities. The Preferred Securities are redeemable in whole or in part, for $25 per share on or after October 29, 2001. Upon maturity of the Deferrable Notes, Financing II is required to redeem the Preferred Securities.
 As  of  October  29,  1996, 19,200,000 Preferred Securities were outstanding.

F.    Contingencies

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

On April 29, 1996, the Court stayed the rate decreases ordered by the WUTC. The Court granted the stay pending a decision on U S WEST Communications' appeal. Effective May 1, 1996, U S WEST Communications began collecting revenues subject to refund with interest. U S WEST Communications expects its appeal to be successful and plans not to accrue any of the amounts subject to refund. However, an adverse judgment on the appeal would have a significant impact on U S WEST Communications' future results of operations. The Company expects the Court to rule on the appeal in November 1996.

U S WEST has commitments and debt guarantees associated with its international investments in the principal amount of approximately $600. In addition, a wholly owned subsidiary of U S WEST has guaranteed debt associated with its international investment in the principal amount of approximately $230 and U S WEST guaranteed certain commitments related to its domestic PCS investment of approximately $75.

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

Form  10-Q  -  Part  I

                                U S WEST, Inc.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                            (Dollars in millions)
                                 (Unaudited)

Building sales and operating revenues of the capital assets segment were $110 and $30 for the three-month periods, and $161 and $137 for the nine-month periods ended September 30, 1996 and 1995, respectively. During the third quarter of 1996, the Company received $66 from the sale of finance receivables.

The  components  of  net  investment  in  assets  held  for  sale  follow:






Dollars in millions                              September 30, 1996   December 31, 1995
-----------------------------------------------  -------------------  ------------------

ASSETS
Cash and cash equivalents                        $                21  $               38
Finance receivables - net                                        873                 953
Investment in real estate - net of valuation                     223                 368
   allowance
Bonds, at market value                                           141                 149
Investment in FSA                                                311                 399
Other assets                                                     158                 162
                                                 -------------------  ------------------

Total assets                                     $             1,727  $            2,069
                                                 ===================  ==================

LIABILITIES
Debt                                             $               516  $              796
Deferred income taxes                                            676                 686
Accounts payable, accrued liabilities and other                  120                 148
Minority interests                                                11                  10
                                                 -------------------  ------------------

Total liabilities                                              1,323               1,640
                                                 -------------------  ------------------

Net investment in assets held for sale           $               404  $              429
                                                 ===================  ==================

Form  10-Q  -  Part  I

                                U S WEST, Inc.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                            (Dollars in millions)
                                 (Unaudited)

Selected  financial  data  for  U  S  WEST  Financial  Services  follows:






                         September 30, 1996   December 31, 1995
                         -------------------  ------------------

Net finance receivables  $               861  $              931
Total assets                           1,042               1,085
Total debt                               233                 274
Total liabilities                        982               1,024
Shareowner's equity                       60                  61

Form  10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share amounts)

RESULTS OF OPERATIONS - THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH 1995

Comparative details of income before extraordinary item and cumulative effect of change in accounting principle for the three- and nine-month periods ended September 30 follow:






                                          Three       Three                 Nine        Nine
                                          ----------  ----------            ----------  ----------
                                          Months      Months                Months      Months
                                          ----------  ----------            ----------  ----------
                                          Ended       Ended                 Ended       Ended
                                          ----------  ----------            ----------  ----------
                                          Sept. 30,   Sept. 30,   Percent   Sept. 30,   Sept. 30,   Percent
                                          ----------  ----------  --------  ----------  ----------  --------
                                                1996        1995  Change          1996        1995  Change
                                          ----------  ----------  --------  ----------  ----------  --------

Communications Group                      $      286  $      292     (2.1)  $      904  $      900      0.4
Media Group                                       18          33    (45.5)          10          73    (86.3)
                                          ----------  ----------  --------  ----------  ----------  --------
Total                                     $      304  $      325     (6.5)  $      914  $      973     (6.1)
                                          ==========  ==========  ========  ==========  ==========  ========

Earnings per common share before
extraordinary item and cumulative
effect of change in accounting principle
   Communications Group                   $     0.60  $     0.62     (3.2)  $     1.90  $     1.91     (0.5)
   Media Group                                  0.04        0.07    (42.9)        0.01        0.15    (93.3)



Communications  Group

Adjusted to exclude certain nonoperating items, the Communications Group's third-quarter 1996 income before extraordinary item and cumulative effect of change in accounting principle was $282, an increase of $6, or 2.2 percent, compared with third quarter 1995. Third-quarter 1996 earnings per common share before extraordinary item and cumulative effect of change in accounting principle ("earnings per share"), similarly adjusted, were $0.59, unchanged from the prior year. The adjustments include the 1996 current quarter impact of $3 ($0.01 per Communications Group share) from adopting SFAS No. 121, gains of $1 (no share impact) and $21 ($0.04 per Communications Group share) on the sales of rural telephone exchanges during 1996 and 1995, respectively, and expenses of $5 ($0.01 per Communications Group share) associated with the 1995 recapitalization plan.

Income before extraordinary item and cumulative effect of change in accounting principle for the nine-month period ended September 30, 1996, adjusted to exclude nonoperating items, was $860, an increase of $25, or 3.0 percent, compared with the same period in 1995. Earnings per share for the nine months ended September 30, 1996, similarly adjusted, was $1.81, compared with $1.78 in the same period in 1995. The adjustments include the 1996 current year-to-date impact of $13 ($0.03 per Communications Group share) from adopting SFAS No. 121, gains of

Form  10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share amounts), continued

$31 ($0.06 per Communications Group share) and $70 ($0.14 per Communications Group share) on the sales of rural telephone exchanges during 1996 and 1995, respectively, and expenses of $5 ($0.01 per Communications Group share) associated with the 1995 recapitalization plan.

Effective January 1, 1996, the Communications Group adopted SFAS No. 121 (See Note A) which, among other things, requires that companies no longer record depreciation expense on assets held for sale. Adoption of SFAS No. 121 resulted in a one-time gain of $34 (net of tax of $22), or $0.07 per Communications Group share, related to the cumulative effect of change in accounting principle.

Increased income at the Communications Group is primarily attributable to higher demand for services. Partially offsetting the effects of higher demand was an increase in costs incurred to address the requirements associated with increased business growth and continuing service-improvement initiatives. Further offsetting the effects of higher demand were third quarter 1996 costs associated with the discontinuance of the Omaha broadband video service trial.

Media  Group

Media Group's income before extraordinary item decreased $15, to $18, and $63, to $10, for the three- and nine-month periods ended September 30, 1996, respectively. The decreases are primarily a result of a third-quarter 1996 after-tax charge totaling $21 to reorganize and reduce headcount related to domestic directories and international headquarters and a second-quarter 1996 after-tax charge of $19 related to the sale of the Company's cable television interests in Norway, Sweden and Hungary. Increased losses associated with unconsolidated international ventures also contributed to the decrease in income before extraordinary item. These decreases were partially offset by improvement in the wireless communications business.

SALES  AND  OTHER  REVENUES

An analysis of the change in U S WEST's consolidated sales and other revenues follows:





                         Three        Three                         Nine         Nine
                         -----------  -----------                   -----------  -----------
                         Months       Months                        Months       Months
                         -----------  -----------                   -----------  -----------
                         Ended        Ended                         Ended        Ended
                         -----------  -----------                   -----------  -----------
                         Sept. 30,    Sept. 30,    Percent Change   Sept. 30,    Sept. 30,    Percent Change
                         -----------  -----------  ---------------  -----------  -----------  ---------------
                               1996         1995                          1996         1995
                         -----------  -----------                   -----------  -----------

Communications Group     $    2,515   $    2,389              5.3   $    7,480   $    7,045              6.2
Media Group                     694          604             14.9        1,965        1,725             13.9
Intergroup eliminations         (30)         (29)            (3.4)         (92)         (84)            (9.5)
                         -----------  -----------  ---------------  -----------  -----------  ---------------
Total                    $    3,179   $    2,964              7.3   $    9,353   $    8,686              7.7
                         ===========  ===========  ===============  ===========  ===========  ===============

Form  10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Communications  Group  Sales  and  Other  Revenues

An analysis of changes in the Communications Group's sales and other revenues follows:






                                       Higher     (Higher)                     Increase     Increase
                                        (Lower)  Lower                          (Decrease)  (Decrease)
                         1996    1995  Prices    Refunds    Demand    Other    Dollars      Percent
Local service
   Third quarter       $1,208  $1,105  $     2   $      1   $   107   $   (7)  $      103         9.3
   Nine months          3,532   3,231       19         (4)      301      (15)         301         9.3
Interstate access
   Third quarter          606     594      (10)       (36)       64       (6)          12         2.0
   Nine months          1,854   1,774      (43)       (46)      174       (5)          80         4.5
Intrastate access
   Third quarter          192     186       (2)         -         8        -            6         3.2
   Nine months            571     558      (17)         -        32       (2)          13         2.3
Long-distance network
   Third quarter          272     298       (1)         -       (15)     (10)         (26)       (8.7)
   Nine months            840     891       (6)        (1)      (28)     (16)         (51)       (5.7)
Other services
   Third quarter          237     206        -          -         -       31           31        15.0
   Nine months            683     591        -          -         -       92           92        15.6
                       ------  ------  --------  ---------  --------  -------  -----------  ----------
Total revenues
   Third quarter        2,515   2,389      (11)       (35)      164        8          126         5.3
   Nine months         $7,480  $7,045  $   (47)  $    (51)  $   479   $   54   $      435         6.2
                       ======  ======  ========  =========  ========  =======  ===========  ==========



Local service revenues increased principally as a result of higher demand for services. Total reported access lines increased 633,000, or 4.3 percent during the last 12 months, of which 234,000 is attributed to second lines. Second line installations increased 31.4 percent during the past year. Access line growth was 5.1 percent when adjusted for sales of approximately 116,000 rural telephone access lines during the last 12 months. Also contributing to the increase in local service revenues was expanded growth in new central office features such as caller identification, last call return and continuous redial. Local service revenues from these features were approximately $50 for the third quarter, an increase of over 90 percent as compared to the same period in 1995. For the nine-month period ended September 30, 1996, approximately $130 of local service revenues was generated from these new central office features, an increase of over 100 percent as compared to 1995.

Higher  revenues  from  interstate  access  services resulted from access line growth and increases of 7.9 and 8.9 percent in interstate billed access minutes of use for the three- and nine-month periods ended September 30, 1996, respectively. The increased volume of business was partially offset by the effects of price reductions and sharing related accruals for refunds to interexchange carriers.

Form  10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Intrastate access revenues increased slightly for the three- and nine-month periods ended September 30, 1996, primarily due to higher demand partially offset by the effects of price reductions.

Long-distance network service revenues decreased by 8.7 and 5.7 percent for the three- and nine-month periods ended September 30, 1996, respectively, compared with the same periods in 1995, primarily due to the effects of competition and the implementation of a multiple toll carrier plan ("MTCP") in Iowa in May 1996. The MTCP allows independent telephone companies to act as toll carriers. The impact of the MTCP for the three- and nine-month periods ended September 30, 1996 was long-distance revenue losses of $10 and $16, offset by increases in intrastate access revenues of $1 and $2, and decreases in other operating expenses (i.e., access expense) of $8 and $13, respectively.

Excluding  the  effects  of  the  MTCP, long-distance network service revenues decreased  5.4  and  3.9  percent  for the three- and nine-month periods ended
September 30, 1996, respectively. Erosion of long-distance revenue will continue due to the loss of exclusivity of 1+ dialing in Minnesota, effective in February 1996, and in Arizona, effective in April 1996.

Revenues from other services increased for the three- and nine-month periods ended September 30, 1996 primarily as a result of continued market penetration in voice messaging service and increases in inside wire service and sales of customer premise equipment.

Future revenues at U S WEST Communications may be affected by pending regulatory actions in local regulatory jurisdictions.

Form  10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Media  Group  Sales  and  Other  Revenues

An  analysis  of  the  Media  Group's  sales  and  other  revenues  follows:






                                     Three       Three                       Nine        Nine
                                     ----------  ----------                  ----------  ----------
                                     Months      Months                      Months      Months
                                     ----------  ----------                  ----------  ----------
                                     Ended       Ended                       Ended       Ended
                                     ----------  ----------                  ----------  ----------
                                     Sept. 30,   Sept. 30,   Percent Chang   Sept. 30,   Sept. 30,   Percent
                                     ----------  ----------  --------------  ----------  ----------  --------
                                           1996        1995                        1996        1995  Change
                                     ----------  ----------                  ----------  ----------  --------

Directory and information services:
    Domestic                         $      276  $      264            4.5   $      826  $      784      5.4
    International                            40          28           42.9           82          72     13.9
                                     ----------  ----------  --------------  ----------  ----------  --------
                                            316         292            8.2          908         856      6.1
                                     ----------  ----------  --------------  ----------  ----------  --------

Wireless communications:
    Cellular service                        286         223           28.3          792         616     28.6
    Cellular equipment                       29          23           26.1           77          60     28.3
                                     ----------  ----------  --------------  ----------  ----------  --------
                                            315         246           28.0          869         676     28.6
                                     ----------  ----------  --------------  ----------  ----------  --------

Cable and telecommunications                 60          56            7.1          176         165      6.7
Other                                         3          10          (70.0)          12          28    (57.1)
                                     ----------  ----------  --------------  ----------  ----------  --------

Sales and other revenues             $      694  $      604           14.9   $    1,965  $    1,725     13.9
                                     ==========  ==========  ==============  ==========  ==========  ========


Media Group sales and other revenues increased 14.9 percent, to $694, and 13.9 percent, to $1,965, for the three- and nine-month periods ended September 30, 1996, respectively. The increases were primarily a result of strong growth in cellular service revenue.

Directory and Information Services Revenues related to Yellow Pages directory advertising increased $17, or 6.6 percent, and $51, or 6.7 percent, in the three- and nine-month periods ended September 30, 1996, respectively. The increases are largely a result of a 3.6 percent increase in revenue per local advertiser (primarily a result of price increases of approximately 4.0 percent) and a 1.9 percent increase in local advertisers. These increases were offset by the loss of revenue associated with exited products.

International directory publishing revenues increased $12 and $10 in the three- and nine-month periods ended September 30, 1996, respectively. The increases are primarily a result of publishing more directories in 1996 compared with the same periods in 1995.

Form  10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Wireless Communications Cellular service revenues increased $63, or 28.3 percent, and $176, or 28.6 percent, in the three- and nine-month periods ended September 30, 1996, respectively. These increases are a result of a 43 percent increase in subscribers during the last twelve months, partially offset by an 11 percent drop (on a same property basis) in average revenue per subscriber to $54.00 per month. The increase in subscribers relates to continued growth in demand for wireless services.

Cellular equipment revenues increased $6, or 26.1 percent, and $17, or 28.3 percent, in the three- and nine-month periods ended September 30, 1996, respectively. The increases are primarily a result of an increase in unit sales associated with a 33 percent increase in gross customer additions in the first nine months of 1996, partially offset by a decrease in selling price per unit.

In July 1994, U S WEST signed an agreement with AirTouch Communications, Inc. ("AirTouch") to combine their domestic cellular properties into a partnership in a multi-phased transaction. During Phase I, which commenced on November 1, 1995, the partners are operating their cellular properties separately. A Wireless Management Company has been formed and is providing centralized services to both companies on a contract basis. In Phase II, the partners will combine their domestic properties into a partnership, subject to
obtaining  certain  authorizations.    The  parties  are  seeking  to  obtain
regulatory and other approvals precedent to entering into Phase II. The passage of the Telecommunications Act of 1996 has removed significant regulatory barriers to completion of Phase II. Management expects the interests in the partnership will be approximately 74 percent AirTouch and 26 percent U S WEST (assuming contribution of all domestic cellular properties). The actual interests in the partnership at the commencement of Phase II depend, among other things, on the timing of the Phase II closing and the ability of the partners to combine their domestic properties. U S WEST's interest in the partnership will further adjust depending on the timing of the contribution of its PCS investment. The timing of such contribution is at U S WEST's discretion and will occur either at the closing of Phase II or a date selected by U S WEST, no later than mid-1998.

U S WEST has the right to convert its joint venture interest in the domestic cellular properties, valued on a private market basis, into ownership of AirTouch common shares at an appraised public value. In the event the value to be received by U S WEST exceeds 19.9 percent of AirTouch's outstanding common stock, U S WEST will receive the excess in the form of non-voting preferred stock. This right becomes exercisable upon the latter of: 1) completion of Phase II of the merger and 2) contribution of both U S WEST's and AirTouch's interests in PrimeCo Personal Communications ("PrimeCo") to the joint venture. The Company expects that these conditions will be met by early 1997.

Form  10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Cable and Telecommunications Cable and telecommunications revenues increased $6, or 11.1 percent, and $17, or 10.7 percent, in the three- and nine-month periods ended September 30, 1996, respectively. The increases give effect to a change in the method of recording franchise fees implemented in late 1995 as if it was in effect throughout 1995. A 4.6 percent increase in revenue per subscriber (primarily a result of rate increases) and a 6.0 percent increase in subscribers during the last twelve months were the primary factors underlying the revenue increases.

COSTS  AND  EXPENSES






                                          Three       Three                        Nine        Nine
                                          ----------  ----------                   ----------  ----------
                                          Months      Months                       Months      Months
                                          ----------  ----------                   ----------  ----------
                                          Ended       Ended                        Ended       Ended
                                          ----------  ----------                   ----------  ----------
                                          Sept. 30,   Sept. 30,   Percent Change   Sept. 30,   Sept. 30,   Percent
                                          ----------  ----------  ---------------  ----------  ----------  --------
                                                1996        1995                         1996        1995  Change
                                          ----------  ----------                   ----------  ----------  --------

Employee-related expenses                 $    1,105  $    1,007             9.7   $    3,246  $    2,982      8.9
Other operating expenses                         623         592             5.2        1,823       1,661      9.8
Taxes other than income taxes                    101         103            (1.9)         319         330     (3.3)
Depreciation and amortization                    624         573             8.9        1,796       1,695      6.0
Interest expense                                 140         137             2.2          411         404      1.7
Equity losses in unconsolidated ventures          81          38               -          224         128     75.0
Guaranteed minority interest expense              12           2               -           36           2        -
Other expense - net                                1           8           (87.5)          47           6        -


Employee-Related  Expenses

Salaries and wages at the Communications Group increased employee-related expenses by approximately $42 and $105 for the three- and nine-month periods ended September 30, 1996, respectively, primarily due to inflation-driven wage increases. Salaries and wages were reduced through employee reductions associated with the Company's restructuring program; however, costs related to workforce additions needed to meet increased business growth and service-improvement initiatives mostly offset these benefits. Contract labor at the Communications Group increased approximately $47 and $109 for the three- and nine-months periods ended September 30, 1996, respectively. The increase was primarily due to increased network operations costs incurred to meet increased business growth and marketing organization costs associated with the implementation of new products and services. Also contributing to the third quarter increase in contract labor was $6 in costs related to the discontinuance of the Omaha broadband video service trial. Approximately $15 of the nine-month increase in Communications Group's employee-related expenses (i.e., contract labor and overtime) was attributed to severe flooding in Washington and Oregon in the first quarter of 1996.

Form  10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Employee related expenses also increased due to one-time costs of $31 associated with reorganizing and reducing headcount in the Media Group's domestic directories operations and international headquarters. Additional costs associated with expansion of the Media Group's domestic cellular customer base also contributed to the nine-month increase.

Partially offsetting the three- and nine-month increases in employee-related expenses at the Communications Group was a reduction in the postretirement benefits accrual and lower travel and conference expenses. Additionally, overtime expense at the Communication Group decreased in the third quarter due to cost reduction efforts.

Other  Operating  Expenses

The increase in other operating expense is primarily due to the rapid expansion of the Media Group's domestic cellular subscriber base and increased costs related to implementing a new brand name. One-time costs of $4 associated with reorganizing and reducing headcount in the Media Group's international headquarters also contributed to the increase.

Other operating expenses increased at the Communications Group primarily due to increased uncollectibles, higher advertising costs and greater materials and supplies expense. Higher costs associated with increased sales of customer premise equipment combined with an $11 third-quarter 1996 charge related to the discontinuance of the Omaha broadband video service trial also contributed to the increase.

Partially offsetting the increase in other operating expense was reduced access expense at the Communications Group of which a portion related to the implementation of the MTCP in Iowa in May 1996.

Depreciation  and  Amortization

Increased depreciation and amortization expense was primarily attributable to the effects of a higher depreciable asset base at the Communications Group. Also contributing to the increase was the expansion of the Media Group's domestic cellular network and the placement of upgraded cable and telecommunication assets in service. Partially offsetting the increases were the effects of 1995 sales of rural telephone exchanges and the adoption of SFAS No. 121 at the Communications Group.

Form  10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Interest  Expense  and  Other

Interest expense increased primarily due to higher average debt levels partially offset by an increase in interest capitalized related to the domestic PCS and international Malaysian investments.

Equity losses increased $43 and $96 for the three- and nine-month periods, respectively. The increases are predominantly a result of increased financing costs associated with expansion of the network at TeleWest and start-up and other costs associated with new international investments. The Media Group's domestic PCS investment also contributed to the increase in losses. The Media Group expects losses related to international ventures will be significant in 1996.

Guaranteed minority interest expense reflects the September 11, 1995 issuance of Preferred Securities totaling $600.

Other expense decreased $7 and increased $41 for the three- and nine-month periods, respectively. The third quarter decrease is primarily a result of costs associated with a recapitalization in 1995. A second-quarter 1996 pre-tax charge of $31, associated with the sale of the Company's cable television interests in Norway, Sweden and Hungary, contributed significantly to the increase in other expense during the nine-month period.

LIQUIDITY  AND  CAPITAL  RESOURCES

Operating  Activities

Cash provided by operations increased $554 in the first nine months of 1996, compared with the same period in 1995. Business growth along with a decrease in the cash funding of postretirement benefits and lower restructuring expenditures contributed to the increase in cash provided by operations. The increase was also attributable to increased accounts receivable collection efforts at the Communications Group. Partially offsetting the increase were higher federal income tax payments associated with lower tax benefits from the TWE partnership.

Form  10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Investing  Activities

Investments in international ventures were $227 for the first nine months of 1996. Significant 1996 investments include loans provided to the PCS investment in the United Kingdom, Mercury One 2 One ("One 2 One") and the purchase of a 23 percent interest in a venture to provide wireless service in Poland.

In connection with its review of the financial and operating performance, market value and capital requirements of its international investment portfolio, management has identified certain investments it believes are appropriate to sell or restructure under acceptable terms. Management expects that sales proceeds could approximate $400 in the next two years. As a result, the Company: 1) sold its cable television interests in Hungary, Norway and Sweden and recorded a second-quarter pretax charge of $31 associated with the sale; and 2) in October 1996, the Company increased its ownership in a cable television joint venture in the Czech Republic to approximately 94 percent.

U  S  WEST  from  time  to  time  engages in preliminary discussions regarding
acquisitions,  dispositions  and  other  similar  transactions.    Any  such
transaction may include, among other things, the transfer of certain assets, businesses or interests, or the incurrence or assumption of indebtedness, and could be material to the financial condition and results of operations of U S WEST and the Media Group. There is no assurance that any such discussions will result in the consummation of any such transaction.

Financing  Activities

Debt increased $275 as of September 30, 1996, compared with December 31, 1995.
 The increase is primarily a result of the second-quarter 1996 issuance of $254 of Debt Exchangeable for Common Stock ("DECS"), due May 15, 1999. Upon maturity, each DECS will be mandatorily redeemed by U S WEST for shares of Financial Security Assurance Holdings Ltd. ("FSA") held by U S WEST or the cash equivalent, at U S WEST's option. The capital assets segment currently owns approximately 40 percent of the outstanding FSA common stock.

On October 29, 1996, the Company refinanced commercial paper assigned to the Media Group through the issuance of 8.25 percent Trust Originated Preferred Securities totaling $480. The payment of interest and redemption amounts to holders of the securities are fully and unconditionally guaranteed by U S WEST.

U S WEST has commitments and debt guarantees associated with its international investments in the principal amount of approximately $600. In addition, a wholly owned subsidiary of U S WEST has guaranteed debt associated with its international investment in the principal amount of approximately $230 and U S WEST guaranteed certain commitments related to its domestic PCS investment of approximately $75.

Form  10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued


Excluding debt associated with the capital assets segment, the Company's percentage of debt to total capital at September 30, 1996, was 50.6 percent compared with 50.7 percent at December 31, 1995. Including debt associated with the capital assets segment, Preferred Securities and other preferred stock, the Company's percentage of debt to total capital was 55.4 percent at September 30, 1996 compared with 56.4 percent at December 31, 1995.

On February 27, 1996, U S WEST announced a definitive agreement to merge with Continental Cablevision, Inc. ("Continental"). Continental is the nation's third-largest cable operator. U S WEST will purchase all of Continental's stock for approximately $4.7 to $4.8 billion and will assume Continental's debt and other obligations, the market value of which amounted to approximately $6.5 billion as of June 30, 1996. Consideration for the $4.7 to $4.8 billion in equity will consist of approximately $1 billion liquidation value ($927 million at market value) of U S WEST preferred stock convertible to Media Group common stock; and, at U S WEST's option, between $1 billion and $1.5 billion in cash, and $2.3 billion to $2.7 billion in shares of Media Group common stock. This reflects an October 7, 1996 amendment whereby the two companies effectively fixed the number of shares of Media Group common stock to be issued in the transaction. The transaction is subject to shareholder vote and is expected to close in the fourth quarter of 1996. See Pro Forma Condensed Combined Financial Statements in the Company's Registration Statement on Form S-4 (Reg. No. 333-13901) for further information on the transaction with Continental.

During October 1996, in connection with U S WEST's planned merger with Continental, Duff & Phelps and Fitch each lowered U S WEST's credit ratings. The senior unsecured debt ratings were lowered to triple-B-plus, the Preferred Securities were lowered to triple-B, the liquid yield option notes were lowered to triple-B, and the commercial paper ratings were lowered to D-2 and F-2. The credit ratings are being reviewed by Moody's which may result in a downgrading.

U S WEST Communications' credit ratings were lowered during October 1996 in connection with the regulatory uncertainty surrounding the WUTC's $91.5 rate reduction order (See "Contingencies") and U S WEST's planned merger with
Continental. Duff & Phelps lowered the senior unsecured debt rating to AA-minus and reaffirmed the D-1-plus commercial paper rating. Fitch lowered the senior unsecured debt rating to A-plus and the commercial paper rating to F-1.

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

Following  is  a  schedule  of  the  costs included in the Restructuring Plan:






                                       Actual   Actual   Actual   Estimate   Estimate
                                       -------  -------  -------  ---------  ---------
Restructuring Plan Costs         1993     1994     1995     1996       1997  Total
------------------------------  -----  -------  -------  -------  ---------  ---------
Cash expenditures:
  Employee separation (1)       $   -  $    19  $    76  $    85  $     108  $     288
  Systems development               -      127      145      128          -        400
  Real estate                       -       50       66       14          -        130
  Relocation                        -       21       24        5          2         52
  Retraining and other              -       16       23       22          4         65
                                -----  -------  -------  -------  ---------  ---------
Total cash expenditures             -      233      334      254        114        935
Asset write-down                   65        -        -        -          -         65
                                -----  -------  -------  -------  ---------  ---------
Total 1993 Restructuring Plan      65      233      334      254        114      1,000
Remaining 1991 plan employee
  costs (1)<F1>                     -       56        -        -          -         56
                                -----  -------  -------  -------  ---------  ---------
Total                           $  65  $   289  $   334  $   254  $     114  $   1,056
                                =====  =======  =======  =======  =========  =========

<F1>
(1) Employee separation costs, including the balance of the 1991 restructuring reserve at  December  31,  1993,  aggregate  $344.



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

Form  10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

The timing and mix of employee separations has been changed. Managerial and occupational employee separations under the Restructuring Plan are estimated to be 3,670 and 6,330, respectively, as compared with previous estimates of 2,738 and 7,262. As a result of this change, the currently estimated cost for employee separations is $344, compared with $316 as previously estimated. The cost increase will be funded through a transfer from the reserve for employee relocations.

Additionally, 1,000 employee separations previously scheduled for 1997 will occur in 1996. Accordingly, estimated employee separation costs increased by $49 in 1996, of which $21 was transferred from 1997 and $28 was reallocated from the reserve for employee relocations. Following are current estimates of employee separations and separation costs:







                           Actual        Actual   Estimate   Estimate
                           ------------  -------  ---------  ---------
Employee Separations               1994     1995       1996       1997  Total
-------------------------  ------------  -------  ---------  ---------  -------
Managerial                          497      682      1,435      1,056    3,670
Occupational                      1,683    1,643        565      2,439    6,330
                           ------------  -------  ---------  ---------  -------
Total                             2,180    2,325      2,000      3,495   10,000
                           ============  =======  =========  =========  =======


                           Actual        Actual   Estimate   Estimate
                           ------------  -------  ---------  ---------
Employee Separation Costs   1994(1)<F1>     1995       1996       1997  Total
-------------------------  ------------  -------  ---------  ---------  -------
Managerial                 $          5  $    30  $      72  $      51  $   158
Occupational                         14       46         13         57      130
                           ------------  -------  ---------  ---------  -------
Total                                19       76         85        108      288
Remaining 1991 reserve               56        -          -          -       56
                           ------------  -------  ---------  ---------  -------
Total                      $         75  $    76  $      85  $     108  $   344
                           ============  =======  =========  =========  =======


<F1>
(1) Includes the remaining employees and the separation amounts associated with the balance of a 1991 restructuring reserve at December 31, 1993.

Form  10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Progress  Under  the  Restructuring  Plan:

Following is a reconciliation of restructuring reserve activity during the first nine months of 1996:






                                                              Change in
                                                              ------------------
                                                              Relocation/
                                                              ------------------
                                             First Nine       Employee
                                             ---------------  ------------------
                         Reserve Balance     Months           Separation          Reserve Balance
                         ------------------  ---------------  ------------------  -------------------
                         December 31, 1995    1996 Activity   Amounts (1) <F1>    September 30, 1996
                         ------------------  ---------------  ------------------  -------------------
Employee separations
  Managerial             $               68  $          (28)  $              55   $                95
  Occupational                           97             (11)                (27)                   59
                         ------------------  ---------------  ------------------  -------------------
Total separations                       165             (39)                 28                   154

Systems development
  Service delivery                       44             (26)                  -                    18
  Service assurance                      26              (7)                  -                    19
  Capacity provisioning                  42             (22)                  -                    20
  All other                              16             (12)                  -                     4
                         ------------------  ---------------  ------------------  -------------------
Total systems                           128             (67)                  -                    61
Real estate                              14              (4)                  -                    10
Relocation                               35              (2)                (28)                    5
Retraining and other                     26             (14)                  -                    12
                         ------------------  ---------------  ------------------  -------------------
Total                    $              368  $         (126)  $               -   $               242
                         ==================  ===============  ==================  ===================


<F1>
(1)    As  a  result  of  the  change  in  the  estimated  mix of total employee separations, $27 was transferred  from  the occupational to the managerial employee separation reserve.  Additionally, $28 was  reallocated  from  the  relocation  reserve  to  the  managerial  employee  separation  reserve.









                                                First Nine        Cumulative
                                                ----------------  ------------------
                             1994         1995  Months            Separations At
                      -----------  -----------  ----------------  ------------------
                      Separations  Separations  1996 Separations  September 30, 1996
                      -----------  -----------  ----------------  ------------------
Employee separations
  Managerial                  497          682               549               1,728
  Occupational              1,683        1,643               444               3,770
                      -----------  -----------  ----------------  ------------------
Total                       2,180        2,325               993               5,498
                      ===========  ===========  ================  ==================

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

On April 11, 1996, the WUTC acted on U S WEST Communications' 1995 rate request. In February 1995, U S WEST Communications sought to increase revenues by raising rates for basic residential services over a four-year
period.    The  two  major  issues  in  this  proceeding  involve  U  S  WEST
Communications'  requests for improved capital recovery and elimination of the
imputation  of  Yellow  Pages  revenue.    Instead  of  granting  U  S  WEST
Communications' request, the Commission ordered approximately $91.5 in annual revenue reductions, effective May 1, 1996. Based on the above ruling, U S WEST Communications filed a lawsuit with the King County Superior Court (the "Court") for an appeal of the order, a temporary stay of the ordered rate reduction and an authorization to implement a revenue increase.

On April 29, 1996, the Court stayed the rate decreases ordered by the WUTC. The Court granted the stay pending a decision made on U S WEST Communications' appeal. Effective May 1, 1996, U S WEST Communications began collecting revenues subject to refund with interest. U S WEST Communications expects its appeal to be successful and plans not to accrue any of the amounts subject to refund. However, an adverse judgment on the appeal would have a significant impact on U S WEST Communications' future results of operations. The Company expects the Court to rule on the appeal in November 1996.

Form  10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

REGULATORY  ENVIRONMENT

On August 8, 1996, the Federal Communications Commission ("FCC") established a framework of detailed national rules that will enable the states and the FCC to begin implementing the local competition provisions of the Telecommunications Act of 1996. Included in the order are requirements that
local  exchange  carriers  ("LECs"):    a)  provide  interconnection  to  any
requesting telecommunications carrier at any technically feasible point, equal in quality to that provided by the incumbent LEC; b) provide unrestricted access to network services on an unbundled basis; c) provide physical collocation of equipment necessary for interconnection at the incumbent LEC's premises, unless physical collocation is not practical for technical reasons or because of space limitations; and d) offer for resale any telecommunications services that the LEC provides at retail to subscribers who
are  not  telecommunications  carriers.    The  order  also  stipulates  that
commercial mobile radio service operators ("CMRS"), which include the Company's wireless operations, are entitled to reciprocal compensation arrangements and that a LEC may not charge a CMRS provider for terminating LEC-originated traffic. The FCC's order continues to provide for access charge recovery by LECs from interexchange carriers until it further evaluates the issues of access charge reform and universal service.

The FCC order also established rigid costing and pricing rules which, from the Company's perspective, significantly impede negotiations with new entrants, State Public Utility Commission ("PUC") interconnection rulemakings, and interconnection arbitrations. U S WEST appealed the FCC order and sought a stay of portions of the order, including certain pricing provisions, pending appellate review. On October 15, 1996, the Eighth Circuit Court of Appeals ("Eighth Circuit") issued its order granting a stay of all the pricing provisions of the FCC order. The stay does not postpone implementation of the Telecommunications Act of 1996. Rather the effect of the stay is to have interconnection and network unbundled element pricing be resolved through negotiations or state PUC arbitrations without the PUCs being limited in their consideration of relevant costs.

Subsequently, the FCC and certain interexchange carriers requested the United States Supreme Court ("Supreme Court") to review and vacate the Eighth Circuit
stay.    On  October  31,  1996,  the  Supreme  Court  denied these requests.
Thereafter, the FCC and certain interexchange carriers petitioned the Supreme Court for further consideration of vacating the stay. On November 12, 1996, the Supreme Court rejected these further petitions. Thus, the Eighth Circuit stay will remain in effect until modified by that court or until the appeal is resolved. A decision on the appeal is expected by May 1997. The order's impact on the Company's future results is unknown.

Form  10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

OTHER  ITEMS

U S WEST Communications and the other regional Bell operating companies ("RBOCs") continue to explore the disposal of their interests in Bell Communications Research Inc. ("Bellcore"), one-seventh of which is owned by U S WEST Communications. The majority of the research and development activities of the Communications Group are currently conducted at Bellcore. Following such disposal, Bellcore and other third parties will provide research and development and other services to the Communications Group on a contract basis.




Some of the information presented in or in connection with this report constitutes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors that could cause actual results to differ from expectations include: (i) greater than anticipated competition from new entrants into the local exchange and intralata toll markets, (ii) changes in demand for the Company's products and services, including optional custom calling features, (iii) higher than anticipated employee levels, capital expenditures, and operating expenses at the Communications Group as a result of unusually rapid in-region growth, (iv) the gain or loss of significant customers, (v) pending regulatory actions in state jurisdictions, (vi) regulatory changes affecting the telecommunications industry, including changes that could have an impact on the competitive environment in the local exchange market, (vii) a change in economic conditions in the various markets served by the Company's operations that could adversely affect the level of demand for cable, wireless, directories or other services offered by the Company, (viii) greater than anticipated competitive activity requiring new pricing for services, (ix) higher than anticipated start-up costs associated with new business opportunities, (x) increases in fraudulent activity with respect to wireless services, (xi) unexpected developments that could postpone or otherwise impede the Continental Cablevision transaction, or (xii) delays in the development of anticipated technologies, or the failure of such technologies to perform according to expectations.

Form  10-Q  -    Part  I





COMBINED STATEMENTS OF INCOME   U S WEST COMMUNICATIONS GROUP
(Unaudited)





                                                            Three Months Ended    Three Months Ended     Nine Months Ended
                                                            --------------------  ---------------------  -------------------
                                                            September  30, 1996   September  30, 1995    September 30, 1996
                                                            --------------------  ---------------------  -------------------
Dollars in millions (except per share amounts)
----------------------------------------------------------

Operating revenues:
   Local service                                            $              1,208  $              1,105   $             3,532
   Interstate access service                                                 606                   594                 1,854
   Intrastate access service                                                 192                   186                   571
   Long-distance network services                                            272                   298                   840
   Other services                                                            237                   206                   683
                                                            --------------------  ---------------------  -------------------
      Total operating revenues                                             2,515                 2,389                 7,480
Operating expenses:
   Employee-related expenses                                                 900                   835                 2,688
   Other operating expenses                                                  402                   404                 1,177
   Taxes other than income taxes                                              94                    95                   291
   Depreciation and amortization                                             545                   513                 1,580
                                                            --------------------  ---------------------  -------------------
      Total operating expenses                                             1,941                 1,847                 5,736
                                                            --------------------  ---------------------  -------------------
Income from operations                                                       574                   542                 1,744
  Interest expense                                                           111                   108                   332
  Gains on sales of rural telephone exchanges                                  2                    34                    51
  Other expense - net                                                         10                    14                    22
                                                            --------------------  ---------------------  -------------------
Income before income taxes, extraordinary        item and
   cumulative effect of change in accounting principle                       455                   454                 1,441
Provision for income taxes                                                   169                   162                   537
                                                            --------------------  ---------------------  -------------------
Income before extraordinary item and cumulative
   effect of change in accounting principle                                  286                   292                   904
Extraordinary item:
   Early extinguishment of debt, net of tax                                    -                    (5)                    -
                                                            --------------------  ---------------------  -------------------
Income before cumulative effect of change in
   accounting principle                                                      286                   287                   904
   Cumulative effect of change in accounting
       principle - net of tax                                                  -                     -                    34
                                                            --------------------  ---------------------  -------------------
NET INCOME                                                  $                286  $                287   $               938
                                                            ====================  =====================  ===================

EARNINGS PER COMMON SHARE:
Income before extraordinary item and cumulative
       effect of change in accounting principle             $               0.60  $               0.62   $              1.90
  Extraordinary item                                                           -                 (0.01)                    -
  Cumulative effect of change in accounting principle                          -                     -                  0.07
                                                            --------------------  ---------------------  -------------------
EARNINGS PER COMMON SHARE                                   $               0.60  $               0.61   $              1.97
                                                            ====================  =====================  ===================

DIVIDENDS PER COMMON SHARE                                  $              0.535  $              0.535   $             1.605

AVERAGE COMMON SHARES OUTSTANDING  (thousands)
                                                                         478,356               471,229               476,744




                                                            Nine Months Ended
                                                            --------------------
                                                            September 30, 1995
                                                            --------------------
Dollars in millions (except per share amounts)
----------------------------------------------------------

Operating revenues:
   Local service                                            $             3,231
   Interstate access service                                              1,774
   Intrastate access service                                                558
   Long-distance network services                                           891
   Other services                                                           591
                                                            --------------------
      Total operating revenues                                            7,045
Operating expenses:
   Employee-related expenses                                              2,479
   Other operating expenses                                               1,099
   Taxes other than income taxes                                            306
   Depreciation and amortization                                          1,514
                                                            --------------------
      Total operating expenses                                            5,398
                                                            --------------------
Income from operations                                                    1,647
  Interest expense                                                          315
  Gains on sales of rural telephone exchanges                               112
  Other expense - net                                                        30
                                                            --------------------
Income before income taxes, extraordinary        item and
   cumulative effect of change in accounting principle                    1,414
Provision for income taxes                                                  514
                                                            --------------------
Income before extraordinary item and cumulative
   effect of change in accounting principle                                 900
Extraordinary item:
   Early extinguishment of debt, net of tax                                  (5)
                                                            --------------------
Income before cumulative effect of change in
   accounting principle                                                     895
   Cumulative effect of change in accounting
       principle - net of tax                                                 -
                                                            --------------------
NET INCOME                                                  $               895
                                                            ====================

EARNINGS PER COMMON SHARE:
Income before extraordinary item and cumulative
       effect of change in accounting principle             $              1.91
  Extraordinary item                                                      (0.01)
  Cumulative effect of change in accounting principle                         -
                                                            --------------------
EARNINGS PER COMMON SHARE                                   $              1.90
                                                            ====================

DIVIDENDS PER COMMON SHARE                                  $             1.605

AVERAGE COMMON SHARES OUTSTANDING  (thousands)
                                                                        470,076


See  Notes  to  Combined  Financial  Statements.

Form  10-Q  -    Part  I







COMBINED BALANCE SHEETS   U S WEST COMMUNICATIONS GROUP
(Unaudited)





Dollars in millions                       September 30, 1996   December 31, 1995
----------------------------------------  -------------------  ------------------

ASSETS

Current assets:
     Cash and cash equivalents            $               106  $              172
     Accounts and notes receivable - net                1,593               1,617
     Inventories and supplies                             185                 193
     Deferred tax asset                                   231                 259
     Prepaid and other                                     67                  51
                                          -------------------  ------------------

Total current assets                                    2,182               2,292
                                          -------------------  ------------------


Gross property, plant and equipment                    32,124              31,178
Accumulated depreciation                               18,325              17,649
                                          -------------------  ------------------

Property, plant and equipment - net                    13,799              13,529

Other assets                                              841                 764
                                          -------------------  ------------------


Total assets                              $            16,822  $           16,585
                                          ===================  ==================


See  Notes  to  Combined  Financial  Statements.

Form  10-Q  -  Part  I






COMBINED BALANCE SHEETS  U S WEST COMMUNICATIONS GROUP
(Unaudited), continued





Dollars in millions                              September 30, 1996   December 31, 1995
-----------------------------------------------  -------------------  ------------------

LIABILITIES AND EQUITY

Current liabilities:
     Short-term debt                             $             1,115  $            1,065
     Accounts payable                                            661                 851
     Employee compensation                                       288                 316
     Dividends payable                                           257                 254
     Current portion of restructuring charge                     202                 270
     Other                                                     1,061                 851
                                                 -------------------  ------------------

Total current liabilities                                      3,584               3,607
                                                 -------------------  ------------------


Long-term debt                                                 5,661               5,689
Postretirement and other postemployment benefit
     obligations                                               2,331               2,351
Deferred taxes, credits and other                              1,429               1,462

Communications Group equity                                    3,817               3,476
                                                 -------------------  ------------------

Total liabilities and equity                     $            16,822  $           16,585
                                                 ===================  ==================



Contingencies  (See  Note  B  to  the  Combined  Financial  Statements)

See  Notes  to  Combined  Financial  Statements.

Form  10-Q  -  Part  I






COMBINED STATEMENTS OF   U S WEST COMMUNICATIONS GROUP
CASH FLOWS (Unaudited)





Dollars in millions
---------------------------------------------------------
Nine Months Ended September 30,                               1996      1995
---------------------------------------------------------  --------  --------
OPERATING ACTIVITIES
   Net income                                              $   938   $   895
   Adjustments to net income:
      Depreciation and amortization                          1,580     1,514
      Gains on sales of rural telephone exchanges              (51)     (112)
      Cumulative effect of change in accounting principle      (34)        -
      Deferred income taxes and amortization
         of investment tax credits                             (11)      121
   Changes in operating assets and liabilities:
       Restructuring payments                                 (114)     (254)
       Postretirement medical and life costs - net of
          cash fundings                                        (28)     (156)
       Accounts and notes receivable                            24      (204)
       Inventories, supplies and other current assets          (14)      (63)
       Accounts payable and accrued liabilities                 72       (33)
   Other - net                                                  (5)      (10)
                                                           --------  --------
   Cash provided by operating activities                     2,357     1,698
                                                           --------  --------
INVESTING ACTIVITIES
   Expenditures for property, plant and equipment           (1,891)   (1,703)
   Proceeds from sales of rural telephone exchanges            130       162
   Payments for disposals of property, plant
      and equipment                                             (1)       (1)
                                                           --------  --------
   Cash (used for) investing activities                     (1,762)   (1,542)
                                                           --------  --------
FINANCING ACTIVITIES
   Net proceeds from issuance of short-term debt               195       365
   Proceeds from issuance of long-term debt                     16       499
   Repayments of long-term debt                               (278)     (256)
   Dividends paid on common stock                             (703)     (694)
   Proceeds from issuance of common stock                      109         -
   Advance to Media Group                                        -      (105)
                                                           --------  --------
   Cash (used for) financing activities                       (661)     (191)
                                                           --------  --------

CASH AND CASH EQUIVALENTS
   Decrease                                                    (66)      (35)
   Beginning balance                                           172       116
                                                           --------  --------
   Ending balance                                          $   106   $    81
                                                           ========  ========



See  Notes  to  Combined  Financial  Statements.

Form  10-Q  -  Part  I

                        U S WEST COMMUNICATIONS GROUP
                    NOTES TO COMBINED FINANCIAL STATEMENTS
    For the Three Months and Nine Months Ended September 30, 1996 and 1995
                            (Dollars in millions)
                                 (Unaudited)

A.    Summary  of  Significant  Accounting  Policies

Basis  of  Presentation

The Combined Financial Statements have been prepared by U S WEST, Inc. ("U S WEST" or the "Company") pursuant to the interim reporting rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally accompanying financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of U S WEST's management, the Combined Financial Statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial information set forth therein. It is suggested that these Combined Financial Statements be read in conjunction with the 1995 U S WEST Consolidated Financial Statements, the U S WEST Communications Group Combined Financial Statements and the U S WEST Media Group Combined Financial Statements and notes thereto included in U S WEST's proxy statement mailed to all shareowners on April 8, 1996.

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

Form  10-Q  -  Part  I

                        U S WEST COMMUNICATIONS GROUP
                    NOTES TO COMBINED FINANCIAL STATEMENTS
               (Dollars in millions, except per share amounts)
                                 (Unaudited)


Adoption of SFAS No. 121 resulted in income of $34 (net of tax of $22) from the cumulative effect of reversing depreciation expense recorded in prior years related to rural telephone exchanges held for sale. Depreciation expense was reversed from the date the Company formally committed to a plan to dispose of the rural exchange assets through January 1, 1996. The income has been recorded as a cumulative effect of change in accounting principle in accordance with SFAS No. 121. The carrying value of the rural exchange assets was approximately $338 at December 31, 1995. As a result of adopting SFAS No. 121, depreciation expense for the three- and nine-month periods ended September 30, 1996 was reduced by $5 ($3 after tax, or $0.01 per share) and $21 ($13 after tax, or $0.03 per share), respectively. In 1996, depreciation expense will decrease approximately $25 as a result of adopting SFAS No. 121. The combined effects of lower depreciation expense and the cumulative effect of adoption of the new standard will be directly offset by lower recognized gains on future rural exchange sales.

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

Form  10-Q  -  Part  I

                        U S WEST COMMUNICATIONS GROUP
                    NOTES TO COMBINED FINANCIAL STATEMENTS
                            (Dollars in millions)
                                 (Unaudited)


On April 29, 1996, the Court stayed the rate decreases ordered by the WUTC. The Court granted the stay pending a decision on U S WEST Communications' appeal. Effective May 1, 1996, U S WEST Communications began collecting revenues subject to refund with interest. U S WEST Communications expects its appeal to be successful and plans not to accrue any of the amounts subject to refund. However, an adverse judgment on the appeal would have a significant impact on U S WEST Communications' future results of operations. The Company expects the Court to rule on the appeal in November 1996.

Form  10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share amounts)

RESULTS OF OPERATIONS - THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH 1995

Comparative details of income before extraordinary item and cumulative effect of change in accounting principle for the three- and nine-month periods ended September 30 follow:






                               Three Months Ended   Three Months Ended
                               -------------------  -------------------
                               September 30, 1996   September 30, 1995
                               -------------------  -------------------



Income before extraordinary
 item and cumulative effect
 of change in accounting
  principle                   $               286  $               292
                              ===================  ===================
Earnings per common share
 before extraordinary item
 and cumulative effect of
 change in
 accounting principle          $              0.60  $              0.62
                               ===================  ===================


                                     Nine Months          Nine Months
                                        Ended                Ended
                                     --------------  ----------------
                          Percent    Sept. 30, 1996   Sept. 30, 1995   Percent
                          -------    --------------  ---------------  --------
                          Change                                       Change
                          --------                                     ------

Income before
 extraordinary item
 and cumulative
 effect of change
 in accounting
 principles                 (2.1)  $           904  $          900       0.4
                         ========  ===============  ===============  ========
Earnings per common share
 before extraordinary item
 and cumulative effect of
 change in accounting
 principle                  (3.2)  $           1.90  $         1.91     (0.5)
                         ========  ================  ==============  ========



Adjusted to exclude certain nonoperating items, the Communications Group's third-quarter 1996 income before extraordinary item and cumulative effect of change in accounting principle was $282, an increase of $6, or 2.2 percent, compared with third quarter 1995. Third-quarter 1996 earnings per common share before extraordinary item and cumulative effect of change in accounting principle ("earnings per share"), similarly adjusted, were $0.59, unchanged from the prior year. The adjustments include the 1996 current quarter impact of $3 ($0.01 per share) from adopting SFAS No. 121, gains of $1 (no share impact) and $21 ($0.04 per share) on the sales of rural telephone exchanges during 1996 and 1995, respectively, and expenses of $5 ($0.01 per share) associated with the 1995 recapitalization plan.

Income before extraordinary item and cumulative effect of change in accounting principle for the nine-month period ended September 30, 1996, adjusted to exclude nonoperating items, was $860, an increase of $25, or 3.0 percent, compared with the same period in 1995. Earnings per share for the nine months ended September 30, 1996, similarly adjusted, was $1.81, compared with $1.78 in the same period in 1995. The adjustments include the 1996 current year-to-date impact of $13 ($0.03 per share) from adopting SFAS No. 121, gains of $31 ($0.06 per share) and $70 ($0.14 per share) on the sales of rural telephone exchanges during 1996 and 1995, respectively, and expenses of $5 ($0.01 per share) associated with the 1995 recapitalization plan.

Form  10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share amounts), continued

Effective January 1, 1996, the Communications Group adopted SFAS No. 121 (See Note A) which, among other things, requires that companies no longer record depreciation expense on assets held for sale. Adoption of SFAS No. 121 resulted in a one-time gain of $34 (net of tax of $22), or $0.07 per share, related to the cumulative effect of change in accounting principle.

Increased income at the Communications Group is primarily attributable to higher demand for services. Partially offsetting the effects of higher demand was an increase in costs incurred to address the requirements associated with increased business growth and continuing service-improvement initiatives. Further offsetting the effects of higher demand were third quarter 1996 costs associated with the discontinuance of the Omaha broadband video service trial.

Increased demand for the Communications Group's services resulted in growth in earnings before interest, taxes, depreciation, amortization and other ("EBITDA") of 6.1 and 5.2 percent for the three- and nine-month periods ended September 30, 1996, respectively. EBITDA also excludes gains on sales of certain rural telephone exchanges in 1996 and 1995. The Communications Group believes EBITDA is an important indicator of the operational strength of the business. EBITDA, however, should not be considered as an alternative to operating or net income as an indicator of the performance of the Communications Group's business or as an alternative to cash flows from operating activities as a measure of liquidity, in each case determined in accordance with GAAP.

Form  10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

OPERATING  REVENUES

An analysis of changes in the Communications Group's operating revenues follows:






                               Higher     (Higher)                       Increase     Increase (Decrease)
                               --------  ---------                       -----------  --------------------
                                (Lower)  Lower                            (Decrease)
                               --------  ---------                       -----------
                         1996      1995  Prices     Refunds    Demand    Other        Dollars               Percent
                       ------  --------  ---------  ---------  --------  -----------  --------------------  --------
Local service
   Third quarter       $1,208  $  1,105  $      2   $      1   $   107   $       (7)  $               103       9.3
   Nine months          3,532     3,231        19         (4)      301          (15)                  301       9.3
Interstate access
   Third quarter          606       594       (10)       (36)       64           (6)                   12       2.0
   Nine months          1,854     1,774       (43)       (46)      174           (5)                   80       4.5
Intrastate access
   Third quarter          192       186        (2)         -         8            -                     6       3.2
   Nine months            571       558       (17)         -        32           (2)                   13       2.3
Long-distance network
   Third quarter          272       298        (1)         -       (15)         (10)                  (26)     (8.7)
   Nine months            840       891        (6)        (1)      (28)         (16)                  (51)     (5.7)
Other services
   Third quarter          237       206         -          -         -           31                    31      15.0
   Nine months            683       591         -          -         -           92                    92      15.6
                       ------  --------  ---------  ---------  --------  -----------  --------------------  --------
Total revenues
   Third quarter        2,515     2,389       (11)       (35)      164            8                   126       5.3
   Nine months         $7,480  $  7,045  $    (47)  $    (51)  $   479   $       54   $               435       6.2
                       ======  ========  =========  =========  ========  ===========  ====================  ========


Local service revenues increased principally as a result of higher demand for services. Total reported access lines increased 633,000, or 4.3 percent during the last 12 months, of which 234,000 is attributed to second lines. Second line installations increased 31.4 percent during the past year. Access line growth was 5.1 percent when adjusted for sales of approximately 116,000 rural telephone access lines during the last 12 months. Also contributing to the increase in local service revenues was expanded growth in new central office features such as caller identification, last call return and continuous redial. Local service revenues from these features were approximately $50 for the third quarter, an increase of over 90 percent as compared to the same period in 1995. For the nine-month period ended September 30, 1996, approximately $130 of local service revenues was generated from these new central office features, an increase of over 100 percent as compared to 1995.

Form  10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Higher  revenues  from  interstate  access  services resulted from access line growth and increases of 7.9 and 8.9 percent in interstate billed access minutes of use for the three- and nine-month periods ended September 30, 1996, respectively. The increased volume of business was partially offset by the effects of price reductions and sharing related accruals for refunds to interexchange carriers.

Intrastate access revenues increased slightly for the three- and nine-month periods ended September 30, 1996, primarily due to higher demand partially offset by the effects of price reductions.

Long-distance network service revenues decreased by 8.7 and 5.7 percent for the three- and nine-month periods ended September 30, 1996, respectively, compared with the same periods in 1995, primarily due to the effects of competition and the implementation of a multiple toll carrier plan ("MTCP") in Iowa in May 1996. The MTCP allows independent telephone companies to act as toll carriers. The impact of the MTCP for the three- and nine-month periods ended September 30, 1996 was long-distance revenue losses of $10 and $16, offset by increases in intrastate access revenues of $1 and $2, and decreases in other operating expenses (i.e., access expense) of $8 and $13, respectively.

Excluding  the  effects  of  the  MTCP, long-distance network service revenues decreased  5.4  and  3.9  percent  for the three- and nine-month periods ended
September 30, 1996, respectively. Erosion of long-distance revenue will continue due to the loss of exclusivity of 1+ dialing in Minnesota, effective in February 1996, and in Arizona, effective in April 1996.

Revenues from other services increased for the three- and nine-month periods ended September 30, 1996 primarily as a result of continued market penetration in voice messaging service and increases in inside wire service and sales of customer premise equipment.

Future revenues at U S WEST Communications may be affected by pending regulatory actions in local regulatory jurisdictions

Form  10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

COSTS  AND  EXPENSES





                               Three Months Ended   Three Months  Ended                    Nine Months Ended
                               -------------------  --------------------                   -------------------
                               September 30,1996    September 30, 1995    Percent Change   September 30, 1996
                               -------------------  --------------------  ---------------  -------------------



Employee-related expenses      $               900  $                835             7.8   $             2,688
Other operating expenses                       402                   404            (0.5)                1,177
Taxes other than income taxes                   94                    95            (1.1)                  291
Depreciation and amortization                  545                   513             6.2                 1,580
Interest expense                               111                   108             2.8                   332
Other expense - net                             10                    14           (28.6)                   22



                               Nine Months Ended
                               -------------------
                               September 30, 1995   Percent
                               -------------------  --------
                                                    Change
                                                    --------

Employee-related expenses      $             2,479      8.4
Other operating expenses                     1,099      7.1
Taxes other than income taxes                  306     (4.9)
Depreciation and amortization                1,514      4.4
Interest expense                               315      5.4
Other expense - net                             30    (26.7)



Employee-related expenses increased $65 and $209 for the three- and nine-month periods ended September 30, 1996, respectively. The increases are primarily attributable to continued efforts to meet the requirements associated with increased business growth and service-improvement initiatives.

Salaries and wages increased employee-related expenses by approximately $42 and $105 for the three- and nine-month periods ended September 30, 1996, respectively, primarily due to inflation-driven wage increases. Salaries and wages were reduced through employee reductions associated with the Company's restructuring program; however, costs related to workforce additions needed to meet increased business growth and service-improvement initiatives mostly offset these benefits.

Contract labor increased approximately $47 and $109 for the three- and nine-months periods ended September 30, 1996, respectively. The increase was primarily due to increased network operations costs incurred to meet increased business growth and marketing organization costs associated with the implementation of new products and services. Also contributing to the third quarter increase in contract labor was $6 in costs related to the discontinuance of the Omaha broadband video service trial.

Approximately $15 of the nine-month increase in employee-related expenses (i.e., contract labor and overtime) was attributed to severe flooding in Washington and Oregon in the first quarter of 1996. Partially offsetting the increases in employee-related expenses was a reduction in the postretirement benefits accrual and lower travel and conference expenses. Additionally, overtime expense decreased in the third quarter due to cost reduction efforts.

Form  10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

The  increase  in  other  operating  expenses  for the nine-month period ended
September 30, 1996 is primarily due to increased uncollectibles, higher advertising costs and greater materials and supplies expense. Higher costs associated with increased sales of customer premise equipment combined with an $11 third-quarter 1996 charge related to the discontinuance of the Omaha broadband video service trial also contributed to the increase. Partially offsetting these increases was reduced access expense of which a portion related to the implementation of the MTCP in Iowa in May 1996. During the three-month period ended September 30, 1996, the cost increases mentioned above were more than offset by the decrease in access expense which contributed to the slight decrease in other operating expenses.

Increased depreciation and amortization expense was attributable to the effects of a higher depreciable asset base, partially offset by the effects of 1995 sales of rural telephone exchanges, and the effects of adopting SFAS No.
121. Interest expense increased primarily due to higher average debt levels. The decrease in other expense for the three- and nine-month periods ended September 30, 1996 is primarily a result of costs associated with the 1995 recapitalization plan.

PROVISION  FOR  INCOME  TAXES






                            Three Months Ended   Three Months Ended            Nine Months Ended     Nine Months Ended
                            -------------------  -------------------           --------------------  --------------------
                            September 30, 1996   September 30, 1995   Percent  September 30, 1996    September 30, 1995    Percent
                            -------------------  -------------------  -------  --------------------  --------------------  -------
                                                                      Change                                               Change
                                                                      -------                                              -------

Provision for income taxes  $               169  $               162      4.3  $               537   $               514       4.5
Effective tax rate                            -                    -        -                 37.3%                 36.4%        -


The increase in the effective tax rate resulted primarily from higher income before income taxes and lower amortization of the investment tax credit.

LIQUIDITY  AND  CAPITAL  RESOURCES

Cash provided by operations increased by $659, to $2,357, in the first nine months of 1996 compared with 1995. The increase in operating cash flow is primarily due to growth in EBITDA, a decrease in the cash funding of postretirement benefits, lower restructuring payments and increased accounts receivable collection efforts.

During 1996, debt increased by $22 and the percentage of debt to total capital decreased from 66.0 percent at December 31, 1995, to 64.0 percent at September 30, 1996. The decrease in the percentage of debt to total capital is primarily attributable to increased net income and equity issuances for the dividend reinvestment plan, the employee savings plan and exercise of stock options.

Form  10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

During October 1996, U S WEST Communications' credit ratings were lowered in connection with the regulatory uncertainty surrounding the WUTC's $91.5 rate reduction order (See "Contingencies") and U S WEST's planned merger with Continental Cablevision, Inc. Duff & Phelps lowered the senior unsecured debt rating to AA-minus and reaffirmed the D-1-plus commercial paper rating. Fitch lowered the senior unsecured debt rating to A-plus and the commercial paper rating to F-1.

RESTRUCTURING  CHARGE

The Communications Group's 1993 results reflected an $880 restructuring charge (pretax). The related restructuring plan (the "Restructuring Plan") is designed to provide faster, more responsive customer services while reducing the costs of providing these services.

Following  is  a  schedule  of  the  costs included in the Restructuring Plan:






                                        Actual   Actual   Estimate   Estimate
                                        -------  -------  ---------  ---------
Restructuring Plan Costs                   1994     1995       1996       1997  Total
--------------------------------------  -------  -------  ---------  ---------  ------
Cash expenditures:
  Employee separation (1)<F1>           $    19  $    76  $      82  $     106  $  283
  Systems development                       118      129        113          -     360
  Real estate                                50       66         14          -     130
  Relocation                                 21       21          5          -      47
  Retraining and other                        8       23         22          7      60
                                        -------  -------  ---------  ---------  ------
Total cash expenditures                     216      315        236        113     880
Remaining 1991 plan employee costs (1)       56        -          -          -      56
                                        -------  -------  ---------  ---------  ------
Total                                   $   272  $   315  $     236  $     113  $  936
                                        =======  =======  =========  =========  ======

<F1>
(1) Employee separation costs, including the balance of the 1991 restructuring reserve at  December  31,  1993,  aggregate  $339.

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

The timing and mix of employee separations has been changed. Managerial and occupational employee separations under the Restructuring Plan are estimated to be 3,670 and 6,330, respectively, as compared with previous estimates of 2,738 and 7,262. As a result of this change, the currently estimated cost for employee separations is $339, compared with $311 as previously estimated. The cost increase will be funded through a transfer from the reserve for employee relocations.

Additionally, 1,000 employee separations previously scheduled for 1997 will occur in 1996. Accordingly, estimated employee separation costs increased by $49 in 1996, of which $21 was transferred from 1997 and $28 was reallocated from the reserve for employee relocations. Following are current estimates of employee separations and separation costs:







                      Actual  Actual  Estimate  Estimate
                      ------  ------  --------  --------
Employee Separations    1994    1995      1996      1997  Total
--------------------  ------  ------  --------  --------  ------
Managerial               497     682     1,435     1,056   3,670
Occupational           1,683   1,643       565     2,439   6,330
                      ------  ------  --------  --------  ------
Total                  2,180   2,325     2,000     3,495  10,000
                      ======  ======  ========  ========  ======








                           Actual         Actual   Estimate   Estimate
                           -------------  -------  ---------  ---------
Employee Separation Costs   1994(1) <F1>     1995       1996       1997  Total
-------------------------  -------------  -------  ---------  ---------  ------
Managerial                 $           5  $    30  $      69  $      49  $  153
Occupational                          14       46         13         57     130
                           -------------  -------  ---------  ---------  ------
Total                                 19       76         82        106     283
Remaining 1991 reserve                56        -          -          -      56
                           -------------  -------  ---------  ---------  ------
Total                      $          75  $    76  $      82  $     106  $  339
                           =============  =======  =========  =========  ======

<F1>
(1) Includes the remaining employees and the separation amounts associated with the balance of a 1991 restructuring reserve at December 31, 1993.

Form  10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Progress  Under  the  Restructuring  Plan:

Following is a reconciliation of restructuring reserve activity during the first nine months of 1996:






                                                              Change in
                                                              -----------------
                                                              Relocation/
                                                              -----------------
                                             First Nine       Employee
                                             ---------------  -----------------
                         Reserve Balance     Months           Separation         Reserve Balance
                         ------------------  ---------------  -----------------  -------------------
                         December 31, 1995    1996 Activity   Amounts (1)<F1>    September 30, 1996
                         ------------------  ---------------  -----------------  -------------------
Employee separations
  Managerial             $               63  $          (28)  $             55   $                90
  Occupational                           97             (11)               (27)                   59
                         ------------------  ---------------  -----------------  -------------------
Total separations                       160             (39)                28                   149

Systems development
  Service delivery                       44             (26)                 -                    18
  Service assurance                      26              (7)                 -                    19
  Capacity provisioning                  42             (22)                 -                    20
  All other                               1               -                  -                     1
                         ------------------  ---------------  -----------------  -------------------
Total systems                           113             (55)                 -                    58
Real estate                              14              (4)                 -                    10
Relocation                               33              (2)               (28)                    3
Retraining and other                     29             (14)                 -                    15
                         ------------------  ---------------  -----------------  -------------------
Total                    $              349  $         (114)  $              -   $               235
                         ==================  ===============  =================  ===================

<F1>
(1)    As  a  result  of  the  change  in  the  estimated mix of total employee separations, $27 was transferred  from the occupational to the managerial employee separation reserve.  Additionally, $28 was  reallocated  from  the  relocation  reserve  to  the  managerial  employee  separation reserve.









                                                First Nine        Cumulative
                                                ----------------  ------------------
                             1994         1995  Months            Separations At
                      -----------  -----------  ----------------  ------------------
                      Separations  Separations  1996 Separations  September 30, 1996
                      -----------  -----------  ----------------  ------------------
Employee separations
  Managerial                  497          682               549               1,728
  Occupational              1,683        1,643               444               3,770
                      -----------  -----------  ----------------  ------------------
Total                       2,180        2,325               993               5,498
                      ===========  ===========  ================  ==================

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

On April 11, 1996, the WUTC acted on U S WEST Communications' 1995 rate request. In February 1995, U S WEST Communications sought to increase revenues by raising rates for basic residential services over a four-year
period.    The  two  major  issues  in  this  proceeding  involve  U  S  WEST
Communications'  requests for improved capital recovery and elimination of the
imputation  of  Yellow  Pages  revenue.    Instead  of  granting  U  S  WEST
Communications' request, the Commission ordered approximately $91.5 in annual revenue reductions, effective May 1, 1996. Based on the above ruling, U S WEST Communications filed a lawsuit with the King County Superior Court (the "Court") for an appeal of the order, a temporary stay of the ordered rate reduction and an authorization to implement a revenue increase.

On April 29, 1996, the Court stayed the rate decreases ordered by the WUTC. The Court granted the stay pending a decision made on U S WEST Communications' appeal. Effective May 1, 1996, U S WEST Communications began collecting revenues subject to refund with interest. U S WEST Communications expects its appeal to be successful and plans not to accrue any of the amounts subject to refund. However, an adverse judgment on the appeal would have a significant impact on U S WEST Communications' future results of operations. The Company expects the Court to rule on the appeal in November 1996.

Form  10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

REGULATORY  ENVIRONMENT

On August 8, 1996, the Federal Communications Commission ("FCC") established a framework of detailed national rules that will enable the states and the FCC to begin implementing the local competition provisions of the Telecommunications Act of 1996. Included in the order are requirements that
local  exchange  carriers  ("LECs"):    a)  provide  interconnection  to  any
requesting telecommunications carrier at any technically feasible point, equal in quality to that provided by the incumbent LEC; b) provide unrestricted access to network services on an unbundled basis; c) provide physical collocation of equipment necessary for interconnection at the incumbent LEC's premises, unless physical collocation is not practical for technical reasons or because of space limitations; and d) offer for resale any telecommunications services that the LEC provides at retail to subscribers who
are  not  telecommunications  carriers.    The  order  also  stipulates  that
commercial mobile radio service operators ("CMRS"), which include the Company's wireless operations, are entitled to reciprocal compensation arrangements and that a LEC may not charge a CMRS provider for terminating LEC-originated traffic. The FCC's order continues to provide for access charge recovery by LECs from interexchange carriers until it further evaluates the issues of access charge reform and universal service.

The FCC order also established rigid costing and pricing rules which, from the Company's perspective, significantly impede negotiations with new entrants, State Public Utility Commission ("PUC") interconnection rulemakings, and interconnection arbitrations. U S WEST appealed the FCC order and sought a stay of portions of the order, including certain pricing provisions, pending appellate review. On October 15, 1996, the Eighth Circuit Court of Appeals ("Eighth Circuit") issued its order granting a stay of all the pricing provisions of the FCC order. The stay does not postpone implementation of the Telecommunications Act of 1996. Rather the effect of the stay is to have interconnection and network unbundled element pricing be resolved through negotiations or state PUC arbitrations without the PUCs being limited in their consideration of relevant costs.

Subsequently, the FCC and certain interexchange carriers requested the United States Supreme Court ("Supreme Court") to review and vacate the Eighth Circuit
stay.    On  October  31,  1996,  the  Supreme  Court  denied these requests.
Thereafter, the FCC and certain interexchange carriers petitioned the Supreme Court for further consideration of vacating the stay. On November 12, 1996, the Supreme Court rejected these further petitions. Thus, the Eighth Circuit stay will expected to remain in effect until modified by that court or until the appeal is resolved. A decision on the appeal is expected by May 1997. The order's impact on the Company's future results is unknown.

Form  10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

OTHER  ITEMS

U S WEST Communications and the other regional Bell operating companies ("RBOCs") continue to explore the disposal of their interests in Bell Communications Research Inc. ("Bellcore"), one-seventh of which is owned by U S WEST Communications. The majority of the research and development activities of the Communications Group are currently conducted at Bellcore. Following such disposal, Bellcore and other third parties will provide research and development and other services to the Communications Group on a contract basis.

Form  10-Q  -  Part  I
COMBINED STATEMENTS OF OPERATIONS                         U S WEST MEDIA GROUP
(Unaudited)





                                                Three Months Ended   Three Months Ended    Nine Months Ended
                                                -------------------  --------------------  --------------------
                                                September 30, 1996   September 30, 1995    September 30, 1996
                                                -------------------  --------------------  --------------------
Dollars in millions (except per share amounts)
----------------------------------------------

Sales and other revenues:
   Directory and information services           $               316  $               292   $               908
   Wireless communications                                      315                  246                   869
   Cable and telecommunications                                  60                   56                   176
   Other                                                          3                   10                    12
                                                -------------------  --------------------  --------------------
      Total sales and other revenues                            694                  604                 1,965
Operating expenses:
   Cost of sales and other revenues                             221                  193                   626
   Selling, general and administrative                          242                  204                   698
   Depreciation and amortization                                 79                   60                   216
                                                -------------------  --------------------  --------------------
      Total operating expenses                                  542                  457                 1,540

Income from operations                                          152                  147                   425

Interest expense                                                 30                   29                    80
Equity losses in unconsolidated ventures                         81                   38                   224
Guaranteed minority interest expense                             12                    2                    36
Other income (expense) - net                                     10                    6                   (24)
                                                -------------------  --------------------  --------------------
Income before income taxes and
   extraordinary item                                            39                   84                    61
   Provision for income taxes                                    21                   51                    51
                                                -------------------  --------------------  --------------------
Income before extraordinary item                                 18                   33                    10
Extraordinary item:
   Early extinguishment of debt - net of tax                      -                   (4)                    -
                                                -------------------  --------------------  --------------------
NET INCOME                                                       18                   29                    10

Preferred dividends                                               1                    1                     3
                                                -------------------  --------------------  --------------------
EARNINGS AVAILABLE FOR
   COMMON STOCK                                 $                17  $                28   $                 7
                                                -------------------  --------------------  --------------------

EARNINGS PER COMMON SHARE:
   Income available for common stock
     before extraordinary item                  $              0.04  $              0.07   $              0.01
   Extraordinary item                                             -               ( 0.01)                    -
                                                -------------------  --------------------  --------------------
EARNINGS PER COMMON SHARE                       $              0.04  $              0.06   $              0.01
                                                ===================  ====================  ====================
AVERAGE COMMON SHARES
   OUTSTANDING (thousands)                                  473,902              471,229               473,501
                                                ===================  ====================  ====================



                                                Nine Months Ended
                                                --------------------
                                                September 30, 1995
                                                --------------------
Dollars in millions (except per share amounts)
----------------------------------------------

Sales and other revenues:
   Directory and information services           $               856
   Wireless communications                                      676
   Cable and telecommunications                                 165
   Other                                                         28
                                                --------------------
      Total sales and other revenues                          1,725
Operating expenses:
   Cost of sales and other revenues                             539
   Selling, general and administrative                          634
   Depreciation and amortization                                181
                                                --------------------
      Total operating expenses                                1,354

Income from operations                                          371

Interest expense                                                 89
Equity losses in unconsolidated ventures                        128
Guaranteed minority interest expense                              2
Other income (expense) - net                                     24
                                                --------------------
Income before income taxes and
   extraordinary item                                           176
   Provision for income taxes                                   103
                                                --------------------
Income before extraordinary item                                 73
Extraordinary item:
   Early extinguishment of debt - net of tax                     (4)
                                                --------------------
NET INCOME                                                       69

Preferred dividends                                               3
                                                --------------------
EARNINGS AVAILABLE FOR
   COMMON STOCK                                 $                66
                                                --------------------

EARNINGS PER COMMON SHARE:
   Income available for common stock
     before extraordinary item                  $              0.15
   Extraordinary item                                        ( 0.01)
                                                --------------------
EARNINGS PER COMMON SHARE                       $              0.14
                                                ====================
AVERAGE COMMON SHARES
   OUTSTANDING (thousands)                                  470,076
                                                ====================


See  Notes  to  Combined  Financial  Statements.

Form  10-Q  -  Part  I
COMBINED  BALANCE  SHEETS                                             U S WEST
MEDIA  GROUP
(Unaudited)







                                           September 30,   December 31,
                                           --------------  -------------
Dollars in millions                                  1996           1995
-----------------------------------------  --------------  -------------

ASSETS

Current assets:
     Cash and cash equivalents             $           54  $          20
     Accounts and notes receivable                    391            287
     Deferred directory costs                         254            247
     Receivable from Communications Group              71            106
     Other                                             66             81
                                           --------------  -------------

Total current assets                                  836            741
                                           --------------  -------------


Gross property, plant and equipment                 2,140          1,706
Accumulated depreciation                              712            558
                                           --------------  -------------

Property, plant and equipment - net                 1,428          1,148

Investment in Time Warner Entertainment             2,493          2,483
Intangible assets - net                             1,791          1,798
Investment in international ventures                1,371          1,511
Net investment in assets held for sale                404            429
Other assets                                          530            505
                                           --------------  -------------

Total assets                               $        8,853  $       8,615
                                           ==============  =============



See  Notes  to  Combined  Financial  Statements.

Form  10-Q  -  Part  I

COMBINED  BALANCE  SHEETS                                                  U S
WEST  MEDIA  GROUP
(Unaudited),  Continued






                                                  September 30,    December 31,
                                                  ---------------  --------------
Dollars in millions                                         1996            1995
------------------------------------------------  ---------------  --------------

LIABILITIES AND EQUITY

Current liabilities:
     Short-term debt                              $          613   $         836
     Accounts payable                                        247             235
     Deferred revenue and customer deposits                   85              87
     Other                                                   419             411
                                                  ---------------  --------------

Total current liabilities                                  1,364           1,569
                                                  ---------------  --------------


Long-term debt                                             1,741           1,265
Deferred taxes, credits and other                            632             658

Preferred securities of subsidiary trust holding
   Company-guaranteed debentures                             600             600
Preferred stock subject to mandatory redemption               51              51

Media Group equity                                         4,574           4,599
Company LESOP guarantee                                     (109)           (127)
                                                  ---------------  --------------

Total equity                                               4,465           4,472
                                                  ---------------  --------------

Total liabilities and equity                      $        8,853   $       8,615
                                                  ===============  ==============


Contingencies  (See  Note  F  to  the  Combined  Financial  Statements)

See  Notes  to  Combined  Financial  Statements.

Form  10-Q  -  Part  I
COMBINED  STATEMENTS  OF CASH FLOWS                       U S WEST MEDIA GROUP
(Unaudited)






                                                           Nine Months Ended September 30, 1996
                                                           --------------------------------------
Dollars in millions
---------------------------------------------------------

OPERATING ACTIVITIES
   Net income                                              $                                  10
   Adjustments to net income:
      Depreciation and amortization                                                          216
      Equity losses in unconsolidated ventures                                               224
      Deferred income taxes and amortization
         of investment tax credits                                                           (57)
      Provision for uncollectibles                                                            46
   Changes in operating assets and liabilities:
      Accounts and notes receivable                                                         (115)
      Deferred directory costs, prepaid and other                                              5
      Accounts payable and accrued liabilities                                                45
   Other adjustments - net                                                                    46
                                                           --------------------------------------
   Cash provided by operating activities                                                     420
                                                           --------------------------------------
INVESTING ACTIVITIES
   Expenditures for property, plant and equipment                                           (361)
   Investment in international ventures                                                     (227)
   Investment in domestic PCS                                                                (50)
   Cash (to) from net investment in assets held for sale                                     176
   Other - net                                                                                 9
                                                           --------------------------------------
   Cash (used for) investing activities                                                     (453)
                                                           --------------------------------------
FINANCING ACTIVITIES
   Net (repayments of) proceeds from issuance of
       short-term debt                                                                        (8)
   Repayments of long-term debt                                                             (283)
   Proceeds from issuance of trust originated preferred
      securities - net                                                                         -
   Proceeds from issuance of long-term debt                                                  330
   Proceeds from issuance of common stock                                                     31
   Dividends paid on preferred stock                                                          (3)
   Advance from Communications Group                                                           -
   Purchase of treasury stock                                                                  -
                                                           --------------------------------------
   Cash provided by financing activities                                                      67
CASH AND CASH EQUIVALENTS
   Increase (decrease)                                                                        34
   Beginning balance                                                                          20
                                                           --------------------------------------
   Ending balance                                          $                                  54
                                                           ======================================




                                                           Nine Months Ended September 30, 1995
                                                           --------------------------------------
Dollars in millions
---------------------------------------------------------

OPERATING ACTIVITIES
   Net income                                              $                                  69
   Adjustments to net income:
      Depreciation and amortization                                                          181
      Equity losses in unconsolidated ventures                                               128
      Deferred income taxes and amortization
         of investment tax credits                                                           (28)
      Provision for uncollectibles                                                            37
   Changes in operating assets and liabilities:
      Accounts and notes receivable                                                          (52)
      Deferred directory costs, prepaid and other                                            (18)
      Accounts payable and accrued liabilities                                               107
   Other adjustments - net                                                                    40
                                                           --------------------------------------
   Cash provided by operating activities                                                     464
                                                           --------------------------------------
INVESTING ACTIVITIES
   Expenditures for property, plant and equipment                                           (240)
   Investment in international ventures                                                     (576)
   Investment in domestic PCS                                                               (266)
   Cash (to) from net investment in assets held for sale                                    (108)
   Other - net                                                                                (3)
                                                           --------------------------------------
   Cash (used for) investing activities                                                   (1,193)
                                                           --------------------------------------
FINANCING ACTIVITIES
   Net (repayments of) proceeds from issuance of
       short-term debt                                                                       323
   Repayments of long-term debt                                                             (384)
   Proceeds from issuance of trust originated preferred
      securities - net                                                                       581
   Proceeds from issuance of long-term debt                                                    -
   Proceeds from issuance of common stock                                                    104
   Dividends paid on preferred stock                                                          (3)
   Advance from Communications Group                                                         105
   Purchase of treasury stock                                                                (63)
                                                           --------------------------------------
   Cash provided by financing activities                                                     663
CASH AND CASH EQUIVALENTS
   Increase (decrease)                                                                       (66)
   Beginning balance                                                                          93
                                                           --------------------------------------
   Ending balance                                          $                                  27
                                                           ======================================


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

Form  10-Q  -  Part  I

                             U S WEST MEDIA GROUP
                    NOTES TO COMBINED FINANCIAL STATEMENTS
                            (Dollars in millions)
                                 (Unaudited)

B.    Investment  in  Time  Warner  Entertainment

U S WEST has a 25.51 percent pro-rata priority capital and residual equity interest in Time Warner Entertainment Company L.P. ("TWE"). Summarized operating results for TWE follow:






                                  Three Months Ended   Three Months Ended    Nine Months Ended    Nine Months Ended
                                  -------------------  --------------------  -------------------  --------------------
                                  September 30, 1996   September 30, 1995    September 30, 1996   September 30, 1995
                                  -------------------  --------------------  -------------------  --------------------

Revenues                          $             2,718  $             2,324   $             7,811  $             6,762
Operating expenses*<F1>                         2,447                2,056                 6,975                6,037
Interest and other - net**<F2>                    216                  195                   574                  556
                                  -------------------  --------------------  -------------------  --------------------

Income before income taxes
  and extraordinary item          $                55  $                73   $               262  $               169
                                  ===================  ====================  ===================  ====================

Income before extraordinary item  $                45  $                47   $               213  $               107

Extraordinary item                                  -                  (24)                    -                  (24)
                                  -------------------  --------------------  -------------------  --------------------

Net income                        $                45  $                23   $               213  $                83
                                  ===================  ====================  ===================  ====================

<F1>
*       Includes depreciation and amortization of $322 and $260, and $904 and $761 for the three and nine months ended
September  30,1996  and  1995,  respectively.
<F2>
**       Includes corporate services of $17 and $17, and $52 and $47 for the three and nine months ended September 30,
1996  and  1995,  respectively.


U S WEST accounts for its investment in TWE under the equity method of accounting. U S WEST's recorded share of TWE operating results represents allocated TWE net income or loss adjusted for the amortization of the excess of the fair market value over the book value of the partnership net assets. The Company's recorded share of TWE operating results before extraordinary item was ($3) and ($3), and $11 and ($14) for the three and nine months ended September 30, 1996 and 1995, respectively. In addition, TWE recorded an extraordinary loss for early extinguishment of debt in third quarter 1995. The Media Group's portion of this extraordinary loss was $4, net of an income tax benefit of $2.

Form  10-Q  -  Part  I

                             U S WEST MEDIA GROUP
                    NOTES TO COMBINED FINANCIAL STATEMENTS
                            (Dollars in millions)
                                 (Unaudited)

C.  Investment  in  International  Ventures

In connection with its review of the financial and operating performance, market value and capital requirements of its international investment portfolio, management has identified certain investments it believes are appropriate to sell or restructure under acceptable terms. As a result, the
Company: 1) sold its cable television interests in Hungary, Norway and Sweden and recorded a second-quarter pretax charge of $31 associated with the sale; and 2) in October 1996, the Company increased its ownership in a cable television joint venture in the Czech Republic to approximately 94 percent. This investment had been accounted for on the equity method and is now being consolidated.

D.  Continental  Acquisition

On February 27, 1996, U S WEST announced a definitive agreement to merge with Continental Cablevision, Inc. ("Continental"). Continental is the nation's third-largest cable operator. U S WEST will purchase all of Continental's stock for approximately $4.7 to $4.8 billion and will assume Continental's debt and other obligations, the market value of which amounted to approximately $6.5 billion as of June 30, 1996. Consideration for the $4.7 to $4.8 billion in equity will consist of approximately $1 billion liquidation value ($927 million at market value) of U S WEST preferred stock convertible to Media Group common stock; and, at U S WEST's option, between $1 billion and $1.5 billion in cash, and $2.3 billion to $2.7 billion in shares of Media Group common stock. This reflects an October 7, 1996 amendment whereby the two companies effectively fixed the number of shares of Media Group common stock to be issued in the transaction. The transaction is subject to shareholder vote and is expected to close in the fourth quarter of 1996. See Pro Forma Condensed Combined Financial Statements in the Company's Registration Statement on Form S-4 (Reg. No. 333-13901) for further information on the transaction with Continental.

Form  10-Q  -  Part  I

                             U S WEST MEDIA GROUP
                    NOTES TO COMBINED FINANCIAL STATEMENTS
               (Dollars in millions, except per share amounts)
                                 (Unaudited)

E.    Preferred  Securities  of  Subsidiary  Trust  Holding Company-Guaranteed
Debentures

On October 29, 1996, U S WEST Financing II ("Financing II"), a wholly owned subsidiary trust of U S WEST Capital Funding, Inc. ("CFI"), issued $480 of
8.25 percent Trust Originated Preferred Securities (the "Preferred Securities"). Financing II loaned the proceeds of the issue to CFI, a wholly owned subsidiary of U S WEST, in exchange for CFI's 8.25 percent Subordinated Deferrable Interest Notes ("Deferrable Notes") which are guaranteed by U S WEST and due in 2036. CFI has the right under the Deferrable Notes to defer payment of interest for periods up to 20 consecutive quarters, and correspondingly, quarterly dividend payments on the Preferred Securities can be deferred. To the extent this right is exercised by CFI, U S WEST will not be allowed to declare dividends on any of its classes of capital stock.

The sole assets of Financing II are the Deferrable Notes. U S WEST has guaranteed the payment of interest and redemption amounts to the holders of the Preferred Securities. The Preferred Securities are redeemable in whole or in part, for $25 per share on or after October 29, 2001. Upon maturity of the Deferrable Notes, Financing II is required to redeem the Preferred Securities.
 As  of  October  29,  1996, 19,200,000 Preferred Securities were outstanding.

F.    Contingencies

U S WEST has commitments and debt guarantees associated with its international investments in the principal amount of approximately $600. In addition, a wholly owned subsidiary of U S WEST has guaranteed debt associated with its international investment in the principal amount of approximately $230 and U S WEST guaranteed certain commitments related to its domestic PCS investment of approximately $75.

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

Form  10-Q  -  Part  I

                             U S WEST MEDIA GROUP
                    NOTES TO COMBINED FINANCIAL STATEMENTS
                            (Dollars in millions)
                                 (Unaudited)

Building sales and operating revenues of the capital assets segment were $110 and $30 for the three-month periods, and $161 and $137 for the nine-month periods ended September 30, 1996 and 1995, respectively. During the third quarter of 1996, the Company received $66 from the sale of finance receivables.

The  components  of  net  investment  in  assets  held  for  sale  follow:






Dollars in millions                                     September 30, 1996   December 31, 1995
------------------------------------------------------  -------------------  ------------------
ASSETS
Cash and cash equivalents                               $                21  $               38
Finance receivables - net                                               873                 953
Investment in real estate - net of valuation allowance                  223                 368
Bonds, at market value                                                  141                 149
Investment in FSA                                                       311                 399
Other assets                                                            158                 162
                                                        -------------------  ------------------

Total assets                                            $             1,727  $            2,069
                                                        ===================  ==================

LIABILITIES
Debt                                                    $               516  $              796
Deferred income taxes                                                   676                 686
Accounts payable, accrued liabilities and other                         120                 148
Minority interests                                                       11                  10
                                                        -------------------  ------------------

Total liabilities                                                     1,323               1,640
                                                        -------------------  ------------------

Net investment in assets held for sale                  $               404  $              429
                                                        ===================  ==================


Selected  financial  data  for  U  S  WEST  Financial  Services  follows:






                         September 30, 1996   December 31, 1995
                         -------------------  ------------------

Net finance receivables  $               861  $              931
Total assets                           1,042               1,085
Total debt                               233                 274
Total liabilities                        982               1,024
Shareowner's equity                       60                  61




Form  10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions)

The following discussion is based on the U S WEST Media Group Combined Financial Statements prepared in accordance with generally accepted accounting principles ("GAAP"). The discussion should be read in conjunction with the U S WEST, Inc. Consolidated Financial Statements. A discussion of the Media Group's operations on a proportionate basis follows the GAAP discussion.

RESULTS OF OPERATIONS - THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH 1995

SALES  AND  OTHER  REVENUES






                                     Three Months Ended   Three Months Ended                    Nine Months Ended
                                     -------------------  -------------------                   -------------------
                                     September 30, 1996   September 30, 1995   Percent Change   September 30, 1996
                                     -------------------  -------------------  ---------------  -------------------



Directory and information services:
    Domestic                         $               276  $               264             4.5   $               826
    International                                     40                   28            42.9                    82
                                     -------------------  -------------------  ---------------  -------------------
                                                     316                  292             8.2                   908
                                     -------------------  -------------------  ---------------  -------------------

Wireless communications:
    Cellular service                                 286                  223            28.3                   792
    Cellular equipment                                29                   23            26.1                    77
                                     -------------------  -------------------  ---------------  -------------------
                                                     315                  246            28.0                   869
                                     -------------------  -------------------  ---------------  -------------------

Cable and telecommunications                          60                   56             7.1                   176
Other                                                  3                   10           (70.0)                   12
                                     -------------------  -------------------  ---------------  -------------------

Sales and other revenues             $               694  $               604            14.9   $             1,965
                                     ===================  ===================  ===============  ===================




                                     Nine Months Ended
                                     -------------------
                                     September 30, 1995   Percent
                                     -------------------  --------
                                                          Change
                                                          --------

Directory and information services:
    Domestic                         $               784      5.4
    International                                     72     13.9
                                     -------------------  --------
                                                     856      6.1
                                     -------------------  --------

Wireless communications:
    Cellular service                                 616     28.6
    Cellular equipment                                60     28.3
                                     -------------------  --------
                                                     676     28.6
                                     -------------------  --------

Cable and telecommunications                         165      6.7
Other                                                 28    (57.1)
                                     -------------------  --------

Sales and other revenues             $             1,725     13.9
                                     ===================  ========


Media Group sales and other revenues increased 14.9 percent, to $694, and 13.9 percent, to $1,965, for the three- and nine-month periods ended September 30, 1996, respectively. The increases were primarily a result of strong growth in cellular service revenue.

Directory and Information Services Revenues related to Yellow Pages directory advertising increased $17, or 6.6 percent, and $51, or 6.7 percent, in the three- and nine-month periods ended September 30, 1996, respectively. The increases are largely a result of a 3.6 percent increase in revenue per local advertiser (primarily a result of price increases of approximately 4.0 percent) and a 1.9 percent increase in local advertisers. These increases were offset by the loss of revenue associated with exited products.

Form  10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

International directory publishing revenues increased $12 and $10 in the three- and nine-month periods ended September 30, 1996, respectively. The increases are primarily a result of publishing more directories in 1996 compared with the same periods in 1995.

Wireless Communications Cellular service revenues increased $63, or 28.3 percent, and $176, or 28.6 percent, in the three- and nine-month periods ended September 30, 1996, respectively. These increases are a result of a 43 percent increase in subscribers during the last twelve months, partially offset by an 11 percent drop (on a same property basis) in average revenue per subscriber to $54.00 per month. The increase in subscribers relates to continued growth in demand for wireless services.

Cellular equipment revenues increased $6, or 26.1 percent, and $17, or 28.3 percent, in the three- and nine-month periods ended September 30, 1996, respectively. The increases are primarily a result of an increase in unit sales associated with a 33 percent increase in gross customer additions in the first nine months of 1996, partially offset by a decrease in selling price per unit.

Cable and Telecommunications Cable and telecommunications revenues increased $6, or 11.1 percent, and $17, or 10.7 percent, in the three- and nine-month periods ended September 30, 1996, respectively. The increases give effect to a change in the method of recording franchise fees implemented in late 1995 as if it was in effect throughout 1995. A 4.6 percent increase in revenue per subscriber (primarily a result of rate increases) and a 6.0 percent increase in subscribers during the last twelve months were the primary factors underlying the revenue increases.

Form  10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

INCOME  FROM  OPERATIONS







                                     Three Months Ended    Three Months Ended              Nine Months Ended
                                     --------------------  --------------------            --------------------
                                     September 30, 1996    September 30, 1995    Percent   September 30, 1996
                                     --------------------  --------------------  --------  --------------------
                                                                                 Change
                                                                                 --------

Directory and information services:
    Domestic                         $               101   $               102      (1.0)  $               326
    International                                      3                    (3)        -                    (8)
                                     --------------------  --------------------  --------  --------------------
                                                     104                    99       5.1                   318
                                     --------------------  --------------------  --------  --------------------

Wireless communications                               90                    56      60.7                   200
Cable and telecommunications                          (1)                    7         -                    15
Other                                                (41)                  (15)        -                  (108)
-----------------------------------  --------------------  --------------------  --------  --------------------

Income from operations               $               152   $               147       3.4   $               425
                                     ====================  ====================  ========  ====================




                                     Nine Months Ended
                                     --------------------
                                     September 30, 1995    Percent
                                     --------------------  -------
                                                           Change
                                                           -------

Directory and information services:
    Domestic                         $               300       8.7
    International                                     (8)        -
                                     --------------------  -------
                                                     292       8.9
                                     --------------------  -------

Wireless communications                              131      52.7
Cable and telecommunications                          15         -
Other                                                (67)     61.2
-----------------------------------  --------------------  -------

Income from operations               $               371      14.6
                                     ====================  =======



During the three- and nine-month periods ended September 30, 1996, Media Group operating income increased 27.2 percent, to $187, and 19.5 percent, to $460, respectively. Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased 28.5 percent, to $266, and 19.4 percent, to $676, respectively, for the same periods. These results exclude the one-time effects of a third-quarter 1996 charge totaling $35 to reorganize and reduce headcount at domestic directories and international headquarters. Also excluded is a charge of $14 recorded in the first and second quarters of 1995 to exit certain domestic directories product lines. The increases were primarily a result of strong growth in wireless communications operations and decreased spending related to exited domestic directories product lines. The Media Group considers EBITDA an important indicator of the operational strength and performance of its businesses. EBITDA, however, should not be considered as an alternative to operating or net income as an indicator of the performance of the Media Group's businesses or as an alternative to cash flows from operating activities as a measure of liquidity, in each case determined in accordance with GAAP.

Form  10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Directory and Information Services During the three- and nine-month periods ended September 30, 1996, operating income related to domestic directory and information services increased 23.5 percent*, to $126, and 11.8 percent*, to $351, respectively, and EBITDA increased 23.1 percent*, to $133, and 12.7 percent*, to $374, respectively. Decreased spending in 1996, primarily related to exited product lines along with a decrease in the amount of Media Group corporate costs allocated to this line of business has contributed to these increases. The Yellow Pages EBITDA margin of 50 percent* in 1996, has remained unchanged from a year ago.

* These results exclude the one-time effects of a third-quarter 1996 charge of $25 to reorganize and reduce headcount in the domestic directories operation. Also excluded is a charge of $14 recorded in the first and second quarters of 1995 to exit certain domestic directories product lines.

Operating income for international directory publishing operations increased $6 in the third quarter primarily as a result of additional books published in the quarter.

Wireless Communications Cellular operating income increased 60.7 percent, to $90, and 52.7 percent, to $200, for the three- and nine-month periods ended September 30, 1996, respectively. Cellular EBITDA increased 49.4 percent, to $127, and 41.5 percent, to $307, for the same periods, respectively. The increases in operating income and EBITDA are a result of revenue increases associated with the rapidly expanding customer base combined with efficiency gains. The 1996 decline in revenue per customer of 11 percent, on a comparable basis, has been more than offset by decreases in the cost incurred to acquire a customer and the cost to support a customer. Support costs per customer decreased 19 percent and acquisition costs per customer added decreased 6 percent during the nine-month period ended September 30, 1996.

The cellular service EBITDA margin has increased to 44.4 percent and 38.8 percent for the three- and nine-month periods, respectively, compared with
38.1  percent  and 35.2 percent for the same periods a year ago, respectively.

Form  10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

In July 1994, U S WEST signed an agreement with AirTouch Communications, Inc. ("AirTouch") to combine their domestic cellular properties into a partnership in a multi-phased transaction. During Phase I, which commenced on November 1, 1995, the partners are operating their cellular properties separately. A Wireless Management Company has been formed and is providing centralized services to both companies on a contract basis. In Phase II, the partners will combine their domestic properties into a partnership, subject to
obtaining  certain  authorizations.    The  parties  are  seeking  to  obtain
regulatory and other approvals precedent to entering into Phase II. The passage of the Telecommunications Act of 1996 has removed significant regulatory barriers to completion of Phase II. Management expects the interests in the partnership will be approximately 74 percent AirTouch and 26 percent U S WEST (assuming contribution of all domestic cellular properties). The actual interests in the partnership at the commencement of Phase II depend, among other things, on the timing of the Phase II closing and the ability of the partners to combine their domestic properties. U S WEST's interest in the partnership will further adjust depending on the timing of the contribution of its PCS investment. The timing of such contribution is at U S WEST's discretion and will occur either at the closing of Phase II or a date selected by U S WEST, no later than mid-1998.

U S WEST has the right to convert its joint venture interest in the domestic cellular properties, valued on a private market basis, into ownership of AirTouch common shares at an appraised public value. In the event the value to be received by U S WEST exceeds 19.9 percent of AirTouch's outstanding common stock, U S WEST will receive the excess in the form of non-voting preferred stock. This right becomes exercisable upon the latter of: 1) completion of Phase II of the merger and 2) contribution of both U S WEST's and AirTouch's interests in PrimeCo Personal Communications ("PrimeCo") to the joint venture. The Company expects that these conditions will be met by early 1997.

Cable and Telecommunications Cable and telecommunications operating income decreased $8 during the three-month period. This decrease is primarily the result of increased depreciation expense associated with placing upgraded assets in service. During the nine-month period the increased depreciation was offset by an increase in EBITDA primarily related to rate increases and subscriber growth.

Other The decrease in other operating income is primarily a result of a decrease in the amount of Media Group corporate costs allocated to the Yellow Pages and cellular businesses and an increase in the amount of U S WEST corporate costs allocated to the Media Group. This decrease also includes a one-time third-quarter 1996 charge of $10 related to staff reductions at international headquarters.

Form  10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

INTEREST  EXPENSE  AND  OTHER






                                          Three Months Ended   Three Months Ended            Nine Months Ended
                                          -------------------  -------------------           --------------------
                                          September 30, 1996   September 30, 1995   Percent  September 30, 1996
                                          -------------------  -------------------  -------  --------------------
                                                                                    Change
                                                                                    -------

Interest expense                          $                30  $                29      3.4  $                80
Equity losses in unconsolidated ventures                   81                   38        -                  224
Guaranteed minority interest expense                       12                    2        -                   36
Other income (expense) - net                               10                    6     66.7                  (24)




                                          Nine Months Ended
                                          -------------------
                                          September 30, 1995   Percent
                                          -------------------  --------
                                                               Change
                                                               --------

Interest expense                          $                89    (10.1)
Equity losses in unconsolidated ventures                  128     75.0
Guaranteed minority interest expense                        2        -
Other income (expense) - net                               24        -


Interest expense increased $1 and decreased $9 for the three- and nine-month periods, respectively. Increased interest expense related to issuing Debt Exchangeable for Common Stock ("DECS") in 1995 and 1996 was offset during the three-month period, and more than offset during the nine-month period, by an increase in interest capitalized related to the domestic PCS and international Malaysian investments.

Equity losses increased $43 and $96 for the three- and nine-month periods, respectively. The increases are predominantly a result of increased financing costs associated with expansion of the network at TeleWest and start-up and other costs associated with new international investments. The Media Group's domestic PCS investment also contributed to the increase in losses. The Media Group expects losses related to international ventures will be significant in 1996.

Guaranteed minority interest expense reflects the September 11, 1995 issuance of Preferred Securities totaling $600.

Other income (expense) increased $4 and decreased $48 for the three- and nine-month periods, respectively. The third-quarter increase is primarily a result of costs associated with a recapitalization in 1995. A second-quarter 1996 pre-tax charge of $31, associated with the sale of the Company's cable television interests in Norway, Sweden and Hungary, contributed significantly to the increase in other expense during the nine-month period.

Form  10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

PROVISION  FOR  INCOME  TAXES






                            Three Months Ended   Three Months Ended             Nine Months Ended     Nine Months Ended
                            -------------------  -------------------            --------------------  --------------------
                            September 30, 1996   September 30, 1995   Percent   September 30, 1996    September 30, 1995
                            -------------------  -------------------  --------  --------------------  --------------------
                                                                      Change
                                                                      --------

Provision for income taxes  $                21  $                51    (58.8)  $                51   $               103
Effective tax rate                            -                    -        -                  83.6%                 58.5%






                            Percent
                            --------
                            Change
                            --------

Provision for income taxes    (50.5)
Effective tax rate                -



The increase in the effective tax rate reflects the impact of lower pretax income in relationship to goodwill amortization, primarily related to the acquisition of the Atlanta Systems, and foreign income taxes. These relationships can vary significantly during the year depending on the level of pretax income.

NET  INCOME

Net income of the Media Group decreased $11, to $18, and $59, to $10, for the three- and nine- month periods ended September 30, 1996, respectively. The decreases are primarily a result of the third-quarter 1996 after-tax charge totaling $21 to reorganize and reduce headcount related to domestic directories and international headquarters and the second-quarter 1996 after-tax charge of $19 related to the sale of the Company's cable television interests in Norway, Sweden and Hungary. Increased losses associated with unconsolidated international ventures also contributed to the decrease in net income. These decreases in net income were partially offset by improvement in the wireless communications business.

LIQUIDITY  AND  CAPITAL  RESOURCES

Operating  Activities

Cash provided by operating activities of the Media Group decreased $44 in the first nine months of 1996, compared with 1995. Growth in EBITDA was more than offset by higher federal income tax payments associated with lower tax benefits from the TWE partnership and higher interest payments in 1996.

Investing  Activities

Capital expenditures of the Media Group were $361 for the first nine months of 1996. The majority of expenditures in 1996 were devoted to the enhancement and expansion of the cellular network and upgrade of the Atlanta cable systems to 750 megahertz capacity.

Form  10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Investments in international ventures were $227 for the first nine months of 1996. Significant 1996 investments include loans provided to the PCS investment in the United Kingdom, Mercury One 2 One ("One 2 One") and the purchase of a 23 percent interest in a venture to provide wireless service in Poland. Domestically, the Media Group invested $50 to fund the network build activities at PrimeCo.

In connection with its review of the financial and operating performance, market value and capital requirements of its international investment portfolio, management has identified certain investments it believes are appropriate to sell or restructure under acceptable terms. Management expects that sales proceeds could approximate $400 in the next two years. As a result, the Company: 1) sold its cable television interests in Hungary, Norway and Sweden and recorded a second-quarter pretax charge of $31 associated with the sale; and 2) in October 1996, the Company increased its ownership in a cable television joint venture in the Czech Republic to approximately 94 percent.

U  S  WEST  from  time  to  time  engages in preliminary discussions regarding
acquisitions,  dispositions  and  other  similar  transactions.    Any  such
transaction may include, among other things, the transfer of certain assets, businesses or interests, or the incurrence or assumption of indebtedness, and could be material to the financial condition and results of operations of U S WEST and the Media Group. There is no assurance that any such discussions will result in the consummation of any such transaction.

Financing  Activities

Debt increased $253 as of September 30, 1996, compared with December 31, 1995.
 The increase is primarily a result of the second-quarter 1996 issuance of $254 of exchangeable notes, or DECS, due May 15, 1999. Upon maturity, each DECS will be mandatorily redeemed by U S WEST for shares of Financial Security Assurance Holdings Ltd. ("FSA") held by U S WEST or the cash equivalent, at U S WEST's option. The capital assets segment currently owns approximately 40 percent of the outstanding FSA common stock.

On  October  29,  1996,    the Company refinanced commercial paper through the
issuance of 8.25 percent Trust Originated Preferred Securities totaling $480. The payment of interest and redemption amounts to holders of the securities are fully and unconditionally guaranteed by U S WEST.

U S WEST has commitments and debt guarantees associated with its international investments in the principal amount of approximately $600. In addition, a wholly owned subsidiary of U S WEST has guaranteed debt associated with its international investment in the principal amount of approximately $230 and U S WEST guaranteed certain commitments related to its domestic PCS investment of approximately $75.

Excluding debt associated with the capital assets segment, the Media Group's percentage of debt to total capital at September 30, 1996, was 31.5 percent compared with 29.1 percent at December 31, 1995. Including debt associated with the capital assets segment, Preferred Securities and other preferred stock, the Media Group's percentage of debt to total capital was 44.1 percent at September 30, 1996 compared with 44.2 percent at December 31, 1995.

Form  10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share amounts), continued

On February 27, 1996, U S WEST announced a definitive agreement to merge with Continental Cablevision, Inc. ("Continental"). Continental is the nation's third-largest cable operator. U S WEST will purchase all of Continental's stock for approximately $4.7 to $4.8 billion and will assume Continental's debt and other obligations, the market value of which amounted to approximately $6.5 billion as of June 30, 1996. Consideration for the $4.7 to $4.8 billion in equity will consist of approximately $1 billion liquidation value ($927 million at market value) of U S WEST preferred stock convertible to Media Group common stock; and, at U S WEST's option, between $1 billion and $1.5 billion in cash, and $2.3 billion to $2.7 billion in shares of Media Group common stock. This reflects an October 7, 1996 amendment whereby the two companies effectively fixed the number of shares of Media Group common stock to be issued in the transaction. The transaction is subject to shareholder vote and is expected to close in the fourth quarter of 1996. See Pro Forma Condensed Combined Financial Statements in the Company's Registration Statement on Form S-4 (Reg. No. 333-13901) for further information on the transaction with Continental.

During October 1996, in connection with U S WEST's planned merger with Continental, Duff & Phelps and Fitch each lowered U S WEST's credit ratings. The senior unsecured debt ratings were lowered to triple-B-plus, the Preferred Securities were lowered to triple-B, the liquid yield option notes were lowered to triple-B and the commercial paper ratings were lowered to D-2 and F-2. The credit ratings are being reviewed by Moody's which may result in a downgrading.

The Media Group expects that cash from operations will not be adequate to fund expected cash requirements in the foreseeable future. Additional financing will come primarily from new debt.

Form  10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

SELECTED  PROPORTIONATE  DATA

The following table is not required by GAAP or intended to replace the Combined Financial Statements prepared in accordance with GAAP. It is presented supplementally because the Company believes that proportionate data facilitates the understanding and assessment of its Combined Financial Statements. The table does not reflect financial data of the capital assets segment, which had net assets of $404 at September 30, 1996 and $429 at December 31, 1995. The financial information included below departs materially from GAAP because it aggregates the revenues and operating income of entities not controlled by the Media Group with those of the consolidated operations of the Media group.







                                     Cable and       Wireless          Directory and Infor-   Corp &
                                     Telecomm.       Communications    mation Services        Other     Total
                                     --------------  ----------------  ---------------------  --------  ------
Dollars in millions                  Dom. (1)<F1>    Int'l             Dom.                   Int'l     Dom.    Int'l
-----------------------------------  --------------  ----------------  ---------------------  --------  ------  -------

THREE MONTHS ENDED
SEPTEMBER 30, 1996
Revenue                              $         753   $            57   $                 286  $   111   $  276  $   54   $ 3
Operating income (loss)                         49               (43)                     73      (22)     101       -    (7)
Net income (loss)                              (18)              (51)                     46      (28)      59       3     7

EBITDA (2) <F2>                                176               (16)                    106        1      108       5    (5)
Subscribers/Advertisers
 (thousands)                                 3,023               647                   1,664      419      482     264     -

THREE MONTHS ENDED
SEPTEMBER 30, 1995 (3)<F3>
Revenue                              $         649   $            32   $                 221  $    75   $  264  $   28   $11
Operating income (loss)                         55               (21)                     49      (16)     102      (6)    7
Net income (loss)                              (11)              (23)                     24      (16)      65      (6)   (4)

EBITDA (2)<F2>                                 156               (10)                     76        -      108      (3)   10
Subscribers/Advertisers (thousands)          2,790               599                   1,162      271      473     254     -







Dollars in millions
-----------------------------------

THREE MONTHS ENDED
SEPTEMBER 30, 1996
Revenue                              $1,540
Operating income (loss)                 151
Net income (loss)                        18

EBITDA (2) <F2>                         375
Subscribers/Advertisers
 (thousands)                          6,499

THREE MONTHS ENDED
SEPTEMBER 30, 1995 (3)<F3>
Revenue                              $1,280
Operating income (loss)                 170
Net income (loss)                        29

EBITDA (2)<F2>                          337
Subscribers/Advertisers (thousands)   5,549

Form  10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

SELECTED  PROPORTIONATE  DATA  (CONTINUED)






                             Cable and       Wireless          Directory and Infor-   Corp &
                             --------------  ----------------  ---------------------  --------
                             Telecomm.       Communications    mation Services        Other     Total
                             --------------  ----------------  ---------------------  --------  ------
Dollars in millions          Dom. (1)<F1>    Int'l             Dom.                   Int'l     Dom.    Int'l
---------------------------  --------------  ----------------  ---------------------  --------  ------  -------

NINE MONTHS ENDED
SEPTEMBER 30, 1996
Revenue                      $       2,168   $           157   $                 787  $   298   $  826  $  131   $  9   $4,376
Operating income (loss)                172              (115)                    154      (63)     327      (7)   (37)     431
Net income (loss)                      (26)             (157)                     88      (70)     193      (9)    (9)      10

EBITDA (2)<F2>                         516               (36)                    253        1      349       5    (30)   1,058

NINE MONTHS ENDED
SEPTEMBER 30, 1995 (3)<F3>
Revenue                      $       1,890   $            82   $                 580  $   200   $  784  $   72   $ 27   $3,635
Operating income (loss)                132               (64)                    112      (62)     300     (15)     6      409
Net income (loss)                      (39)              (36)                     56      (76)     186     (11)   (11)      69

EBITDA (2)<F2>                         431               (34)                    188      (25)     318      (7)    14      885

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

Form  10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

PROPORTIONATE RESULTS OF OPERATIONS - THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH 1995

Proportionate Media Group revenues increased 20 percent, to $1.5 billion and $4.4 billion, for the three- and nine-month periods ended September 30, 1996, respectively. Proportionate EBITDA increased 22 percent, to $410* and $1.1 billion*, for the same periods. Strong growth in domestic cable and telecommunications and wireless communications contributed to the increases. Subscribers/advertisers increased 17 percent to 6.5 million over the last
twelve  months.    Strong  growth  in  domestic  wireless  and  international operations  contributed  to  the  increase  in  subscribers/advertisers.

Cable and Telecommunications Proportionate revenues for the domestic cable and telecommunications operations increased 16 percent, to $753, and 15 percent, to $2.2 billion, for the three- and nine-month periods, respectively. Proportionate EBITDA increased 13 percent, to $176, and 20 percent, to $516, for the same periods. Proportionate revenue and EBITDA growth is primarily due to double-digit growth in the TWE cable, programming and filmed entertainment operations combined with Media Group domestic cable overhead reductions. TWE cable growth is attributed to rate increases and subscriber growth of 4.0 percent, on a comparable basis.

International cable and telecommunications proportionate revenues increased 78 percent, to $57, and 91 percent, to $157, for the three- and nine-month periods, respectively. Proportionate EBITDA remained nearly unchanged* for the same periods. Increases at TeleWest U.K. combined with new investments in the Netherlands, Czech Republic, Malaysia and Indonesia contributed significantly to the increase in proportionate revenues. Proportionate EBITDA gains at TeleWest U.K. were offset by losses related to new investments.

Proportionate subscribers to the international cable properties grew to 647,000, a 41 percent increase from a year ago, excluding subscribers related to the Company's cable television interests in Norway, Sweden and Hungary which were sold in the third-quarter 1996. This increase includes the effect of subscriber growth and the fourth-quarter 1995 merger of TeleWest and SBC Cable Comms (UK).

Wireless Communications Proportionate revenues for the domestic cellular operations increased 29 percent, to $286, and 36 percent, to $787, for the three- and nine-month periods, respectively. Proportionate EBITDA increased 39 percent, to $106, and 35 percent, to $253, for the same periods. Excluding domestic PCS results, domestic cellular proportionate EBITDA grew 48 percent and provided a cellular service EBITDA margin of 44 percent in third-quarter 1996.

Form  10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

The increases are due to a 43 percent increase in proportionate subscribers partially offset by an approximate 11 percent decrease, on a comparable basis, in average revenue per subscriber.

Proportionate revenues for the international wireless operations increased 48 percent, to $111, and 49 percent, to $298, for the three- and nine-month periods, respectively. Proportionate EBITDA increased significantly* during the nine-month period. Strong results from One 2 One and Westel 900, a Hungarian cellular operation, contributed to the increases in proportionate revenues and EBITDA.

Proportionate subscribers to international wireless joint ventures in the United Kingdom, Hungary, the Czech Republic, Slovakia, Russia, Malaysia and
Poland grew to 419,000 at September 30, 1996, a 55 percent increase from a year ago. This strong growth was primarily related to Malaysian, Hungarian and Czech and Slovak Republics ventures.

Directory  and  Information  Services    Proportionate  revenues  for domestic
directory and information services increased 5 percent for the three- and nine-month periods, respectively. EBITDA increased 23 percent, to $133*, and 13 percent, to $374*, respectively. Decreased spending in 1996, primarily related to exited product lines along with a decrease in the amount of Media Group corporate costs allocated to this line of business has contributed to these increases. The Yellow Pages EBITDA margin of 50 percent* in 1996, has remained unchanged from a year ago.

Proportionate revenues for international directories businesses almost doubled for both the three- and nine-month periods, respectively. Proportionate
EBITDA increased $9* and $13* for the same periods. The increases are a result of a new investment in a Brazilian directories operation.



*These results exclude the one-time effects of a third-quarter 1996 charge of $25 to reorganize and reduce headcount in the domestic directories operation and a charge of $10 to reduce headcount at international headquarters. The international charge has been allocated to the international cable, wireless and directories lines of business in the amounts of $6, $3 and $1, respectively. Also excluded is a charge of $14 recorded in the first and second quarters of 1995 to exit certain domestic directories product lines.

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

On April 29, 1996, the Court stayed the rate decreases ordered by the WUTC. The Court granted the stay pending a decision on U S WEST Communications' appeal. Effective May 1, 1996, U S WEST Communications began collecting
revenues  subject  to  refund  with  interest.                        U S WEST
Communications expects its appeal to be successful and plans not to accrue any of the amounts subject to refund. However, an adverse judgment on the appeal would have a significant impact on U S WEST Communications' future results of operations. The Company expects the Court to rule on the appeal in November 1996.

Item  6.    Exhibits  and  Reports  on  Form  8-K

(a)    Exhibits

Exhibit
Number

10(a)       Amendment to Agreement and Plan of Merger, dated as of October 7,
1996,  among  U  S  WEST,  Inc.,  a  Delaware  corporation, Continental Merger
Corporation, a Delaware corporation, and Continental Cablevision, Inc., a Delaware corporation.

10(b)       Amendment No. 1 to Stockholders' Agreement, dated as of October 7,
1996, among the stockholders of Continental Cablevision, Inc. named therein and U S WEST, Inc. (Exhibit 10-B to the Registrant's Registration Statement on
Form    S-4,  File  No.  333-13901.)

11     Statement regarding computation of earnings per share of U S WEST, Inc.

12     Statement regarding computation of earnings to fixed charges ratio of U
S  WEST,  Inc.

27          Financial  Data  Schedule

(b)    Reports  on  Form  8-K  filed  during  the  third  quarter

(i) Form 8-K report dated July 25, 1996, concerning the releases of earnings issued on July 25, 1996 by U S WEST Communications Group, and on July 26, 1996 by U S WEST Media Group, for the second quarter ended June 30, 1996,

(ii) Form 8-K report dated October 7, 1996, concerning the press release regarding the closing date for the merger of U S WEST Media Group and Continental Cablevision,

(iii) Form 8-K report dated October 15, 1996, concerning the consolidated financial statements of Continental Cablevision, Inc. and its subsidiaries of December 31, 1995 and 1996 and June 30, 1996 and for the years ended December 31, 1993, 1994 and 1995 and the six months ended June 30, 1995 and 1996, and the audited proforma condensed combined financial statements of U S WEST, Inc. as of June 30, 1996 and for the year ended December 31, 1995 and the six months ended June 30, 1996, and

(iv) Form 8-K report dated October 23, 1996, concerning the releases of earnings issued on October 23, 1996 by U S WEST Communications Group, and on October 25, 1996 by U S WEST Media Group, for the third quarter ended September 30, 1996.

                                  SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




     /S/    Michael  P.  Glinsky


November  13,  1996          U  S  WEST,  Inc.
     Michael  P.  Glinsky
     Executive  Vice  President  and
     Chief  Financial  Officer