Form 10-K405
period 1996-12-31
US WEST INC
filed 1997-03-28
CIK 732718

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                           --------------------------

                                   FORM 10-K

    /X/                    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                                      SECURITIES EXCHANGE ACT OF 1934
                                FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                                    OR
    / /                  TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                                      SECURITIES EXCHANGE ACT OF 1934
                             FOR THE TRANSITION PERIOD FROM                 TO
                                        COMMISSION FILE NO. 1-8611

                                 U S WEST, INC.

 A DELAWARE CORPORATION   I.R.S. EMPLOYER IDENTIFICATION
                                  NO. 84-0926774
   7800 EAST ORCHARD ROAD, ENGLEWOOD, COLORADO 80111
            TELEPHONE NUMBER (303) 793-6500

                           --------------------------

          Securities registered pursuant to Section 12(b) of the Act:

                                                                               NAME OF EACH EXCHANGE ON
                            TITLE OF EACH CLASS                                    WHICH REGISTERED
---------------------------------------------------------------------------  -----------------------------
U S WEST Communications Group Common Stock                                   New York Stock Exchange
($0.01 per share, par value)                                                 Pacific Stock Exchange
U S WEST Media Group Common Stock                                            New York Stock Exchange
($0.01 per share, par value)                                                 Pacific Stock Exchange
Liquid Yield Option Notes, due 2011                                          New York Stock Exchange
(convertible to common stock under certain circumstances)
7.96% Trust Originated Preferred Securities                                  New York Stock Exchange
(Liquidation Amount $25 per Preferred Security)
8.25% Trust Originated Preferred Securities                                  New York Stock Exchange
(Liquidation Amount $25 per Preferred Security)
U S WEST Series D Convertible Preferred Stock                                New York Stock Exchange
($1.00 per share, par value)

                           --------------------------

          Securities registered pursuant to Section 12(g) of the Act:
                                      None

    At January 31, 1997, 480,824,958 shares of U S WEST Communications Group common stock and 606,095,033 shares of U S WEST Media Group common stock were outstanding.

    At January 31, 1997, the aggregate market value of the U S WEST Communications Group voting stock held by non-affiliates was approximately $15,705,692,598, and the aggregate market value of the U S WEST Media Group voting stock held by non-affiliates was approximately $11,164,731,957.

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES _X_ NO ____

                      DOCUMENTS INCORPORATED BY REFERENCE.

    Portions of the Registrant's 1996 Annual Report to Shareholders are incorporated by reference into Parts I, II and IV.

    Portions of the Registrant's definitive Proxy Statement dated April 7, 1997, to be issued in connection with the 1997 Annual Meeting of Shareholders are incorporated by reference into Parts II and III.

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS
                                     PART I

   ITEM                                                                                                               PAGE
   -----                                                                                                              -----
        1.   Business............................................................................................           1
        2.   Properties..........................................................................................           8
        3.   Legal Proceedings...................................................................................           8
        4.   Submission of Matters to a Vote of Security Holders.................................................           8

                                                           PART II

        5.   Market for the Registrant's Common Equity and Related Stockholder Matters...........................           9
        6.   Selected Financial Data.............................................................................           9
        7.   Management's Discussion and Analysis of Financial Condition and Results of Operations...............           9
        8.   Consolidated Financial Statements and Supplementary Data............................................           9
        9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure................           9

                                                           PART III

       10.   Directors and Executive Officers of the Registrant..................................................          10
       11.   Executive Compensation..............................................................................          10
       12.   Security Ownership of Certain Beneficial Owners and Management......................................          10
       13.   Certain Relationships and Related Transactions......................................................          10

                                                           PART IV

       14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K....................................          11
             Independent Accountants' Reports....................................................................          16

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

    U S WEST, Inc. ("U S WEST" or the "Company") is incorporated under the laws of the State of Delaware and has its principal executive offices at 7800 East Orchard Road, Englewood, Colorado 80111, telephone number (303) 793-6500. U S WEST is a diversified global communications company, and conducts its operations through U S WEST Communications Group ("Communications Group") and U S WEST Media Group ("Media Group"). (Financial information concerning U S WEST's operations is set forth in the Consolidated Financial Statements and Notes thereto, which begin on page A-24.) U S WEST and its subsidiaries had 69,286 employees at December 31, 1996.

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

RECENT DEVELOPMENTS

    MERGER OF CONTINENTAL CABLEVISION, INC. On November 15, 1996, Continental Cablevision, Inc. ("Continental") was merged into a wholly owned subsidiary of U S WEST (the "Merger"). Continental, the nation's third largest cable operator, serves 4.5 million domestic customers and passes 7.4 million domestic homes. Continental holds significant domestic and international investments, including a 50 percent interest in a cable venture in Argentina and a 25 percent interest in a cable venture in Singapore; an 11.5 percent interest in Teleport Communications Group, a 10 percent interest in PRIMESTAR, a direct broadcast satellite service; telephone access businesses in Florida and Virginia; and interests in programming that include Time Warner, Inc., E! Entertainment Television and the Golf Channel. The aggregate consideration paid by Media Group to shareowners of Continental consisted of 150,615,000 shares of Media Stock valued at $2.59 billion, 20,000,000 shares of U S WEST Series D Preferred Stock with a market value of $920 million and $1.15 billion in cash. In connection with the Merger, U S WEST also assumed all of Continental's outstanding indebtedness and other liabilities, which approximated $7.0 billion at November 15, 1996, for a total purchase price of $11.7 billion.

    RECAPITALIZATION PLAN. On October 31, 1995, the shareowners of U S WEST, Inc., a Colorado corporation ("U S WEST Colorado") voted to approve a proposal (the "Recapitalization Plan") adopted by the Board of Directors to reincorporate from Colorado to Delaware and create two classes of common stock that are intended to reflect separately the performance of the communications and multimedia businesses. Under the Recapitalization Plan, shareowners approved an Agreement and Plan of Merger between U S WEST Colorado and U S WEST, pursuant to which U S WEST continues as the surviving corporation. In connection with the merger, the Certificate of Incorporation of U S WEST has been amended and restated to, among other things, designate two classes of common stock of U S WEST, one class of which is authorized as U S WEST Communications Group Common Stock ("Communications Stock"), and the other class is authorized as U S WEST Media Group Common Stock ("Media Stock").

Effective November 1, 1995, each share of common stock of U S WEST Colorado was converted into one share of Communications Stock and one share of Media Stock.

    The Communications Stock and Media Stock are designed to provide shareowners with separate securities that are intended to reflect separately the communications businesses of U S WEST Communications and certain other subsidiaries of the Communications Group, and the multimedia businesses of the Media Group.

    The Communications Group is comprised of U S WEST Communications, U S WEST Communications Services, Inc., U S WEST Federal Services, Inc., U S WEST Advanced Technologies, Inc., U S WEST Business Resources, Inc. and U S WEST Long Distance, Inc. U S WEST Communications comprised approximately 97 percent of the revenues and 98 percent of the assets of the Communications Group in 1996.

    The Media Group is comprised of U S WEST Dex, Inc. (formerly U S WEST Marketing Resources Group, Inc.), a publisher of White and Yellow Pages telephone directories and other information services including database marketing and other interactive services, U S WEST NewVector Group, Inc., which provides communications and information products and services over wireless networks, U S WEST Multimedia Communications, Inc., which owns domestic cable television operations and investments, and U S WEST International Holdings, Inc., which primarily owns investments in international cable and telecommunications, wireless communications and directory publishing operations. Continental has also been a part of the Media Group since November 15, 1996.

    Dividends paid to the owners of Communications Stock are currently $0.535 per share per quarter. Dividends on the Communications Stock will be paid at the discretion of the Board of Directors of U S WEST, based primarily upon the financial condition, results of operations and business requirements of the Communications Group and the Company as a whole. With regard to the Media Stock, the Board of Directors of U S WEST currently intends to retain future earnings, if any, for the development of the Media Group's businesses and does not anticipate paying dividends on the Media Stock in the foreseeable future.

COMMUNICATIONS GROUP

    OPERATIONS. The principal types of telecommunications services offered by the Communications Group are (i) local telephone services, (ii) exchange access services (which connects customers to the facilities of carriers, including long-distance providers and wireless operators), and (iii) long-distance network services within Local Access and Transport Areas ("LATAs") in the Communications Group Region. For the year ended December 31, 1996, local service, exchange access service and intraLATA long-distance network service accounted for 36.9%, 25.4% and 8.5%, respectively, of the sales and other revenues of U S WEST. At December 31, 1996, U S WEST Communications had approximately 15,424,000 telephone network access lines in service, a 4.3% increase over year-end 1995. Excluding the effect of the sales of approximately 113,000 rural telephone access lines during 1996, access lines increased 5.0% over year-end 1995. In 1996, revenues from a single customer, AT&T Corp., accounted for approximately 10% of the sales and other revenues of the Communications Group.

    U S WEST Communications incurred capital expenditures of approximately $2.8 billion in 1996 and expects to incur approximately $2.5 billion in 1997. The 1996 capital expenditures of U S WEST Communications were substantially devoted to the continued modernization of telephone plant, to improve customer services, to accommodate additional line capability in several states, and to enter the personal communications services ("PCS") market.

    THE RESTRUCTURING PLAN. U S WEST announced in 1993 that U S WEST Communications would implement a plan (the "Restructuring Plan") designed to provide faster, more responsive customer services while reducing the cost of providing these services. The Restructuring Plan is expected to be substantially completed by the end of 1997. See "Restructuring Charge" under Management's Discussion and Analysis of Financial Condition and Results of Operations on p. B-8.

    REGULATION. U S WEST Communications is subject to varying degrees of regulation by state commissions with respect to intrastate rates and service, and access charge tariffs. U S WEST is also subject to the jurisdiction of the Federal Communications Commission (the "FCC") with respect to interstate access tariffs (that specify the charges for the origination and termination of interstate communications) and other matters.

    U S WEST's interstate services have been subject to price-cap regulation by the FCC since January 1991. Price caps are an alternative form of regulation designed to limit prices rather than profits. The FCC's price cap plan includes sharing of earnings in excess of authorized levels. The price cap plan has resulted in reduced access prices paid by interexchange carriers to local exchange carriers. The price cap index for most services is annually adjusted for inflation, productivity level and exogenous costs. The price cap plan provides for three productivity options, including a no-sharing option, and for increased flexibility for adjusting prices downward in response to competition. In 1996 and 1995, the Communications Group selected the lowest productivity option in determining prices. Current deliberations by the FCC on access charge reform and universal service will likely affect the nature and duration of the interim rules on price cap regulation.

    U S WEST Communications is currently working with state regulators to gain approval of various initiatives, including efforts to rebalance prices, achieve accelerated capital recovery and eliminate subsidies.

    State and local regulatory authorities may also regulate certain terms and conditions of the offering of wireless services, such as the siting and construction of transmitter towers, antennas and equipment shelters and zoning and building permit approvals. See "Regulatory Environment" under Management's Discussion and Analysis of Financial Condition and Results of Operations on p. B-13.

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

    The Telecommunications Act of 1996, enacted into law on February 8, 1996, will dramatically alter the competitive landscape of the telecommunications industry by permitting competition among local telephone companies, long-distance companies and cable companies. The Communications Group believes that its competitors will initially target high-volume business customers in densely populated urban areas. The resulting loss of local service customers could affect multiple revenue streams and could have a material, adverse effect on the Communications Group's operations. Court and state regulatory commission deliberations on interconnnection rates, as well as the FCC's current deliberations on access charge reform, could also result in significant changes in revenues received from long-distance carriers and other competitors. However, the Communications Group expects to counter this competitive threat by expanding services to include new retail as well as wholesale markets. Planned future service offerings include interLATA long-distance services, wireless PCS, and interconnection services provided to competing providers of local services. The Communications Group's ability to bundle local, long-distance, wireless PCS and other services will also provide a competitive advantage against emerging local service competitors.

    Technological advancements will also increase competition in the future. Current competitors, including CAPs and interexchange carriers, are positioning themselves to offer local exchange services. New competitors that are affiliates of cable television companies and power companies also are expected to play a greater role in offering local exchange services. In addition to local exchange services, competitors are expected to offer services that will compete with those U S WEST Communications plans to offer, including video programming and interactive multimedia services. Services offered by cellular and PCS operators also will compete with existing and future services of U S WEST Communications, including future wireless PCS services. AT&T's entrance into the wireless communications business through its acquisition of McCaw Cellular Communications, Inc. may create increased competition in local exchange as well as wireless services. The loss of local exchange customers to competitors could affect multiple revenue streams of U S WEST Communications.

MEDIA GROUP

    OPERATIONS. The Media Group is comprised of (i) cable and telecommunications network businesses outside of the Communications Group Region and internationally, (ii) domestic and international wireless communications network businesses and (iii) domestic and international directory and information services businesses. For the year ended December 31, 1996, domestic and international directory and information services businesses accounted for 10% of the sales and other revenues of U S WEST.

    CABLE AND TELECOMMUNICATIONS. On November 15, 1996, Continental was merged into a wholly owned subsidiary of U S WEST. Continental, the nation's third largest cable operator, serves 4.5 million domestic customers and passes 7.4 million domestic homes. Continental holds significant domestic and international investments, including a 50 percent interest in a cable venture in Argentina, a 25 percent interest in a cable venture in Singapore; an 11.5 percent interest in Teleport Communications Group, a 10 percent interest in PRIMESTAR, a direct broadcast satellite service; telephone access businesses in Florida and Virginia; and interests in programming that include Time Warner, Inc., E! Entertainment Television and the Golf Channel. The Media Group's other domestic cable and telecommunications operations are conducted through U S WEST Multimedia Communications, Inc. ("U S WEST Multimedia") and consist of domestic cable properties and investments outside of the Communications Group Region, including U S WEST Multimedia's ownership of cable systems in the Atlanta, Georgia metropolitan area (the "Atlanta Systems") and its investment in Time Warner Entertainment Company L.P. ("TWE"), the second largest provider of cable television services in the United States.

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

    U S WEST International, through subsidiaries, owns a 26.8 percent interest in Telewest Communications plc ("Telewest"), the largest provider of combined cable and telecommunications services in the United Kingdom. In 1995, Telewest Communications plc merged its cable television and telephony interests with SBC CableComms (UK). An affiliate of Tele-Communications, Inc. ("TCI International") also owns a 26.8 percent interest in Telewest, with the remaining interests held by the public.

    WIRELESS COMMUNICATIONS. U S WEST NewVector Group, Inc. ("NewVector") provides cellular services to customers over wireless networks in 12 western and midwestern states located primarily in the Communications Group Region. NewVector's cellular services provide customers with high-quality and readily available two-way communications services that interconnect with local and long-distance telephone networks. As of December 31, 1996, NewVector had approximately two million cellular customers, a 40 percent increase from December 31, 1995.

    In 1994, the Company entered into a definitive agreement with AirTouch Communications, Inc. ("AirTouch") to combine their domestic cellular assets into a partnership in a multi-phased transaction. During Phase I, which commenced on November 1, 1995, the partners are operating their cellular properties separately. A Wireless Management Company (the "WMC") has been formed and is providing services to both companies on a contract basis. In Phase II, the partners will combine their domestic properties, subject to certain authorizations and partnership approvals. The passage of the Telecommunications Act of 1996 has removed significant regulatory barriers to the completion of Phase II. In February 1997, the King County Superior Court in Washington state ruled that U S WEST violated the terms of its partnership agreement with its minority partners in the Seattle market by entering into the joint venture agreement with AirTouch. U S WEST has obtained a stay of the ruling pending its appeal. Similar litigation has been filed in other jurisdictions regarding other cellular partnerships by the same minority partner that brought the Seattle litigation. The Company believes that it will ultimately be successful in all such litigation. U S WEST expects that Phase II closing will occur in the second half of 1997.

    Upon the implementation of Phase II, management expects the interests in this cellular joint venture will be approximately 74 percent AirTouch and approximately 26 percent U S WEST (assuming contribution of all domestic cellular properties). The actual interests in the joint venture at commencement of Phase II depend, among other things, on the timing of the Phase II closing and the ability of the partners to combine their domestic properties. U S WEST's interests will further adjust depending on the timing of the contribution of its investment in PrimeCo Personal Communications L.P. ("PrimeCo"). The timing of such contribution is at U S WEST's discretion and will occur either at the closing of Phase II or a date selected by U S WEST, no later than mid-1998.

    U S WEST has the right to convert its joint venture interest in the domestic cellular properties into AirTouch stock ("Phase III"). U S WEST's interests will be valued on a private market basis and the AirTouch common stock received by U S WEST will be based on a fair public market value. In the event the value to be received by U S WEST exceeds 19.9 percent of AirTouch's outstanding common stock, U S WEST will receive the excess in the form of non-voting preferred stock. U S WEST has the right to initiate Phase III upon completion of Phase II and the contribution of both U S WEST's and AirTouch's interests in PrimeCo to the joint venture.

    The Media Group has entered into a venture with AirTouch, Bell Atlantic and NYNEX to form a strategic national marketing and technical alliance. The Media Group has entered into a separate venture with the same partners to provide personal communications services. In November 1996, PrimeCo launched PCS service that reaches 32 million people in 16 major cities nationwide. The venture purchased 11 licenses in the FCC PCS auction, covering 58 million people in Chicago, Dallas, Honolulu, Houston, Jacksonville, Miami, Milwaukee, New Orleans, Richmond, San Antonio and Tampa.

    U S WEST International, through subsidiaries, owns 50 percent of One 2 One (formerly Mercury One 2 One), a 50-50 joint venture between subsidiaries of U S WEST International and Cable & Wireless plc. One 2 One operates a PCS system in the United Kingdom. One 2 One's PCS is a digital cellular communications service designed to offer consumers higher quality service, increased privacy and more features at lower prices than existing cellular communications systems. One 2 One's customers increased 45 percent in 1996 and account for 50 percent of the Media Group's international wireless customers. U S WEST International also owns interests in wireless communications systems or investments in several countries, including Malaysia, Russia, Hungary, the Czech Republic, the Slovak Republic, India and Poland.

    DIRECTORY AND INFORMATION SERVICES. The Media Group, through U S WEST Dex, provides directory publishing as well as database marketing and interactive services. U S WEST Dex publishes, prints and sells advertising in approximately 320 White and Yellow Pages directories in the Communications Group Region. U S WEST Dex's growth strategy is to increase its advertiser base through expanded marketing efforts, the expansion of core products, such as new targeted directories for specific neighborhoods or industries and development of new directory features, and the development and packaging of new information products, such as local audiotext services. U S WEST Dex's directory publishing business had revenue growth of approximately 7.4 percent in 1996.

    U S WEST Dex also provides database marketing services that enable businesses to segment and target customers and is developing the capability to provide one-to-one marketing over interactive networks. In the future U S WEST Dex plans to develop, package, market and distribute integrated, interactive communications, entertainment, information and transaction services over networks operated by the Media Group and others, including the networks of the Communications Group in the Communications Group Region. The Media Group is evaluating opportunities in new markets, including the full scale rollout of the Yellow Pages on the Internet.

    U S WEST International owns 100 percent of Thomson Directories, which it acquired in 1994. Thomson Directories annually publishes 163 directories in the United Kingdom, reaching 46 million people, or 80 percent of all households, in the United Kingdom. U S WEST International owns a 50 percent interest in Listel, Brazil's largest telephone directory publisher, which it acquired in 1994 from the Abril Group. U S WEST International also owns 100 percent of Polska, which publishes 61 directories in Poland.

    REGULATION. The products and services of the Media Group are subject to varying degrees of regulation. Under the Telecommunications Act of 1996, the regulation of cable rates will be discontinued effective March 31, 1999, or earlier if competition exists. The same Act also (i) eliminates certain cross-ownership restrictions among cable operators, broadcasters and multichannel, multipoint distribution system operators, (ii) removes barriers to competition with local exchange providers, and (iii) eliminates restrictions that previously applied to the Media Group relating to long-distance services.

    The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") authorizes the FCC to set standards for governmental authorities to regulate the rates for certain cable television services, except for services offered on a per-channel or per-program basis, and equipment. Pursuant to authority granted under the 1992 Cable Act, the FCC adopted a series of rate regulations. The FCC also publicly announced that it would consider "social contracts" as an alternative form of rate regulation for cable operators. Continental's social contract with the FCC was adopted by the FCC on August 3, 1995 and amended on August 21, 1996 to include systems recently acquired by Continental. The social contract is a six-year agreement covering all of Continental's franchises, including those that were unregulated, and settled Continental's pending rate cases. As part of the resolution, Continental agreed to, among other things, invest at least $1.7 billion in domestic system rebuilds and upgrades through 2000 to expand channel capacity and improve system reliability and picture quality. At December 31, 1996, $870 million is remaining on this commitment. Continental also agreed to reduce its benchmark broadcast service tier service rates. The social contract also provides that, if the laws and regulations applicable to services offered in any Continental franchise change in a manner that would have a material favorable financial impact on Continental, U S WEST may petition the FCC to terminate the social contract.

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

    The Media Group will be offering telecommunications services in competition with the dominant local exchange carriers ("LECs"), CAPs and other potential providers of telephone services in local domestic markets, including the interexchange carriers such as AT&T, MCI Communications and Sprint Corp. The degree of competition will be dependent upon the state and federal regulations concerning entry, interconnection requirements, and the degree of unbundling of the LECs' networks. Competition will be based upon price, service quality and breadth of services offered. Telewest's telecommunications services compete with domestic telephone companies in the United Kingdom, such as British Telecommunications plc.

    New Vector's wireless business is subject to FCC regulation and licensing requirements. To assure competition, the FCC has awarded two competitive cellular licenses in each market. Many competing cellular providers are substantial businesses with experience in broadcasting, telecommunications, cable television and radio common carrier services. In many markets, competing cellular service is provided by businesses owned or controlled by a LEC, AT&T or other major telephone companies. Competition is based upon the price of cellular service, the quality of the service and the size of the geographic area served. The development of PCS services will create multiple new competitors for NewVector's wireless businesses. Competition for the provision of wireless services is also provided by providers of enhanced specialized mobile radio services. In the United Kingdom, One 2 One's operations compete with two established cellular providers and one PCS provider. In addition, One 2 One competes in the consumer market with telephone companies such as British Telecommunications plc.

    U S WEST Dex's directory publishing businesses continue to face competition from local and national publishers of directories, as well as other advertising media such as newspapers, magazines, broadcast media, direct mail and operator assisted services. Directory listings are now offered in electronic data bases through telephone company and third party networks. As such offerings expand and are enhanced through interactivity and other features, the Company will experience heightened competition in its directory publishing businesses. U S WEST Dex will continue to expand its core products and develop and package new information products to meet its customers' needs. U S WEST Dex's database marketing services also continue to face competition from direct mail list providers, co-op direct mail programs and coupon programs. U S WEST Dex will also face emerging competition in the provision of interactive services from cable and entertainment companies, on-line services, advertising agencies specializing in interactive advertising and many small companies who are information providers. Many of these potential competitors may also be joint venture partners, suppliers or distributors.

    The actions of public policy makers play an important role in determining how increased competition affects the Media Group. The Media Group is working with regulators and legislators to help ensure that public policies are fair and in the best interests of customers.

    See "Competitive and Regulatory Environment" under Management's Discussion and Analysis of Financial Condition and Results of Operation on p. C-19.

ITEM 2.  PROPERTIES.

    The properties of U S WEST do not lend themselves to description by character and location of principal units. At December 31, 1996, the majority of U S WEST property was utilized in providing telecommunications services by U S WEST Communications. Substantially all of U S WEST Communications' central office equipment is located in owned buildings situated on land owned in fee, while many garages and administrative and business offices are in leased quarters.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not applicable.

                         EXECUTIVE OFFICERS OF U S WEST

    Pursuant to General Instructions G(3), the following information is included as an additional item in Part I:

                                                                                                             DATE ASSUMED
                                                           POSITION                               AGE      PRESENT POSITION
                                  ----------------------------------------------------------      ---      ----------------
James T. Anderson                 Vice President & Treasurer                                          57          1984

Michael P. Glinsky                Executive Vice President & Chief Financial Officer                  52          1996(1)

Charles M. Lillis                 Executive Vice President, and President & Chief Executive           55          1987(2)
                                  Officer, U S WEST Media Group

Richard D. McCormick              Chairman of the Board, Chief Executive Officer & President          56          1991(3)

Charles P. Russ, III              Executive Vice President-Law, Public Policy and Human               52          1992
                                  Resources, General Counsel & Secretary

Solomon D. Trujillo               Executive Vice President, and President & Chief Executive           45          1995(4)
                                  Officer, U S WEST Communications Group

------------------------------

(1)
  Mr. Glinsky was elected Executive Vice President and Chief Financial Officer effective April 15, 1996.

(2)
  Mr. Lillis was elected President and Chief Executive Officer, U S WEST Media Group effective August 22, 1995.

(3)
  Mr. McCormick was elected Chairman of the Board effective May 1, 1992.

(4)
  Mr. Trujillo was elected President and Chief Executive Officer of U S WEST Communications Group effective July 1, 1995, and Executive Vice President, U S WEST effective October 6, 1995. Previously, Mr. Trujillo was President and Chief Executive Officer of U S WEST Dex, Inc.

    Executive Officers are not elected for a fixed term of office, but serve at the discretion of the Board of Directors.

    Each of the above executive officers has held a managerial position with U S WEST or an affiliate of U S WEST since 1992, except for Messrs. Glinsky and Russ. Mr. Glinsky was a managing partner of Coopers & Lybrand L.L.P., from 1967 to April, 1996. Mr. Russ was Vice President, Secretary and General Counsel of NCR Corporation from February, 1984 to June, 1992.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The information required by this item is included in Note 21, Quarterly Financial Data, on page A-67. The U.S. markets for trading in U S WEST common stock are the New York Stock Exchange and the Pacific Stock Exchange. As of January 31, 1997, U S WEST Communications Group common stock was held by approximately 722,195 shareowners of record and U S WEST Media Group common stock was held by approximately 700,545 shareowners of record.

ITEM 6.  SELECTED FINANCIAL DATA.

    Reference is made to the information set forth on pages A-1 through A-2.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    Reference is made to the information set forth on pages A-3 through A-20.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    Reference is made to the information set forth on pages A-24 through A-69.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Coopers & Lybrand L.L.P. served as the Company's independent auditor, and Arthur Andersen LLP served as the primary auditing firm for major subsidiaries within U S WEST Media Group, from 1984 to 1995. In view of the targeted stock structure that the Company adopted in 1995, the Company determined, following a recommendation of the Audit Committee, that it is more efficient and effective for the Company to have a single firm perform the auditing function for the entire business.

    During the Company's fiscal years ended December 31, 1995 and December 31, 1994, the reports of Coopers & Lybrand L.L.P. on the Company's financial statements contained no adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. In addition, during such fiscal years and the interim periods thereafter: (1) no disagreements with Coopers & Lybrand L.L.P. occurred on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Coopers & Lybrand L.L.P., would have caused it to make reference to the subject matter of the disagreement in connection with its report on the Company's financial statements; (2) no reportable events involving Coopers & Lybrand L.L.P. occurred that must be disclosed under applicable securities laws; and (3) the Company did not consult with Arthur Andersen LLP on items that concerned the application of accounting principles to a specific transaction, either completed or proposed, or on the type of audit opinion that might be rendered on the Company's financial statements.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information required by this item with respect to executive officers is set forth in Part I, page 8, under the caption "Executive Officers of U S WEST."

    The information required by this item with respect to Directors is included in the U S WEST definitive Proxy Statement dated April 7, 1997 ("Proxy Statement") under "Election of Directors" on pages 4 through 6 and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

    The information required by this item is included in the Proxy Statement under "Executive Compensation" on pages 11 through 25 and "Compensation of Directors" on pages 3 and 4 and is incorporated herein by reference.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) Documents filed as part of this report:

                                                                                              PAGE
                                                                                             NUMBER
                                                                                     ----------------------
(1) --     Report of Independent Accountants.......................................    A-21 through A-22
(2) --     Consolidated Financial Statements:
           Consolidated Statements of Operations -- for the years ended December
            31, 1996, 1995 and 1994................................................    A-24 through A-25
           Consolidated Balance Sheets as of December 31, 1996 and 1995............    A-26 through A-27
           Consolidated Statements of Cash Flows -- for the years ended December
            31, 1996, 1995 and 1994................................................           A-28
           Notes to Consolidated Financial Statements and supplementary data.......    A-29 through A-69
(3) --     Consolidated Financial Statement Schedule:
           Report of Independent Accountants.......................................            16
           II -- Valuation and Qualifying Accounts.................................           S-1
(4) --     U S WEST Communications Group Combined Financial Statements:
           Combined Statements of Operations -- for the years ended December 31,
            1996, 1995 and 1994....................................................           B-19
           Combined Balance Sheets as of December 31, 1996 and 1995................           B-20
           Combined Statements of Cash Flows -- for the years ended December 31,
            1996, 1995 and 1994....................................................           B-21
           Notes to the Combined Financial Statements..............................    B-22 through B-44
(5) --     U S WEST Media Group Combined Financial Statements:
           Combined Statements of Operations -- for the years ended December 31,
            1996, 1995 and 1994....................................................           C-27
           Combined Balance Sheets as of December 31, 1996 and 1995................           C-28
           Combined Statements of Cash Flows -- for the years ended December 31,
            1996, 1995 and 1994....................................................           C-29
           Notes to the Combined Financial Statements and supplementary data.......    C-30 through C-67

    Financial statement schedules other than those listed above have been omitted because the required information is contained in the financial statements and notes thereto, or because such schedules are not required or applicable.

        (b) Reports on Form 8-K:

        U S WEST filed the following reports on Form 8-K during the fourth quarter of 1996:

        (i) report dated November 15, 1996, relating to a press release issued by U S WEST issued by Communications, entitled "U S WEST Communications Receives a King County Superior Court Decision in Washington State Rate Order Appeal." In addition on November 26, 1996, U S WEST Communications, Inc. issued a press release entitled "U S WEST Communications To Continue Appeal of Washington State Rate Order;"

        (ii) report dated November 15, 1996, amending the report dated November 15, 1996 to include the unaudited Pro Form Condensed Combined Financial Statements of U S WEST, Inc. and subsidiaries and U S WEST Media Group as of September 30, 1996 and for the nine months ended September 30, 1996, and for the year ended December 31, 1995; and

       (iii) report dated December 11, 1996, filing a Form of Distribution Agreement, a Form of Fixed-Rate Medium-Term Note, and Form of Floating Rate Medium-Term Note concerning the U S WEST Capital Funding, Inc., unconditionally guaranteed as to payment of principal premium, if any, and interest by U S WEST, Inc.

        (c) Exhibits:

        Exhibits identified in parentheses below, on file with the Securities and Exchange Commission ("SEC"), are incorporated herein by reference as exhibits hereto.

  EXHIBIT
  NUMBER
-----------
        (3b)    --      Bylaws of U S WEST, Inc. as adopted on November 1, 1995, as amended March 15, 1996 and August 2, 1996
                        (Exhibit 3(ii) to Form 10-Q filed on August 9, 1996).

        (4a)    --      Form of Amended and Restated Rights Agreement between U S WEST, Inc. and State Street Bank and Trust
                        Company, as Rights Agent (Exhibit 4-A to Registration Statement No. 33-59315).

         4b     --      No instrument which defines the rights of holders of long and intermediate term debt of U S WEST,
                        Inc. and all of its subsidiaries is filed herewith pursuant to Regulation S-K, Item
                        601(b)(4)(iii)(A). Pursuant to this regulation, the Registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.

       (10a)    --      Reorganization and Divestiture Agreement dated as of November 1, 1983, between American Telephone and
                        Telegraph Company and its affiliates, U S WEST, Inc., The Mountain States Telephone and Telegraph
                        Company, Northwestern Bell Telephone Company, Pacific Northwest Bell Telephone Company and NewVector
                        Communications, Inc. (Exhibit 10a to Form 10-K, date of report March 8, 1984, File No. 1-3501).

       (10b)    --      Shared Network Facilities Agreement dated as of January 1, 1984, between American Telephone and
                        Telegraph Company, AT&T Communications of the Midwest, Inc., The Mountain States Telephone and
                        Telegraph Company, Northwestern Bell Telephone Company and Pacific Northwest Bell Telephone Company
                        (Exhibit 10b to Form 10-K, date of report March 8, 1984, File No. 1-3501).

       (10c)    --      Agreement Concerning Termination of the Standard Supply Contract effective December 31, 1983, between
                        American Telephone and Telegraph Company, Western Electric Company, Incorporated, The Mountain States
                        Telephone and Telegraph Company, Northwestern Bell Telephone Company, Pacific Northwest Bell
                        Telephone Company and Central Services Organization (Exhibit 10d to Form 10-K, date of report March
                        8, 1984, File No, 1-3501).

       (10d)    --      Agreement Concerning Certain Centrally Developed Computer Systems effective December 31, 1983, between American Telephone and Telegraph Company, Western Electric Company, Incorporated, The
                        Mountain States Telephone and Telegraph Company, Northwestern Bell Telephone Company, Pacific
                        Northwest Bell Telephone Company and Central Services Organization (Exhibit 10e to Form 10-K, date of report March 8, 1984, File No. 1-3501).

       (10e)    --      Agreement Concerning Patents, Technical Information and Copyrights effective December 31, 1983, between American Telephone and Telegraph Company and U S WEST, Inc. (Exhibit 10f to Form 10-K, date of report March 8, 1984, File No. 1-3501).

       (10f)    --      AMPS Software Agreement effective December 31, 1983, between American Telephone and Telegraph Company and NewVector Communications, Inc. (Exhibit 10h to Form 10-K, date of report March 28, 1984, File No.
                        1-8611).

       (10g)    --      Agreement Concerning Contingent Liabilities, Tax Matters and Termination of Certain Agreements dated as of November 1, 1983, between American Telephone and Telegraph

  EXHIBIT
  NUMBER
-----------
                        Company, U S WEST, Inc., The Mountain States Telephone and Telegraph Company, Northwestern Bell
                        Telephone Company, Pacific Northwest Bell Telephone Company and NewVector Communications, Inc.
                        (Exhibit 10h to Form 10-K, date of report March 8, 1984, File No. 1-3501).

       (10h)    --      Agreement Concerning Trademarks, Trade Names and Service Marks effective December 31, 1983, between
                        American Telephone and Telegraph Company, American Information Technologies Corporation, Bell
                        Atlantic Corporation, BellSouth Corporation, Cincinnati Bell, Inc., NYNEX Corporation, Pacific
                        Telesis Group, The Southern New England Telephone Company, Southwestern Bell Corporation and U S
                        WEST, Inc. (Exhibit 10i to Form 10-K, date of report March 8, 1984, File No. 1-3501).

       (10i)    --      U S WEST, Inc. Short-Term Incentive Plan (Exhibit 10i to Form 10-K date of report March 19, 1993,
                        File No. 1-8611).

        10j     --      U S WEST Executive Financial Counseling Plan.

       (10k)    --      U S WEST Deferred Compensation Plan for Non-Employee Directors (Exhibit 10-ff to Registration
                        Statement No. 2-87861).

       (101)    --      Description of U S WEST Insurance Plan of Non-Employee Directors' Travel and Accident Insurance
                        (Exhibit 10-gg to Registration Statement No. 2-87861).

       (10m)    --      Extract from the U S WEST Management Pension Plan regarding limitations on and payments of pension amounts which exceed the limitations contained in the Employee Retirement Income Security Act
                        (Exhibit 10-hh to Registration Statement No. 2-87861).

       (10n)    --      U S WEST Executive Non-Qualified Pension Plan (Exhibit 10o to Form 10-K, date of report March 29,
                        1989, File No. 1-8611).

       (10o)    --      Amended U S WEST Deferred Compensation Plan (Annex X to Registration Statement No. 33-59315).

       (10p)    --      Description of U S WEST Directors' Retirement Benefit Plan (Exhibit 10p to Form SE filed March 5,
                        1992, File No. 1-8611).

       (10q)    --      Amended U S WEST 1994 Stock Plan (Annex IX to Registration Statement No. 33-59315).

       (10r)    --      Shareholders' Agreement dated as of January 1, 1988 among Ameritech Services, Inc., Bell Atlantic
                        Management Services, Inc., BellSouth Services Incorporated, NYNEX Service Company, Pacific Bell,
                        Southwestern Bell Telephone Company, The Mountain States Telephone and Telegraph Company,
                        Northwestern Bell Telephone Company and Pacific Northwest Bell Telephone Company (Exhibit 10r to Form
                        SE filed March 5, 1992, File No. 1-8611).

       (10s)    --      U S WEST Senior Management Long Term Disability and Survivor Protection Plan (Exhibit 10-dd to
                        Registration Statement No. 2-87861).

       (10t)    --      U S WEST Mid-Career Pension Plan (Exhibit 10u to Form 10-K, date of report March 29, 1989, File No.
                        1-8611).

       (10u)    --      Form of U S WEST, Inc. Non-Qualified Stock Option Agreement (Exhibit 10u to Form 10-K, date of report
                        March 28, 1996, File No. 1-8611).

       (10v)    --      Form of U S WEST, Inc. Restricted Stock Agreement (Exhibit 10v to Form 10-K, date of report March 28,
                        1996, File No. 1-8611).

        10w     --      Employment letter from Richard D. McCormick to Charles P. Russ, III dated January 31, 1997

       (10x)    --      Admission Agreement dated as of May 16, 1993 between Time Warner Entertainment Company, L.P. and U S
                        WEST, Inc. (Exhibit 10 to Form 8-K filed May 24, 1993, File No.1-8611).

  EXHIBIT
  NUMBER
-----------
        10y     --      Form of U S WEST, Inc. Executive Change of Control Agreement.

        10z     --      Form of Change of Control Agreement for Chief Executive Officer.

        10aa    --      Form of Group Executive Change of Control Agreement.

       (10ab)    --     Form of Executive Severance Agreement (Exhibit 10ab to Form 10-K, date of report March 28, 1996, File
                        No. 1-8611).

       (10ac)    --     U S WEST, Inc. Executive Long-Term Incentive Plan (Exhibit 10ad to Form 10-K, date of report March 7,
                        1995, File No. 1-8611).

       (10ad)    --     U S WEST, Inc. Executive Short-Term Incentive Plan (Exhibit 10ae to Form 10-K, date of report March
                        7, 1995, File No. 1-8611).

        10ae    --      Amended U S WEST Communications Group Long-Term Incentive Plan.

        10af    --      Employment letters from Richard D. McCormick to Michael P. Glinsky dated April 2, 1996 and January
                        31, 1997

        10ag    --      364-Day and Five-Year Credit Agreements dated as of November 1, 1996, among U S WEST Capital Funding,
                        Inc., U S WEST, Inc. and the Banks listed therein.

        11      --      Statement Re Computation of Per Share Earnings.

        12      --      Computation of Ratio of Earnings to Fixed Charges of U S WEST, Inc. and U S WEST Financial Services,
                        Inc.

        21      --      Subsidiaries of U S WEST, Inc.

        23      --      Consent of Independent Accountants.

        24      --      Powers of Attorney.

        99      --      Annual Report on Form 11-K for the U S WEST Savings Plan/ESOP for the year ended December 31, 1996, to be filed by amendment.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Englewood, State of Colorado, on March 28, 1997.

                                          U S WEST, Inc.

                                          By:       /s/ MICHAEL P. GLINSKY

                                             -----------------------------------

                                                     Michael P. Glinsky
                                                EXECUTIVE VICE PRESIDENT AND
                                                   CHIEF FINANCIAL OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

PRINCIPAL EXECUTIVE OFFICER

/s/ Richard D. McCormick*                     Chairman of the Board, President and Chief
                                               Executive Officer

PRINCIPAL FINANCIAL OFFICER

/s/ Michael P. Glinsky                        Executive Vice President and Chief Financial
                                               Officer

DIRECTORS:

/s/ Remedios Diaz-Oliver*

/s/ Grant A. Dove*

/s/ Allan D. Gilmour*

/s/ Pierson M. Grieve*

/s/ Allen F. Jacobson*

/s/ Richard D. McCormick*

/s/ Marilyn C. Nelson*

/s/ Frank Popoff*

/s/ Jerry O. Williams*

*By       /s/ MICHAEL P. GLINSKY
      --------------------------------------
             Michael P. Glinsky
   (FOR HIMSELF AND AS ATTORNEY-IN-FACT)

Dated March 28, 1997

                   REPORTS OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareowners of U S WEST, Inc.

    We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in U S WEST, Inc.'s (the "Company") Annual Report on Form 10-K for the year ended December 31, 1996, and have issued our report thereon dated February 12, 1997 appearing on page A-21. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule appearing on page S-1 of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The information for Year 1996 on this schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP
                                          Denver, Colorado,
                                          February 12, 1997.

                            ------------------------

    Our report on the consolidated financial statements of U S WEST, Inc. is included on page A-22 of this Form 10-K. In connection with our audits of such consolidated financial statements, we have also audited the related consolidated financial statement schedule listed in the index on page S-1 of this Form 10-K for the years ended December 31, 1995 and 1994.

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

                                          COOPERS & LYBRAND L.L.P.
                                          Denver, Colorado
                                          February 12, 1996

                                 U S WEST, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN MILLIONS)

                                                          BALANCE AT                       CHARGED                       BALANCE
                                                           BEGINNING       CHARGED        TO OTHER                       AT END
                                                           OF PERIOD      TO EXPENSE      ACCOUNTS       DEDUCTIONS     OF PERIOD
                                                         -------------  --------------  -------------  --------------  -----------
ALLOWANCE FOR CREDIT LOSSES
  Year 1996............................................    $      88     $     160(a)     $      25     $     148(b)    $     125
  Year 1995............................................           62           122(a)            13           109(b)           88
  Year 1994............................................           54            91(a)             3            86(b)           62
RESERVES RELATED TO 1993 BUSINESS RESTRUCTURING,
 INCLUDING FORCE AND FACILITY CONSOLIDATION
  Year 1996............................................          368          --             --               242             126
  Year 1995............................................          702          --             --               334             368
  Year 1994............................................          935          --             --               233             702
RESERVES RELATED TO 1991 BUSINESS RESTRUCTURING,
 INCLUDING FORCE REDUCTIONS AND THE WRITE OFF OF
 CERTAIN INTANGIBLE ASSETS
  Year 1996............................................       --              --             --              --            --
  Year 1995............................................       --              --             --              --            --
  Year 1994............................................           95          --             --                95          --
CAPITAL ASSETS SEGMENT:
 REAL ESTATE VALUATION ALLOWANCE AND 1993 PROVISION FOR
 LOSS ON DISPOSAL OF THE CAPITAL ASSETS SEGMENT(c)
  Year 1996............................................           56          --             --               (44)            100
  Year 1995............................................           77          --             --                21              56
  Year 1994............................................          225          --             --               148              77

------------------------

Note: Certain reclassifications within the schedule have been made to conform to the current year presentation.

(a) Does not include amounts charged directly to expense. These amounts were $7, $6 and $10 for 1996, 1995 and 1994, respectively.

(b) Represents credit losses written off during the period, less collection of amounts previously written off.

(c)  Amounts have been restated to conform to current presentation.

                                 U S WEST, INC.

                              FINANCIAL HIGHLIGHTS

                                                                        YEAR ENDED DECEMBER 31,
                                                       ----------------------------------------------------------
                                                          1996        1995        1994        1993        1992
                                                       ----------  ----------  ----------  ----------  ----------
                                                             DOLLARS IN MILLIONS (EXCEPT PER SHARE AMOUNTS)
Sales and other revenues.............................  $   12,911  $   11,746  $   10,953  $   10,294  $    9,823
Income before extraordinary items and cumulative
  effect of change in accounting principles(1).......       1,144       1,329       1,426         476       1,076
Net income (loss)(2).................................       1,178       1,317       1,426      (2,806)       (614)
Earnings per common share before extraordinary items
  and cumulative effect of change in accounting
  principle(1, 3)....................................      --          --            3.14        1.13        2.61
Earnings (loss) per common share(2, 3)...............      --          --            3.14       (6.69)      (1.49)
Dividends per common share(3)........................      --          --            2.14        2.14        2.12
Weighted average common shares outstanding
  (thousands)(3).....................................      --          --         453,316     419,365     412,518
Total assets.........................................  $   40,855  $   25,071  $   23,204  $   20,680  $   23,461
Total debt(4)........................................      15,351       8,855       7,938       7,199       5,430
Manditorily redeemable preferred securities(5).......       1,131         651          51      --          --
Shareowners' equity..................................      11,549       7,948       7,382       5,861       8,268
Return on common shareowners' equity(6)..............        13.2%       17.2%       21.6%     --            14.4%
Percentage of debt to total capital(4)...............        54.8%       50.7%       51.6%       55.1%       39.6%
Ratio of earnings to combined fixed charges and
  preferred stock dividends..........................        3.29        4.03        4.85        2.38        3.85
Capital expenditures(4)..............................  $    3,474  $    3,140  $    2,820  $    2,441  $    2,554
Employees............................................      69,286      61,047      61,505      60,778      63,707
Number of common shareowners.........................      --          --         816,099     836,328     867,773

COMMUNICATIONS GROUP INFORMATION:(1, 2, 3)
  Earnings per common share..........................  $     2.62  $     2.50  $     2.53
  Dividends per common share.........................        2.14        2.14        2.14
  Average common shares outstanding (thousands)......     477,549     470,716     453,316
  Number of common shareowners.......................     725,560     775,125      --

MEDIA GROUP INFORMATION:(1, 2, 3)
  Earnings (loss) per common share...................  $    (0.16) $     0.29  $     0.61
  Average common shares outstanding (thousands)......     491,924     470,549     453,316
  Number of common shareowners.......................     705,341     770,346      --

------------------------------

(1) 1996 income is before the cumulative effect of a change in accounting principle and includes a gain of $36 ($0.08 per Communications share) on the sales of certain rural telephone exchanges and current effect of $15 ($0.03 per Communications share) from adopting Statement of Financial Accounting Standard ("SFAS") No. 121. Also included are net losses of $71 ($0.15 per Media share) related to the November 15, 1996 merger of Continental Cablevision, Inc. ("Continental") (the "Merger" or the "Continental Merger") into a wholly owned subsidiary of U S WEST, Inc. ("U S WEST" or "Company") and a charge of $19 ($0.04 per Media share) from the sale of the Company's cable television interests in Norway, Sweden and Hungary. 1995 income is before an extraordinary item and includes a gain of $95 ($0.20 per Media share) from the merger of Telewest Communications plc ("Telewest") with SBC CableComms (UK), a gain of $85 ($0.18 per Communications share) on the sales of certain rural telephone exchanges and costs of $17 ($0.01 per Communications share and $0.02 per Media share) associated with the November 1, 1995, recapitalization. 1994 income includes a gain of $105 ($0.23 per share) on the partial sale of U S WEST's

                                 U S WEST, INC.

    joint venture interest in Telewest, a gain of $41 ($0.09 per share) on the sale of U S WEST's paging operations and a gain of $51 ($0.11 per share) on the sales of certain rural telephone exchanges. 1993 income is before extraordinary items and was reduced by a restructuring charge of $610 ($1.46 per share) and a charge of $54 ($0.13 per share) for the cumulative effect on deferred taxes of the 1993 federally mandated increase in income tax rates. 1993 and 1992 income is from continuing operations.

(2) 1996 net income includes a gain of $34 ($0.07 per Communications share) for the cumulative effect of the adoption of SFAS No. 121. 1995 net income was reduced by an extraordinary item of $12 ($0.02 per Communications share and $0.01 per Media share) for the early extinguishment of debt. 1993 net income was reduced by extraordinary charges of $3,123 ($7.45 per share) for the discontinuance of SFAS No. 71 and $77 ($0.18 per share) for the early extinguishment of debt. 1993 net income also includes a charge of $120 ($0.28 per share) for U S WEST's decision to discontinue the operations of its capital assets segment. 1992 net income includes a charge of $1,793 ($4.35 per share) for the cumulative effect of a change in accounting principles. Discontinued operations provided net income of $38 ($0.09 per share) and $103 ($0.25 per share) in 1993 and 1992, respectively.

(3) Media Group's 1996 average common shares outstanding include 150,615,000 shares issued related to the November 15, 1996 Continental Merger. Effective November 1, 1995, each share of U S WEST, Inc. common stock was converted into one share each of U S WEST Communications Group common stock and U S WEST Media Group common stock. Earnings per common share and dividends per common share for 1995 and 1994 have been presented on a pro forma basis to reflect the two classes of stock as if they had been outstanding since January 1, 1994. For periods prior to the recapitalization, the average common shares outstanding are assumed to be equal to the average common shares outstanding for U S WEST.

(4) Capital expenditures, debt and the percentage of debt to total capital excludes the capital assets segment, which has been discontinued and is held for sale. Percentage of debt to total capital includes Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely Company-guaranteed debentures ("Preferred Securities") and other preferred stock as a component of total capital.

(5) Includes Preferred Securities of $1,080 in 1996, $600 in 1995 and preferred stock subject to mandatory redemption of $51 in 1996, 1995 and 1994.

(6) 1996 return on common shareowners' equity is based on income before the cumulative effect of a change in accounting principle. 1995 return on common shareowners' equity is based on income before extraordinary items. 1993 return on common shareowners' equity is not presented. Return on common shareowners' equity for fourth-quarter 1993 was 19.9 percent based on income from continuing operations. 1992 return on common shareowners' equity is based on income before the cumulative effect of change in accounting principles.

                                 U S WEST, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

    Some of the information presented in or in connection with this report constitutes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors that could cause actual results to differ from expectations include: (i) greater than anticipated competition from new entrants into the local exchange, intraLATA toll, cable, telephony, wireless and directories markets, (ii) changes in demand for the Company's products and services, including optional custom calling features, (iii) different than anticipated employee levels, capital expenditures, and operating expenses at the Communications Group as a result of unusually rapid, in-region growth, (iv) the gain or loss of significant customers, (v) pending regulatory actions in state jurisdictions, (vi) regulatory changes affecting the cable and telecommunications industries, including changes that could have an impact on the competitive environment in the local exchange market, (vii) a change in economic conditions in the various markets served by the Company's operations that could adversely affect the level of demand for cable, wireless, directories or other services offered by the Company, (viii) greater than anticipated competitive activity requiring new pricing for services, (ix) higher than anticipated start-up costs associated with new business opportunities, (x) increases in fraudulent activity with respect to wireless services, or (xi) delays in the development of anticipated technologies, or the failure of such technologies to perform according to expectations.

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

    The Communications Stock and Media Stock provide shareholders with two distinct securities that are intended to reflect separately the communications businesses of U S WEST (the "Communications Group") and the multimedia businesses of U S WEST (the "Media Group" and, together with the Communications Group, the "Groups"). For a detailed description of the business activities of the Communications Group and Media Group, please see the Management's Discussion and Analysis of Financial Condition and Results of Operations of Communications Group and Media Group included herein.

CONTINENTAL CABLEVISION, INC. MERGER

    On November 15, 1996, Continental Cablevision, Inc. ("Continental") was merged into a wholly owned subsidiary of U S WEST (the "Merger" or the "Continental Merger"). Continental, the nation's third largest cable operator, serves 4.5 million domestic customers and passes 7.4 million domestic homes. Continental holds significant domestic and international investments, including a 50 percent interest in a cable venture in Argentina, a 25 percent interest in a cable venture in Singapore, an 11 percent interest in Teleport Communications Group ("TCG"), a 10 percent interest in PRIMESTAR (a direct broadcast satellite service), telephone access businesses in Florida and Virginia, and interests in programming that

                                 U S WEST, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

include Time Warner, Inc., E! Entertainment Television and the Golf Channel. The aggregate consideration paid by U S WEST to shareholders of Continental consisted of 150,615,000 shares of Media Stock valued at $2.59 billion, 20,000,000 shares of U S WEST Series D Preferred Stock with a market value of $920 million and $1.15 billion in cash. In connection with the Merger, U S WEST also assumed all of Continental's outstanding indebtedness and other liabilities, which approximated $7.0 billion at November 15, 1996, for a total purchase price of $11.7 billion. U S WEST has accounted for the Merger by the purchase method of accounting. Accordingly, the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values.

    The following results of operations discussion is condensed. For a detailed discussion of operating results on a Group basis, see the Communications Group and the Media Group Management's Discussion and Analysis of Financial Condition and Results of Operations -- "Results of Operations."

RESULTS OF OPERATIONS -- 1996 COMPARED WITH 1995

NET INCOME (LOSS)

                                                                                               EARNINGS (LOSS)PER SHARE
                                                              NET INCOME (LOSS)               --------------------------- INCREASE
                                                  ------------------------------------------
                                                                              INCREASE                              (DECREASE)
                                                                             (DECREASE)                             ---------
                                                                        --------------------
                                                    1996       1995         $          %        1996      1995(1)       $
                                                  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Communications Group............................  $   1,249  $   1,176  $      73        6.2  $    2.62  $    2.50  $    0.12
Media Group.....................................        (71)       141       (212)    --          (0.16)      0.29      (0.45)
                                                  ---------  ---------  ---------  ---------
Total net income................................  $   1,178  $   1,317  $    (139)     (10.6)
                                                  ---------  ---------  ---------  ---------
                                                  ---------  ---------  ---------  ---------

                                                      %
                                                     --
Communications Group............................        4.8
Media Group.....................................     --
Total net income................................

------------------------------

(1) Earnings (loss) per share have been presented on a pro forma basis as if the Communications Stock and Media Stock had been outstanding since January 1, 1995. For periods prior to the recapitalization, the average common shares outstanding are assumed to be equal to the average common shares outstanding for U S WEST.

COMMUNICATIONS GROUP NET INCOME

                                                                              NET INCOME                    EARNINGS PER SHARE
                                                             --------------------------------------------  --------------------
                                                                                          INCREASE
                                                                                         (DECREASE)
                                                                                        ------------
                                                               1996       1995         $           %         1996      1995(1)
                                                             ---------  ---------  ---------     -----     ---------  ---------
Reported net income........................................  $   1,249  $   1,176  $      73         6.2   $    2.62  $    2.50
Adjustments to reported net income:
  Gains on sales of rural telephone exchanges..............        (36)       (85)        49        57.6       (0.08)     (0.18)
  Cumulative effect of change in accounting principle(2)...        (34)    --            (34)     --           (0.07)    --
  Current year effect of change in accounting
    principle(2)...........................................        (15)    --            (15)     --           (0.03)    --
  Recapitalization costs...................................     --              8         (8)     --          --           0.01
  Early extinguishment of debt.............................     --              8         (8)     --          --           0.02
                                                             ---------  ---------  ---------         ---   ---------  ---------
Normalized income..........................................  $   1,164  $   1,107  $      57         5.1   $    2.44  $    2.35
                                                             ---------  ---------  ---------         ---   ---------  ---------
                                                             ---------  ---------  ---------         ---   ---------  ---------


                                                                    INCREASE
                                                                   (DECREASE)
                                                             ----------------------
                                                                 $           %
                                                             ---------     -----
Reported net income........................................  $    0.12         4.8
Adjustments to reported net income:
  Gains on sales of rural telephone exchanges..............       0.10        55.6
  Cumulative effect of change in accounting principle(2)...      (0.07)     --
  Current year effect of change in accounting
    principle(2)...........................................      (0.03)     --
  Recapitalization costs...................................      (0.01)     --
  Early extinguishment of debt.............................      (0.02)     --
                                                             ---------         ---
Normalized income..........................................  $    0.09         3.8
                                                             ---------         ---
                                                             ---------         ---

------------------------------

(1) Earnings per share have been presented on a pro forma basis as if the Communications Stock had been outstanding since January 1, 1995. For periods prior to the recapitalization, the average common shares outstanding are assumed to be equal to the average common shares outstanding for U S WEST.

(2) Effective January 1, 1996, U S WEST adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." See the U S WEST Consolidated Financial Statements -- Note 7 -- Property, Plant and Equipment.

                                 U S WEST, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    The Communications Group's 1996 normalized income was $1,164, an increase of $57, or 5.1 percent, compared with $1,107 in 1995. Normalized earnings per share were $2.44, an increase of $0.09, or 3.8 percent, as compared to 1995. The increase in normalized income is primarily attributable to demand for services, evidenced by revenue growth of 6.3 percent. Partially offsetting the increased demand are higher costs incurred to address business growth, service-improvement initiatives and costs related to new business opportunities.

    The Communications Group expects net income growth in the core business to be partially offset by cost increases related to growth initiatives such as wireless personal communications services ("PCS") and interLATA long-distance service. Net income growth could also be impacted by costs related to implementing the interconnection requirements and other provisions of the Telecommunications Act of 1996. However, the net income impact will depend on the nature and timing of the requirements, and the type of recovery mechanisms provided for by the Federal Communications Commission ("FCC") and state commissions. (See the Communications Group Management's Discussion and Analysis of Financial Condition and Results of Operations -- "Regulatory Environment.")

    Effective January 1, 1996, U S WEST adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which, among other things, requires that companies no longer record depreciation expense on assets held for sale. Adoption of SFAS No. 121 resulted in a one-time gain of $34 (net of tax of $22), or $0.07 per Communications share, related to the cumulative effect of change in accounting principle. See the U S WEST Consolidated Financial Statements -- Note 7 -- Property, Plant and Equipment.

    During 1995, the Communications Group refinanced $145 of long-term debt. Expenses associated with the refinancing resulted in extraordinary charges of $8, net of tax benefits of $5.

MEDIA GROUP NET INCOME (LOSS)

                                                                    NET INCOME (LOSS)                  EARNINGS (LOSS) PER SHARE
                                                        ------------------------------------------  -------------------------------
                                                                                    INCREASE                              INCREASE
                                                                                   (DECREASE)                             (DECREASE)
                                                                              --------------------                        ---------
                                                          1996       1995         $          %        1996      1995(1)       $
                                                        ---------  ---------  ---------  ---------  ---------  ---------  ---------
Reported net income (loss)............................  $     (71) $     141  $    (212)    --      $   (0.16) $    0.29  $   (0.45)
Adjustments to reported net income:
  Merger of joint venture(2)..........................     --            (95)        95     --         --          (0.20)      0.20
  Recapitalization costs..............................     --              9         (9)    --         --           0.02      (0.02)
  Early extinguishment of debt........................     --              4         (4)    --         --           0.01      (0.01)
                                                        ---------  ---------  ---------        ---  ---------  ---------  ---------
Normalized income (loss)..............................  $     (71) $      59  $    (130)    --      $   (0.16) $    0.12  $   (0.28)
                                                        ---------  ---------  ---------        ---  ---------  ---------  ---------
                                                        ---------  ---------  ---------        ---  ---------  ---------  ---------


                                                            %
                                                        ---------
Reported net income (loss)............................     --
Adjustments to reported net income:
  Merger of joint venture(2)..........................     --
  Recapitalization costs..............................     --
  Early extinguishment of debt........................     --
                                                              ---
Normalized income (loss)..............................     --
                                                              ---
                                                              ---

------------------------------

(1) Earnings (loss) per share have been presented on a pro forma basis as if the Media Stock had been outstanding since January 1, 1995. For periods prior to the recapitalization, the average common shares outstanding are assumed to be equal to the average common shares outstanding for U S WEST.

(2) Relates to the merger of Telewest Communications plc ("Telewest") with SBC CableComms (UK).

    During 1996, the Media Group recorded a net loss of $71, or $0.16 per Media share, compared to normalized income of $59, or $0.12 per Media share, in 1995. Excluding the effects of the Continental Merger, the Media Group would have been break-even. The decline in 1996 normalized income (loss), excluding Continental, is primarily due to higher equity losses related to international and domestic growth initiatives, partially offset by improvement in the domestic cellular operation. Media Group losses will be significant in 1997 and beyond as a result of the Continental Merger.

                                 U S WEST, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    During 1995, the Media Group incurred an extraordinary loss of $4, net of a tax benefit of $2, related to the early retirement of debt by Time Warner Entertainment Company L.P. ("TWE" or "Time Warner Entertainment") and incurred after-tax costs of $9 associated with the Recapitalization Plan.

SALES AND OTHER REVENUES

                                                                                                         INCREASE
                                                                                                        (DECREASE)
                                                                                                   --------------------
                                                                               1996       1995         $          %
                                                                             ---------  ---------  ---------  ---------
Communications Group.......................................................  $  10,079  $   9,484  $     595        6.3
Media Group................................................................      2,955      2,374        581       24.5
Intergroup eliminations....................................................       (123)      (112)       (11)      (9.8)
                                                                             ---------  ---------  ---------        ---
Total sales and other revenues.............................................  $  12,911  $  11,746  $   1,165        9.9
                                                                             ---------  ---------  ---------        ---
                                                                             ---------  ---------  ---------        ---

COMMUNICATIONS GROUP SALES AND OTHER REVENUES

                                                                                                                   INCREASE
                                                                                            LOWER                  (DECREASE)
                                                                               PRICE      (HIGHER)                 ---------
                                           1996       1995       DEMAND       CHANGES      REFUNDS       OTHER         $
                                         ---------  ---------  -----------  -----------  -----------  -----------  ---------
Local service..........................  $   4,770  $   4,344   $     413    $      27    $       8    $     (22)  $     426
Interstate access......................      2,507      2,378         250          (48)         (69)          (4)        129
Intrastate access......................        770        747          45          (16)      --               (6)         23
Long-distance network..................      1,100      1,189         (53)          (7)          (1)         (28)        (89)
Other services.........................        932        826      --           --           --              106         106
                                         ---------  ---------       -----        -----        -----        -----   ---------
Total..................................  $  10,079  $   9,484   $     655    $     (44)   $     (62)   $      46   $     595
                                         ---------  ---------       -----        -----        -----        -----   ---------
                                         ---------  ---------       -----        -----        -----        -----   ---------


                                             %
                                         ---------
Local service..........................        9.8
Interstate access......................        5.4
Intrastate access......................        3.1
Long-distance network..................       (7.5)
Other services.........................       12.8
                                               ---
Total..................................        6.3
                                               ---
                                               ---

    Local service revenues include local telephone exchange, local private line and public telephone services. The 9.8 percent increase in local service revenues is primarily attributable to growth in access lines and increased demand for new product and service offerings, and existing central office features. Total reported access lines increased 629,000 during 1996, or 4.3 percent, of which 244,000 was attributed to second lines. Second line installations increased 30.5 percent compared with 1995. Access lines grew by 742,000, or 5.0 percent, when adjusted for sales of approximately 113,000 rural telephone access lines during 1996.

    Access charges are collected primarily from interexchange carriers for their use of the local exchange network. For interstate access services there is also a fee collected directly from telephone customers. Approximately 30 percent of access revenues and 10 percent of total revenues are derived from providing access services to AT&T Corp. ("AT&T").

    Higher revenues from interstate access services were driven by access line growth and an increase of 8.9 percent in interstate billed access minutes of use. The increased business volume was partially offset by the effects of price reductions and sharing related accrued refunds to interexchange carriers. The Communications Group reduced prices for interstate access services in both 1996 and 1995 as a result of FCC orders and competitive pressures. Intrastate access revenues increased primarily due to higher demand partially offset by the effects of price reductions.

                                 U S WEST, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    Long-distance revenues are derived from calls made within the Local Access and Transport Area ("LATA") boundaries of the Communications Group 14 state region (the "Region"). During 1996, long-distance revenues decreased 7.5 percent, primarily due to the effects of competition and the implementation of multiple toll carrier plans ("MTCPs") in Iowa and Nebraska in May and October 1996, respectively. The MTCPs essentially allow independent telephone companies to act as toll carriers. The 1996 impact of the MTCPs was a $27 reduction in long-distance revenues, offset by increases in intrastate access revenues of $5 and decreases in other operating expenses (i.e., access expense) of $21. Similar changes in other states are scheduled to occur in 1997, though the impact on 1997 net income is not expected to be material.

    Excluding the effects of the MTCPs, long-distance revenues decreased 5.2 percent. Long-distance revenues have declined over the last several years as customers have migrated to interexchange carriers that have the ability to offer long-distance services on both an intraLATA and interLATA basis. A portion of revenues lost to competition, however, is recovered through access charges paid by the interexchange carriers. The Communications Group expects erosion in long-distance revenue to continue in 1997 due to the loss of exclusivity of 1+ dialing in Minnesota and Arizona, effective in February and April 1996, respectively, and continued dial-around activity in other states within the Region, though management expects the decline to be less than in 1996. The Communications Group is partially mitigating competitive losses through competitive pricing of intraLATA long-distance services and increased promotional efforts to retain customers.

    Revenues from other services primarily consist of voice messaging services, inside wire maintenance services, billing and collection services provided to interexchange carriers, high-speed data transmission services, and the provision of customer premises equipment ("CPE").

    During 1996, revenues from other services increased $106, or 12.8 percent, primarily as a result of continued market penetration in voice messaging services and increased inside wire maintenance services. Also contributing to other services revenue growth were increased contract revenues related to a large wire installation project and CPE sales.

    Future revenues at U S WEST Communications, Inc. ("U S WEST Communications") may be affected by pending regulatory actions in federal and local regulatory jurisdictions. (See the Communications Group Management's Discussion and Analysis of Financial Condition and Results of Operations -- "Regulatory Environment.")

                                 U S WEST, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

MEDIA GROUP SALES AND OTHER REVENUES

                                                                                                      INCREASE (DECREASE)
                                                                                                      --------------------
                                                                                  1996       1995         $          %
                                                                                ---------  ---------  ---------  ---------
Directory and information services:
  Domestic....................................................................  $   1,120  $   1,058  $      62        5.9
  International...............................................................        139        122         17       13.9
                                                                                ---------  ---------  ---------  ---------
                                                                                    1,259      1,180         79        6.7
Wireless communications:
  Cellular service............................................................      1,078        845        233       27.6
  Cellular equipment..........................................................        105         96          9        9.4
                                                                                ---------  ---------  ---------  ---------
                                                                                    1,183        941        242       25.7
Cable and telecommunications:
  Domestic....................................................................        488        215        273     --
  International...............................................................          6     --              6     --
                                                                                ---------  ---------  ---------  ---------
                                                                                      494        215        279     --
Other.........................................................................         19         38        (19)     (50.0)
                                                                                ---------  ---------  ---------  ---------
Sales and other revenues......................................................  $   2,955  $   2,374  $     581       24.5
                                                                                ---------  ---------  ---------  ---------
                                                                                ---------  ---------  ---------  ---------

    Media Group sales and other revenues increased 24.5 percent, to $2,955 in 1996. Excluding the effects of the Continental Merger, sales and other revenues increased 13.9 percent. The increase was primarily due to strong growth in cellular service revenue.

    DIRECTORY AND INFORMATION SERVICES. Revenues related to Yellow Pages directory advertising, which represents 98 percent of the domestic directory and information services revenue, increased 7.4 percent, to $1,102 in 1996. The increases are largely a result of a 5.7 percent increase in revenue per local advertiser (primarily a result of price increases of approximately 4.0 percent) combined with an increase of 3,000 in local advertisers during the year.

    WIRELESS COMMUNICATIONS. Cellular service revenues increased 27.6 percent, to $1,078 in 1996, due to a 40 percent increase in subscribers during the year (with 22 percent of the additions occurring in December), partially offset by a 12 percent drop in average revenue per subscriber to $53.00 per month. The increase in subscribers relates to continued growth in demand for wireless services. Consumers, who use cellular phones for safety and convenience, have contributed significantly to this growth in demand. U S WEST anticipates this growth trend to continue, although at decreased rates.

    New wireless competitors offering PCS services will create additional competitive pressures on pricing in Media Group markets in 1997. Pricing pressures associated with new and existing competitors, combined with the continuing shift in the customer base from businesses to consumers, will cause the average revenue per subscriber to continue to decline.

    Cellular equipment revenues increased 9.4 percent, to $105 in 1996, as a result of a 61 percent increase in units sold which was somewhat offset by lower equipment costs. A 30 percent increase in customers added during the year and the implementation of a phone exchange program for existing customers led to the increase in units sold.

                                 U S WEST, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    CABLE AND TELECOMMUNICATIONS. Domestic cable and telecommunications revenues increased $273, to $488 in 1996. The November 15, 1996 Continental Merger contributed $252 to the increase. Revenues related to the cable systems in Atlanta (the "Atlanta Systems") increased 9.8 percent, to $236, as a result of a 3.9 percent increase in revenue per subscriber to $39.36 per month (primarily a result of price increases of 6 to 7 percent) and a basic subscriber increase of 4.5 percent.

OPERATING INCOME

                                                                                                             INCREASE
                                                                                                       --------------------
                                                                                   1996       1995         $          %
                                                                                 ---------  ---------  ---------  ---------
Communications Group...........................................................  $   2,340  $   2,178  $     162        7.4
Media Group....................................................................        515        467         48       10.3
                                                                                 ---------  ---------  ---------        ---
Total operating income.........................................................  $   2,855  $   2,645  $     210        7.9
                                                                                 ---------  ---------  ---------        ---
                                                                                 ---------  ---------  ---------        ---

COMMUNICATIONS GROUP OPERATING INCOME

    The Communications Group's operating income increased $162, or 7.4 percent, to $2,340 during 1996. Revenues increased $595, or 6.3 percent, partially offset by an increase of $433, or 5.9 percent, in operating costs. Higher operating costs were incurred to address business growth, service-improvement initiatives and costs related to new business opportunities.

MEDIA GROUP OPERATING INCOME

                                                                                                         INCREASE (DECREASE)
                                                                                                         --------------------
                                                                                     1996       1995         $          %
                                                                                   ---------  ---------  ---------  ---------
Directory and information services:
  Domestic.......................................................................  $     452  $     399  $      53       13.3
  International..................................................................          2         (1)         3     --
                                                                                   ---------  ---------        ---  ---------
                                                                                         454        398         56       14.1
Wireless communications..........................................................        243        147         96       65.3

Cable and telecommunications:
  Domestic.......................................................................        (13)        23        (36)    --
  International..................................................................         (7)    --             (7)    --
                                                                                   ---------  ---------        ---  ---------
                                                                                         (20)        23        (43)    --
Other(1).........................................................................       (162)      (101)       (61)     (60.4)
                                                                                   ---------  ---------        ---  ---------
Operating income.................................................................  $     515  $     467  $      48       10.3
                                                                                   ---------  ---------        ---  ---------
                                                                                   ---------  ---------        ---  ---------

------------------------------

(1) Primarily includes headquarters expenses for shared services and divisional expenses associated with equity investments.

    Media Group operating income increased $48, or 10.3 percent, to $515. Excluding the effects of the November 15, 1996 Continental Merger, Media Group operating income increased $73, or 15.6 percent. The increase was primarily due to strong subscriber growth in wireless communications operations.

                                 U S WEST, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    DIRECTORY AND INFORMATION SERVICES. During 1996, operating income related to domestic Yellow Pages directory advertising increased 1.6 percent to $511. Revenue increases of 7.4 percent were offset by an approximate 10 percent increase in paper, printing, delivery and distribution costs and a charge of $25 to reorganize and reduce headcount in 1996. Operating losses associated with on-going product development activities reduced domestic directory and information services operating income by $59 in 1996, compared with a reduction of $104 in 1995. The decrease in operating losses is primarily the result of exiting various product development activities in 1995.

    WIRELESS COMMUNICATIONS. Cellular operating income increased 65.3 percent, to $243 in 1996. The increase in operating income is a result of revenue increases associated with the rapidly expanding subscriber base combined with efficiency gains. The 1996 decline in revenue per subscriber of 12 percent has been more than offset by a combined decrease of 18 percent in the costs incurred to acquire and support customers.

    CABLE AND TELECOMMUNICATIONS. Cable and telecommunications results include an operating loss of $25 related to the November 15, 1996 Continental Merger. The operating loss includes $112 of depreciation and amortization expense as a result of the preliminary purchase price allocation. Continental will generate operating losses for the foreseeable future because of the effects of amortization of intangible assets and depreciation associated with network upgrades.

    The Atlanta Systems contributed operating income of $12 in 1996, compared with $23 in 1995. An increase in depreciation expense related to system upgrade activities has contributed to the decline in operating income.

    OTHER. Other operating losses include costs related to general and administrative services provided by U S WEST to the Media Group, including executive management, legal, accounting and auditing, tax, treasury, strategic planning and public policy. Also included are costs related to managing the various Media Group operations, predominantly the international operations. Other operating losses increased in 1996 primarily as a result of a change in cost allocation policy. Beginning in 1996, other operating losses include costs that are not specifically identifiable with an operating company. Previously such costs were allocated to the operating companies. Other operating losses also include a charge of $10 related to staff reductions at international headquarters in 1996.

INTEREST EXPENSE AND OTHER

                                                                                                                 INCREASE
                                                                                                           --------------------
                                                                                       1996       1995         $          %
                                                                                     ---------  ---------  ---------  ---------
Interest expense...................................................................  $     612  $     527  $      85       16.1
Equity losses in unconsolidated ventures...........................................        346        207        139       67.1
Guaranteed minority interest expense...............................................         55         14         41     --
Other expense -- net...............................................................         61         36         25       69.4

    Interest expense increased $85, or 16.1 percent, primarily as a result of assuming $6.5 billion, at market value, in debt related to the Continental Merger. Also contributing to the increase was a higher average debt level at the Communications Group and a decrease in the amount of interest capitalized resulting from a lower average balance of telecommunications plant under construction at the Communications Group.

                                 U S WEST, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    Equity losses increased $139 in 1996, primarily due to network expansion costs and additional financing costs at Telewest and One 2 One. Rapid customer growth at One 2 One also contributed to the increase. Start-up and other costs associated with new international investments located in Poland and Malaysia contributed to the increase, along with losses related to Continental's cable and telecommunications investments. Domestically, improved results from the TWE partnership, related to improvements in cable and programming operations, were more than offset by increased losses at PrimeCo Personal Communications L.P. ("PrimeCo") as the partnership launched service in the fourth quarter of 1996. The Company expects PrimeCo to experience several years of operating losses associated with the start-up phase of its operations. The Company expects equity losses to continue to be significant in 1997 as expansion activities of its equity investments continue.

    Guaranteed minority interest expense reflects an increase of $34 related to the September 11, 1995 issuance of Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely Company-guaranteed debentures ("Preferred Securities") totaling $600, and an increase of $7 related to an additional $480 issuance of Preferred Securities on October 29, 1996.

    Other expense increased $25 in 1996, primarily as a result of a pretax charge of $31, associated with the sale of the Company's cable television interests in Norway, Sweden and Hungary, and a $13 adjustment related to the Company's equity investment in Bell Communications Research, Inc. ("Bellcore"), of which U S WEST Communications has a one-seventh ownership interest. Partially offsetting were foreign currency translation gains associated with loans to international ventures and costs incurred in 1995 associated with the Recapitalization Plan.

PROVISION FOR INCOME TAXES

                                                                                                      DECREASE
                                                                                                --------------------
                                                                            1996       1995         $          %
                                                                          ---------  ---------  ---------  ---------
Provision for income taxes..............................................  $     696  $     825  $    (129)     (15.6)
Effective tax rate......................................................       37.8%      38.3%    --         --

    The decrease in the effective tax rate is primarily a result of lower pretax earnings and a one-time benefit associated with the leveraged lease portfolio.

RESULTS OF OPERATIONS -- 1995 COMPARED WITH 1994

NET INCOME

                                                            NET INCOME
                                            ------------------------------------------            EARNINGS PER SHARE(1)
                                                                  INCREASE (DECREASE)   ------------------------------------------
                                                                                                                    DECREASE
                                                                  --------------------                        --------------------
                                              1995       1994         $          %        1995       1994         $          %
                                            ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Communications Group......................  $   1,176  $   1,150  $      26        2.3  $    2.50  $    2.53  $   (0.03)      (1.2)
Media Group...............................        141        276       (135)     (48.9)      0.29       0.61      (0.32)     (52.5)
                                            ---------  ---------  ---------  ---------
Total net income..........................  $   1,317  $   1,426  $    (109)      (7.6)
                                            ---------  ---------  ---------  ---------
                                            ---------  ---------  ---------  ---------

------------------------------

(1) Earnings per share have been presented on a pro forma basis as if the Communications Stock and Media Stock had been outstanding since January 1, 1994. For periods prior to the recapitalization, the average common shares outstanding are assumed to be equal to the average common shares outstanding for U S WEST.

                                 U S WEST, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

COMMUNICATIONS GROUP NET INCOME

                                                            NET INCOME                            EARNINGS PER SHARE(1)
                                            ------------------------------------------  ------------------------------------------
                                                                  INCREASE (DECREASE)                         INCREASE (DECREASE)
                                                                  --------------------                        --------------------
                                              1995       1994         $          %        1995       1994         $          %
                                            ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Reported net income.......................  $   1,176  $   1,150  $      26        2.3  $    2.50  $    2.53  $   (0.03)      (1.2)
Adjustments to reported net income:
  Gains on sales of rural telephone
    exchanges.............................        (85)       (51)       (34)     (66.7)     (0.18)     (0.11)     (0.07)     (63.6)
  Recapitalization costs..................          8     --              8     --           0.01     --           0.01     --
  Early extinguishment of debt............          8     --              8     --           0.02     --           0.02     --
                                            ---------  ---------        ---  ---------  ---------  ---------  ---------  ---------
Normalized income.........................  $   1,107  $   1,099  $       8        0.7  $    2.35  $    2.42  $   (0.07)      (2.9)
                                            ---------  ---------        ---  ---------  ---------  ---------  ---------  ---------
                                            ---------  ---------        ---  ---------  ---------  ---------  ---------  ---------

------------------------------

(1) Earnings per share have been presented on a pro forma basis as if the Communications Stock had been outstanding since January 1, 1994. For periods prior to the recapitalization, the average common shares outstanding are assumed to be equal to the average common shares outstanding for U S WEST.

    The Communications Group's 1995 normalized income was $1,107, an increase of $8, or 0.7 percent, compared with $1,099 in 1994. The increase in normalized income was attributable to revenue growth of 3.4 percent largely offset by significantly higher costs incurred to improve customer service and meet greater than expected business growth. Normalized pro forma earnings per Communications share were $2.35, a decrease of $0.07, or 2.9 percent, from 1994. Earnings per share in 1995 reflect approximately 17 million additional average common shares outstanding, of which 12.8 million were issued in December 1994.

    During 1995, the Communications Group refinanced $145 of long-term debt. Expenses associated with the refinancing resulted in extraordinary charges of $8, net of tax benefits of $5.

MEDIA GROUP NET INCOME

                                                              NET INCOME                            EARNINGS PER SHARE(1)
                                              ------------------------------------------  ------------------------------------------
                                                                    INCREASE (DECREASE)                         INCREASE (DECREASE)
                                                                    --------------------                        --------------------
                                                1995       1994         $          %        1995       1994         $          %
                                              ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Reported net income.........................  $     141  $     276  $    (135)     (48.9) $    0.29  $    0.61  $   (0.32)   (52.5)
Adjustments to reported net income:
  Sale of Paging operations(2)..............     --            (41)        41     --         --          (0.09)      0.09     --
  Partial sale and merger of joint venture
    interest(2, 3)..........................        (95)      (105)        10        9.5      (0.20)     (0.23)      0.03       13.0
  Recapitalization costs....................          9     --              9     --           0.02     --           0.02     --
  Early extinguishment of debt..............          4     --              4     --           0.01     --           0.01     --
                                              ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
  Normalized income.........................  $      59  $     130  $     (71)     (54.6) $    0.12  $    0.29  $   (0.17)    (58.6)
                                              ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                              ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

------------------------------

(1) Earnings per share have been presented on a pro forma basis as if the Media Stock had been outstanding since January 1, 1995. For periods prior to the recapitalization, the average common shares outstanding are assumed to be equal to the average common shares outstanding for U S WEST.

(2) The 1994 gain relates to the partial sale of U S WEST's joint venture interest in Telewest and the sale of U S WEST's paging operations.

(3)   The 1995 gain relates to the merger of Telewest with SBC CableComms (UK).

                                 U S WEST, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    During 1995, normalized income declined 54.6 percent, to $59, excluding the effects of the one-time items. The decline is due primarily to higher equity losses related to international growth initiatives and increased amortization and interest expense.

    During 1995, the Media Group incurred an extraordinary loss of $4, net of a tax benefit of $2, related to the early retirement of debt by TWE and incurred costs of $9 associated with the Recapitalization Plan.

SALES AND OTHER REVENUES

                                                                                                           INCREASE
                                                                                                     --------------------
                                                                                 1995       1994         $          %
                                                                               ---------  ---------  ---------  ---------
Communications Group.........................................................  $   9,484  $   9,176  $     308        3.4
Media Group..................................................................      2,374      1,908        466       24.4
Intergroup eliminations......................................................       (112)      (131)        19       14.5
                                                                               ---------  ---------  ---------        ---
Total sales and other revenues...............................................  $  11,746  $  10,953  $     793        7.2
                                                                               ---------  ---------  ---------        ---
                                                                               ---------  ---------  ---------        ---

COMMUNICATIONS GROUP SALES AND OTHER REVENUES

                                                                                                                  INCREASE
                                                                                           LOWER                  (DECREASE)
                                                                              PRICE      (HIGHER)                 ---------
                                          1995       1994       DEMAND       CHANGES      REFUNDS       OTHER         $
                                        ---------  ---------  -----------  -----------  -----------  -----------  ---------
Local service.........................  $   4,344  $   4,067   $     273    $      35    $     (10)   $     (21)  $     277
Interstate access.....................      2,378      2,269         191          (66)          (2)         (14)        109
Intrastate access.....................        747        729          36          (31)           8            5          18
Long-distance network.................      1,189      1,329         (54)         (23)          (1)         (62)       (140)
Other services........................        826        782      --           --           --               44          44
                                        ---------  ---------       -----          ---          ---          ---   ---------
Total.................................  $   9,484  $   9,176   $     446    $     (85)   $      (5)   $     (48)  $     308
                                        ---------  ---------       -----          ---          ---          ---   ---------
                                        ---------  ---------       -----          ---          ---          ---   ---------


                                            %
                                        ---------
Local service.........................        6.8
Interstate access.....................        4.8
Intrastate access.....................        2.5
Long-distance network.................      (10.5)
Other services........................        5.6
                                        ---------
Total.................................        3.4
                                        ---------
                                        ---------

    Local service revenues increased principally as a result of higher demand for new and existing services, and demand for second lines. Reported total access lines increased 496,000, or 3.5 percent, of which 161,000 were second lines. Second line installations increased 25.5 percent compared with 1994. Access line growth was 4.1 percent when adjusted for sales of rural telephone access lines during 1995.

    Higher revenues from interstate access services were driven by an increase of 9.2 percent in interstate billed access minutes of use, which more than offset the effects of price reductions and refunds. Intrastate access revenues increased primarily due to the impact of increased business volumes and MTCPs, partially offset by the impact of rate changes.

    Long-distance revenues were impacted by the implementation of MTCPs in Oregon and Washington in 1994. The 1995 impact of the MTCPs was a $62 reduction in long-distance revenues, partially offset by increases in intrastate access revenues of $12 and decreases in other operating expenses (i.e., access expense) of $42. Excluding the effects of the MTCPs, long-distance revenues decreased by
5.9 percent during 1995, primarily due to the effects of competition and rate reductions.

    During 1995, revenues from other services increased primarily as a result of continued market penetration in voice messaging services and sales of high-speed data transmission services. Revenue growth

                                 U S WEST, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

from other services was also attributed to inside wire maintenance services and a large contract related to a wire installation project. These increases were partially offset by a decrease in billing and collection service revenues.

MEDIA GROUP SALES AND OTHER REVENUES

                                                                                                      INCREASE (DECREASE)
                                                                                                      --------------------
                                                                                  1995       1994         $          %
                                                                                ---------  ---------  ---------  ---------
Directory and information services:
  Domestic....................................................................  $   1,058  $     997  $      61        6.1
  International...............................................................        122         78         44       56.4
                                                                                ---------  ---------  ---------  ---------
                                                                                    1,180      1,075        105        9.8
Wireless communications:
  Cellular service............................................................        845        633        212       33.5
  Cellular equipment..........................................................         96        120        (24)     (20.0)
  Paging sales and service(1).................................................     --             28        (28)    --
                                                                                ---------  ---------  ---------  ---------
                                                                                      941        781        160       20.5
Cable and telecommunications..................................................        215         18        197     --
Other.........................................................................         38         34          4       11.8
                                                                                ---------  ---------  ---------  ---------
Sales and other revenues......................................................  $   2,374  $   1,908  $     466       24.4
                                                                                ---------  ---------  ---------  ---------
                                                                                ---------  ---------  ---------  ---------

------------------------------

(1) The paging business was sold in June 1994. Results reflect operations for the six months ending June 30, 1994.

    Media Group sales and other revenues increased 15 percent, to $2,374 in 1995, excluding the effects of the 1994 Atlanta Systems acquisition and paging sale. The increase was primarily due to strong growth in cellular service revenue.

    DIRECTORY AND INFORMATION SERVICES. Revenues related to Yellow Pages directory advertising increased 6.4 percent, to $1,026 in 1995. The increase was a result of price increases of 4.5 percent, higher revenue per advertiser and an increase in Yellow Pages advertising volume.

    International directory publishing revenues increased $44 in 1995, primarily due to U S WEST's May 1994 purchase of Thomson Directories. The remaining increase is due to an increase in advertisers and revenue per advertiser.

    WIRELESS COMMUNICATIONS. Cellular service revenues increased 33.5 percent, to $845 in 1995, due to a 51 percent increase in subscribers during the year (with 20 percent of the additions occurring in December), partially offset by a 13 percent drop in average revenue per subscriber to $60.00 per month. The increase in subscribers relates to continued growth in demand for wireless services.

    Cellular equipment revenues decreased 20 percent, to $96 in 1995, as a result of lower cellular equipment costs. These lower equipment costs are being passed on to retailers and to new customers.

    Revenues related to the paging sales and service operations, which were sold in 1994, approximated $28 in 1994.

    CABLE AND TELECOMMUNICATIONS. Domestic cable and telecommunications revenues increased $197 in 1995, due to the December 1994 acquisition of the Atlanta Systems.

                                 U S WEST, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OPERATING INCOME

                                                                                                             INCREASE
                                                                                                       --------------------
                                                                                   1995       1994         $          %
                                                                                 ---------  ---------  ---------  ---------
Communications Group...........................................................  $   2,178  $   2,118  $      60        2.8
Media Group....................................................................        467        389         78       20.1
                                                                                 ---------  ---------  ---------        ---
Total operating income.........................................................  $   2,645  $   2,507  $     138        5.5
                                                                                 ---------  ---------  ---------        ---
                                                                                 ---------  ---------  ---------        ---

COMMUNICATIONS GROUP OPERATING INCOME

    The Communications Group's operating income increased $60, or 2.8 percent, to $2,178 during 1995. Revenue growth contributed $308 of the increase which was largely offset by an increase of $248, or 3.5 percent, in operating costs. The higher operating costs were incurred to improve customer service and meet greater than expected business growth.

MEDIA GROUP OPERATING INCOME

                                                                                                            INCREASE (DECREASE)
                                                                                                            --------------------
                                                                                        1995       1994         $          %
                                                                                      ---------  ---------     ---     ---------
Directory and information services:
  Domestic..........................................................................  $     399  $     397  $       2        0.5
  International.....................................................................         (1)        (1)    --         --
                                                                                      ---------  ---------        ---        ---
                                                                                            398        396          2        0.5
Wireless communications:
  Cellular..........................................................................        147         82         65       79.3
  Paging sales and service(1).......................................................     --              6         (6)    --
                                                                                      ---------  ---------        ---        ---
                                                                                            147         88         59       67.0
Cable and telecommunications........................................................         23     --             23     --
Other(2)............................................................................       (101)       (95)        (6)      (6.3)
                                                                                      ---------  ---------        ---        ---
Operating income....................................................................  $     467  $     389  $      78       20.1
                                                                                      ---------  ---------        ---        ---
                                                                                      ---------  ---------        ---        ---

------------------------------

(1) The paging business was sold in June 1994. Results reflect operations for six months ending June 30, 1994.

(2) Primarily includes headquarters expenses for shared services and divisional expenses associated with equity investments.

    During 1995, Media Group operating income increased 13 percent, to $467, excluding the effects of the 1994 Atlanta Systems acquisition and sale of the paging business. The increase was primarily due to strong growth in wireless communications operations.

    DIRECTORY AND INFORMATION SERVICES. During 1995, operating income related to domestic Yellow Pages directory advertising increased $40. Revenue increases of $61 and general cost savings of $15, including $8 associated with assuming the management of certain data base services from the Communications Group, contributed to the increase. The revenue gains and cost savings were partially offset by operating cost increases of $36, primarily due to an 11 percent increase in paper, printing, delivery and distribution costs. New product development activities reduced domestic directory and information services operating income by $104 in 1995, compared with a reduction of $66 in 1994.

                                 U S WEST, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    WIRELESS COMMUNICATIONS. Cellular operating income increased 79.3 percent, to $147 in 1995. The increase in operating income is a result of revenue increases associated with the rapidly expanding subscriber base combined with efficiency gains. The 1995 decline in revenue per subscriber of 13 percent has been more than offset by decreases in the cost incurred to acquire and support customers.

    CABLE AND TELECOMMUNICATIONS. Cable and telecommunications operating income reflects the December 1994 acquisition of the Atlanta Systems. The Atlanta Systems contributed operating income of $23 in 1995.

INTEREST EXPENSE AND OTHER

                                                                                                                 INCREASE
                                                                                                           --------------------
                                                                                       1995       1994         $          %
                                                                                     ---------  ---------  ---------  ---------
Interest expense...................................................................  $     527  $     442  $      85       19.2
Equity losses in unconsolidated ventures...........................................        207        121         86       71.1
Other expense (income) -- net......................................................         36        (25)        61     --

    Interest expense increased primarily as a result of increased debt financing at the Communications Group, the December 1994 acquisition of the Atlanta Systems, new domestic and international investments and a reclassification of debt from net investment in assets held for sale.

    Equity losses increased $86 in 1995, primarily due to costs related to expansion of the network and additional financing costs at Telewest; and additional costs associated with the significant increase in customers at One 2 One. Start-up and other costs associated with new international cable and telecommunications investments primarily located in the Czech Republic and Malaysia also contributed to the increase. These increased losses were partially offset by earnings in the European wireless operations and gains related to movement in foreign currency exchange rates. Losses related to domestic investments in TWE and PrimeCo also increased.

    The increase in other expense is largely attributable to costs associated with the Recapitalization Plan in 1995, increased minority interest expense associated with the domestic cellular operations and a 1994 gain on sale of nonstrategic operations.

PROVISION FOR INCOME TAXES

                                                                                                                 DECREASE
                                                                                                           --------------------
                                                                                       1995       1994         $          %
                                                                                     ---------  ---------  ---------  ---------
Provision for income taxes.........................................................  $     825  $     857  $     (32)      (3.7)
Effective tax rate.................................................................       38.3%      37.5%    --         --

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

                                 U S WEST, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES -- THREE YEARS ENDED DECEMBER 31, 1996

OPERATING ACTIVITIES

                                                                                           YEAR ENDED DECEMBER 31,
                                                                                       -------------------------------
                                                                                         1996       1995       1994
                                                                                       ---------  ---------  ---------
Communications Group.................................................................  $   3,306  $   2,719  $   2,509
Media Group..........................................................................        692        640        551
Elimination(1).......................................................................     --             61        187
                                                                                       ---------  ---------  ---------
Total cash provided by operating activities..........................................  $   3,998  $   3,420  $   3,247
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------
------------------------------
(1)    Reflects an adjustment for the cash funding of postretirement benefits by Communications Group and the related issuance of U S WEST common stock.

    During 1996, cash provided by operating activities increased $578 due primarily to growth in Communications Group operations. The increase in operating cash flows at the Communications Group reflects a $157 decrease in the cash funding of postretirement benefits and lower restructuring plan expenditures. Operating cash flow in Media Group increased due to growth in the cellular and Yellow Pages businesses, in addition to the contributing effects of the Continental Merger. See the U S WEST Consolidated Financial Statements --
Note 11 -- Restructuring Charge.

    Cash provided by operating activities increased $173 in 1995. Business growth in the Communications Group and a reduction in the cash funding of postretirement benefit costs were partially offset by increases in restructuring plan expenditures. Improvement in the Media Group operating cash flow resulted from growth in the cellular business and the acquisition of the Atlanta Systems, partially offset by higher income tax and interest payments.

INVESTING ACTIVITIES

                                                                                           YEAR ENDED DECEMBER 31,
                                                                                       -------------------------------
                                                                                         1996       1995       1994
                                                                                       ---------  ---------  ---------
Communications Group.................................................................  $   2,230  $   2,268  $   2,156
Media Group..........................................................................        818      1,238      1,422
                                                                                       ---------  ---------  ---------
Total cash used for investing activities.............................................  $   3,048  $   3,506  $   3,578
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------

    Total capital expenditures were $3,071, $2,825 and $2,603 in 1996, 1995 and 1994, respectively. In 1997, capital expenditures are expected to approximate $4.1 billion, of which $2.5 billion and $1.6 billion pertain to the Communications Group and the Media Group, respectively. Included in the 1997 capital expenditure estimates are the Communications Group entry costs for wireless PCS and the interLATA long-distance markets and interconnection costs to meet the requirements of the Telecommunications Act of 1996. Also included are costs for the Media Group to upgrade the domestic cable network and the domestic cellular network.

    In March 1995, PrimeCo, a wireless services joint venture in which Media Group has a 24 percent interest, was awarded PCS licenses in 11 markets. The Company's share of the cost of the licenses was approximately $268, all of which was funded in 1995. In 1996, the Company invested an additional $132 to fund network build activities.

                                 U S WEST, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    Investing activities of the Company include equity investments in international ventures. The Company invested $243, $681 and $444 in international ventures in 1996, 1995 and 1994, respectively. Investments in 1996 include loans provided to One 2 One, the purchase of a 23 percent interest in a venture to provide wireless service in Poland and the purchase of a 28 percent interest in a venture in Belgium to provide telephony services on the cable network. In 1995, the Company invested $681 in international ventures in Malaysia, the Netherlands, Czech Republic and United Kingdom. The Company invested approximately $444 in developing international businesses in 1994, including the acquisition of Thomson Directories. The Company anticipates that investments in international ventures will approximate $420 in 1997. This includes investments to provide digital wireless service in India and to fund expansion at One 2 One. Additionally, in 1997, U S WEST may contribute equity to ventures acquired from Continental.

    In connection with its review of the financial and operating performance, market value and capital requirements of its international investment portfolio, management has identified certain investments it believes are appropriate to sell or restructure under acceptable terms. Management expects that sales proceeds could approximate $300 in 1997. In January 1997, the Company sold its 5 percent interest in a French wireless venture for proceeds of $82. Additionally, U S WEST is pursuing a possible sale or restructuring of Continental's joint venture interest in Optus Vision Pty Ltd, an Australian cable/telephony venture.

FINANCING ACTIVITIES

                                                                                            YEAR ENDED DECEMBER 31,
                                                                                        -------------------------------
                                                                                          1996       1995       1994
                                                                                        ---------  ---------  ---------
Communications Group..................................................................  $  (1,168) $    (395) $    (293)
Media Group...........................................................................        227        525        993
Elimination(1)........................................................................     --            (61)      (187)
                                                                                        ---------  ---------  ---------
Total cash (used for) provided by financing activities................................  $    (941) $      69  $     513
                                                                                        ---------  ---------  ---------
                                                                                        ---------  ---------  ---------

------------------------------

(1) Reflects an adjustment for the receipt of cash by the Media Group for the funding of postretirement benefits by Communications Group and the related issuance of U S WEST common stock.

    Total debt at December 31, 1996, was $15,351, an increase of $6,496 compared to December 31, 1995. The increase is primarily a result of assuming Continental debt totaling $6,525 (at market value) on November 15, 1996. Concurrently, the Company refinanced $3,657 of the assumed debt with commercial paper. In January 1997, the Company issued medium- and long-term debt totaling $4.1 billion, at a weighted average rate of 7.47 percent. The proceeds were used to refinance the commercial paper. Accordingly, such commercial paper is classified as long-term debt in the accompanying U S WEST Consolidated Balance Sheet at December 31, 1996.

    The assumption of Continental's debt, in conjunction with the Merger, has resulted in a downgrading of U S WEST's credit ratings. Senior unsecured debt and commercial paper ratings by Moody's, Standard & Poor's and Duff & Phelps were Baa1, BBB+ and BBB+, and P2, A2, and D-2, respectively.

    The Continental Merger and the regulatory uncertainty surrounding the Washington State Utilities and Transportation Commission's $91.5 rate reduction order (see the U S WEST Consolidated Financial Statements -- Note 19 -- Commitments and Contingencies) have also resulted in a general downgrading of U S WEST Communications' credit ratings. U S WEST Communications' senior unsecured debt and

                                 U S WEST, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

commercial paper ratings by Moody's, Standard & Poor's and Duff & Phelps were Aa3, A-plus and AA-minus, and P1, A1 and D-1-plus, respectively, at December 31, 1996.

    In 1996, U S WEST issued $254 of exchangeable notes, or Debt Exchangeable for Common Stock ("DECS"), due May 15, 1999. Upon maturity, each DECS will be mandatorily exchanged by U S WEST for shares of Financial Security Assurance Holdings Ltd. ("FSA") held by the Company or, at U S WEST's option, redeemed at the cash equivalent. The capital assets segment currently holds approximately 40 percent of the outstanding FSA common stock. On October 29, 1996, the Company refinanced commercial paper through the issuance of 8.25 percent Preferred Securities totaling $480. The payment of interest and redemption amounts to holders of the Preferred Securities are fully and unconditionally guaranteed by U S WEST.

    During 1995, debt increased $917 primarily due to the increase in capital expenditures at the Communications Group, Media Group investments in international ventures, acquisition of PCS licenses, and a reclassification of debt from net investment in assets held for sale. In addition, during fourth-quarter 1995, U S WEST issued $130 of DECS due December 15, 1998. These increases in debt were partially offset by reductions of debt in 1995 related to the Media Group investment in TWE and a refinancing of commercial paper by issuing $600 of Preferred Securities. The payment of interest and redemption amounts to holders of the Preferred Securities are fully and unconditionally guaranteed by U S WEST.

    During 1995, U S WEST refinanced $2.6 billion of commercial paper to take advantage of favorable long-term interest rates. In addition to the commercial paper, U S WEST Communications refinanced $145 of long-term debt. Expenses associated with the refinancing of long-term debt resulted in extraordinary after-tax charges to income of $8, net of tax benefits of $5.

    U S WEST has commitments and debt guarantees associated with its international investments in the principal amount of approximately $700. In addition, a wholly owned subsidiary of U S WEST guarantees debt associated with its international investment in the principal amount of approximately $350. U S WEST also guarantees approximately $170 in commitments related to its domestic investments.

    Excluding debt associated with the capital assets segment, the Company's percentage of debt to total capital at December 31, 1996, was 54.8 percent compared with 50.7 percent at December 31, 1995. Including debt associated with the capital assets segment, Preferred Securities and mandatorily redeemable preferred stock, the Company's percentage of debt to total capital was 59.5 percent at December 31, 1996 and 56.4 percent at December 31, 1995. The increase in debt related to total capital in 1996 is a result of the increase in debt associated with the Continental Merger.

    U S WEST maintains a commercial paper program to finance short-term cash flow requirements, as well as to maintain a presence in the short-term debt market. In addition, U S WEST maintains lines of credit aggregating approximately $5.1 billion, all of which was available at December 31, 1996. Under registration statements filed with the Securities and Exchange Commission ("SEC"), as of December 31, 1996, U S WEST is permitted to issue up to approximately $940 of new debt securities.

    U S WEST from time to time engages in preliminary discussions regarding restructurings, dispositions and other similar transactions. Any such transaction may include, among other things, the transfer of certain assets, businesses or interests, or the incurrence or assumption of indebtedness, and could be material to the financial condition and results of operations of U S WEST. There is no assurance that any such discussions will result in the consummation of any such transaction.

                                 U S WEST, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RISK MANAGEMENT

    The Company is exposed to market risks arising from changes in interest rates and foreign exchange rates. Derivative financial instruments are used to manage this risk. U S WEST does not use derivative financial instruments for trading purposes.

INTEREST RATE RISK MANAGEMENT

    The objective of the interest rate risk management program is to minimize the total cost of debt over time and the interest rate variability. This is achieved through the use of interest rate swaps which adjust the ratio of fixed- to variable-rate debt.

    Notional amounts of interest rate swaps and cap agreements outstanding were $2,649 and $1,609 at December 31, 1996 and 1995, respectively. This includes notional amounts for interest rate swaps and cap agreements of $1,500, that were assumed in connection with the Continental Merger. These contracts have various maturities that extend to 2004. A 25 basis point increase in interest rates would create a gain of $4 in the market value of interest rate contracts. Likewise, a 25 basis point decrease in interest rates would create a loss of $4 in the market value of interest rate contracts.

    During fourth-quarter 1996, U S WEST purchased put options for $1.5 billion notional of U.S. Treasury Bonds to protect against an increase in interest rates in conjunction with the 1997 debt refinancing. A deferred gain of $5 was recognized in January 1997 at contract closing. The deferred gain will be recognized as a yield adjustment over the life of the debt, which matures at various dates through 2027.

FOREIGN EXCHANGE RISK MANAGEMENT

    U S WEST enters into forward and zero-cost combination option contracts to manage the market risks associated with fluctuations in foreign exchange rates after consideration of offsetting foreign exposures among international operations. The use of forward and option contracts allow U S WEST to fix or cap the cost of firm foreign investment commitments and the repayment of foreign currency denominated short-term receivables in countries with freely convertible currencies. The market values of the foreign exchange positions, including the hedging instruments, are continuously monitored and compared with predetermined levels of acceptable risk.

    As of December 31, 1996, 1995 and 1994, notional amounts of foreign exchange forward and option contracts outstanding were $0, $456 and $170, respectively. These contracts were primarily for the purchase of Dutch guilders and British pounds in 1995 and British pounds in 1994. In January and February 1997, the Company entered into foreign exchange forward contracts in notional amounts totaling $170 for the purchase and/or sale of British pounds, Japanese yen and French francs. All foreign exchange contracts have maturities of one year or less.

    The Company had British pound-denominated receivables in the translated principal amounts of $250, $139 and $48 at December 31, 1996, 1995 and 1994, respectively. The Company also had foreign exchange risks associated with a Dutch guilder-denominated payable in the translated principal amount of $216 at December 31, 1995, which was repaid in February 1996. These positions were partially hedged in 1996 and 1995. In 1997, these positions are no longer hedged.

COMPETITIVE AND REGULATORY ENVIRONMENT

    For a complete discussion of the competitive and regulatory environment of the Communications Group and the Media Group, see Management's Discussion and Analysis of Financial Condition and Results of Operations -- "Competitive and Regulatory Environment."

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareowners of U S WEST, Inc.:

    We have audited the accompanying Consolidated Balance Sheet of U S WEST, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1996, and the related Consolidated Statements of Operations and Cash Flows for the year then ended. These consolidated financial statements and the Supplementary Selected Proportionate Results of Operations referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and supplementary information based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of U S WEST, Inc. and subsidiaries as of December 31, 1996, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

    We have also audited the Supplementary Selected Proportionate Results of Operations for the year ended December 31, 1996, presented on page A-69. The Supplementary Selected Proportionate Results of Operations have been prepared by management to present relevant financial information that is not provided by the Consolidated Financial Statements and is not intended to be a presentation in conformity with generally accepted accounting principles. In our opinion, the Supplementary Selected Proportionate Results of Operations referred to above fairly states, in all material respects, the information set forth therein on the basis of accounting described on page A-69.

ARTHUR ANDERSEN LLP

Denver, Colorado,
February 12, 1997.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareowners of U S WEST, Inc.:

    We have audited the Consolidated Balance Sheet of U S WEST, Inc. as of December 31, 1995, and the related Consolidated Statements of Operations and Cash Flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of U S WEST, Inc. as of December 31, 1995, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

COOPERS & LYBRAND L.L.P.

Denver, Colorado
February 12, 1996

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

    U S WEST maintains a system of internal accounting controls designed to provide reasonable assurance as to the integrity and reliability of financial statements, the safeguarding of assets and the prevention and detection of material errors or fraudulent financial reporting. Monitoring of such systems includes an internal audit program designed to objectively assess the effectiveness of internal controls and recommend improvements therein.

    Limitations exist in any system of internal accounting controls based upon the recognition that the cost of the system should not exceed the benefits derived. U S WEST believes that the Company's system does provide reasonable assurance that transactions are executed in accordance with management's general or specific authorizations and is adequate to accomplish the stated objectives.

    The independent certified public accountants, whose reports are included herein, were engaged to express an opinion on our Consolidated Financial Statements. Their opinions are based on procedures performed in accordance with generally accepted auditing standards, including examining, on a test basis, evidence supporting the amounts and disclosures in the Consolidated Financial Statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.

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

Richard D. McCormick
CHAIRMAN AND CHIEF EXECUTIVE OFFICER
Michael P. Glinsky
EXECUTIVE VICE PRESIDENT AND
CHIEF FINANCIAL OFFICER
February 12, 1997

                                 U S WEST, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                   -------------------------------
                                                                                     1996       1995       1994
                                                                                   ---------  ---------  ---------
                                                                                         DOLLARS IN MILLIONS
Sales and other revenues.........................................................  $  12,911  $  11,746  $  10,953
Operating expenses:
  Employee-related expenses......................................................      4,412      4,071      3,779
  Other operating expenses.......................................................      2,671      2,323      2,203
  Taxes other than income taxes..................................................        429        416        412
  Depreciation and amortization..................................................      2,544      2,291      2,052
                                                                                   ---------  ---------  ---------
    Total operating expenses.....................................................     10,056      9,101      8,446
                                                                                   ---------  ---------  ---------

Operating income.................................................................      2,855      2,645      2,507
Interest expense.................................................................        612        527        442
Equity losses in unconsolidated ventures.........................................        346        207        121
Gains on asset sales:
  Rural telephone exchanges......................................................         59        136         82
  Merger and partial sale of joint venture interest..............................     --            157        164
  Paging assets..................................................................     --         --             68
Guaranteed minority interest expense.............................................         55         14     --
Other expense (income) -- net....................................................         61         36        (25)
                                                                                   ---------  ---------  ---------
Income before income taxes, extraordinary item and cumulative
  effect of change in accounting principle.......................................      1,840      2,154      2,283
Provision for income taxes.......................................................        696        825        857
                                                                                   ---------  ---------  ---------
Income before extraordinary item and cumulative effect of
  change in accounting principle.................................................      1,144      1,329      1,426
Extraordinary item -- early extinguishment of debt -- net of tax.................     --            (12)    --
                                                                                   ---------  ---------  ---------
Income before cumulative effect of change in accounting principle................      1,144      1,317      1,426
Cumulative effect of change in accounting principle -- net of tax................         34     --         --
                                                                                   ---------  ---------  ---------
NET INCOME.......................................................................  $   1,178  $   1,317  $   1,426
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Dividends on preferred stock.....................................................          9          3     --
                                                                                   ---------  ---------  ---------
EARNINGS AVAILABLE FOR COMMON STOCK..............................................  $   1,169  $   1,314  $   1,426
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

   The accompanying notes are an integral part of the Consolidated Financial
                                  Statements.

                                 U S WEST, INC.

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                   -------------------------------
                                                                                     1996       1995       1994
                                                                                   ---------  ---------  ---------
                                                                                   IN THOUSANDS (EXCEPT PER SHARE
                                                                                              AMOUNTS)
COMMUNICATIONS GROUP EARNINGS PER COMMON SHARE:
  Income before extraordinary item and cumulative effect of change in accounting
    principle....................................................................  $    2.55  $    2.52  $    2.53
  Extraordinary item -- early extinguishment of debt.............................     --          (0.02)    --
  Cumulative effect of change in accounting principle............................       0.07     --         --
                                                                                   ---------  ---------  ---------
COMMUNICATIONS GROUP EARNINGS PER COMMON SHARE...................................  $    2.62  $    2.50  $    2.53
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

COMMUNICATIONS GROUP AVERAGE COMMON SHARES OUTSTANDING...........................    477,549    470,716    453,316
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

MEDIA GROUP EARNINGS (LOSS) PER COMMON SHARE:
  Income (loss) before extraordinary item........................................  $   (0.16) $    0.30  $    0.61
  Extraordinary item -- early extinguishment of debt.............................     --          (0.01)    --
                                                                                   ---------  ---------  ---------
MEDIA GROUP EARNINGS (LOSS) PER COMMON SHARE.....................................  $   (0.16) $    0.29  $    0.61
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

MEDIA GROUP AVERAGE COMMON SHARES OUTSTANDING....................................    491,924    470,549    453,316
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

U S WEST, INC. EARNINGS PER COMMON SHARE.........................................                        $    3.14
                                                                                                         ---------
                                                                                                         ---------

U S WEST, INC. AVERAGE COMMON SHARES OUTSTANDING.................................                          453,316
                                                                                                         ---------
                                                                                                         ---------

   The accompanying notes are an integral part of the Consolidated Financial
                                  Statements.

                                 U S WEST, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                                  DECEMBER 31,
                                                                                              --------------------
                                                                                                1996       1995
                                                                                              ---------  ---------
                                                                                              DOLLARS IN MILLIONS
                                                      ASSETS

Current assets:
  Cash and cash equivalents.................................................................  $     201  $     192
  Accounts and notes receivable, less allowance for
    credit losses of $125 and $88, respectively.............................................      2,113      1,886
  Inventories and supplies..................................................................        159        227
  Deferred directory costs..................................................................        259        247
  Deferred tax asset........................................................................        213        282
  Prepaid and other.........................................................................        167         75
                                                                                              ---------  ---------
Total current assets........................................................................      3,112      2,909
                                                                                              ---------  ---------

Property, plant and equipment -- net........................................................     18,281     14,677

Investment in Time Warner Entertainment.....................................................      2,477      2,483
Net investment in international ventures....................................................      1,548      1,511
Intangible assets -- net....................................................................     12,595      1,798
Net investment in assets held for sale......................................................        409        429
Other assets................................................................................      2,433      1,264
                                                                                              ---------  ---------
Total assets................................................................................  $  40,855  $  25,071
                                                                                              ---------  ---------
                                                                                              ---------  ---------

   The accompanying notes are an integral part of the Consolidated Financial
                                  Statements.

                                 U S WEST, INC.

                                                                                                  DECEMBER 31,
                                                                                              --------------------
                                                                                                1996       1995
                                                                                              ---------  ---------
                                                                                              DOLLARS IN MILLIONS
                                       LIABILITIES AND SHAREOWNERS' EQUITY

Current liabilities:
  Short-term debt...........................................................................  $   1,051  $   1,901
  Accounts payable..........................................................................      1,316        975
  Due to Continental Cablevision shareowners................................................      1,150         --
  Employee compensation.....................................................................        470        385
  Dividends payable.........................................................................        263        254
  Current portion of restructuring charge...................................................        126        282
  Other.....................................................................................      1,698      1,255
                                                                                              ---------  ---------
Total current liabilities...................................................................      6,074      5,052
                                                                                              ---------  ---------
Long-term debt..............................................................................     14,300      6,954
Postretirement and other postemployment benefit obligations.................................      2,479      2,433
Deferred income taxes.......................................................................      4,349      1,071
Unamortized investment tax credits..........................................................        173        199
Deferred credits and other..................................................................        800        763

Commitments and Contingencies

Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding
  solely Company-guaranteed debentures......................................................      1,080        600
Preferred stock subject to mandatory redemption.............................................         51         51

Shareowners' equity:
  Series D Preferred Stock -- $1.00 per share par value, 20,000,000 shares authorized and
    issued..................................................................................        920         --
  Common shares -- Communications Stock -- $0.01 per share par value, 2,000,000,000 shares authorized, 480,460,536 and 482,877,097 issued and 480,457,336 and 473,635,025 outstanding, respectively. Media Stock -- $0.01 per share par value, 2,000,000,000 shares authorized, 624,782,710 and 481,556,451 issued and 608,863,327 and 472,314,379
    outstanding, respectively...............................................................     10,741      8,228
  Retained earnings (deficit)...............................................................         18       (115)
  LESOP guarantee...........................................................................        (91)      (127)
  Foreign currency translation adjustments..................................................        (39)       (38)
                                                                                              ---------  ---------
Total shareowners' equity...................................................................     11,549      7,948
                                                                                              ---------  ---------
Total liabilities and shareowners' equity...................................................  $  40,855  $  25,071
                                                                                              ---------  ---------
                                                                                              ---------  ---------

   The accompanying notes are an integral part of the Consolidated Financial
                                  Statements.

                                 U S WEST, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         YEAR ENDED DECEMBER 31,
                                                                                     -------------------------------
                                                                                       1996       1995       1994
                                                                                     ---------  ---------  ---------
                                                                                           DOLLARS IN MILLIONS
OPERATING ACTIVITIES
Net income.........................................................................  $   1,178  $   1,317  $   1,426
Adjustments to net income:
  Depreciation and amortization....................................................      2,544      2,291      2,052
  Equity losses in unconsolidated ventures.........................................        346        207        121
  Gain on asset sales:
    Rural telephone exchanges......................................................        (59)      (136)       (82)
    Merger and partial sale of joint venture interest..............................     --           (157)      (164)
    Paging assets..................................................................     --         --            (68)
  Cumulative effect of change in accounting principle..............................        (34)    --         --
  Deferred income taxes and amortization of investment tax credits.................          5        274        373
  Changes in operating assets and liabilities:
    Restructuring payments.........................................................       (242)      (334)      (289)
    Postretirement medical and life costs, net of cash fundings....................         39        (24)        (5)
    Accounts and notes receivable..................................................        (56)      (169)      (104)
    Inventories, supplies and other current assets.................................         31        (79)       (81)
    Accounts payable and accrued liabilities.......................................        225         45         (4)
Other -- net.......................................................................         21        185         72
                                                                                     ---------  ---------  ---------
Cash provided by operating activities..............................................      3,998      3,420      3,247
                                                                                     ---------  ---------  ---------
INVESTING ACTIVITIES
  Expenditures for property, plant and equipment...................................     (3,071)    (2,825)    (2,603)
  Investments in international ventures............................................       (243)      (681)      (350)
  Cash from net investment in assets held for sale.................................        213     --         --
  Investment in Atlanta Systems....................................................     --         --           (745)
  Proceeds from sale of paging assets..............................................     --         --            143
  Proceeds from disposals of property, plant and equipment.........................        189        201         96
  Other -- net.....................................................................       (136)      (201)      (119)
                                                                                     ---------  ---------  ---------
  Cash (used for) investing activities.............................................     (3,048)    (3,506)    (3,578)
                                                                                     ---------  ---------  ---------
FINANCING ACTIVITIES
  Proceeds from (repayments of) short-term debt -- net.............................      3,987     (1,281)     1,280
  Repayments of long-term debt.....................................................     (4,699)    (1,058)      (526)
  Proceeds from issuance of Preferred Securities -- net............................        465        581     --
  Proceeds from issuance of long-term debt.........................................        383      2,732        251
  Proceeds from issuance of common stock...........................................        168         87        364
  Purchases of treasury stock......................................................       (297)       (63)       (20)
  Dividends paid on common and preferred stock.....................................       (948)      (929)      (886)
  Proceeds from issuance of mandatorily redeemable preferred stock.................     --         --             50
                                                                                     ---------  ---------  ---------
  Cash (used for) provided by financing activities.................................       (941)        69        513
                                                                                     ---------  ---------  ---------
  Cash (used for) provided by continuing operations................................          9        (17)       182
  Cash (to) discontinued operations................................................     --         --           (101)
                                                                                     ---------  ---------  ---------
CASH AND CASH EQUIVALENTS
  Increase (decrease)..............................................................          9        (17)        81
  Beginning balance................................................................        192        209        128
                                                                                     ---------  ---------  ---------
  Ending balance...................................................................  $     201  $     192  $     209
                                                                                     ---------  ---------  ---------
                                                                                     ---------  ---------  ---------

   The accompanying notes are an integral part of the Consolidated Financial
                                  Statements.

                                 U S WEST, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE 1: RECAPITALIZATION PLAN

    On October 31, 1995, the shareowners of U S WEST, Inc., a Colorado corporation ("U S WEST Colorado"), voted to approve a proposal (the "Recapitalization Plan") adopted by the Board of Directors of U S WEST, Inc. (the "Board") to reincorporate in Delaware and create two classes of common stock that are intended to reflect separately the performance of the communications and multimedia businesses. Under the Recapitalization Plan, shareowners approved an Agreement and Plan of Merger between U S WEST Colorado and U S WEST, Inc., a Delaware corporation ("U S WEST" or the "Company"), pursuant to which U S WEST continues as the surviving corporation. In connection with the merger, the Certificate of Incorporation of U S WEST has been amended and restated to designate two classes of common stock of U S WEST, one class of which is authorized as U S WEST Communications Group Common Stock ("Communications Stock"), and the other class which is authorized as U S WEST Media Group Common Stock ("Media Stock"). Effective November 1, 1995, each share of common stock of U S WEST Colorado was converted into one share each of Communications Stock and Media Stock.

    The Communications Stock and Media Stock provide shareowners with two distinct securities that are intended to reflect separately the communications businesses of U S WEST (the "Communications Group") and the multimedia businesses of U S WEST (the "Media Group" and, together with the Communications Group, the "Groups").

    The Communications Group is comprised of U S WEST Communications, Inc. ("U S WEST Communications"), U S WEST Communications Services, Inc., U S WEST Federal Services, Inc., U S WEST Advanced Technologies, Inc., U S WEST Business Resources, Inc. and U S WEST Long Distance, Inc. The Communications Group provides telecommunications services to more than 25 million residential and business customers in the Communications Group region (the "Region"). The Region includes the states of Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming. Services offered by the Communications Group include local telephone services, exchange access services (which connect customers to the facilities of carriers, including long-distance providers and wireless operators), and long-distance services within Local Access and Transport Areas ("LATAs") in the Region. The Communications Group provides other products and services, including high-speed data applications, customer premises equipment and certain other communications services to business customers and governmental agencies both inside and outside the Region.

    The Media Group is comprised of Continental Cablevision, Inc., the third largest cable television system operator in the United States, U S WEST Multimedia Communications, Inc., which owns domestic cable television operations and investments, U S WEST Dex, Inc. (formerly U S WEST Marketing Resources Group, Inc.), which publishes White and Yellow Pages telephone directories, and provides directory and information services, U S WEST NewVector Group, Inc., which provides communications and information products and services over wireless networks and U S WEST International Holdings, Inc., which primarily owns investments in international cable and telecommunications, wireless communications and directory publishing operations.

    Dividends to be paid on Communications Stock are initially $0.535 per share per quarter. Dividends on the Communications Stock will be paid at the discretion of the Board, based primarily on the financial condition, results of operations and business requirements of the Communications Group and the Company as a whole. With regard to the Media Stock, the Board currently intends to retain future

                                 U S WEST, INC.

NOTE 1: RECAPITALIZATION PLAN (CONTINUED) earnings, if any, for the development of the Media Group's businesses and does not anticipate paying dividends on the Media Stock in the foreseeable future.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION. The Consolidated Financial Statements include the accounts of U S WEST and its majority-owned subsidiaries, except for the capital assets segment, which is held for sale. All significant intercompany amounts and transactions have been eliminated. Investments in less than majority-owned ventures are accounted for using the equity method.

    Certain reclassifications within the Consolidated Financial Statements have been made to conform to the current year presentation.

    INDUSTRY SEGMENTS. U S WEST consists of two Groups -- the Communications Group and the Media Group. The Communications Group operates in one industry segment (communications and related services) and the Media Group operates in four industry segments (directory and information services, wireless communications, cable and telecommunications and the capital assets segment, which is held for sale) as defined in Statement of Financial Accounting Standards ("SFAS") No. 14, "Financial Reporting for Segments of a Business Enterprise."

    Prior to January 1, 1995, the capital assets segment was accounted for as discontinued operations. Effective January 1, 1995, the capital assets segment has been accounted for as a net investment in assets held for sale, as discussed in Note 20 -- Net Investment in Assets Held for Sale -- to the Consolidated Financial Statements.

    USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

    CASH AND CASH EQUIVALENTS. Cash and cash equivalents include highly liquid investments with original maturities of three months or less that are readily convertible into cash and are not subject to significant risk from fluctuations in interest rates.

    INVENTORIES AND SUPPLIES. New and reusable materials of U S WEST Communications are carried at average cost, except for significant individual items that are valued based on specific costs. Nonreusable material is carried at its estimated salvage value. Inventories of all other U S WEST subsidiaries are carried at the lower of cost or market on a first-in, first-out basis.

    PROPERTY, PLANT AND EQUIPMENT. The investment in property, plant and equipment is carried at cost less accumulated depreciation. Additions, replacements and substantial betterments are capitalized. Costs for normal repair and maintenance of property, plant and equipment are expensed as incurred.

    U S WEST Communications and Continental provide for depreciation of property, plant and equipment based on various straight-line group methods using remaining useful (economic) lives based on industry-wide studies. U S WEST Communications discontinued accounting for its regulated telephone

                                 U S WEST, INC.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) operations under SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," in 1993. The average depreciable lives used for the major categories of telephone property, plant and equipment follow:

                                                                               AVERAGE LIFE
CATEGORY                                                                          (YEARS)
--------------------------------------------------------------------------  -------------------
General purpose computers.................................................           6
Digital switch............................................................          10
Digital circuit...........................................................          10
Aerial copper cable.......................................................          15
Underground copper cable..................................................          15
Buried copper cable.......................................................          20
Fiber cable...............................................................          20
Buildings.................................................................         27-49

    When the depreciable property, plant and equipment of U S WEST Communications and Continental is retired or sold, the original cost less the net salvage value is generally charged to accumulated depreciation.

    The other subsidiaries of U S WEST provide for depreciation using the straight-line method. When such depreciable property, plant and equipment is retired or sold, the resulting gain or loss is included in income. Media Group depreciates buildings between 10 to 40 years, cable distribution systems between 3 to 15 years, cellular systems between 5 to 15 years, and general purpose computer and other between 3 to 20 years.

    Depreciation expense was $2,411, $2,215 and $2,029 in 1996, 1995 and 1994,
respectively.

    Interest related to qualifying construction projects, including construction projects of equity method investees, is capitalized and reflected as a reduction of interest expense. Amounts capitalized by U S WEST were $67, $72, and $44 in 1996, 1995 and 1994, respectively.

    COMPUTER SOFTWARE. All subsidiaries of U S WEST, except Continental, charge the cost of computer software, whether purchased or developed internally, to expense with two exceptions. Initial operating systems software is capitalized and amortized over the life of the related hardware, and initial network applications software is capitalized and amortized over three years. Subsequent upgrades to capitalized software are expensed. Continental capitalizes the cost of computer software, whether purchased or developed internally.

    Capitalized computer software of $223 and $190 at December 31, 1996 and 1995, respectively, is recorded in property, plant and equipment. The Company amortized capitalized computer software costs of $83, $70 and $62 in 1996, 1995 and 1994, respectively.

    INTANGIBLE ASSETS. Intangible assets are recorded when the cost of acquired companies exceeds the fair value of their tangible assets. The costs of identified intangible assets and goodwill are amortized by the straight-line method over periods ranging from five to forty years. These assets are evaluated for impairment, with other related assets, using the methodology as prescribed by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

    INVESTMENTS IN DEBT AND EQUITY SECURITIES. Debt and equity securities are classified as available for sale and are carried at fair market value with unrealized gains and losses included in equity.

                                 U S WEST, INC.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    FOREIGN CURRENCY TRANSLATION. Assets and liabilities of international investments are translated at year-end exchange rates, and income statement items are translated at average exchange rates for the year. Resulting translation adjustments are recorded as a separate component of equity. Gains and losses resulting from foreign currency transactions are included in income.

    FINANCIAL INSTRUMENTS. Net interest accrued on interest rate swaps is recognized over the life of the swaps as an adjustment to interest expense. Foreign exchange contracts designated as hedges of firm equity investment commitments are carried at market value, with gains and losses recorded in equity until sale of the investment. Forward contracts designated as hedges of foreign denominated loans are recorded at market value, with gains and losses recorded in income.

    REVENUE RECOGNITION AND DEFERRED DIRECTORY COSTS. Local telephone service, cellular access and cable television services are generally billed monthly in advance, and revenues are recognized the following month when services are provided. Revenues derived from cable pay-per-view, advertising and other telephone services, including exchange access, long-distance and wireless airtime usage, are billed and recorded monthly as services are provided.

    Directory advertising revenues and related directory costs of selling, composition, printing and distribution are generally deferred and recognized over the period during which directories are used, normally 12 months. For international operations, directory advertising revenues and related directory costs are deferred and recognized upon publication.

    INCOME TAXES. The provision for income taxes consists of an amount for taxes currently payable and an amount for tax consequences deferred to future periods. For financial statement purposes, investment tax credits of U S WEST Communications are being amortized over the economic lives of the related property, plant and equipment in accordance with the deferred method of accounting for such credits.

    EARNINGS PER COMMON SHARE. For 1995 and 1994, earnings per common share ("earnings per share") for Communications Stock and Media Stock have been presented on a pro forma basis to reflect the two classes of stock as if they had been outstanding since January 1, 1994. For periods prior to the recapitalization, the average common shares outstanding are assumed to be equal to the average common shares outstanding for U S WEST.

    NEW ACCOUNTING STANDARDS. Effective January 1, 1996, U S WEST adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires that long-lived assets and associated intangibles be written down to fair value whenever an impairment review indicates that the carrying value cannot be recovered on an undiscounted cash flow basis. SFAS No. 121 also requires that a company no longer record depreciation expense on assets held for sale. See Note 7 -- Property, Plant and Equipment -- to the Consolidated Financial Statements.

    In 1996, U S WEST adopted SFAS No. 123, "Accounting for Stock-Based Compensation." This standard establishes a fair value method for accounting for stock-based compensation plans either through recognition or disclosure. U S WEST has adopted the disclosure provisions of SFAS No. 123 but continues to account for the stock incentive plans under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." See Note 16 -- Stock Incentive Plans -- to the Consolidated Financial Statements.

                                 U S WEST, INC.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    In fourth-quarter 1997, U S WEST will adopt SFAS No. 128, "Earnings Per Share." This standard specifies new computation, presentation and disclosure requirements for earnings per share. Among other things, SFAS No. 128 requires presentation of basic and diluted earnings per share on the face of the income statement. Adoption of the new standard will not have a material impact on Communications Group or Media Group earnings per share.

NOTE 3: MERGER OF CABLE SYSTEMS

    CONTINENTAL CABLEVISION, INC. On November 15, 1996, Continental Cablevision, Inc. ("Continental") was merged into a wholly owned subsidiary of U S WEST (the "Merger" or the "Continental Merger"). Continental is the third largest cable television system operator in the United States. The aggregate consideration paid by U S WEST to shareowners of Continental consisted of 150,615,000 shares of Media Stock valued at $2.59 billion, 20,000,000 shares of U S WEST Series D Preferred Stock with a market value of $920 million and $1.15 billion in cash. In connection with the Merger, U S WEST also assumed all of Continental's outstanding indebtedness and other liabilities, which approximated $7.0 billion at November 15, 1996, for a total purchase price of $11.7 billion. Continental serves 4.5 million domestic customers, passes 7.4 million domestic homes and holds significant other domestic and international properties.

    U S WEST has accounted for the Merger by the purchase method of accounting. Accordingly, the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values. The $8.0 billion excess of the purchase price over the net tangible assets acquired and the goodwill related to a deferred income tax liability of $3.3 billion is being amortized over 25 years, except for intangible assets allocated to Continental's equity method investments, which are being amortized over 15 years. Amortization related to Continental's equity method investments is recorded as a component of equity losses in unconsolidated ventures. The intangible assets acquired consist principally of the cable television franchises of Continental and goodwill. Continental's results of operations have been included in the consolidated results of operations since the Merger date.

    Following are summarized, combined, unaudited pro forma results of operations for U S WEST for the years ended December 31, 1996 and 1995, assuming the Merger occurred as of the beginning of respective periods:

                                                                              YEAR ENDED DECEMBER
                                                                                      31,
                                                                              --------------------
SUMMARIZED RESULTS OF OPERATIONS                                                1996       1995
----------------------------------------------------------------------------  ---------  ---------
Revenues....................................................................  $  14,618  $  13,528
Income before extraordinary item and cumulative effect of
 change in accounting principle.............................................        702        835
Net income..................................................................        736        823
Communications Group earnings per common share*.............................       2.55       2.52
Media Group loss per common share*..........................................      (0.90)     (0.64)

------------------------------

*   Before extraordinary items and accounting change.

    Income before extraordinary item and cumulative effect of change in accounting principle, net income and earnings (loss) per common share are before nonrecurring items directly attributable to the Merger. The final allocation of the purchase price is dependent upon certain valuations and other studies that have

                                 U S WEST, INC.

NOTE 3: MERGER OF CABLE SYSTEMS (CONTINUED) not progressed to the stage where there is sufficient information to make a final allocation in the Consolidated Financial Statements. Accordingly, the purchase price allocations made in connection with the Consolidated Financial Statements are preliminary.

    The impact on the financial position of U S WEST from the disposition of certain Continental properties as required by federal rules governing cross-ownership by telephone companies of cable companies and provision of interLATA services within the Communications Group Region is not expected to be material.

    ATLANTA SYSTEMS. On December 6, 1994, U S WEST acquired the stock of Wometco Cable Corp. and subsidiaries, and the assets of Georgia Cable Partners and Atlanta Cable Partners L.P. (the "Atlanta Systems"), for cash of $745 and 12,779,206 U S WEST common shares valued at $459, for a total purchase price of approximately $1.2 billion. The Atlanta Systems' results of operations have been included in the consolidated results of operations since the acquisition date.

    The acquisition was accounted for using the purchase method. Accordingly, the purchase price was allocated to assets acquired (primarily identified intangibles) based on their estimated fair values. The identified intangibles and goodwill are being amortized on a straight-line basis over 25 years.

NOTE 4: INDUSTRY SEGMENTS

    U S WEST has two groups, the Communications Group and the Media Group, which operate in five industry segments.

    The businesses comprising the Communications Group operate in a single industry segment -- communications and related services. Approximately 97 percent of the revenues of the Communications Group are attributable to the operations of U S WEST Communications, of which approximately 60 percent are derived from the states of Arizona, Colorado, Minnesota and Washington.

    The Media Group operates in four industry segments: directory and information services, wireless communications, cable and telecommunications and capital assets, which is held for sale. The cable and telecommunications segment consists of cable television properties serving 5.0 million domestic subscribers and passing 8.3 million domestic homes. The directory and information services segment consists of the publishing of White and Yellow Pages telephone directories, database marketing services and interactive services in domestic and international markets. The wireless communications segment provides information products and services over wireless networks in 12 western and midwestern states.

                                 U S WEST, INC.

NOTE 4: INDUSTRY SEGMENTS (CONTINUED)
    Industry segment financial information follows:

                                    COMMUNI-
                                   CATIONS AND  DIRECTORY AND   WIRELESS      CABLE AND
                                     RELATED     INFORMATION    COMMUNI-    TELECOMMUNI-   CORPORATE AND   INTERSEGMENT
                                    SERVICES     SERVICES(1)     CATIONS     CATIONS(2)      OTHER(3)      ELIMINATIONS
                                   -----------  -------------  -----------  -------------  -------------  ---------------

1996
Sales and other revenues.........   $  10,079     $   1,259     $   1,183     $     494      $      19       $    (123)
Operating income (loss)..........       2,340           454           243           (20)          (162)             --
Identifiable assets..............      16,915           685         1,579        15,504          6,293            (121)
Depreciation and amortization....       2,122            48           147           212             15              --
Capital expenditures.............       2,806            36           264           353             15              --

1995
Sales and other revenues.........       9,484         1,180           941           215             38            (112)
Operating income (loss)..........       2,178           398           147            23           (101)             --
Identifiable assets..............      16,585           583         1,439         1,466          5,127            (129)
Depreciation and amortization....       2,042            36           121            77             15              --
Capital expenditures.............       2,739            37           277            64             23              --

1994
Sales and other revenues.........       9,176         1,075           781            18             34            (131)
Operating income (loss)..........       2,118           396            88            --            (95)             --
Identifiable assets..............      15,944           613         1,286         1,459          4,036            (134)
Depreciation and amortization....       1,908            30           102             6              6              --
Capital expenditures.............       2,477            42           274             2             25              --


                                   CONSOLIDATED
                                   -------------
1996
Sales and other revenues.........    $  12,911
Operating income (loss)..........        2,855
Identifiable assets..............       40,855
Depreciation and amortization....        2,544
Capital expenditures.............        3,474
1995
Sales and other revenues.........       11,746
Operating income (loss)..........        2,645
Identifiable assets..............       25,071
Depreciation and amortization....        2,291
Capital expenditures.............        3,140
1994
Sales and other revenues.........       10,953
Operating income (loss)..........        2,507
Identifiable assets..............       23,204
Depreciation and amortization....        2,052
Capital expenditures.............        2,820

------------------------------

(1) Includes revenues from directory publishing activities in Europe of $139, $122 and $78, and identifiable assets of $154, $133 and $124 in 1996, 1995 and 1994, respectively.

(2) Results for Continental and the Atlanta Systems have been included since the dates of Merger and acquisition. 1996 includes revenues of $6, operating losses of $7, and identifiable assets of $133 from cable operations in the Czech Republic.

(3) Identifiable assets include U S WEST's investments in debt and equity securities, equity and cost method investments and the capital assets segment, which has been discontinued and is held for sale.

    Operating income (loss) represents sales and other revenues less operating expenses, and excludes interest expense, equity losses in unconsolidated ventures, other expense (income) and income taxes.

    Corporate and Other operating losses include costs related to general and administrative services provided by U S WEST to the Media Group, including executive management, legal, accounting and auditing, tax, treasury, strategic planning and public policy. Also included are costs related to managing the various Media Group operations, predominantly the international operations. Corporate and Other operating losses increased in 1996 primarily as a result of a change in cost allocation policy. Beginning in 1996, other operating losses include costs that are not specifically identifiable with an operating company. Previously such costs were allocated to the operating companies.

    Identifiable assets are those assets used in each segment's operations. Corporate and Other assets consist primarily of cash, debt and equity securities, investments in international ventures, the investment in Time Warner Entertainment, the net investment in assets held for sale and other assets.

    SIGNIFICANT CONCENTRATIONS. The largest volume of the Communications Group's services is provided to AT&T Corp. ("AT&T"). During 1996, 1995 and 1994, revenues related to those services provided to AT&T were $1,046, $1,085 and $1,130, respectively. Related accounts receivable at December 31, 1996 and

                                 U S WEST, INC.

NOTE 4: INDUSTRY SEGMENTS (CONTINUED)
1995, totaled $89 and $91, respectively. As of December 31, 1996, the Communications Group is not aware of any other significant concentration of business transacted with a particular customer, supplier or lender that could, if suddenly eliminated, severely impact operations.

    To ensure consistency and quality of service, the wireless segment uses Motorola as its primary vendor for infrastructure equipment and cellular mobile telephone equipment and accessories. In addition, Motorola provides ongoing technological support for the infrastructure equipment. Approximately 75 percent of the Media Group's major cellular markets is comprised of Motorola equipment.

    WIRELESS COMMUNICATIONS SEGMENT. During 1994, U S WEST signed a definitive agreement with AirTouch Communications, Inc. ("AirTouch") to combine their domestic cellular properties into a partnership in a multi-phased transaction. During Phase I, which commenced on November 1, 1995, the partners are operating their cellular properties separately. A Wireless Management Company (the "WMC") has been formed and is providing services to both companies on a contract basis. In Phase II, the partners will combine their domestic properties subject to obtaining certain authorizations and partnership approvals. The passage of the Telecommunications Act of 1996 has removed significant regulatory barriers to completion of Phase II. In February 1997, the King County Superior Court in Washington state ruled that U S WEST violated the terms of its partnership agreement with its minority partners in the Seattle market by entering into the joint venture agreement with AirTouch. The Company has has obtained a stay of the ruling pending its appeal. Similar litigation has been filed in other jurisdictions regarding other cellular partnerships by the same minority partner that brought the Seattle litigation. The Company believes it will ultimately be successful in all such litigation. U S WEST expects that Phase II closing will occur in the second half of 1997.

    Upon the implementation of Phase II, management expects the joint venture interests will be approximately 74 percent AirTouch and 26 percent U S WEST (assuming contribution of all domestic cellular properties). The actual interests in the joint venture at commencement of Phase II depend, among other things, on the timing of the Phase II closing and the ability of the partners to combine their domestic properties. U S WEST's interest will further adjust depending on the timing of the contribution of its investment in PrimeCo Personal Communications L.P. ("PrimeCo"). The timing of such contribution is at U S WEST's discretion and will occur either at the closing of Phase II or a date selected by U S WEST, no later than mid-1998.

    U S WEST has the right to convert its joint venture interest in the domestic cellular properties into AirTouch stock ("Phase III"). U S WEST's interests will be valued on a private market basis and the AirTouch common stock received by U S WEST will be based on a fair public market value. In the event the value to be received by U S WEST exceeds 19.9 percent of AirTouch's outstanding common stock, U S WEST will receive the excess in the form of nonvoting preferred stock. U S WEST has the right to initiate Phase III upon completion of Phase II of the merger and contribution of both U S WEST's and AirTouch's interests in PrimeCo to the joint venture.

NOTE 5: INVESTMENT IN TIME WARNER ENTERTAINMENT

    On September 15, 1993, U S WEST acquired 25.51 percent pro-rata priority capital and residual equity interests ("equity interests") in Time Warner Entertainment Company L.P. ("TWE" or "Time Warner Entertainment") for an aggregate purchase price of $2.553 billion. TWE owns and operates

                                 U S WEST, INC.

NOTE 5: INVESTMENT IN TIME WARNER ENTERTAINMENT (CONTINUED) substantially all of the entertainment assets previously owned by Time Warner Inc. ("Time Warner"), consisting primarily of its filmed entertainment, programming-HBO and cable businesses.

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

                                 U S WEST, INC.

NOTE 5: INVESTMENT IN TIME WARNER ENTERTAINMENT (CONTINUED)
    A summary of the contributed capital and priority capital rates of return follows:

PRIORITY OF                       PRIORITY CAPITAL   TIME WARNER        LIMITED PARTNERS
CONTRIBUTED         CONTRIBUTED       RATES OF         GENERAL    -----------------------------
CAPITAL             CAPITAL(A)        RETURN(B)       PARTNERS       TIME WARNER      U S WEST
-----------------  -------------  -----------------  -----------  -----------------  ----------
                                    (% PER ANNUM

                                     COMPOUNDED
                                     QUARTERLY)                           (OWNERSHIP %)
Senior
 preferred.......    $   1,400(c)         8.00%          100.00%         --              --
Pro-rata priority
 capital.........        5,600           13.00%(d)        63.27%         11.22%          25.51%
Junior priority
 capital.........        2,900           13.25%(e)       100.00%         --              --
Residual equity
 capital.........        3,300           --               63.27%         11.22%          25.51%

------------------------------

(a) Estimated fair value of net assets contributed excluding partnership income or loss allocated thereto.

(b) Income allocations related to priority capital rates of return are based on partnership income after any special tax allocations.

(c) The senior preferred is scheduled to be distributed to Time Warner in three annual installments beginning July 1, 1997 with the initial distribution expected to be $535 million.

(d)  11.00 percent to the extent concurrently distributed.

(e)  11.25 percent to the extent concurrently distributed.

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

    U S WEST accounts for its investment in TWE under the equity method of accounting. The excess of fair market value over the book value of total partnership net assets implied by U S WEST's initial investment was $5.7 billion. This excess is being amortized on a straight-line basis over 25 years. The Company's recorded share of TWE operating results represents allocated TWE net income or loss adjusted for the amortization of the excess of fair market value over the book value of the partnership net assets. As a result of this amortization and the special income allocations described above, the Company's recorded pretax share of TWE operating results before extraordinary item was $(4), $(31) and $(18) in 1996, 1995 and 1994, respectively. In addition, TWE recorded an extraordinary loss for the early extinguishment of debt in 1995. The Company's share of this extraordinary loss was $4, net of an income tax benefit of $2.

    As consideration for its expertise and participation in the cable operations of TWE, U S WEST earns a management fee of $130 over five years, which is payable over a four-year period beginning in 1995. Management fees of $26 were recorded to other income in 1996, 1995 and 1994, respectively. The

                                 U S WEST, INC.

NOTE 5: INVESTMENT IN TIME WARNER ENTERTAINMENT (CONTINUED)
U S WEST Consolidated Balance Sheets include management fee receivables of $56 and $50 at December 31, 1996 and 1995, respectively, and a note payable to TWE of $169 at December 31, 1995.

    Summarized financial information for TWE is presented below:

                                                                          YEAR ENDED DECEMBER 31,
                                                                      -------------------------------
SUMMARIZED OPERATING RESULTS                                            1996       1995       1994
--------------------------------------------------------------------  ---------  ---------  ---------
Revenues............................................................  $  10,852  $   9,517  $   8,460
Operating expenses(1)...............................................      9,774      8,557      7,612
Interest and other expense, net(2)..................................        798        777        647
                                                                      ---------  ---------  ---------
Income before income taxes and extraordinary item...................        280        183        201
Income before extraordinary item....................................        210         97        161
Net income..........................................................        210         73        161

------------------------------

(1) Includes depreciation and amortization of $1,235, $1,039 and $943 in 1996, 1995 and 1994, respectively.

(2) Includes corporate services of $69, $64 and $60 in 1996, 1995 and 1994, respectively, and minority interest expense of $207 and $133 in 1996 and 1995, respectively.

                                                                                  DECEMBER 31,
                                                                              --------------------
SUMMARIZED FINANCIAL POSITION                                                   1996       1995
----------------------------------------------------------------------------  ---------  ---------
Current assets(3)...........................................................  $   3,146  $   2,909
Noncurrent assets(4)........................................................     16,827     15,996
Current liabilities.........................................................      4,075      3,214
Noncurrent liabilities, including minority interest.........................      7,781      7,787
Senior preferred capital....................................................      1,543      1,426
Partners' capital(5, 6).....................................................      6,574      6,478

------------------------------

(3) Includes cash of $216 and $209 at December 31, 1996 and 1995, respectively.

(4) Includes a loan receivable from Time Warner of $400 at December 31, 1996 and 1995, respectively.

(5)   Net of a note receivable from U S WEST of $169 at December 31, 1995.

(6) Contributed capital is based on the estimated fair value of the net assets that each partner contributed to the partnership. The aggregate of such amounts is significantly higher than TWE's partners' capital as reflected in the Summarized Financial Position, which is based on the historical cost of the contributed net assets.

    Time Warner has announced its intention to restructure TWE in a manner that would decrease its interest in the cable businesses and increase its interest in the entertainment and cable programming businesses of TWE. Any change in the structure of TWE would require U S WEST's approval in addition to certain creditors' and regulatory approvals.

                                 U S WEST, INC.

NOTE 6: NET INVESTMENT IN INTERNATIONAL VENTURES

    The significant components of net investment in international ventures follow:

                                                                                                   NET INVESTMENT AT
                                                                                                      DECEMBER 31,
                                                                   LINE OF           OWNERSHIP    --------------------
VENTURE                                      LOCATION              BUSINESS         PERCENTAGE      1996       1995
--------------------------------------  -------------------  --------------------  -------------  ---------  ---------
Telewest..............................    United Kingdom       Cable & Telecom.           26.8    $     454  $     540
Binariang Sdn Bhd.....................       Malaysia          Cable & Telecom.             20          205        224
A2000 (KTA)...........................      Netherlands        Cable & Telecom.             50           96        218
All other.............................                                                                  793        529
                                                                                                  ---------  ---------
  Total...............................                                                            $   1,548  $   1,511
                                                                                                  ---------  ---------
                                                                                                  ---------  ---------

    In connection with the 1996 Continental Merger, U S WEST acquired a 50 percent interest in Fintelco, S.A., a cable venture in Argentina and a 25 percent interest in a cable venture in Singapore. The purchase price assigned to these ventures is preliminary.

    At December 31, 1996, the difference between the carrying amount and U S WEST's interest in the underlying equity of the international ventures was approximately $365. This difference has been allocated primarily to licenses and cable franchises and is being amortized over lives ranging from five to twenty years.

    The following table shows summarized combined financial information for U S WEST's equity method investments in international ventures.

                                                                            YEAR ENDED DECEMBER 31,
                                                                        -------------------------------
COMBINED OPERATIONS                                                       1996       1995       1994
----------------------------------------------------------------------  ---------  ---------  ---------
Revenues..............................................................  $   1,869  $   1,163  $     580
Operating loss........................................................       (540)      (373)      (244)
Net loss..............................................................       (857)      (514)      (308)

------------------------------

Note: Results for Continental ventures have been included since the date of Merger.

                                                                                     DECEMBER 31,
                                                                                 --------------------
COMBINED FINANCIAL POSITION                                                        1996       1995
-------------------------------------------------------------------------------  ---------  ---------
Current assets.................................................................  $   1,126  $   1,469
Property, plant and equipment -- net...........................................      5,105      3,545
Other assets...................................................................      2,226      1,644
                                                                                 ---------  ---------
  Total assets.................................................................  $   8,457  $   6,658
                                                                                 ---------  ---------
                                                                                 ---------  ---------
Current liabilities............................................................  $   1,275  $   1,260
Long-term debt.................................................................      3,880      2,065
Other liabilities..............................................................        478         58
Owners' equity.................................................................      2,824      3,275
                                                                                 ---------  ---------
  Total liabilities and equity.................................................  $   8,457  $   6,658
                                                                                 ---------  ---------
                                                                                 ---------  ---------

    In November 1994, Telewest Communications plc ("Telewest") made an initial public offering of its ordinary shares. Following the offering, in which U S WEST sold part of its 50 percent joint venture

                                 U S WEST, INC.

NOTE 6: NET INVESTMENT IN INTERNATIONAL VENTURES (CONTINUED) interest, U S WEST owned approximately 37.8 percent of Telewest. Net proceeds of approximately $650 were used by Telewest to finance construction and operating costs, invest in affiliated companies and repay debt. It is U S WEST's policy to recognize in income any gains or losses related to the sale of stock to the public. The Company recognized a gain of $105 in 1994, net of $59 in deferred taxes, for the partial sale of its joint venture interest in Telewest.

    On October 2, 1995, Telewest and SBC CableComms (UK) completed a merger of their UK cable television and telecommunications interests, creating the largest provider of combined cable and telecommunications services in the United Kingdom. Following completion of the merger, U S WEST and Tele-Communications, Inc., the major shareowners, each own 26.8 percent of the combined company. U S WEST recognized a gain of $95 in 1995, net of $62 in deferred income taxes, in conjunction with the merger.

    Telewest, which is the only equity method investment of U S WEST for which a quoted market price is available, had a market value of $786 and $914 at December 31, 1996 and 1995, respectively.

                                 U S WEST, INC.

NOTE 6: NET INVESTMENT IN INTERNATIONAL VENTURES (CONTINUED)

    FOREIGN CURRENCY TRANSACTIONS. U S WEST has entered into forward and zero-cost combination option contracts to manage foreign currency risk. Under a forward contract, U S WEST agrees with another party to exchange a foreign currency and U.S. dollars at a specified price at a future date. Under the combination options, U S WEST combined purchased options to cap the foreign exchange rate to be paid at a future date with written options to finance the premium on the purchased options. The commitments, forward contracts and combination options are for periods of one year or less. For the years ended December 31, 1996 and 1995, the notional amounts of foreign exchange contracts outstanding were $0 and $489, respectively. In 1997, U S WEST entered into foreign exchange forward contracts in notional amounts totaling $170 for the purchase and/or sale of British pounds, Japanese yen and French francs.

    Forward exchange contracts are carried at market value. Gains or losses on the portion of the contracts designated as hedges of firm equity investment commitments are deferred as a component of equity and are recognized in earnings upon sale of the investment. Gains or losses on the portion of the contracts designated to offset translation of investee net income were recorded in earnings.

    Forward contracts were also used to hedge foreign denominated receivables. These contracts were carried at market value with gains or losses recorded in earnings. Foreign currency transaction pretax gains of $27 and pretax hedging losses of $24 were included in earnings in the year ended December 31, 1996.

    Cumulative deferred gains on foreign exchange contracts of $9 and deferred losses of $28, including deferred taxes (benefits) of $4 and $(11), respectively, are included in equity at December 31, 1996. Cumulative deferred gains on foreign exchange contracts of $9 and deferred losses of $25, including deferred taxes (benefits) of $4 and $(10), respectively, are included in equity at December 31, 1995.

    The counterparties to these contracts are major financial institutions. U S WEST is exposed to credit loss in the event of nonperformance by these counterparties. The Company does not have significant exposure to an individual counterparty and does not anticipate nonperformance by any counterparty.

NOTE 7: PROPERTY, PLANT AND EQUIPMENT

    The composition of property, plant and equipment follows:

                                                                                  DECEMBER 31,
                                                                              --------------------
                                                                                1996       1995
                                                                              ---------  ---------
Land and buildings..........................................................  $   2,722  $   2,627
Telephone network equipment.................................................     12,925     12,019
Telephone outside plant.....................................................     13,148     12,353
Cable distribution systems..................................................      2,640        167
Cellular systems............................................................        897        733
General purpose computers and other.........................................      4,414      4,051
Construction in progress....................................................      1,010        934
                                                                              ---------  ---------
                                                                                 37,756     32,884
Less accumulated depreciation...............................................     19,475     18,207
                                                                              ---------  ---------
Property, plant and equipment -- net........................................  $  18,281  $  14,677
                                                                              ---------  ---------
                                                                              ---------  ---------

                                 U S WEST, INC.

NOTE 7: PROPERTY, PLANT AND EQUIPMENT (CONTINUED)
    During 1996, property, plant and equipment increased $2,635 as a result of the Continental Merger. This increase was primarily attributed to cable and distribution systems.

    In 1996, U S WEST Communications sold certain rural telephone exchanges with a cost basis of $243. Consideration received for the sales was $306, including $174 in cash. In 1995 and 1994, U S WEST Communications sold certain rural telephone exchanges with a cost basis of $258 and $122, respectively, and received consideration of $388 (including $214 in cash) during 1995 and $204 (including $93 in cash) during 1994.

ADOPTION OF SFAS NO. 121

    Effective January 1, 1996, U S WEST adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires that long-lived assets and associated intangibles be written down to fair value whenever an impairment review indicates that the carrying value cannot be recovered on an undiscounted cash flow basis. SFAS No. 121 also requires that a company no longer record depreciation expense on assets held for sale. Adoption of SFAS No. 121 resulted in income of $34 (net of tax of $22) from the cumulative effect of reversing depreciation expense recorded in prior years related to rural telephone exchanges held for sale. Depreciation expense was reversed from the date U S WEST formally committed to a plan to dispose of the rural telephone exchange assets to January 1, 1996. The income has been recorded as a cumulative effect of change in accounting principle in accordance with SFAS No. 121. The carrying values of the rural telephone exchange assets being held for sale approximates $144 and $338 at December 31, 1996 and 1995, respectively. As a result of adopting SFAS No. 121, depreciation expense for 1996 was reduced by $24. The combined effects of lower depreciation expense and the cumulative effect of adoption of the new standard will be directly offset by lower recognized gains on future rural telephone exchange sales.

NOTE 8: INTANGIBLE ASSETS

    The composition of intangible assets follows:

                                                                                  DECEMBER 31,
                                                                              --------------------
                                                                                1996       1995
                                                                              ---------  ---------
Identified intangibles, primarily franchise value...........................  $   8,388  $   1,183
Goodwill....................................................................      4,465        743
                                                                              ---------  ---------
                                                                                 12,853      1,926
Less accumulated amortization...............................................        258        128
                                                                              ---------  ---------
Total intangible assets -- net..............................................  $  12,595  $   1,798
                                                                              ---------  ---------
                                                                              ---------  ---------

    During 1996, identified intangibles (primarily franchise value) increased $7,203 and goodwill increased $3,710 as a result of the Continental Merger. Amortization expense was $133, $76 and $23 in 1996, 1995 and 1994, respectively.

                                 U S WEST, INC.

NOTE 9: DEBT

SHORT-TERM DEBT

    The components of short-term debt follow:

                                                                                  DECEMBER 31,
                                                                              --------------------
                                                                                1996       1995
                                                                              ---------  ---------
Notes payable:
  Commercial paper..........................................................  $     842  $     807
  Bank loan.................................................................         --        216
  Other.....................................................................         55         --
Current portion of long-term debt...........................................        300      1,029
Allocated to the capital assets segment -- net..............................       (146)      (151)
                                                                              ---------  ---------
Total.......................................................................  $   1,051  $   1,901
                                                                              ---------  ---------
                                                                              ---------  ---------

    The weighted-average interest rate on commercial paper was 5.73 percent and
5.79 percent at December 31, 1996 and 1995, respectively.

    Other notes payable at December 31, 1996 includes $50 associated with U S WEST's increase in ownership of a cable venture in the Czech Republic. This note was paid in January 1997. At December 31, 1995, the bank loan, in the translated principal amount of $216, was denominated in Dutch guilders. The loan was repaid in February 1996.

    In January 1997, U S WEST paid the cash portion of the Continental Merger consideration totaling $1,150. This payment was financed with commercial paper.

    U S WEST maintains a commercial paper program to finance short-term cash flow requirements, as well as to maintain a presence in the short-term debt market. U S WEST is permitted to borrow up to approximately $5.1 billion under lines of credit, all of which was available at December 31, 1996.

LONG-TERM DEBT

    On November 15, 1996, U S WEST assumed Continental debt totaling $6,525 (at market value) in conjunction with the Merger. Concurrently, U S WEST refinanced $3,657 of the assumed debt with commercial paper. In January 1997, U S WEST issued medium- and long-term debt totaling $4.1 billion, at a weighted-average interest rate of 7.47 percent. The net proceeds were used to refinance outstanding commercial paper. Such commercial paper is classified as long-term debt in the accompanying Consolidated Balance Sheet and the following tables.

                                 U S WEST, INC.

NOTE 9: DEBT (CONTINUED)
    The components of long-term debt follow:

                                                                                  DECEMBER 31,
                                                                              --------------------
                                                                                1996       1995
                                                                              ---------  ---------
Senior unsecured notes, debentures, medium-term notes and refinanced
 commercial paper...........................................................  $  12,536  $   6,484
Zero coupon subordinated notes, 7.3 percent yield to maturity convertible at
 any time into equal shares of Communications Stock and Media Stock.........      1,529      1,569
Senior subordinated debt....................................................        400         --
Debt exchangeable for common stock..........................................        384        130
Insurance company notes.....................................................         68         --
Leveraged employee stock ownership plans (LESOP)............................         53         91
Capital lease obligations...................................................        140        145
Other.......................................................................        134         69
Unamortized discount -- net.................................................     (1,118)    (1,178)
Unamortized premium -- net..................................................        335         --
Allocated to the capital assets segment -- net..............................       (161)      (356)
                                                                              ---------  ---------
  Total.....................................................................  $  14,300  $   6,954
                                                                              ---------  ---------
                                                                              ---------  ---------

    At December 31, 1996, long-term debt includes senior unsecured notes and debentures totaling $2.0 billion, senior subordinated debt of $400 and insurance company notes of $68 assumed in connection with the Continental Merger. The senior unsecured notes and debentures and the senior subordinated debt totaling $2.4 billion are not guaranteed by U S WEST. The notes and debentures limit Continental's ability to, among other things, pay dividends, create liens, incur additional debt, dispose of property, investments and leases, and requires certain minimum ratios of cash flow to debt and cash flow to related fixed charges.

    On May 13, 1996, U S WEST issued $254 of Debt Exchangeable for Common Stock ("DECS") due May 15, 1999, in the principal amount of $26.63 per note. The notes bear interest at 7.625 percent. Upon maturity, each DECS will be mandatorily redeemed by U S WEST for shares of Financial Security Assurance Holdings Ltd. ("FSA") held by U S WEST or the cash equivalent, at U S WEST's option. The number of shares to be delivered at maturity varies based on the per share market price of FSA. If the market price is $26.63 per share or less, one share of FSA will be delivered for each note; if the market price is between $26.63 and $32.48 per share, a fractional share is delivered so that the value at maturity is equal to $26.63; if the market value is greater than $32.48 per share, .8197 shares are delivered for each note. The capital assets segment currently owns approximately 40 percent of the outstanding FSA common stock.

    In 1995, U S WEST issued $130 of DECS, due December 15, 1998, in the principal amount of $24.00 per note. The notes bear interest at 7.625 percent. Upon maturity, each DECS will be mandatorily redeemed by U S WEST for shares of Enhance Financial Services Group, Inc. ("Enhance") held by U S WEST or the cash equivalent at U S WEST's option. The number of shares to be delivered at maturity varies based on the per share market price of Enhance. If the market price is $24.00 per share or less, one share of Enhance will be delivered for each note; if the market price is between $24.00 and $28.32 per

                                 U S WEST, INC.

NOTE 9: DEBT (CONTINUED)
share, a fractional share equal to $24.00 is delivered; if the market value is greater than $28.32 per share, .8475 shares are delivered for each note. At December 31, 1996, the capital assets segment owned 30.1 percent of the outstanding Enhance common stock.

    During 1995, U S WEST refinanced $2.6 billion of commercial paper to take advantage of favorable long-term interest rates. In addition to the commercial paper, U S WEST refinanced $145 of long-term debt. Expenses associated with the refinancing of long-term debt resulted in extraordinary charges to income of $8, net of income tax benefits of $5.

    Interest rates and maturities of long-term debt at December 31 follow:

                                                                        MATURITIES
                                                  -------------------------------------------------------    TOTAL      TOTAL
INTEREST RATES                                      1998       1999       2000       2001     THEREAFTER     1996       1995
------------------------------------------------  ---------  ---------  ---------  ---------  -----------  ---------  ---------
Up to 5%........................................  $      36  $      --  $      90  $      --   $     155   $     281  $     275
Above 5% to 6%..................................        430         --         --         50         221         701        691
Above 6% to 7%..................................         --        380        305        171       3,872       4,728      3,262
Above 7% to 8%..................................         --         --         13         --       5,885       5,898      3,230
Above 8% to 9%..................................         42         11         --        240       1,725       2,018        397
Above 9% to 10%.................................         --         15        200         10         525         750        254
Above 10%.......................................         34         35          2          2         434         507          2
Variable-rate debt indexed to three-month LIBOR
 and two- and ten-year constant maturity
 Treasury rates.................................         --        155         --         --          --         155        180
                                                  ---------  ---------  ---------  ---------  -----------  ---------  ---------
                                                  $     542  $     596  $     610  $     473   $  12,817      15,038      8,291
                                                  ---------  ---------  ---------  ---------  -----------
                                                  ---------  ---------  ---------  ---------  -----------
Capital lease obligations and other.............                                                                 206        197
Unamortized discount -- net.....................                                                              (1,118)    (1,178)
Unamortized premium -- net......................                                                                 335         --
Allocated to the capital assets segment --
 net............................................                                                                (161)      (356)
                                                                                                           ---------  ---------
Total...........................................                                                           $  14,300  $   6,954
                                                                                                           ---------  ---------
                                                                                                           ---------  ---------

    Interest payments, net of amounts capitalized, were $658, $518, and $523 for 1996, 1995 and 1994, respectively, of which $59, $87 and $134, respectively, relate to the capital assets segment.

INTEREST RATE RISK MANAGEMENT

    The objective of the interest rate risk management program is to minimize the total cost of debt over time and the debt's interest variability. This is achieved through the use of interest rate swaps, which adjust the ratio of fixed-to variable-rate debt.

    Under an interest rate swap, U S WEST agrees with another party to exchange interest payments at specified intervals over a defined term. Interest payments are calculated by reference to the notional amount based on the fixed- and variable-rate terms of the swap agreements. The net interest accrued as part of the interest rate swap is accounted for as an adjustment to interest expense.

                                 U S WEST, INC.

NOTE 9: DEBT (CONTINUED)
    In 1996, U S WEST assumed interest rate swaps in the notional amount of $1,000 and interest cap agreements in the notional amount of $500 in connection with the Continental Merger. The interest rate cap agreements protect against large increases in interest rates and have various maturities through 1998. Interest payments received under the terms of a cap agreement would be accounted for as an adjustment to interest expense.

    During 1995, U S WEST Communications entered into currency swaps to convert Swiss franc-denominated debt to U.S. dollar-denominated debt. This allowed U S WEST Communications to achieve interest savings over issuing fixed-rate, dollar-denominated debt. The currency swap and foreign currency debt are combined and accounted for as if fixed-rate, dollar-denominated debt were issued directly.

    The following table summarizes terms of swaps and interest rate contracts. Variable rates are indexed to the three-month LIBOR, two- and ten-year constant maturity Treasury and 30-day commercial paper rates.

                                                 DECEMBER 31, 1996                                 DECEMBER 31, 1995
                                  ------------------------------------------------  ------------------------------------------------
                                                            WEIGHTED AVERAGE RATE                             WEIGHTED AVERAGE RATE
                                   NOTIONAL                 ----------------------   NOTIONAL                 ----------------------
                                    AMOUNT     MATURITIES     RECEIVE       PAY       AMOUNT     MATURITIES     RECEIVE       PAY
                                  -----------  -----------  -----------  ---------  -----------  -----------  -----------  ---------

Variable to fixed...............   $   1,235     1997-2004        5.70        6.89   $     635     1996-2004        5.72        6.80
Currency........................         204     1999-2001          --        6.55         204     1999-2001          --        6.55

    During fourth-quarter 1996, U S WEST purchased $1.5 billion notional of put options on U.S. Treasury Bonds to protect against an increase in interest rates in conjunction with the 1997 debt refinancing. The contracts closed in January 1997 and a deferred gain of $5 was recognized. In 1993, U S WEST Communications executed forward U.S. Treasury Bond contracts to lock in the U.S. Treasury rate component of future debt issues. At December 31, 1996, deferred credits of $8 and deferred charges of $50 on the closed forward contracts are included as part of the carrying value of the underlying debt. The deferred gains or losses will be recognized as yield adjustments over the life of the related debt, which matures at various dates through 2027.

    The counterparties to swaps or other interest rate contracts are major financial institutions. U S WEST is exposed to credit loss in the event of nonperformance by these counterparties. U S WEST manages this exposure by monitoring the credit standing of the counterparty and establishing dollar and term limitations which correspond to the respective credit rating of each counterparty. U S WEST does not have significant exposure to an individual counterparty and does not anticipate nonperformance by any counterparty.

NOTE 10: FAIR VALUES OF FINANCIAL INSTRUMENTS

    Fair values of cash equivalents, other current amounts receivable and payable, and short-term debt approximate carrying values due to their short-term nature.

    The fair values of mandatorily redeemable preferred stock and long-term receivables, based on quoted market prices or discounting future cash flows, approximate the carrying values. The fair value of foreign exchange contracts and interest rate cap agreements, based on estimated amounts U S WEST would receive or pay to terminate such agreements, approximate the carrying values. It is not practicable to

                                 U S WEST, INC.

NOTE 10: FAIR VALUES OF FINANCIAL INSTRUMENTS (CONTINUED) estimate the fair value of financial guarantees because there are no quoted market prices for similar transactions.

    The fair values of interest rate swaps, including swaps associated with the capital assets segment, are based on estimated amounts U S WEST would receive or pay to terminate such agreements taking into account current interest rates and creditworthiness of the counterparties.

    The fair values of long-term debt, including debt associated with the capital assets segment and Preferred Securities, are based on quoted market prices where available or, if not available, are based on discounting future cash flows using current interest rates.

                                                                          DECEMBER 31,
                                                          --------------------------------------------
                                                                  1996                   1995
                                                          --------------------  ----------------------
                                                          CARRYING     FAIR      CARRYING      FAIR
                                                            VALUE      VALUE       VALUE       VALUE
                                                          ---------  ---------  -----------  ---------
Debt (includes short-term portion)......................  $  15,832  $  15,850   $   9,651   $  10,050
Interest rate swap agreements -- assets.................         --        (22)         --         (32)
Interest rate swap agreements -- liabilities............         17         47          --          51
                                                          ---------  ---------  -----------  ---------
Debt -- net.............................................  $  15,849  $  15,875   $   9,651   $  10,069
                                                          ---------  ---------  -----------  ---------
                                                          ---------  ---------  -----------  ---------
Preferred Securities....................................  $   1,080  $   1,074   $     600   $     636
                                                          ---------  ---------  -----------  ---------
                                                          ---------  ---------  -----------  ---------

    Investments in debt and equity securities are classified as available for sale and are carried at market value. The debt securities have various maturity dates through the year 2001. The market value of these securities is based on quoted market prices where available or, if not available, is based on discounting future cash flows using current interest rates.

    Equity securities totaling $713 acquired in the Continental Merger are included in the following table. The amortized cost and estimated market value of debt and equity securities follow:

                                           DECEMBER 31, 1996                                   DECEMBER 31, 1995
                           --------------------------------------------------  --------------------------------------------------
                                          GROSS          GROSS                                GROSS          GROSS
                                       UNREALIZED     UNREALIZED      FAIR                 UNREALIZED     UNREALIZED      FAIR
SECURITIES                   COST         GAINS         LOSSES        VALUE      COST         GAINS         LOSSES        VALUE
-------------------------  ---------  -------------  -------------  ---------  ---------  -------------  -------------  ---------
Equity securities........  $     713    $       2      $      --    $     715  $      --    $      --      $      --    $      --
Corporate debt...........         20           --             --           20         20           --             --           20
Securitized loan.........         55           --             (6)          49         55           --             (5)          50
                           ---------        -----          -----    ---------  ---------        -----          -----    ---------
Total....................  $     788    $       2      $      (6)   $     784  $      75    $      --      $      (5)   $      70
                           ---------        -----          -----    ---------  ---------        -----          -----    ---------
                           ---------        -----          -----    ---------  ---------        -----          -----    ---------

    Net unrealized losses on marketable securities are included in equity. 1996 net unrealized gains are $1 (net of deferred taxes) and 1995 net unrealized losses are $3 (net of a deferred tax benefit of $2).

NOTE 11: RESTRUCTURING CHARGE

    In 1993, the Company incurred a $1 billion restructuring charge (pretax). The related restructuring plan, which is expected to be substantially complete by the end of 1997, is designed to provide faster, more

                                 U S WEST, INC.

NOTE 11: RESTRUCTURING CHARGE (CONTINUED) responsive customer services, while reducing the costs of providing these services. Following is a schedule of the incurred costs that were included in the 1993 restructuring charge:

                                                                  ACTUAL                     ESTIMATE
                                                ------------------------------------------  -----------
                                                  1993       1994       1995       1996        1997        TOTAL
                                                ---------  ---------  ---------  ---------  -----------  ---------
Employee separation...........................  $      --  $      19  $      76  $     102   $      91   $     288
Systems development...........................         --        127        145        106          22         400
Real estate...................................         --         50         66          8           6         130
Relocation....................................         --         21         24          5           2          52
Retraining and other..........................         --         16         23         21           5          65
                                                ---------  ---------  ---------  ---------       -----   ---------
Total cash expenditures.......................         --        233        334        242         126         935
Asset writedown...............................         65         --         --         --          --          65
                                                ---------  ---------  ---------  ---------       -----   ---------
Total.........................................  $      65  $     233  $     334  $     242   $     126   $   1,000
                                                ---------  ---------  ---------  ---------       -----   ---------
                                                ---------  ---------  ---------  ---------       -----   ---------

NOTE 12: LEASING ARRANGEMENTS

    U S WEST has entered into operating leases for office facilities, equipment and real estate. Rent expense under operating leases was $245, $263 and $288 in 1996, 1995 and 1994, respectively. Minimum future lease payments as of December 31, 1996, under noncancelable operating leases, follow:

YEAR
---------------------------------------------------------------------------------
1997.............................................................................  $     191
1998.............................................................................        181
1999.............................................................................        160
2000.............................................................................        142
2001.............................................................................        136
Thereafter.......................................................................        872
                                                                                   ---------
Total............................................................................  $   1,682
                                                                                   ---------
                                                                                   ---------

    Minimum payments have not been reduced by minimum sublease rentals of $236 due in the future under noncancelable subleases.

NOTE 13: COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY COMPANY-GUARANTEED
       DEBENTURES

    On October 29, 1996, U S WEST Financing II, a wholly owned subsidiary of U S WEST ("Financing II") issued $480 of 8.25 percent Trust Originated Preferred Securities (the "Preferred Securities") and $15 of common securities. U S WEST holds all of the outstanding common securities of Financing II. Financing II used the proceeds from such issuance to purchase from U S WEST Capital Funding, Inc., a wholly owned subsidiary of U S WEST ("Capital Funding"), $495 principal amount of Capital Funding's 8.25 percent Subordinated Deferrable Interest Notes due 2036 (the "Subordinated Debt Securities"), the obligations under which are fully and unconditionally guaranteed by U S WEST (the "Debt Guarantee"). The sole assets of Financing II are and will be the Deferrable Notes and the Debt Guarantee.

                                 U S WEST, INC.

NOTE 13: COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES
       OF SUBSIDIARY TRUST HOLDING SOLELY COMPANY-GUARANTEED
       DEBENTURES (CONTINUED)
    On September 11, 1995, U S WEST Financing I, a wholly owned subsidiary of U S WEST ("Financing I"), issued $600 million of 7.96 percent Preferred Securities and $19 of common securities. U S WEST holds all of the outstanding common securities of Financing I. Financing I used the proceeds from such issuance to purchase from Capital Funding $619 principal amount of Capital Funding's 7.96 percent Subordinated Debt Securities due 2025, the obligations under which are fully and unconditionally guaranteed by U S WEST. The sole assets of Financing I are and will be the Subordinated Debt Securities and the Debt Guarantee.

    U S WEST has guaranteed the payment of interest and redemption amounts to holders of Preferred Securities when Financing I and II have funds available for such payments (the "Payment Guarantee") as well as Capital Funding's undertaking to pay all of Financing I and II's costs, expenses and other obligations (the "Expense Undertaking"). The Payment Guarantee and the Expense Undertaking, including U S WEST's guarantee with respect thereto, considered together with Capital Funding's obligations under the indenture and Subordinated Debt Securities and U S WEST's obligations under the indenture, declaration and Debt Guarantee, constitute a full and unconditional guarantee by U S WEST of Financing I and II's obligations under the Preferred Securities. The interest and other payment dates on the Subordinated Debt Securities correspond to the distribution and other payment dates on the Preferred Securities. Under certain circumstances, the Subordinated Debt Securities may be distributed to the holders of Preferred Securities and common securities in liquidation of Financing I and II.

    The 7.96 percent Subordinated Debt Securities are redeemable in whole or in part by Capital Funding at any time on or after September 11, 2000, at a redemption price of $25.00 per Subordinated Debt Security plus accrued and unpaid interest. If Capital Funding redeems the Subordinated Debt Securities, Financing I is required to redeem the Preferred Securities concurrently at $25.00 per share plus accrued and unpaid distributions. As of December 31, 1996 and 1995, 24,000,000 7.96 percent Preferred Securities were outstanding.

    The 8.25 percent Subordinated Debt Securities are redeemable in whole or in part by Capital Funding at any time on or after October 29, 2001, at a redemption price of $25.00 per Subordinated Debt Security plus accrued and unpaid interest. If Capital Funding redeems the Subordinated Debt Securities, Financing II is required to redeem the Preferred Securities concurrently at $25.00 per share plus accrued and unpaid distributions. As of December 31, 1996, 19,200,000 8.25 percent Preferred Securities were outstanding.

NOTE 14: PREFERRED STOCK SUBJECT TO MANDATORY REDEMPTION

    On September 2, 1994, U S WEST issued to Fund American Enterprises Holdings Inc. ("FFC") 50,000 shares of a class of 7 percent Series C Cumulative Redeemable Preferred Stock for a total of $50. (See Note 20 -- Net Investment in Assets Held for Sale -- to the Consolidated Financial Statements.) The preferred stock was recorded at the fair market value of $51 at the issue date. Media Group has the right, commencing September 2, 1999, to redeem the shares for one thousand dollars per share plus unpaid dividends and a redemption premium. The shares are mandatorily redeemable in 2004 at face value plus unpaid dividends. At the option of FFC, the preferred stock also can be redeemed for common shares of Financial Security Assurance, an investment held by the capital assets segment. The market value of the option was $35 and $20 (based on the Black-Scholes Model) at December 31, 1996 and 1995, respectively, with no carrying value.

                                 U S WEST, INC.

NOTE 15: SHAREOWNERS' EQUITY

                                       SERIES D     COMMUNI-
                                       PREFERRED     CATIONS      MEDIA                   COMMON                     RETAINED
                                         STOCK        STOCK       STOCK     U S WEST       STOCK       PREFERRED     EARNINGS
                                        SHARES       SHARES      SHARES      SHARES       AMOUNT     STOCK AMOUNT    (DEFICIT)
                                      -----------  -----------  ---------  -----------  -----------  -------------  -----------
                                                   (SHARES IN THOUSANDS)
Balance December 31, 1993...........                                          441,140    $   6,996                   $    (857)
  Issuance of common stock..........                                           18,647          694
  Settlement of litigation..........                                            5,506          210
  Benefit trust contribution
    (OPEB)..........................                                            4,600          185
  Purchase of treasury stock........                                             (550)         (20)
  Net income........................                                                                                     1,426
  Common dividends declared ($2.14
    per share)......................                                                                                      (980)
  Market value adjustment for debt
    securities......................                                                                                       (64)
  Foreign currency translation......
  Other.............................                                                            (9)                         17
                                      -----------  -----------  ---------  -----------  -----------        -----    -----------
Balance December 31, 1994...........                                          469,343        8,056                        (458)
  Issuance of common stock..........                                            2,791          117
  Benefit trust contribution
    (OPEB)..........................                                            1,500           61
  Purchase of treasury stock........                                           (1,705)         (63)
  Other.............................                                                             3
November 1, 1995
  Recapitalization Plan.............                  471,929     471,922    (471,929)
  Recapitalization Plan
    dissenters(1)...................                       (6)
  Issuance of Communications
    Stock...........................                    1,712                                   52
  Issuance of Media Stock...........                                  392                        7
  Net income........................                                                                                     1,317
  Common dividends declared ($2.14
    per share)......................                                                                                    (1,010)
  Preferred dividends...............                                                                                        (3)
  Market value adjustment for debt
    securities......................                                                                                        36
  Foreign currency translation......
  Other.............................                                                            (5)                          3
                                      -----------  -----------  ---------  -----------  -----------        -----    -----------
Balance December 31, 1995...........                  473,635     472,314      --            8,228                        (115)
  Issuance of Communications
    Stock...........................                    6,822                                  216
  Issuance of Media Stock for
    Continental Merger..............                              150,615                    2,590
  Other issuances of Media Stock....                                1,853                       38
  Issuance of Series D Preferred
    Stock...........................      20,000                                                       $     920
  Purchase of treasury stock........                              (15,919)                    (297)
  Net income........................                                                                                     1,178
  Common dividends declared ($2.14
    per share)......................                                                                                    (1,024)
  Preferred dividends...............                                                                                        (9)
  Market value adjustment for debt
    and equity securities...........                                                                                        (6)
  Foreign currency translation......
  Other.............................                                                           (34)                         (6)
                                      -----------  -----------  ---------  -----------  -----------        -----    -----------
Balance December 31, 1996...........      20,000      480,457     608,863      --        $  10,741     $     920     $      18
                                      -----------  -----------  ---------  -----------  -----------        -----    -----------
                                      -----------  -----------  ---------  -----------  -----------        -----    -----------


                                          FOREIGN
                                         CURRENCY          LESOP
                                        TRANSLATION      GUARANTEE
                                      ---------------  -------------

Balance December 31, 1993...........     $     (35)      $    (243)
  Issuance of common stock..........
  Settlement of litigation..........
  Benefit trust contribution
    (OPEB)..........................
  Purchase of treasury stock........
  Net income........................
  Common dividends declared ($2.14
    per share)......................
  Market value adjustment for debt
    securities......................
  Foreign currency translation......             6
  Other.............................                            56
                                               ---           -----
Balance December 31, 1994...........           (29)           (187)
  Issuance of common stock..........
  Benefit trust contribution
    (OPEB)..........................
  Purchase of treasury stock........
  Other.............................
November 1, 1995
  Recapitalization Plan.............
  Recapitalization Plan
    dissenters(1)...................
  Issuance of Communications
    Stock...........................
  Issuance of Media Stock...........
  Net income........................
  Common dividends declared ($2.14
    per share)......................
  Preferred dividends...............
  Market value adjustment for debt
    securities......................
  Foreign currency translation......            (9)
  Other.............................                            60
                                               ---           -----
Balance December 31, 1995...........           (38)           (127)
  Issuance of Communications
    Stock...........................
  Issuance of Media Stock for
    Continental Merger..............
  Other issuances of Media Stock....
  Issuance of Series D Preferred
    Stock...........................
  Purchase of treasury stock........
  Net income........................
  Common dividends declared ($2.14
    per share)......................
  Preferred dividends...............
  Market value adjustment for debt
    and equity securities...........
  Foreign currency translation......            (1)
  Other.............................                            36
                                               ---           -----
Balance December 31, 1996...........     $     (39)      $     (91)
                                               ---           -----
                                               ---           -----

------------------------------

(1) Under the Recapitalization Plan, Media Stock was not issued to shareowners who elected to receive cash rather than Communications Stock and Media Stock. Dissenting shareowners were paid $47.9375 per U S WEST share on December 15, 1995.

                                 U S WEST, INC.

NOTE 15: SHAREOWNERS' EQUITY (CONTINUED)

    PREFERRED STOCK.  On November 15, 1996, U S WEST issued 20,000,000 shares of
4.5 percent, 20 year, Series D Convertible Preferred Stock (the "Preferred Stock") to Continental shareowners. Dividends are payable quarterly on the nonvoting Preferred Stock as and when declared by the Board of Directors out of funds legally available. The Preferred Stock has a liquidation value of $50 per share and is recorded at the November 15, 1996 market value of $46 per share. The Preferred Stock is convertible, at the option of the holder, into shares of Media Stock at $26.25 per share. Between November 15, 1999 and November 15, 2001, the Preferred Stock is redeemable at par, at the option of U S WEST, into shares of Media Stock if the Media common shares have closed at $34.44 per share for at least 20 of the 30 consecutive trading days prior to the notice of redemption. After November 15, 2001, the Preferred Stock is redeemable at par, at the option of U S WEST, in cash, Media Stock, or any combination of cash and stock. If Media Stock is elected, the number of shares to be issued will be determined based on the average market price for the ten consecutive trading days ending on the third business day prior to redemption, reduced by five percent. On November 15, 2016, U S WEST is required to redeem the Preferred Stock, at its election, for cash, Media Stock, or any combination of cash and stock. Upon certain events, including the disposition of all or substantially all of the properties and assets attributed to the Media Group, the Preferred Stock becomes mandatorily redeemable. The Preferred Stock ranks senior to all classes of U S WEST common stock, is subordinated to any senior debt and ranks pari passu with the Preferred Securities.

    COMMON STOCK. In connection with the November 15, 1996, Continental Merger, U S WEST issued 150,615,000 shares of Media Stock to Continental shareowners, valued at $2,590. On December 6, 1994, 12,779,206 shares of U S WEST common stock were issued to, or in the name of, the holders of Wometco Cable Corp. in accordance with a merger agreement. (See Note 3 -- Merger of Cable Systems -- to the Consolidated Financial Statements.) In connection with the settlement of shareowner litigation ("Rosenbaum v. U S WEST, Inc. et al."), U S WEST issued approximately 5.5 million shares of U S WEST common stock in March 1994 for net proceeds of $210.

    SHARE REPURCHASE. In connection with the November 15, 1996 Continental Merger, U S WEST purchased and placed into treasury 15,916,000 shares of Media Stock at an average price per share of $18.66. In first-quarter 1995, the Company purchased 1,704,700 shares of U S WEST common stock at an average price per share of $37.02. In December 1994, the Company purchased 550,400 shares of U S WEST common stock at an average price per share of $36.30.

    FOREIGN CURRENCY TRANSLATION. Included in U S WEST's cumulative foreign currency translation adjustment are cumulative tax benefits of $24, $24 and $18 at December 31, 1996, 1995 and 1994, respectively.

    LEVERAGED EMPLOYEE STOCK OWNERSHIP PLAN ("LESOP"). U S WEST maintains a defined contribution savings plan for substantially all management and occupational employees of the Company. U S WEST matches a percentage of eligible employee contributions with shares of Communications Stock and/or Media Stock in accordance with participant elections. Participants may also elect to reallocate past Company contributions between Communications Stock and Media Stock. In 1989, U S WEST established two LESOPs to provide Company stock for matching contributions to the savings plan. Shares in the LESOP are released as principal and interest are paid on the debt. At December 31, 1996, 11,019,157 shares each of Communications Stock and Media Stock had been allocated from the LESOP to participants' accounts, while 1,865,494 and 2,132,291 shares of Communications Stock and Media Stock, respectively, remained unallocated.

                                 U S WEST, INC.

NOTE 15: SHAREOWNERS' EQUITY (CONTINUED)
    The borrowings associated with the LESOP, which are unconditionally guaranteed by U S WEST, are included in the accompanying Consolidated Balance Sheets and corresponding amounts have been recorded as reductions to shareowners' equity. Contributions from U S WEST as well as dividends on unallocated shares held by the LESOP ($5, $8 and $11 in 1996, 1995 and 1994, respectively) are used for debt service. Beginning with the dividend paid in fourth-quarter 1995, dividends on allocated shares are being paid annually to participants. Previously, dividends on allocated shares were used for debt service with participants receiving additional shares from the LESOP in lieu of dividends.

    U S WEST recognizes expense based on the cash payments method. Total Company contributions to the plan (excluding dividends) were $77, $86 and $80 in 1996, 1995 and 1994, respectively, of which $10, $15 and $19, respectively, have been classified as interest expense.

    SHAREHOLDER RIGHTS PLAN. The Board has adopted a shareholder rights plan which, in the event of a takeover attempt, would entitle existing shareowners to certain preferential rights. The rights expire on April 6, 1999, and are redeemable by the Company at any time prior to the date they would become effective.

NOTE 16: STOCK INCENTIVE PLANS

    U S WEST maintains stock incentive plans for executives and other employees and non employees, primarily members of the Board. The Amended 1994 Stock Plan (the "Plan") was approved by shareowners on October 31, 1995, in connection with the Recapitalization Plan. The Plan is a successor plan to the U S WEST, Inc. Stock Incentive Plan and the U S WEST 1991 Stock Incentive Plan (the "Predecessor Plans"). No further grants of options or restricted stock may be made under the Predecessor Plans. The Plan is administered by the Human Resources Committee of the Board of Directors with respect to officers, executive officers and outside directors and by a special committee with respect to all other eligible employees and eligible non employees.

    Effective November 1, 1995, each outstanding U S WEST stock option was converted into one Communications Group and one Media Group stock option. Subsequent to November 1, 1995, each Group grants options primarily to its own employees.

    The maximum aggregate number of shares of Communications Stock and Media Stock that may be granted in any calendar year for all purposes under the Plan is nine-tenths of one percent (0.90 percent) and three-quarters of one percent (0.75 percent), respectively, of the shares of such class outstanding (excluding shares held in U S WEST's treasury) on the first day of such calendar year. In the event that fewer than the full aggregate number of shares of either class available for issuance in any calendar year are issued in any such year, the shares not issued shall be added to the shares of such class available for issuance in any subsequent year or years. Options granted may be exercised no later than 10 years after the grant date.

    During 1995, U S WEST modified the Plan to allow employees who terminate and are eligible for a full service pension, or who terminate under the long-term disability plan, to exercise their existing stock options according to their original terms. Additionally, U S WEST allows employees who separate under a management separation plan to retain unvested stock options. The compensation cost that has been included in income in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," was $3 and $7 in 1996 and 1995, respectively, all of which related to the Plan modifications. No compensation expense was recognized in 1994.

                                 U S WEST, INC.

NOTE 16: STOCK INCENTIVE PLANS (CONTINUED)
    U S WEST has adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," but continues to account for the Plan under APB Opinion No. 25. Had compensation cost for the Plan been determined consistent with the fair value based accounting method under SFAS No. 123, the pro forma net income and earnings per share for U S WEST and both the Communications and Media Groups would have been the following:

                                                            YEAR ENDED DECEMBER 31,
                                            --------------------------------------------------------
                                                        1996
                                            ----------------------------             1995
                                                         EARNING (LOSS)   --------------------------
                                            NET INCOME         PER                     EARNINGS PER
                                              (LOSS)          SHARE       NET INCOME       SHARE
                                            -----------  ---------------  -----------  -------------
U S WEST, INC.:
 As reported..............................   $   1,178      $      --      $   1,317     $      --
  Pro forma...............................       1,165             --          1,318            --

COMMUNICATIONS GROUP:
 As reported..............................       1,249           2.62          1,176          2.50
  Pro forma...............................       1,247           2.61          1,178          2.50

MEDIA GROUP:
 As reported..............................         (71)         (0.16)           141          0.29
  Pro forma...............................         (82)         (0.18)           140          0.29

    The fair value based method of accounting for stock-based compensation plans under SFAS No. 123 recognizes the value of options granted as compensation cost over the option's vesting period and has not been applied to options granted prior to January 1, 1995. Accordingly, the resulting pro forma compensation cost is not representative of what compensation cost will be in future years.

    Following are the weighted-average assumptions used in connection with the Black-Scholes option-pricing model to estimate the fair value of options granted in 1996 and 1995:

                                                                             YEAR ENDED DECEMBER
                                                                                     31,
                                                                            ----------------------
                                                                               1996        1995
                                                                            ----------  ----------
COMMUNICATIONS GROUP:
 Risk-free interest rate..................................................       6.50%       6.00%
  Expected dividend yield.................................................       6.70%       6.70%
  Expected life...........................................................   4.5 years   4.5 years
  Expected volatility.....................................................       19.6%       19.6%

MEDIA GROUP:
 Risk-free interest rate..................................................       6.30%       6.00%
  Expected life...........................................................   5.0 years   5.0 years
  Expected volatility.....................................................       28.5%       28.5%

                                 U S WEST, INC.

NOTE 16: STOCK INCENTIVE PLANS (CONTINUED)
    Data for outstanding options under the Plan is summarized as follows:

                                             COMMUNICATIONS GROUP          MEDIA GROUP             U S WEST, INC.
                                           ------------------------  ------------------------  -----------------------
                                                         WEIGHTED-                 WEIGHTED-                WEIGHTED-
                                                          AVERAGE                   AVERAGE                  AVERAGE
                                            NUMBER OF    EXERCISE     NUMBER OF    EXERCISE    NUMBER OF    EXERCISE
                                             SHARES        PRICE       SHARES        PRICE      SHARES*       PRICE
                                           -----------  -----------  -----------  -----------  ----------  -----------
Outstanding January 1, 1994..............                                                       5,301,539   $   39.76
                                                                                               ----------  -----------
  Granted................................                                                       2,438,409       36.15
  Exercised..............................                                                        (139,762)      33.72
  Canceled or expired....................                                                        (214,149)      40.71
                                                                                               ----------  -----------
Outstanding December 31, 1994............                                                       7,386,037   $   38.66
                                                                                               ----------  -----------
  Granted(1).............................                                                       4,814,856       41.12
  Exercised..............................                                                        (430,631)      34.03
  Canceled or expired(1).................                                                      (1,927,083)      37.02
                                                                                               ----------  -----------
Outstanding October 31, 1995.............                                                       9,843,179   $   40.39
                                                                                               ----------  -----------
Recapitalization Plan....................    9,843,179   $   24.11     9,843,179   $   16.28   (9,843,179)  $  (40.39)
                                           -----------  -----------  -----------  -----------  ----------  -----------
                                                                                               ----------  -----------
  Granted................................      138,309       32.16        71,580       18.51
  Exercised..............................     (543,037)      21.23      (191,243)      14.71
  Canceled or expired....................      (15,350)      24.91       (15,350)      16.82
                                           -----------  -----------  -----------  -----------
Outstanding December 31, 1995............    9,423,101   $   24.39     9,708,166   $   16.33
                                           -----------  -----------  -----------  -----------
  Granted................................    3,624,602       30.97     5,523,728       19.36
  Exercised..............................   (1,205,730)      22.37      (507,329)      14.93
  Canceled or expired....................     (429,058)      25.01      (610,471)      17.86
                                           -----------  -----------  -----------  -----------
Outstanding December 31, 1996............   11,412,915   $   26.67    14,114,094   $   17.49
                                           -----------  -----------  -----------  -----------
                                           -----------  -----------  -----------  -----------

------------------------------

*   Includes options granted in tandem with SARs.

(1) Amounts have been restated to include modified options which, under the provisions of SFAS No. 123, are treated as an exchange of the original award (i.e., canceled) for a new award (i.e. stock grant).

                                 U S WEST, INC.

NOTE 16: STOCK INCENTIVE PLANS (CONTINUED)
    The number of exercisable options under the Plan and the weighted-average exercise prices follow:

                                                COMMUNICATIONS GROUP          MEDIA GROUP
                                               -----------------------  -----------------------
                                                            WEIGHTED-                WEIGHTED-
                                                             AVERAGE                  AVERAGE
                                                 NUMBER     EXERCISE      NUMBER     EXERCISE
EXERCISABLE OPTIONS AT:                        OF SHARES      PRICE     OF SHARES      PRICE
---------------------------------------------  ----------  -----------  ----------  -----------
December 31, 1995............................   2,672,666   $   22.22    3,021,166   $   14.89
December 31, 1996............................   3,881,100       25.71    4,867,207       16.74

    The following table summarizes the status of outstanding and exercisable options under the Plan at December 31, 1996.

                                           OUTSTANDING OPTIONS                EXERCISABLE OPTIONS
                                ------------------------------------------  -----------------------
                                                 WEIGHTED-      WEIGHTED-                WEIGHTED-
                                                  AVERAGE        AVERAGE                  AVERAGE
                                   NUMBER        REMAINING      EXERCISE      NUMBER     EXERCISE
RANGE OF EXERCISE PRICES        OUTSTANDING    LIFE (YEARS)       PRICE     EXERCISABLE    PRICE
------------------------------  ------------  ---------------  -----------  ----------  -----------

COMMUNICATIONS GROUP
  $14.96 - $21.41.............     2,560,778          7.27      $   21.26      505,430   $   20.64
  $21.41 - $24.62.............     1,241,669          5.42          22.87    1,037,785       22.74
  $24.92 - $26.11.............     2,750,886          8.59          26.08      932,931       26.06
  $26.34 - $30.63.............     2,334,141          7.86          29.82    1,313,137       29.29
  $30.88 - $35.88.............     2,525,441          9.02          31.74       91,817       32.57
                                ------------           ---     -----------  ----------  -----------
    Total.....................    11,412,915          7.89      $   26.67    3,881,100   $   25.71
                                ------------           ---     -----------  ----------  -----------
                                ------------           ---     -----------  ----------  -----------

MEDIA GROUP
  $10.10 - $14.46.............     3,009,307          6.81      $   14.23      937,900   $   13.73
  $14.51 - $16.93.............     2,920,683          6.86          15.75    1,608,658       15.38
  $16.98 - $17.88.............     2,827,829          8.63          17.64      928,958       17.63
  $17.94 - $20.50.............     2,938,175          8.10          19.85    1,391,691       19.74
  $20.63 - $21.13.............     2,418,100          9.24          20.63       --          --
                                ------------           ---     -----------  ----------  -----------
    Total.....................    14,114,094          7.87      $   17.49    4,867,207   $   16.74
                                ------------           ---     -----------  ----------  -----------
                                ------------           ---     -----------  ----------  -----------

    A total of 3,624,602 and 4,953,165 Communications Group options and 5,523,728 and 4,886,436 Media Group options were granted in 1996 and 1995, respectively. Included in the total grants were 198,027 and 1,751,936 of modified Communications Group options and 249,827 and 1,751,936 of modified Media Group options revalued as new grants during 1996 and 1995, respectively. The weighted-average grant date fair value of Communications Group and Media Group options granted during the year, inclusive of modified options, using the Black-Scholes option-pricing model was $3.87 and $7.10, respectively, for 1996 and $3.19 and $6.07, respectively, for 1995. Excluding the modifications, the weighted-average grant date fair value was $3.67 and $7.23, respectively, for 1996, and $2.92 and $6.45, respectively, for 1995. The exercise price of Communications Group and Media Group stock options, excluding modified options, equals the market price on the grant date. The exercise prices of modified stock options may be greater or less than the market price on the revaluation date.

                                 U S WEST, INC.

NOTE 16: STOCK INCENTIVE PLANS (CONTINUED)
    Approximately 2,950,000 and 2,050,000 shares of Communications Stock and 2,200,000 and 1,420,000 of Media Stock were available for grant under the plans in effect at December 31, 1996 and 1995, respectively. Approximately 14,360,000 shares of Communications Stock and 16,314,000 shares of Media Stock were reserved for issuance under the Plan at December 31, 1996.

NOTE 17: EMPLOYEE BENEFITS

PENSION PLAN

    U S WEST sponsors a defined benefit pension plan covering substantially all management and occupational employees of the Company. Effective January 1, 1997, Continental's defined benefit pension plan was merged into the U S WEST plan. Management benefits are based on a final pay formula, while occupational benefits are based on a flat benefit formula. U S WEST uses the projected unit credit method for the determination of pension cost for financial reporting purposes and the aggregate cost method for funding purposes. U S WEST's policy is to fund amounts required under the Employee Retirement Income Security Act of 1974 ("ERISA") and no funding was required in 1996, 1995 or 1994.

    The composition of the net pension cost (credit) and the actuarial assumptions of the plan follows:

                                                                     YEAR ENDED DECEMBER 31,
                                                                 -------------------------------
                                                                   1996       1995       1994
                                                                 ---------  ---------  ---------
Details of pension cost:
  Service cost -- benefits earned during the period............  $     203  $     173  $     197
  Interest cost on projected benefit obligation................        575        558        561
  Actual return on plan assets.................................     (1,509)    (1,918)       188
  Net amortization and deferral................................        726      1,185       (946)
                                                                 ---------  ---------  ---------
Net pension cost (credit)......................................  $      (5) $      (2) $       0
                                                                 ---------  ---------  ---------
                                                                 ---------  ---------  ---------

    The expected long-term rate of return on plan assets used in determining net pension cost was 8.50 percent for 1996, 1995 and 1994.

    The funded status of the plan follows:

                                                                                   DECEMBER 31,
                                                                               --------------------
                                                                                 1996       1995
                                                                               ---------  ---------
Accumulated benefit obligation, including vested benefits of $6,544 and
 $5,839, respectively........................................................  $   7,446  $   6,617
                                                                               ---------  ---------
                                                                               ---------  ---------
Plan assets at fair value, primarily stocks and bonds........................  $  10,958  $   9,874
Less: Projected benefit obligation...........................................      8,310      8,450
                                                                               ---------  ---------
Plan assets in excess of projected benefit obligation........................      2,648      1,424
Unrecognized net (gain)......................................................     (1,502)      (101)
Prior service cost not yet recognized in net periodic pension cost...........         31        (62)
Balance of unrecognized net asset at January 1, 1987.........................       (626)      (705)
                                                                               ---------  ---------
Prepaid pension cost.........................................................  $     551  $     556
                                                                               ---------  ---------
                                                                               ---------  ---------

                                 U S WEST, INC.

NOTE 17: EMPLOYEE BENEFITS (CONTINUED)
    The actuarial assumptions used to calculate the projected benefit obligation follow:

                                                                                 DECEMBER 31,
                                                                           ------------------------
                                                                              1996         1995
                                                                           -----------  -----------
Discount rate............................................................       7.50%        7.00%
Weighted-average rate of compensation increase...........................       5.50%        5.50%

    Anticipated future benefit changes have been reflected in the above calculations.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

    U S WEST and most of its subsidiaries provide certain health care and life insurance benefits to retired employees. In conjunction with the Company's 1992 adoption of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," U S WEST elected to immediately recognize the accumulated postretirement benefit obligation for current and future retirees. However, the Federal Communications Commission ("FCC") and certain state jurisdictions permit amortization of the transition obligation over the average remaining service period of active employees for regulatory accounting purposes with most jurisdictions requiring funding as a stipulation for rate recovery.

    U S WEST uses the projected unit credit method for the determination of postretirement medical and life costs for financial reporting purposes. The composition of net medical and life postretirement benefit costs and actuarial assumptions underlying plan benefits follows:

                                                                              YEAR ENDED DECEMBER 31,
                                                                          -------------------------------
                                                                            1996       1995       1994
                                                                          ---------  ---------  ---------
Service cost -- benefits earned during the period.......................  $      70  $      65  $      75
Interest on accumulated benefit obligation..............................        259        267        260
Actual return on plan assets............................................       (231)      (415)         4
Net amortization and deferral...........................................         68        286        (99)
                                                                          ---------  ---------  ---------
Net postretirement benefit costs........................................  $     166  $     203  $     240
                                                                          ---------  ---------  ---------
                                                                          ---------  ---------  ---------

    The expected long-term rate of return on plan assets used in determining postretirement benefit costs was 8.50 percent for 1996, 1995 and 1994.

                                 U S WEST, INC.

NOTE 17: EMPLOYEE BENEFITS (CONTINUED)
    The funded status of the plans follows:

                                                                                   DECEMBER 31,
                                                                               --------------------
                                                                                 1996       1995
                                                                               ---------  ---------
Accumulated postretirement benefit obligation attributable to:
  Retirees...................................................................  $   2,255  $   2,137
  Fully eligible plan participants...........................................        347        327
  Other active plan participants.............................................      1,289      1,224
                                                                               ---------  ---------
Total accumulated postretirement benefit obligation..........................      3,891      3,688
Unrecognized net gain........................................................        534        539
Unamortized prior service cost...............................................         32        (34)
Fair value of plan assets, primarily stocks, bonds and life insurance(1).....     (2,063)    (1,845)
                                                                               ---------  ---------
Accrued postretirement benefit obligation....................................  $   2,394  $   2,348
                                                                               ---------  ---------
                                                                               ---------  ---------

------------------------------

(1) Medical plan assets include Communications Stock and Media Stock of $155 and $94, respectively, in 1996, and $210 and $112, respectively, in 1995.

    The actuarial assumptions used to calculate the accumulated postretirement benefit obligation follow:

                                                                                 DECEMBER 31,
                                                                           ------------------------
                                                                              1996         1995
                                                                           -----------  -----------
Discount rate............................................................       7.50%        7.00%
Medical cost trend rate*.................................................       8.00%        9.00%

------------------------------

* Medical cost trend rate gradually declines to an ultimate rate of 5.5 percent in 2011.

    A one-percent increase in the assumed health care cost trend rate for each future year would have increased the aggregate of the service and interest cost components of 1996 net postretirement benefit cost by approximately $27 and increased the 1996 accumulated postretirement benefit obligation by approximately $299.

    For U S WEST, the annual funding amount is based on its cash requirements, with the funding at U S WEST Communications based on regulatory accounting requirements.

    Anticipated future benefit changes have been reflected in these postretirement benefit calculations.

                                 U S WEST, INC.

NOTE 18: INCOME TAXES

    The components of the provision for income taxes follow:

                                                                                YEAR ENDED DECEMBER 31,
                                                                            -------------------------------
                                                                              1996       1995       1994
                                                                            ---------  ---------  ---------
Federal:
  Current.................................................................  $     601  $     481  $     418
  Deferred................................................................          5        225        337
  Investment tax credits -- net...........................................        (28)       (38)       (47)
                                                                            ---------  ---------  ---------
                                                                                  578        668        708
                                                                            ---------  ---------  ---------
State and local:
  Current.................................................................         75         64         52
  Deferred................................................................         11         54         83
                                                                            ---------  ---------  ---------
                                                                                   86        118        135
                                                                            ---------  ---------  ---------
Foreign:
  Current.................................................................          2          6         --
  Deferred................................................................         30         33         14
                                                                            ---------  ---------  ---------
                                                                                   32         39         14
                                                                            ---------  ---------  ---------
Provision for income taxes................................................  $     696  $     825  $     857
                                                                            ---------  ---------  ---------
                                                                            ---------  ---------  ---------

    U S WEST paid $693, $566 and $313 for income taxes in 1996, 1995 and 1994, respectively, inclusive of the capital assets segment.

    The effective tax rate differs from the statutory tax rate as follows:

                                                                         YEAR ENDED DECEMBER 31,
                                                                     -------------------------------
                                                                       1996       1995       1994
                                                                     ---------  ---------  ---------
                                                                              (IN PERCENT)
Federal statutory tax rate.........................................       35.0       35.0       35.0
Investment tax credit amortization.................................       (0.9)      (1.2)      (1.3)
State income taxes -- net of federal effect........................        3.0        3.5        3.9
Foreign taxes -- net of federal effect.............................        1.1        1.2        0.4
Other..............................................................       (0.4)      (0.2)      (0.5)
                                                                           ---        ---        ---
Effective tax rate.................................................       37.8       38.3       37.5
                                                                           ---        ---        ---
                                                                           ---        ---        ---

                                 U S WEST, INC.

NOTE 18: INCOME TAXES (CONTINUED)
    The components of the net deferred tax liability follow:

                                                                                     DECEMBER 31,
                                                                                 --------------------
                                                                                   1996       1995
                                                                                 ---------  ---------
Property, plant and equipment..................................................  $   1,891  $   1,540
Leases.........................................................................        679        668
State deferred taxes -- net of federal effect..................................      1,141        358
Intangible assets..............................................................      2,414        112
Investments....................................................................        373        213
Other..........................................................................        126         74
                                                                                 ---------  ---------
  Deferred tax liabilities.....................................................      6,624      2,965
                                                                                 ---------  ---------
Postemployment benefits, including pension.....................................        698        697
Restructuring, assets held for sale and other..................................        301        329
Unamortized investment tax credit..............................................         61         70
Net operating loss and tax credit carryforwards................................        466         --
Valuation allowance............................................................       (387)        --
State deferred taxes -- net of federal effect..................................        223        166
Other..........................................................................        455        229
                                                                                 ---------  ---------
  Deferred tax assets..........................................................      1,817      1,491
                                                                                 ---------  ---------
Net deferred tax liability.....................................................  $   4,807  $   1,474
                                                                                 ---------  ---------
                                                                                 ---------  ---------

    In connection with the Continental Merger, U S WEST acquired net operating loss carryforwards of approximately $1,164 for federal income tax purposes, expiring in various years through 2011. U S WEST also acquired investment tax credit carryforwards of approximately $50, expiring in various years through 2005. A valuation allowance of $387 has been established for the carryforwards due to limitations on utilization which exist for U S WEST. If in future periods the realization of the carryforwards becomes more likely than not, any reduction in the valuation allowance will be allocated to reduce goodwill and acquired intangible assets.

    The current portion of the deferred tax asset was $213 and $282 at December 31, 1996 and 1995, respectively, resulting primarily from restructuring charges and compensation-related items.

    The net deferred tax liability includes $671 and $686 in 1996 and 1995, respectively, related to the capital assets segment.

    In 1996 and 1995 foreign operations contributed pretax losses of $315 and $35, repsectively. In 1994 foreign operations contributed pretax earnings of $43.

NOTE 19: COMMITMENTS AND CONTINGENCIES

    At U S WEST Communications there are pending regulatory actions in local regulatory jurisdictions that call for price decreases, refunds or both. In one such instance, the Utah Supreme Court has remanded a Utah Public Service Commission ("PSC") order to the PSC for hearing, thereby establishing two exceptions to the rule against retroactive ratemaking: (1) unforeseen and extraordinary events, and (2) misconduct. The PSC's initial order denied a refund request from interexchange carriers and other

                                 U S WEST, INC.

NOTE 19: COMMITMENTS AND CONTINGENCIES (CONTINUED) parties related to the Tax Reform Act of 1986. The range of possible risk is $0 to $155 at December 31, 1996.

    On April 11, 1996, the Washington State Utilities and Transportation Commission ("WUTC" or the "Commission") acted on U S WEST Communications' 1995 rate request. In February 1995, U S WEST Communications sought to increase revenues by raising rates for basic residential services over a four-year period. The two major issues in this proceeding involve U S WEST Communications' requests for improved capital recovery and elimination of the imputation of Yellow Pages revenue. Instead of granting U S WEST Communications' rate request, the Commission ordered approximately $91.5 in annual revenue reductions, effective May 1, 1996. Based on the above ruling, U S WEST Communications filed a lawsuit with the King County Superior Court (the "Court") for an appeal of the order, a temporary stay of the ordered rate reduction and an authorization to implement a revenue increase.

    On April 29, 1996, the Court stayed the rate decreases ordered by the WUTC. The Court granted the stay pending its decision on U S WEST Communications' appeal. Effective May 1, 1996, U S WEST Communications began collecting revenues subject to refund with interest. On November 25, 1996, the Court ruled in favor of the WUTC. U S WEST Communications appealed the Court's decision to the Washington State Supreme Court (the "State Supreme Court") which, on January 22, 1997, granted a stay of the order, pending the State Supreme Court's full review of the appeal. U S WEST Communications expects the State Supreme Court's review to begin in the second quarter of 1997.

    U S WEST Communications expects its appeal to be successful and has not accrued any of the amounts subject to refund. However, an adverse judgment on the appeal would have a significant impact on the future results of operations.

    U S WEST has commitments and debt guarantees associated with its international investments in the principal amount of approximately $700. In addition, a wholly owned subsidiary of U S WEST guarantees debt associated with its international investment in the principal amount of approximately $350. U S WEST also guarantees approximately $170 in commitments related to its domestic investments.

    Continental and the FCC have entered into a "social contract" as an alternative form of rate regulation for cable operators. The social contract is a six-year agreement covering all of Continental franchises. The social contract requires Continental to, among other things, invest at least $1.7 billion in domestic system rebuilds and upgrades through 2000 to expand channel capacity and improve system reliability and picture quality. At December 31, 1996, $870 is remaining on this commitment.

NOTE 20: NET INVESTMENT IN ASSETS HELD FOR SALE

    The Consolidated Financial Statements include the discontinued operations of the capital assets segment. During the second quarter of 1993, the U S WEST Board approved a plan to dispose of the capital assets segment through the sale of segment assets and businesses. The capital assets segment includes activities related to financial services and financial guarantee insurance operations. Also included in the segment is U S WEST Real Estate, Inc., for which disposition was announced in 1991.

    Effective January 1, 1995, the capital assets segment has been accounted for in accordance with Staff Accounting Bulletin No. 93, issued by the Securities and Exchange Commission, which requires discontinued operations not disposed of within one year of the measurement date to be accounted for prospectively in continuing operations as a "net investment in assets held for sale." The net realizable value of the assets is reevaluated on an ongoing basis with adjustments to the existing reserve, if any, charged to continuing

                                 U S WEST, INC.

NOTE 20: NET INVESTMENT IN ASSETS HELD FOR SALE (CONTINUED) operations. No such adjustment was required in 1996 or 1995. Prior to January 1, 1995, the entire capital assets segment was accounted for as discontinued operations in accordance with APB Opinion No. 30.

    Through a series of transactions in 1995 and 1994, U S WEST reduced its ownership in FSA to 50.3 percent and its voting interest to 41.7 percent. During the second quarter of 1996, U S WEST received $98 from the sale of 3,750,000 shares of FSA common stock. This sale reduced U S WEST's ownership in FSA to approximately 40 percent. Also in second-quarter 1996, U S WEST issued DECS due May 15, 1999. The shares of FSA to be delivered upon maturity of the DECS, combined with the exercise of outstanding options held by Fund American Enterprises Holdings, Inc. to purchase FSA shares would, if consummated, result in a complete disposition of U S WEST's ownership in FSA. (See Note 9 -- Debt -- to the Consolidated Financial Statements.)

    In fourth-quarter 1995, U S WEST issued DECS to reduce its investment in Enhance Financial Services Group, Inc. ("Enhance") by December 1998. The shares of Enhance to be delivered upon maturity of the DECS would, if consummated, result in a complete disposition of U S WEST's ownership in Enhance. (See Note 9 -- Debt -- to the Consolidated Financial Statements.)

    U S WEST Real Estate, Inc. has sold various assets for proceeds of $156, $120 and $327 in each of the three years ended December 31, 1996, respectively. The sales proceeds were in line with estimates. Proceeds from sales were primarily used to repay related debt. U S WEST expects to substantially complete the liquidation of this portfolio by 1998. The remaining balance of assets subject to sale is approximately $287, net of reserves, as of December 31, 1996.

    Building sales and operating revenues of the capital assets segment were $223, $237 and $553 in 1996, 1995 and 1994, respectively. Subsequent to June 1, 1993, income (loss) from the capital assets segment is being deferred and is included within the reserve for assets held for sale.

    The assets and liabilities of the capital assets segment have been separately classified on the Consolidated Balance Sheets as net investment in assets held for sale.

                                 U S WEST, INC.

NOTE 20: NET INVESTMENT IN ASSETS HELD FOR SALE (CONTINUED)
    The components of net investment in assets held for sale follow:

                                                                                 DECEMBER 31,
                                                                             --------------------
                                                                               1996       1995
                                                                             ---------  ---------

ASSETS
Cash and cash equivalents..................................................  $      21  $      38
Finance receivables -- net.................................................        869        953
Investment in real estate -- net of valuation allowance....................        182        368
Bonds, at market value.....................................................        146        149
Investment in FSA..........................................................        326        384
Other assets...............................................................        165        177
                                                                             ---------  ---------
Total assets...............................................................  $   1,709  $   2,069
                                                                             ---------  ---------
                                                                             ---------  ---------
LIABILITIES
Debt.......................................................................  $     481  $     796
Deferred income taxes......................................................        671        686
Accounts payable, accrued liabilities and other............................        137        148
Minority interests.........................................................         11         10
                                                                             ---------  ---------
Total liabilities..........................................................      1,300      1,640
                                                                             ---------  ---------
Net investment in assets held for sale.....................................  $     409  $     429
                                                                             ---------  ---------
                                                                             ---------  ---------

    Finance receivables primarily consist of contractual obligations under long-term leases that U S WEST intends to run off. These long-term leases consist mostly of leveraged leases related to aircraft and power plants. For leveraged leases, the cost of the assets leased is financed primarily through nonrecourse debt which is netted against the related lease receivable.

    The components of finance receivables follow:

                                                                                 DECEMBER 31,
                                                                             --------------------
                                                                               1996       1995
                                                                             ---------  ---------
Receivables................................................................  $     821  $     921
Unguaranteed estimated residual values.....................................        444        447
                                                                             ---------  ---------
                                                                                 1,265      1,368
Less: Unearned income......................................................        380        390
  Credit loss and other allowances.........................................         16         25
                                                                             ---------  ---------
Finance receivables -- net.................................................  $     869  $     953
                                                                             ---------  ---------
                                                                             ---------  ---------

    Investments in debt securities are classified as available for sale and are carried at market value. Any resulting unrealized holding gains or losses, net of applicable deferred income taxes, are reflected as a component of equity.

    The amortized cost of $147 and $149 at December 31, 1996 and 1995, respectively, of investments in debt securities approximates market value. 1996 net unrealized losses of $7 (net of deferred taxes of $5) and 1995 net unrealized gains of $39 (net of deferred taxes of $21), are included in equity.

                                 U S WEST, INC.

NOTE 20: NET INVESTMENT IN ASSETS HELD FOR SALE (CONTINUED)
DEBT

    Interest rates and maturities of debt associated with the capital assets segment at December 31 follow:

                                                                                 MATURITIES
                                                            -----------------------------------------------------    TOTAL
INTEREST RATES                                                1997       1998       1999       2000       2001       1996
----------------------------------------------------------  ---------  ---------  ---------  ---------  ---------  ---------
Above 5% to 6%............................................  $      --  $      --  $      --  $      --  $      --  $      --
Above 6% to 7%............................................         15         --         --         --         --         15
Above 7% to 8%............................................         --         --         --         --         --         --
Above 8% to 9%............................................         --         --        150          4         --        154
Above 9% to 10%...........................................         --          5         --         --         --          5
Above 10% to 11%..........................................         --         --         --         --         --         --
                                                            ---------  ---------  ---------  ---------  ---------  ---------
                                                            $      15  $       5  $     150  $       4  $      --        174
                                                            ---------  ---------  ---------  ---------  ---------
                                                            ---------  ---------  ---------  ---------  ---------
Allocated to the capital assets segment -- net............                                                               307
                                                                                                                   ---------
Total.....................................................                                                         $     481
                                                                                                                   ---------
                                                                                                                   ---------


                                                              TOTAL
INTEREST RATES                                                1995
----------------------------------------------------------  ---------
Above 5% to 6%............................................  $      10
Above 6% to 7%............................................         54
Above 7% to 8%............................................          5
Above 8% to 9%............................................        138
Above 9% to 10%...........................................         53
Above 10% to 11%..........................................         29
                                                            ---------
                                                                  289

Allocated to the capital assets segment -- net............        507
                                                            ---------
Total.....................................................  $     796
                                                            ---------
                                                            ---------

    Debt of $71 at December 31, 1995, was collateralized by first deeds of trust on associated real estate and assignment of rents from leases.

    The following table summarizes terms of swaps associated with the capital assets segment. Variable rates are indexed to three- and six-month LIBOR.

                                                                                                    DECEMBER 31,
                                                                                        -------------------------------------
                                                       DECEMBER 31,
                                    --------------------------------------------------
                                                                                                        1995
                                                           1996                         -------------------------------------
                                    --------------------------------------------------                             WEIGHTED-
                                                                      WEIGHTED-                                     AVERAGE
                                                                     AVERAGE RATE                                    RATE
                                     NOTIONAL                   ----------------------   NOTIONAL                 -----------
                                      AMOUNT      MATURITIES      RECEIVE       PAY       AMOUNT     MATURITIES     RECEIVE
                                    -----------  -------------  -----------  ---------  -----------  -----------  -----------
Variable to fixed(1)..............   $     350          1997          5.55        9.01   $     380     1996-1997        5.96
Fixed to variable(1)..............         350          1997          7.32        5.61         380     1996-1997        7.29
Variable-rate basis
 adjustment(2)....................          10          1997          6.42        5.81          10      1997            5.92


                                       PAY
                                    ---------
Variable to fixed(1)..............       9.03
Fixed to variable(1)..............       5.87
Variable-rate basis
 adjustment(2)....................       5.85

------------------------------

(1) The fixed to variable swaps have the same terms as the variable to fixed swaps and were entered into to terminate the variable to fixed swaps. The net loss on the swaps is deferred and amortized over the remaining life of the swaps and is included in the reserve for assets held for sale.

(2) Variable-rate debt based on U.S. Treasury rates is swapped to a LIBOR-based interest rate.

                                 U S WEST, INC.

NOTE 20: NET INVESTMENT IN ASSETS HELD FOR SALE (CONTINUED)
FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET CREDIT RISK -- FINANCIAL GUARANTEES

    U S WEST retained certain risks in asset-backed obligations related to the commercial real estate portfolio. The principal amounts insured on the asset-backed obligations follow:

                                                                                       DECEMBER 31,
                                                                                   --------------------
TERMS TO MATURITY                                                                    1996       1995
---------------------------------------------------------------------------------  ---------  ---------
0 to 5 Years.....................................................................  $     416  $     639
5 to 10 Years....................................................................        436        450
10 to 15 Years...................................................................          8         10
                                                                                   ---------  ---------
Total............................................................................  $     860  $   1,099
                                                                                   ---------  ---------
                                                                                   ---------  ---------

    Concentrations of collateral associated with insured asset-backed obligations follow:

                                                                                       DECEMBER 31,
                                                                                   --------------------
TYPE OF COLLATERAL                                                                   1996       1995
---------------------------------------------------------------------------------  ---------  ---------
Commercial mortgages:
  Commercial real estate.........................................................  $     341  $     442
  Corporate secured..............................................................        519        657
                                                                                   ---------  ---------
Total............................................................................  $     860  $   1,099
                                                                                   ---------  ---------
                                                                                   ---------  ---------

ADDITIONAL FINANCIAL INFORMATION

    Information for U S WEST Financial Services, Inc., a member of the capital assets segment, follows:

                                                                       YEAR ENDED DECEMBER 31,
                                                                   -------------------------------
SUMMARIZED FINANCIAL INFORMATION                                     1996       1995       1994
-----------------------------------------------------------------  ---------  ---------  ---------
Revenue..........................................................  $      26  $      44  $      54
Net finance receivables..........................................        859        931        981
Total assets.....................................................      1,058      1,085      1,331
Total debt.......................................................        236        274        533
Total liabilities................................................        998      1,024      1,282
Equity...........................................................         60         61         49

                                 U S WEST, INC.

NOTE 21: QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                          QUARTERLY FINANCIAL DATA
                                                                             --------------------------------------------------
                                                                                FIRST       SECOND        THIRD       FOURTH
                                                                               QUARTER      QUARTER      QUARTER      QUARTER
                                                                             -----------  -----------  -----------  -----------
1996
Sales and other revenues...................................................   $   3,050    $   3,124    $   3,179    $   3,558
Income before income taxes and cumulative effect of change in accounting
  principle................................................................         489          519          494          338
Income before cumulative effect of change in accounting principle..........         297          313          304          230
Net income.................................................................         331          313          304          230
Earnings per common share:
  Communications Group earnings per common share before cumulative effect
    of change in accounting principle......................................        0.62         0.68         0.60         0.65
  Communications Group earnings per common share...........................        0.69         0.68         0.60         0.65
  Media Group earnings (loss) per common share.............................          --        (0.03)        0.04        (0.16)

1995
Sales and other revenues...................................................   $   2,828    $   2,894    $   2,964    $   3,060
Income before income taxes and extraordinary item..........................         538          514          538          564
Income before extraordinary item...........................................         330          318          325          356
Net income.................................................................         330          318          316          353
Earnings per common share:
  Communications Group earnings per common share before extraordinary
    item...................................................................        0.67         0.62         0.62         0.60
  Communications Group earnings per common share...........................        0.67         0.62         0.61         0.59
  Media Group earnings per common share before extraordinary item..........        0.03         0.05         0.07         0.15
  Media Group earnings per common share....................................        0.03         0.05         0.06         0.15

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

    1996 first-quarter net income includes the cumulative and current effects of $34 ($0.07 per Communications share) and $5 ($0.01 per Communications share), respectively, from adopting SFAS No. 121. 1996 second-quarter net income includes $30 ($0.06 per Communications share) from gains on the sales of certain rural telephone exchanges, a charge of $19 ($0.04 per Media share) related to the sale of the Company's cable television interests in Norway, Sweden and Hungary and current effects of $5 ($0.01 per Communications share) from adopting SFAS No. 121. 1996 third-quarter net income includes $1 (no share impact) from gains on the sales of certain rural telephone exchanges and current effects of $3 ($0.01 per Communications share) from adopting SFAS No. 121. 1996 fourth-quarter net income includes $5 ($0.01 per Communications share) from gains on the sales of certain rural telephone exchanges, net losses of $71 and losses available for common stock of $77 ($0.15 per Media share) related to the November 15, 1996 Continental Merger and current effects of $2 ($0.01 per Communications share) from adopting SFAS No. 121.

    1995 first-quarter net income includes $39 ($0.08 per Communications share) from gains on the sales of certain rural telephone exchanges. 1995 second-quarter net income includes $10 ($0.02 per Communications share) from gains on the sales of certain rural telephone exchanges. 1995 third-quarter net income includes $21 ($0.04 per Communications share) from gains on the sales of certain rural telephone exchanges and $10 ($0.01 per Communications share and $0.01 per Media share) for expenses associated with the Recapitalization Plan. 1995 third-quarter net income also includes charges of $9 ($0.01 per Communications share and $0.01 per Media share) for the early extinguishment of debt. 1995 fourth-quarter net income includes $15 ($0.03 per Communications share) from gains on the sales of certain rural telephone exchanges and $95 ($0.20 per Media share) from the merger of U S WEST's joint venture interest in Telewest. 1995 fourth-quarter net income also includes other charges of $10 ($0.01 per Communications share and $0.01 per Media share), including $7 for expenses associated with the Recapitalization Plan and an extraordinary charge of $3 for the early extinguishment of debt.

                                 U S WEST, INC.

NOTE 21: QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED)

                                                                                MARKET PRICE
                                                                       -------------------------------
PER SHARE MARKET AND DIVIDEND DATA                                       HIGH        LOW       CLOSE     DIVIDENDS
---------------------------------------------------------------------  ---------  ---------  ---------  -----------
                                                                               (WHOLE DOLLARS)
1996
Communications Stock
  First quarter......................................................  $  37.500  $  30.250  $  32.375   $   0.535
  Second quarter.....................................................     34.625     31.125     32.000       0.535
  Third quarter......................................................     32.250     27.250     29.875       0.535
  Fourth quarter.....................................................     33.625     29.250     32.250       0.535

Media Stock
  First quarter......................................................  $  23.000  $  18.875  $  20.625   $      --
  Second quarter.....................................................     21.000     16.875     18.250          --
  Third quarter......................................................     18.875     14.375     16.875          --
  Fourth quarter.....................................................     19.875     15.375     18.375          --

1995
U S WEST Stock
  First quarter......................................................  $  41.375  $  35.125  $  40.125   $   0.535
  Second quarter.....................................................     42.875     39.125     41.625       0.535
  Third quarter......................................................     48.375     40.875     47.125       0.535
  Fourth quarter (through October 31, 1995)..........................     48.375     45.625     47.875          --

Communications Stock
  Fourth (November 1, 1995 through December 31, 1995)................  $  36.375  $  28.375  $  35.625   $   0.535

Media Stock
  Fourth (November 1, 1995 through December 31, 1995)................  $  20.000  $  17.375  $  19.000   $      --

                                 U S WEST, INC.

                             (DOLLARS IN MILLIONS)

SUPPLEMENTARY SELECTED PROPORTIONATE RESULTS OF OPERATIONS

    U S WEST believes that proportionate financial data facilitates the understanding and assessment of its Consolidated Financial Statements. The following proportionate accounting table reflects the relative weight of U S WEST's ownership interest in its domestic and international investments in cable and telecommunications, wireless and directory and information services operations. The proportionate data for each of the three years ended December 31, 1996 are derived from the Supplementary Selected Proportionate Results of Operations of the Media Group and the Communications Group Combined Financial Statements. The financial information included below departs materially from generally accepted accounting principles ("GAAP") because it aggregates the revenues and operating income of entities not controlled by U S WEST with those of the consolidated operations of U S WEST. This table is not intended to replace the Consolidated Financial Statements prepared in accordance with GAAP.

                                                COMMUNICATIONS     MEDIA
                                                     GROUP         GROUP    ELIMINATIONS     TOTAL
                                                ---------------  ---------  -------------  ---------
1996
  Sales and other revenues....................     $  10,079     $   6,367    $    (123)   $  16,323
  Operating expenses..........................         5,617         4,894         (123)      10,388
                                                     -------     ---------        -----    ---------
  EBITDA(1)...................................         4,462         1,473           --        5,935
  Depreciation and amortization...............         2,122         1,014           --        3,136
                                                     -------     ---------        -----    ---------
  Operating income............................         2,340           459           --        2,799
  Income (loss) before cumulative effect of
    change in accounting principle............         1,215           (71)          --        1,144
  Net income (loss)...........................     $   1,249     $     (71)   $      --    $   1,178
                                                     -------     ---------        -----    ---------
                                                     -------     ---------        -----    ---------

1995 (UNAUDITED)
  Sales and other revenues....................     $   9,484     $   5,115    $    (112)   $  14,487
  Operating expenses..........................         5,264         3,966         (112)       9,118
                                                     -------     ---------        -----    ---------
  EBITDA(1)...................................         4,220         1,149           --        5,369
  Depreciation and amortization...............         2,042           673           --        2,715
                                                     -------     ---------        -----    ---------
  Operating income............................         2,178           476           --        2,654
  Income before extraordinary item............         1,184           145           --        1,329
  Net income..................................     $   1,176     $     141    $      --    $   1,317
                                                     -------     ---------        -----    ---------
                                                     -------     ---------        -----    ---------

1994 (UNAUDITED)
  Sales and other revenues....................     $   9,176     $   4,213    $    (131)   $  13,258
  Operating expenses..........................         5,150         3,311         (131)       8,330
                                                     -------     ---------        -----    ---------
  EBITDA(1)...................................         4,026           902           --        4,928
  Depreciation and amortization...............         1,908           501           --        2,409
                                                     -------     ---------        -----    ---------
  Operating income............................         2,118           401           --        2,519
  Net income..................................     $   1,150     $     276    $      --    $   1,426
                                                     -------     ---------        -----    ---------
                                                     -------     ---------        -----    ---------

------------------------------

(1) Earnings before interest, taxes, depreciation, amortization and other ("EBITDA"). EBITDA also excludes gains on asset sales, equity losses and guaranteed minority interest expense.

                         U S WEST COMMUNICATIONS GROUP

                              FINANCIAL HIGHLIGHTS

                                                                            YEAR ENDED DECEMBER 31,
                                                             -----------------------------------------------------
                                                               1996       1995       1994       1993       1992
                                                             ---------  ---------  ---------  ---------  ---------
                                                                DOLLARS IN MILLIONS (EXCEPT PER SHARE AMOUNTS)
Operating revenues.........................................  $  10,079  $   9,484  $   9,176  $   8,870  $   8,530
Net income (loss)(1).......................................      1,249      1,176      1,150     (2,809)      (815)
Earnings per common share(2)...............................       2.62       2.50       2.53     --         --
Dividends per common share(2)..............................       2.14       2.14       2.14     --         --
EBITDA(3)..................................................      4,462      4,220      4,026      3,743      3,553
EBITDA margin(3)...........................................       44.3%      44.5%      43.9%      42.2%      41.7%
Total assets...............................................  $  16,915  $  16,585  $  15,944  $  15,423  $  20,655
Total debt.................................................      6,498      6,754      6,124      5,673      5,181
Communications Group equity(4).............................      3,917      3,476      3,179      2,722      6,003
Return on Communications Group equity(4), (5)..............       32.0%      35.6%      39.0%      22.5%      13.7%
Percentage of debt to total capital(4).....................       62.4%      66.0%      65.8%      67.6%      46.3%
Ratio of earnings to fixed charges (telephone company).....       4.95       4.86       5.22       2.56       3.97
Capital expenditures.......................................  $   2,806  $   2,739  $   2,477  $   2,226  $   2,385
Telephone network access lines in service (thousands)(6)...     15,424     14,795     14,299     13,803     13,301
Billed access minutes of use -- interstate (millions)......     52,039     47,801     43,768     40,594     37,413
Billed access minutes of use -- intrastate (millions)......     10,451      9,504      8,507      7,529      6,956
Communications Group employees.............................     48,037     50,825     51,402     52,598     55,352
Telephone company employees................................     45,427     47,934     47,493     49,668     52,423
Telephone company employees per ten thousand access
 lines(6)..................................................       29.5       32.4       33.2       36.0       39.4
Average common shares outstanding
 (thousands)(2)............................................    477,549    470,716    453,316     --         --
Common shares outstanding (thousands)(2)...................    480,457    473,635    469,343     --         --

------------------------------

(1) 1996 net income includes a gain of $36 ($0.08 per share) on the sales of certain rural telephone exchanges and the cumulative and current effects of $34 ($0.07 per share) and $15 ($0.03 per share), respectively, from adopting Statement of Financial Accounting Standards ("SFAS") No. 121. 1995 net income includes a gain of $85 ($0.18 per share) on the sales of certain rural telephone exchanges and other charges of $16 ($0.03 per share), including an extraordinary charge of $8 for the early extinguishment of debt and $8 for costs associated with the November 1, 1995 recapitalization. 1994 net income includes a gain of $51 ($0.11 per share) on the sales of certain rural telephone exchanges. 1993 net income was reduced by $534 for a restructuring charge and $54 for the cumulative effect on deferred taxes of the 1993 federally mandated increase in income tax rates. 1993 net income was also reduced by extraordinary charges of $3,123 for the discontinuance of SFAS No. 71 and $77 for the early extinguishment of debt. 1992 net income was reduced by $1,745 for the cumulative effect of change in accounting principles.

(2) Effective November 1, 1995, each share of U S WEST, Inc. common stock was converted into one share each of U S WEST Communications Group common stock and U S WEST Media Group common stock. Earnings per common share and dividends per common share for 1995 and 1994 have been presented on a pro forma basis to reflect the two classes of stock as if they had been outstanding since January 1, 1994. For periods prior to the recapitalization, the average and common shares outstanding are assumed to be equal to the average and common shares outstanding for U S WEST, Inc.

(3) Earnings before interest, taxes, depreciation, amortization and other ("EBITDA"). EBITDA also excludes gains on sales of rural telephone exchanges and a restructuring charge. The Communications Group considers EBITDA an important indicator of the operating performance of its businesses. EBITDA, however, should not be considered as an alternative to operating or net income as an indicator of performance or as an alternative to cash flows from operating activities as a measure of liquidity, in each case determined in accordance with generally accepted accounting principles ("GAAP").

                         U S WEST COMMUNICATIONS GROUP

(4) The increases in the percentage of debt to total capital and return on Communications Group equity, and the decrease in Communications Group equity since 1992, are primarily due to the effects of discontinuing SFAS No. 71 in 1993 and the cumulative effect of change in accounting principles in 1992.

(5) 1996 return on Communications Group equity is based on income before the cumulative effect of a change in accounting principle. 1995 return on Communications Group equity is based on income before extraordinary item. 1993 return on Communications Group equity is based on income excluding extraordinary items, a restructuring charge and the cumulative effect on deferred taxes of the 1993 federally mandated increase in income tax rates. 1992 return on Communications Group equity is based on income before the cumulative effect of change in accounting principles.

(6) Access lines from 1992 through 1995 have been restated to conform to the current year presentation.

                         U S WEST COMMUNICATIONS GROUP

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

    Some of the information presented in or in connection with this report constitutes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors that could cause actual results to differ from expectations include: (i) different than anticipated competition from new entrants into the local exchange and intraLATA toll markets, (ii) changes in demand for the Company's products and services, including optional custom calling features, (iii) different than anticipated employee levels, capital expenditures, and operating expenses as a result of unusually rapid, in-region growth, (iv) the gain or loss of significant customers, (v) pending regulatory actions in state jurisdictions, and (vi) regulatory changes affecting the telecommunications industry, including changes that could have an impact on the competitive environment in the local exchange market.

THE RECAPITALIZATION PLAN

    On October 31, 1995, the shareowners of U S WEST, Inc., a Colorado corporation ("U S WEST Colorado"), voted to approve a proposal (the "Recapitalization Plan") adopted by the Board of Directors to reincorporate in Delaware and create two classes of common stock. Under the Recapitalization Plan, shareowners approved an Agreement and Plan of Merger between U S WEST Colorado and U S WEST, Inc., a Delaware corporation ("U S WEST" or the "Company"), pursuant to which U S WEST continues as the surviving corporation. In connection with the merger, the Certificate of Incorporation of U S WEST has been amended and restated to designate two classes of common stock of U S WEST, one class of which is authorized as U S WEST Communications Group Common Stock ("Communications Stock") and the other class which is authorized as U S WEST Media Group Common Stock ("Media Stock").

    The Communications Stock and Media Stock provide shareowners with two distinct securities that are intended to reflect separately the communications businesses of U S WEST (the "Communications Group") and the multimedia businesses of U S WEST (the "Media Group" and, together with the Communications Group, the "Groups").

    The Combined Financial Statements of the Communications Group include: (i) the combined historical balance sheets, results of operations and cash flows of the businesses that comprise the Communications Group; (ii) corporate assets and liabilities and related transactions of U S WEST identified with the Communications Group; and (iii) an allocated portion of the corporate expenses of U S WEST. All significant intra group financial transactions have been eliminated. Transactions between the Communications Group and the Media Group have not been eliminated. For a more complete discussion of U S WEST's corporate allocation policies, see the U S WEST Communications Group Combined Financial Statements -- Note 2 -- Summary of Significant Accounting Policies.

THE COMMUNICATIONS GROUP

    The Communications Group provides telecommunications services to more than 25 million residential and business customers in the Communications Group region (the "Region"). The Region includes the states of Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming. Services offered by the Communications Group include local telephone services, exchange access services (which connect customers to the facilities of carriers, including long-distance providers and wireless operators), and long-distance services within Local Access and Transport Areas ("LATAs") in the Region. The Communications Group provides other products and services, including high-speed data applications, customer premises equipment ("CPE") and

                         U S WEST COMMUNICATIONS GROUP

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

certain other communications services to business customers and governmental agencies both inside and outside the Region.

    The Telecommunications Act of 1996, enacted into law on February 8, 1996, will dramatically alter the competitive landscape of the telecommunications industry by permitting competition among local telephone companies, long-distance companies and cable companies. The Communications Group believes that its competitors will initially target high-volume business customers in densely populated urban areas. The resulting loss of local service customers could affect multiple revenue streams and could have a material, adverse effect on the Communications Group's operations. Court and state regulatory commission deliberations on interconnection rates, as well as the Federal Communications Commission's (the "FCC") current deliberations on access charge reform and universal service, could also result in significant changes in revenues received from interexchange carriers and other competitors. However, the Communications Group expects to counter this competitive threat by expanding services to include new retail as well as wholesale markets. Planned future service offerings include interLATA long-distance services, wireless Personal Communications Services ("PCS"), and interconnection services provided to competing providers of local services. The Communications Group's ability to bundle local, long-distance, wireless PCS and other services will also provide a competitive advantage against emerging local service competitors.

    The following discussion is based on the U S WEST Communications Group Combined Financial Statements prepared in accordance with generally accepted accounting principles ("GAAP"). The discussion should be read in conjunction with the U S WEST, Inc. Consolidated Financial Statements.

RESULTS OF OPERATIONS -- 1996 COMPARED WITH 1995

    Following are details of the Communications Group reported net income and earnings per common share ("earnings per share") for 1996 and 1995, normalized to exclude the effects of certain nonoperating items.

                                                          NET INCOME                              EARNINGS PER SHARE
                                          ------------------------------------------  ------------------------------------------
                                                                      INCREASE                                    INCREASE
                                                                     (DECREASE)                                  (DECREASE)
                                                                --------------------                        --------------------
                                            1996       1995         $          %        1996      1995(1)       $          %
                                          ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Reported net income.....................  $   1,249  $   1,176  $      73        6.2  $    2.62  $    2.50  $    0.12        4.8
Adjustments to reported net income:
  Gains on sales of rural telephone
    exchanges...........................        (36)       (85)        49       57.6      (0.08)     (0.18)      0.10       55.6
  Cumulative effect of change in
    accounting principle(2).............        (34)    --            (34)    --          (0.07)    --          (0.07)    --
  Current year effect of change in
    accounting principle(2).............        (15)    --            (15)    --          (0.03)    --          (0.03)    --
  Recapitalization costs................     --              8         (8)    --         --           0.01      (0.01)    --
  Early extinguishment of debt..........     --              8         (8)    --         --           0.02      (0.02)    --
                                          ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Normalized income.......................  $   1,164  $   1,107  $      57        5.1  $    2.44  $    2.35  $    0.09        3.8
                                          ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                          ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

------------------------------
(1) Earnings per share have been presented on a pro forma basis as if the Communications Stock had been outstanding since January 1, 1995. For periods prior to the recapitalization, the average common shares outstanding are assumed to be equal to the average common shares outstanding for U S WEST.

(2) Effective January 1, 1996, U S WEST adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." See the U S WEST Communications Group Combined Financial Statements -- Note 3 -- Property, Plant and Equipment.

                         U S WEST COMMUNICATIONS GROUP

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    The Communications Group's 1996 normalized income was $1,164, an increase of $57, or 5.1 percent, compared with $1,107 in 1995. Normalized earnings per share were $2.44, an increase of $0.09, or 3.8 percent, as compared to 1995. The increase in normalized income is primarily attributable to demand for services, evidenced by revenue growth of 6.3 percent. Partially offsetting the increased demand are higher costs incurred to address business growth, service-improvement initiatives and costs related to new business opportunities.

    The Communications Group expects net income growth in the core business to be partially offset by cost increases related to growth initiatives such as wireless PCS and interLATA long-distance service. Net income growth could also be impacted by costs related to implementing the interconnection requirements and other provisions of the Telecommunications Act of 1996. However, the net income impact will depend on the nature and timing of the requirements, and the type of recovery mechanisms provided for by the FCC and state commissions. (See "Regulatory Environment.")

    Increased demand for services resulted in growth in earnings before interest, taxes, depreciation, amortization and other ("EBITDA") of 5.7 percent in 1996. EBITDA also excludes gains on sales of certain rural telephone exchanges in 1996 and 1995. The Communications Group believes EBITDA is an important indicator of the operational strength of its businesses. EBITDA, however, should not be considered as an alternative to operating or net income as an indicator of the performance of the Communications Group's business or as an alternative to cash flows from operating activities as a measure of liquidity, in each case determined in accordance with GAAP.

    Effective January 1, 1996, U S WEST adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which, among other things, requires that companies no longer record depreciation expense on assets held for sale. Adoption of SFAS No. 121 resulted in a one-time gain of $34 (net of tax of $22), or $0.07 per share, related to the cumulative effect of change in accounting principle. See the U S WEST Communications Group Combined Financial Statements -- Note 3 -- Property, Plant and Equipment.

    During 1995, the Communications Group refinanced $145 of long-term debt. Expenses associated with the refinancing resulted in extraordinary charges of $8, net of tax benefits of $5.

OPERATING REVENUES

    An analysis of operating revenues follows:

                                                                                                                   INCREASE
                                                                                            LOWER                  (DECREASE)
                                                                               PRICE      (HIGHER)                 ---------
                                           1996       1995       DEMAND       CHANGES      REFUNDS       OTHER         $
                                         ---------  ---------  -----------  -----------  -----------  -----------  ---------
Local service..........................  $   4,770  $   4,344   $     413    $      27    $       8    $     (22)  $     426
Interstate access......................      2,507      2,378         250          (48)         (69)          (4)        129
Intrastate access......................        770        747          45          (16)      --               (6)         23
Long-distance network..................      1,100      1,189         (53)          (7)          (1)         (28)        (89)
Other services.........................        932        826      --           --           --              106         106
                                         ---------  ---------       -----        -----        -----        -----   ---------
Total..................................  $  10,079  $   9,484   $     655    $     (44)   $     (62)   $      46   $     595
                                         ---------  ---------       -----        -----        -----        -----   ---------
                                         ---------  ---------       -----        -----        -----        -----   ---------


                                             %
                                         ---------
Local service..........................        9.8
Interstate access......................        5.4
Intrastate access......................        3.1
Long-distance network..................       (7.5)
Other services.........................       12.8
                                               ---
Total..................................        6.3
                                               ---
                                               ---

    Approximately 97 percent of the Communications Group's revenues are attributable to the operations of U S WEST Communications, Inc. ("U S WEST Communications"), of which approximately 60 percent are derived from the states of Arizona, Colorado, Minnesota and Washington. Approximately 29 percent

                         U S WEST COMMUNICATIONS GROUP

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

of the access lines in service are devoted to providing services to business customers. The access line growth rate for business customers, who tend to be heavier users of the network, has consistently exceeded the growth rate of residential customers. During 1996, business access lines grew 7.6 percent while residential access lines increased 4.0 percent, when adjusted for the 1996 sales of rural telephone access lines.

    The primary factors that influence changes in revenues are customer demand for products and services, price changes (including those related to regulatory proceedings) and refunds. During 1996, revenues from new product and service offerings were approximately $840, an increase of 57 percent as compared with 1995. These revenues primarily consist of caller identification, voice messaging, digital switched services and high-speed data network transmission services.

    Local service revenues include local telephone exchange, local private line and public telephone services. The 9.8 percent increase in local service revenues is primarily attributable to growth in access lines and increased demand for new product and service offerings, and existing central office features. Total reported access lines increased 629,000 during 1996, or 4.3 percent, of which 244,000 is attributed to second lines. Second line installations increased 30.5 percent compared with 1995. Access lines grew by 742,000, or 5.0 percent, when adjusted for sales of approximately 113,000 rural telephone access lines during 1996.

    Access charges are collected primarily from interexchange carriers for their use of the local exchange network. For interstate access services there is also a fee collected directly from telephone customers. Approximately 30 percent of access revenues and 10 percent of total revenues are derived from providing access services to AT&T Corp. ("AT&T").

    Higher revenues from interstate access services were driven by access line growth and an increase of 8.9 percent in interstate billed access minutes of use. The increased business volume was partially offset by the effects of price reductions and sharing related accrued refunds to interexchange carriers. The Communications Group reduced prices for interstate access services in both 1996 and 1995 as a result of FCC orders and competitive pressures. Intrastate access revenues increased primarily due to higher demand partially offset by the effects of price reductions.

    Long-distance revenues are derived from calls made within the LATA boundaries of the Region. During 1996, long-distance revenues decreased 7.5 percent, primarily due to the effects of competition and the implementation of multiple toll carrier plans ("MTCPs") in Iowa and Nebraska in May and October 1996, respectively. The MTCPs essentially allow independent telephone companies to act as toll carriers. The 1996 impact of the MTCPs was a $27 reduction in long-distance revenues, offset by increases in intrastate access revenues of $5 and decreases in other operating expenses (i.e., access expense) of $21. Similar changes in other states are scheduled to occur in 1997, though the impact on 1997 net income is not expected to be material.

    Excluding the effects of the MTCPs, long-distance revenues decreased 5.2 percent. Long-distance revenues have declined over the last several years as customers have migrated to interexchange carriers that have the ability to offer long-distance services on both an intraLATA and interLATA basis. A portion of revenues lost to competition, however, is recovered through access charges paid by the interexchange carriers. The Communications Group expects erosion in long-distance revenue to continue in 1997 due to the loss of exclusivity of 1+ dialing in Minnesota and Arizona, effective in February and April 1996, respectively, and continued dial-around activity in other states within the Region, though management expects the decline to be less than in 1996. The Communications Group is partially mitigating competitive

                         U S WEST COMMUNICATIONS GROUP

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

losses through competitive pricing of intraLATA long-distance services and increased promotional efforts to retain customers.

    Revenues from other services primarily consist of voice messaging services, inside wire maintenance services, billing and collection services provided to interexchange carriers, high-speed data transmission services, and the provision of CPE.

    During 1996, revenues from other services increased $106, or 12.8 percent, primarily as a result of continued market penetration in voice messaging services and increased inside wire maintenance services. Also contributing to other services revenue growth were increased contract revenues related to a large wire installation project and CPE sales.

    Future revenues at U S WEST Communications may be affected by pending regulatory actions in federal and local regulatory jurisdictions. (See "Regulatory Environment.")

COSTS AND EXPENSES

                                                                                                               INCREASE
                                                                                                        ----------------------
                                                                                    1996       1995         $           %
                                                                                  ---------  ---------  ---------     -----
Employee-related expenses.......................................................  $   3,594  $   3,341  $     253         7.6
Other operating expenses........................................................      1,634      1,543         91         5.9
Taxes other than income taxes...................................................        389        380          9         2.4
Depreciation and amortization...................................................      2,122      2,042         80         3.9
Interest expense................................................................        445        427         18         4.2
Other expense -- net............................................................         41         41     --          --

    Employee-related expenses include salaries and wages (including both basic and performance-based pay), overtime, benefits (including pension and health care), payroll taxes and contract labor. During 1996, total employee-related expenses increased $253 primarily due to continued efforts to address increased business growth, service-improvement initiatives and new business opportunities. Salaries and wages and contract labor, which increased by $117 and $172, respectively, in 1996, are the two primary factors that impact employee-related expenses. Salaries and wages increased primarily due to inflation-driven and contractual wage increases. The contract labor increase supported the increased business growth and the additional marketing organization costs related to the launch of new products and services. Employee-related expenses also include approximately $15 for contract labor and overtime as a result of flooding in Washington and Oregon in first-quarter 1996. Partially offsetting these increases was a reduction in postretirement benefits costs due to changes in actuarial assumptions and favorable costs trends, lower conference and travel expenses and decreased overtime as a result of accelerated cost reduction efforts in the latter half of 1996.

    The Communications Group will add a certain number of employees to address the needs of new business opportunities such as wireless PCS and interLATA long-distance service. Costs related to these work force additions could partially offset the benefits of employee separations achieved through restructuring. (See "Restructuring Charge.")

    Other operating expenses include access charges paid to independent local exchange carriers (incurred for the routing of long-distance traffic through their facilities), network software expenses and other general and administrative costs, including allocated costs from U S WEST. During 1996, other operating expenses increased primarily due to higher advertising and bad debt expenses and costs

                         U S WEST COMMUNICATIONS GROUP

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

associated with greater sales of CPE. Also contributing to the increase was a reserve adjustment associated with billing and collection activities performed for interexchange carriers and a charge related to the discontinuance of the Omaha broadband video service trial. Reduced access expense (a portion of which relates to the 1996 implementation of the MTCPs in Iowa and Nebraska) and a reduction in allocated costs from U S WEST partially offset these increases. Allocated costs from U S WEST were $88 and $116 in 1996 and 1995, respectively.

    Taxes other than income taxes, which consist primarily of property taxes, were relatively flat as compared with 1995. In fourth-quarter 1996, taxes other than income taxes increased by $24, or 32.4 percent, due to favorable property tax valuations and mill levies recognized during fourth-quarter 1995.

    The increase in depreciation and amortization expense is attributed to the effects of a higher depreciable asset base, partially offset by the effects of 1995 sales of certain rural telephone exchanges and the adoption of SFAS No. 121.

    Interest expense increased primarily due to higher average debt levels and a decrease in the amount of interest capitalized resulting from a lower average balance of telecommunications plant under construction. The average borrowing cost was 7.0 percent in 1996, compared with 6.9 percent in 1995. (See "Liquidity and Capital Resources.")

    Other expense was flat in 1996 as compared with 1995. However, other expense increased $8 in fourth-quarter 1996, primarily as a result of a $13 adjustment related to the Communications Group's equity investment in Bell Communications Research, Inc. ("Bellcore"), of which U S WEST Communications has a one-seventh ownership interest. Partially offsetting the increase were costs incurred in 1995 associated with the Recapitalization Plan.

PROVISION FOR INCOME TAXES

                                                                                                                   INCREASE
                                                                                                                -------------
                                                                                       1996       1995          $            %
                                                                                     ---------  ---------     -----        -----
Provision for income taxes.........................................................  $     698  $     662   $      36          5.4
Effective tax rate.................................................................       36.5%      35.9%     --           --

    The increase in the effective tax rate resulted primarily from the effects of lower investment tax credit amortization.

RESTRUCTURING CHARGE

    In 1993, the Communications Group incurred an $880 restructuring charge (pretax). The related restructuring plan (the "Restructuring Plan"), which is expected to be substantially complete by the end of 1997, is designed to provide faster, more responsive customer services, while reducing the costs of

                         U S WEST COMMUNICATIONS GROUP

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

providing these services. Following is a schedule of the incurred costs that were included in the 1993 restructuring charge:

                                                                                      ACTUAL                ESTIMATE
                                                                          -------------------------------  -----------
                                                                            1994       1995       1996        1997        TOTAL
                                                                          ---------  ---------  ---------  -----------  ---------
Employee separation.....................................................  $      19  $      76  $     102   $      86   $     283
Systems development.....................................................        118        129         91          22         360
Real estate.............................................................         50         66          8           6         130
Relocation..............................................................         21         21          5      --              47
Retraining and other....................................................          8         23         20           9          60
                                                                          ---------  ---------  ---------       -----   ---------
Total...................................................................  $     216  $     315  $     226   $     123   $     880
                                                                          ---------  ---------  ---------       -----   ---------
                                                                          ---------  ---------  ---------       -----   ---------

    Employee separation costs include severance payments, health-care coverage and postemployment education benefits. Under the Restructuring Plan, the Communications Group anticipates the separation of 10,000 employees. Annual employee separations and employee-separation amounts under the Restructuring Plan follow:

                                                                                  ACTUAL                ESTIMATE
                                                                      -------------------------------  -----------
                                                                        1994       1995       1996        1997        TOTAL
                                                                      ---------  ---------  ---------  -----------  ---------
Employee separations................................................      2,180      2,325      2,667       2,828      10,000
Employee-separation amounts.........................................  $      75  $      76  $     102   $      86   $     339

RESULTS OF OPERATIONS -- 1995 COMPARED WITH 1994

    Following are details of the Communications Group reported net income and earnings per share for 1995 and 1994, normalized to exclude the effects of certain nonoperating items.

                                                          NET INCOME                            EARNINGS PER SHARE(1)
                                          ------------------------------------------  ------------------------------------------
                                                                INCREASE (DECREASE)                         INCREASE (DECREASE)
                                                                --------------------                        --------------------
                                            1995       1994         $          %        1995       1994         $          %
                                          ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Reported net income.....................  $   1,176  $   1,150  $      26        2.3  $    2.50  $    2.53  $   (0.03)      (1.2)
Adjustments to reported net income:
  Gains on sales of rural telephone
    exchanges...........................        (85)       (51)       (34)     (66.7)     (0.18)     (0.11)     (0.07)     (63.6)
  Recapitalization costs................          8     --              8     --           0.01     --           0.01     --
  Early extinguishment of debt..........          8     --              8     --           0.02     --           0.02     --
                                          ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Normalized income.......................  $   1,107  $   1,099  $       8        0.7  $    2.35  $    2.42  $   (0.07)      (2.9)
                                          ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                          ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

------------------------------

(1) Earnings per share have been presented on a pro forma basis as if the Communications Stock had been outstanding since January 1, 1994. For periods prior to the recapitalization, the average common shares outstanding are assumed to be equal to the average common shares outstanding for U S WEST.

                         U S WEST COMMUNICATIONS GROUP

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

    The Communications Group's 1995 normalized income was $1,107, an increase of $8, or 0.7 percent, compared with $1,099 in 1994. The increase in normalized income was attributable to revenue growth of 3.4 percent largely offset by significantly higher costs incurred to improve customer service and meet greater than expected business growth. Normalized pro forma earnings per share were $2.35, a decrease of $0.07, or 2.9 percent, from 1994. Earnings per share in 1995 reflect approximately 17 million additional average common shares outstanding, of which 12.8 million were issued in December 1994.

    During 1995, the Communications Group refinanced $145 of long-term debt. Expenses associated with the refinancing resulted in extraordinary charges of $8, net of tax benefits of $5.

    Revenue growth, partially offset by higher operating costs, provided a 4.8 percent increase in EBITDA in 1995.

OPERATING REVENUES

    An analysis of changes in operating revenues follows:

                                                                                                                  INCREASE
                                                                                           LOWER                  (DECREASE)
                                                                              PRICE      (HIGHER)                 ---------
                                          1995       1994       DEMAND       CHANGES      REFUNDS       OTHER         $
                                        ---------  ---------  -----------  -----------  -----------  -----------  ---------
Local service.........................  $   4,344  $   4,067   $     273    $      35    $     (10)   $     (21)  $     277
Interstate access.....................      2,378      2,269         191          (66)          (2)         (14)        109
Intrastate access.....................        747        729          36          (31)           8            5          18
Long-distance network.................      1,189      1,329         (54)         (23)          (1)         (62)       (140)
Other services........................        826        782      --           --           --               44          44
                                        ---------  ---------       -----        -----        -----        -----   ---------
Total.................................  $   9,484  $   9,176   $     446    $     (85)   $      (5)   $     (48)  $     308
                                        ---------  ---------       -----        -----        -----        -----   ---------
                                        ---------  ---------       -----        -----        -----        -----   ---------


                                            %
                                        ---------
Local service.........................        6.8
Interstate access.....................        4.8
Intrastate access.....................        2.5
Long-distance network.................      (10.5)
Other services........................        5.6
                                        ---------
Total.................................        3.4
                                        ---------
                                        ---------

    Local service revenues increased principally as a result of higher demand for new and existing services, and demand for second lines. Reported total access lines increased 496,000, or 3.5 percent, of which 161,000 were second lines. Second line installations increased 25.5 percent compared with 1994. Access line growth was 4.1 percent when adjusted for sales of rural telephone access lines during 1995.

    Higher revenues from interstate access services were driven by an increase of 9.2 percent in interstate billed access minutes of use, which more than offset the effects of price reductions and refunds. Intrastate access revenues increased primarily due to the impact of increased business volumes and MTCPs, partially offset by the impact of rate changes.

    Long-distance revenues were impacted by the implementation of MTCPs in Oregon and Washington in 1994. The 1995 impact of the MTCPs was a $62 reduction in long-distance revenues, partially offset by increases in intrastate access revenues of $12 and decreases in other operating expenses (i.e., access expense) of $42. Excluding the effects of the MTCPs, long-distance revenues decreased by
5.9 percent during 1995, primarily due to the effects of competition and rate reductions.

    During 1995, revenues from other services increased primarily as a result of continued market penetration in voice messaging services and sales of high-speed data transmission services. Revenue growth from other services was also attributed to inside wire maintenance services and a large contract related to a wire installation project. These increases were partially offset by a decrease in billing and collection service revenues. Revenues for services provided to Media Group were $20 in 1995 and $29 in 1994.

                         U S WEST COMMUNICATIONS GROUP

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

COSTS AND EXPENSES

                                                                                                      INCREASE (DECREASE)
                                                                                                      --------------------
                                                                                  1995       1994         $          %
                                                                                ---------  ---------  ---------  ---------
Employee-related expenses.....................................................  $   3,341  $   3,215  $     126        3.9
Other operating expenses......................................................      1,543      1,547         (4)      (0.3)
Taxes other than income taxes.................................................        380        388         (8)      (2.1)
Depreciation and amortization.................................................      2,042      1,908        134        7.0
Interest expense..............................................................        427        376         51       13.6
Other expense -- net..........................................................         41         21         20       95.2

    During 1995, improving customer service was the Communications Group's first priority. Overtime payments and contract labor expense associated with customer service initiatives increased employee-related costs by approximately $168 in 1995. The increase in employee-related expenses was also attributable to the hiring of additional employees in 1995 and 1994 to handle the higher than anticipated volume of business and to meet new business opportunities. Partially offsetting these cost increases was a reduction in the accrual for postretirement benefits, a decrease in travel expense and reduced expenses related to employee separations under reengineering and streamlining initiatives.

    Other operating expenses decreased during 1995 primarily due to the effects of the MTCPs and a reduction in expenses related to project funding at Bellcore. These decreases were partially offset by increases in costs associated with increased sales, including bad debt expense. Allocated costs from U S WEST were $116 and $110 in 1995 and 1994, respectively.

    Taxes other than income taxes decreased 2.1 percent in 1995, primarily due to favorable property tax valuations and mill levies as compared with 1994. As a result of these valuations and mill levies, 1995 fourth-quarter accruals decreased by $20 compared with fourth-quarter 1994.

    The increase in depreciation and amortization expense was attributable to the effects of a higher depreciable asset base, partially offset by the effects of the sales of certain rural telephone exchanges.

    Interest expense increased primarily as a result of an increased use of debt financing. The average borrowing cost was 6.9 percent in 1995, compared with 6.8 percent in 1994. The increase in other expense was largely attributable to $8 of costs associated with the Recapitalization Plan.

PROVISION FOR INCOME TAXES

                                                                                                              INCREASE
                                                                                                        --------------------
                                                                                    1995       1994         $          %
                                                                                  ---------  ---------  ---------  ---------
Provision for income taxes......................................................  $     662  $     653  $       9        1.4
Effective tax rate..............................................................       35.9%      36.2%    --         --

    The decrease in the effective tax rate resulted primarily from the effects of a research and experimentation credit and adjustments for prior periods.

                         U S WEST COMMUNICATIONS GROUP

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES -- THREE YEARS ENDED DECEMBER 31, 1996

    OPERATING ACTIVITIES. Cash provided by operating activities was $3,306, $2,719, and $2,509 in 1996, 1995 and 1994, respectively. During 1996, cash provided by operating activities increased $587 to $3,306. The increase was primarily attributable to business growth, a $157 decrease in the cash funding of postretirement benefits, and lower restructuring expenditures. These increases were partially offset by higher 1996 income tax payments. Cash from operations increased $210 in 1995 compared with 1994, primarily due to increased business growth and a decrease in the cash funding for postretirement benefits, partially offset by higher payments for restructuring activities.

    The future cash needs could increase with the pursuit of new business opportunities, including interLATA long-distance service and wireless PCS. Future cash needs could also increase as the Communications Group begins implementing the interconnection requirements and other provisions of the Telecommunications Act of 1996. However, the impact will depend on the nature and timing of the requirements and the type of recovery mechanisms provided for by the FCC and state commissions. (See "Regulatory Environment.")

    INVESTING ACTIVITIES. Total capital expenditures were $2,419, $2,462 and $2,254 in 1996, 1995 and 1994, respectively. The 1996 capital expenditures exceeded 1995 and 1994 levels due to efforts to address strong access line growth and entry into the wireless PCS market. In 1997, capital expenditures are expected to approximate $2.5 billion. Included in the 1997 capital expenditures estimate are additional costs for wireless PCS, entry costs for the interLATA long-distance market and interconnection costs related to the Telecommunications Act of 1996. In January 1997, the Communications Group purchased PCS licenses in the FCC D&E spectrum block auction for approximately $57.

    The Communications Group received cash proceeds of $174, $214 and $93 during 1996, 1995 and 1994, respectively, for the sales of certain rural telephone exchanges. Since implementing its rural telephone exchange sales program, the Communications Group has sold approximately 268,000 access lines. Estimated aggregate sales of rural exchanges for 1997 and beyond approximate 70,000 lines.

    FINANCING ACTIVITIES. Debt decreased $256 in 1996 and the percentage of debt to total capital declined to 62.4 percent at year-end 1996 from 66.0 percent at year-end 1995. The decline in the percentage of debt to total capital is primarily a result of increased net income and equity issuances for the dividend reinvestment plan, the employee savings plan and the exercise of stock options. During 1995, debt increased $630, primarily due to the increase in capital expenditures.

    During 1995, U S WEST Communications refinanced $1.5 billion of commercial paper to take advantage of favorable long-term interest rates. In addition to the commercial paper, U S WEST Communications refinanced $145 of long-term debt. Expenses associated with the refinancing of long-term debt resulted in extraordinary after-tax charges of $8, net of tax benefits of $5.

    U S WEST and U S WEST Communications maintain commercial paper programs to finance short-term cash flow requirements, as well as to maintain a presence in the short-term debt market. In addition, U S WEST Communications is permitted to borrow up to $600 under short-term lines of credit, all of which was available at December 31, 1996. Additional lines of credit aggregating approximately $4.5 billion are available to both the Media Group and the nonregulated subsidiaries in the Communications Group in accordance with their borrowing needs. Under registration statements filed with the Securities and Exchange Commission ("SEC"), as of December 31, 1996, U S WEST Communications is permitted to issue up to $320 of new debt securities. An additional $620 in securities is permitted to be issued under registration statements filed with the SEC to support the requirements of the Media Group and the nonregulated subsidiaries in the Communications Group.

                         U S WEST COMMUNICATIONS GROUP

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    On November 15, 1996, Continental Cablevision, Inc. was merged into a wholly owned subsidiary of U S WEST (the "Merger" or the "Continental Merger"). The Continental Merger and the regulatory uncertainty surrounding the Washington State Utilities and Transportation Commission's $91.5 rate reduction order (see U S WEST Communications Group Combined Financial Statements -- Note 13 -- Contingencies) have resulted in a general downgrading of U S WEST Communications' credit ratings. U S WEST Communications' senior unsecured debt and commercial paper ratings by Moody's, Standard & Poor's and Duff & Phelps were Aa3, A-plus and AA-minus, and P1, A1 and D-1-plus, respectively, at December 31, 1996.

    Communications Group from time to time engages in preliminary discussions regarding restructurings, dispositions and other similar transactions. Any such transaction may include, among other things, the transfer of certain assets, businesses or interests, or the incurrence or assumption of indebtedness, and could be material to the financial condition and results of operations of U S WEST and the Communications Group. There is no assurance that any such discussions will result in the consummation of any such transaction.

    INTEREST RATE RISK MANAGEMENT. The Communications Group is exposed to market risk arising from changes in interest rates. Derivative financial instruments are used to manage this risk. U S WEST does not use derivative financial instruments for trading purposes.

    The objective of the interest rate risk management program is to minimize the total cost of debt over time and the debt's interest variability. This is achieved through interest rate swaps, which adjust the ratio of fixed- to variable-rate debt.

    Notional amounts of interest rate swaps outstanding were $384 and $784 at December 31, 1996 and 1995, respectively, with various maturities extending to 2001. A 50 basis point increase in interest rates would create a gain of $1 in the market value of interest rate swaps. Likewise, a 50 basis point decrease in interest rates would create a loss of $1 in the market value of interest rate swaps.

REGULATORY ENVIRONMENT

    THE TELECOMMUNICATIONS ACT OF 1996. The Telecommunications Act of 1996 (the "Telecommunications Act") replaces the Modification of Final Judgment, the antitrust consent decree entered into in 1984 in connection with the divestiture by AT&T of its local telephone business and the formation of U S WEST and the other Regional Bell Operating Companies ("RBOCs"). The Telecommunications Act permits local telephone companies, long-distance carriers and cable television companies to enter each others' lines of business. The RBOCs will be permitted to provide interLATA long-distance services by opening their local networks to facilities-based competition and satisfying a detailed list of requirements, including providing interconnection and number portability. The Telecommunications Act also lifts the ban on cross-ownership between cable television and telephone companies, thereby permitting the RBOCs to enter into the cable business within their respective service regions so long as such entry is not achieved through the purchase of existing cable companies, except in rural communities. The Telecommunications Act also reaffirms the concept of universal service and directs the FCC and state regulators to determine universal service funding policy. The FCC and state regulators have been given the responsibility to interpret and oversee implementation of large portions of the Telecommunications Act.

    On August 8, 1996, the FCC issued an order (the "FCC Order") establishing a framework of minimum national rules that will enable the states and the FCC to begin implementing the local

                         U S WEST COMMUNICATIONS GROUP

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

competition provisions of the Telecommunications Act. Key provisions that relate to U S WEST Communications and other local exchange carriers ("LECs") include:

    - Providing interconnection to any requesting telecommunications carrier at any technically feasible point, equal in quality to that provided by the incumbent LEC.

    - Providing unrestricted access to network services on an unbundled basis.

    - Providing physical collocation of equipment necessary for interconnection at the incumbent LEC, unless physical collocation is not practical for technical reasons or because of space limitations.

    - Offering for resale any telecommunications services that the LEC provides at retail to subscribers who are not telecommunications carriers.

    - Reciprocal compensation arrangements for wireline and wireless local service providers.

    The FCC Order also established rigid costing and pricing rules which, from U S WEST's perspective, significantly impede negotiations with new entrants to the local exchange market, state public utility commission ("PUC") interconnection rulemakings, and interconnection arbitration proceedings. U S WEST appealed the FCC Order and sought a stay of certain of its provisions, including certain pricing provisions, pending appellate review. On October 15, 1996, the Eighth Circuit Court of Appeals ("Eighth Circuit") issued its order granting a stay of all the pricing provisions of the FCC Order. The stay does not postpone implementation of the Telecommunications Act. Rather, the effect of the stay is to have interconnection and network unbundled element pricing be resolved through negotiations or state PUC arbitration proceedings without the PUCs being limited in their consideration of relevant costs.

    Subsequently, the FCC and certain interexchange carriers requested the United States Supreme Court (the "Supreme Court") to review and vacate the Eighth Circuit stay. On October 31, 1996, the Supreme Court denied these requests. Thereafter, the FCC and certain interexchange carriers petitioned the Supreme Court for further consideration of vacating the stay. On November 12, 1996, the Supreme Court rejected these further petitions. Thus, the Eighth Circuit stay will remain in effect until modified by that court or until the appeal is resolved. A decision on the appeal is expected by May 1997.

    The Telecommunications Act will drive key public policy initiatives of U S WEST Communications in 1997. These include:

    - INTERCONNECTION PROCEEDINGS. Despite the FCC Order being stayed by the Eighth Circuit, interconnection proceedings throughout local regulatory jurisdictions are continuing. At December 31, 1996, U S WEST Communications had completed 25 state arbitrations in 11 states. An additional 32 arbitrations were pending throughout the Region and 41 parties were still in negotiations with U S WEST Communications. U S WEST Communications advocates that LECs have the right to recover fully the costs of providing interconnection services and that they must not be placed at a competitive disadvantage as local and long-distance markets are opened to competition. U S WEST Communications is aggressively defending its views in arbitrations and, when necessary, in the courts. U S WEST Communications cannot provide assurance that it will be able to fully recover its costs related to providing interconnection services.

    - FEDERAL ACCESS REFORM. In December 1996, the FCC issued a Notice of Proposed Rulemaking related to the pricing, terms and conditions for long-distance carriers to access LEC networks. The FCC has alternatively proposed a regulatory approach that entails scheduled fee reductions or a market-based approach that would allow competition to determine access pricing. U S WEST Communications advocates a market-based approach that would permit LECs to gradually reduce access charges as new sources of revenue are developed through the expansion of wholesale and retail services and in conjunction with interstate and intrastate rate rebalancing that would

                         U S WEST COMMUNICATIONS GROUP

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     eliminate implicit subsidies. U S WEST Communications expects new rules to be issued by May 1997, with implementation of the new rules to occur over a three- to four-year period.

    - UNIVERSAL SERVICE. The Telecommunications Act requires the FCC and state jurisdictions to preserve universally available and affordable local telephone service for low-income and high-cost area customers through an explicit subsidy. A federal-state joint board issued recommendations on universal service policy during fourth-quarter 1996. Funding recommendations include an assessment on service providers' gross telecommunications service revenues net of payments to other carriers. U S WEST Communications advocates that universal service support be based on the smallest, high-cost geographic areas that are reasonably identifiable and that funding occur through a pass-through surcharge on retail revenues. U S WEST Communications expects new FCC rules on universal service to be issued by May 1997.

    - LEGISLATIVE INITIATIVES. Key legislative initiatives in local regulatory jurisdictions in 1997 include: (1) achieving accelerated capital recovery;
      (2) rebalancing local service prices to cover actual costs; and (3) eliminating subsidies.

    Due to legal and regulatory uncertainties, the impact of the Telecommunications Act on U S WEST's future results is unknown.

    OTHER REGULATORY ISSUES. The Communications Group's interstate services have been subject to price cap regulation since January 1991. Price caps are an alternative form of regulation designed to limit prices rather than profits. The FCC's price cap plan (the "Price Cap Plan") includes sharing of earnings in excess of authorized levels. The Price Cap Plan has resulted in reduced access prices paid by interexchange carriers to LECs.

    The price cap index for most services is annually adjusted for inflation, productivity level and exogenous costs. The Price Cap Plan provides for three productivity options, including a no-sharing option, and for increased flexibility for adjusting prices downward in response to competition. In 1996 and 1995, the Communications Group selected the lowest productivity option in determining prices. Current FCC deliberations on access charge reform and universal service will likely impact the nature and duration of the interim rules on price cap regulation.

    At U S WEST Communications there are pending regulatory actions in local regulatory jurisdictions that call for price decreases, refunds or both. In one such instance, the Utah Supreme Court has remanded a Utah Public Service Commission ("PSC") order to the PSC for hearing, thereby establishing two exceptions to the rule against retroactive ratemaking: (1) unforeseen and extraordinary events, and (2) misconduct. The PSC's initial order denied a refund request from interexchange carriers and other parties related to the Tax Reform Act of 1986. The range of possible risk is $0 to $155 at December 31, 1996.

    On April 11, 1996, the Washington State Utilities and Transportation Commission ("WUTC" or the "Commission") acted on U S WEST Communications' 1995 rate request. In February 1995, U S WEST Communications sought to increase revenues by raising rates for basic residential services over a four-year period. The two major issues in this proceeding involve U S WEST Communications' request for improved capital recovery and elimination of the imputation of Yellow Pages revenue. Instead of granting U S WEST Communications' rate request, the Commission ordered approximately $91.5 in annual revenue reductions, effective May 1, 1996. Based on the above ruling, U S WEST Communications filed a lawsuit with the King County Superior Court (the "Court") for an appeal of the order, a temporary stay of the ordered rate reduction and an authorization to implement a revenue increase.

                         U S WEST COMMUNICATIONS GROUP

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    On April 29, 1996, the Court stayed the rate decreases ordered by the WUTC. The Court granted the stay pending its decision on U S WEST Communications' appeal. Effective May 1, 1996, U S WEST Communications began collecting revenues subject to refund with interest. On November 25, 1996, the Court ruled in favor of the WUTC. U S WEST Communications appealed the Court's decision to the Washington State Supreme Court (the "State Supreme Court") which, on January 22, 1997, granted a stay of the order, pending the State Supreme Court's full review of the appeal. U S WEST Communications expects the State Supreme Court's review to begin in the second quarter of 1997.

    U S WEST Communications expects its appeal to be successful and has not accrued any of the amounts subject to refund. However, an adverse judgment on the appeal would have a significant impact on the future results of operations.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareowners of U S WEST, Inc.:

    We have audited the accompanying Combined Balance Sheet of U S WEST Communications Group (as described in Note 2 to the Combined Financial Statements) as of December 31, 1996, and the related Combined Statements of Operations and Cash Flows for the year then ended. These combined financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these combined financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of U S WEST Communications Group as of December 31, 1996, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Denver, Colorado,
February 12, 1997.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareowners of U S WEST, Inc.:

    We have audited the Combined Balance Sheet of U S WEST Communications Group (as described in Note 2 to the Combined Financial Statements) as of December 31, 1995, and the related Combined Statements of Operations and Cash Flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of U S WEST Communications Group as of December 31, 1995, and the combined results of its operations and its cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

    As more fully discussed in Note 2, the Combined Financial Statements of U S WEST Communications Group should be read in connection with the audited Consolidated Financial Statements of U S WEST, Inc.

COOPERS & LYBRAND L.L.P.

Denver, Colorado
February 12, 1996

                         U S WEST COMMUNICATIONS GROUP

                       COMBINED STATEMENTS OF OPERATIONS

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                   -------------------------------
                                                                                     1996       1995       1994
                                                                                   ---------  ---------  ---------
                                                                                         DOLLARS IN MILLIONS
                                                                                     (EXCEPT PER SHARE AMOUNTS)
Operating revenues:
  Local service..................................................................  $   4,770  $   4,344  $   4,067
  Interstate access service......................................................      2,507      2,378      2,269
  Intrastate access service......................................................        770        747        729
  Long-distance network services.................................................      1,100      1,189      1,329
  Other services.................................................................        932        826        782
                                                                                   ---------  ---------  ---------
    Total operating revenues.....................................................     10,079      9,484      9,176
Operating expenses:
  Employee-related expenses......................................................      3,594      3,341      3,215
  Other operating expenses.......................................................      1,634      1,543      1,547
  Taxes other than income taxes..................................................        389        380        388
  Depreciation and amortization..................................................      2,122      2,042      1,908
                                                                                   ---------  ---------  ---------
    Total operating expenses.....................................................      7,739      7,306      7,058
                                                                                   ---------  ---------  ---------
Operating income.................................................................      2,340      2,178      2,118
Interest expense.................................................................        445        427        376
Gains on sales of rural telephone exchanges......................................         59        136         82
Other expense -- net.............................................................         41         41         21
                                                                                   ---------  ---------  ---------
Income before income taxes, extraordinary item and cumulative
  effect of change in accounting principle.......................................      1,913      1,846      1,803
Provision for income taxes.......................................................        698        662        653
                                                                                   ---------  ---------  ---------
Income before extraordinary item and cumulative effect of
  change in accounting principle.................................................      1,215      1,184      1,150
Extraordinary item -- early extinguishment of debt -- net of tax.................     --             (8)    --
                                                                                   ---------  ---------  ---------
Income before cumulative effect of change in accounting principle................      1,215      1,176      1,150
Cumulative effect of change in accounting principle -- net of tax................         34     --         --
                                                                                   ---------  ---------  ---------
NET INCOME.......................................................................  $   1,249  $   1,176  $   1,150
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

Earnings per common share:
  Income before extraordinary item and cumulative effect of
    change in accounting principle...............................................  $    2.55  $    2.52  $    2.53
  Extraordinary item -- early extinguishment of debt.............................     --          (0.02)    --
  Cumulative effect of change in accounting principle............................       0.07     --         --
                                                                                   ---------  ---------  ---------
EARNINGS PER COMMON SHARE........................................................  $    2.62  $    2.50  $    2.53
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
AVERAGE COMMON SHARES OUTSTANDING (thousands)....................................    477,549    470,716    453,316
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

     The accompanying notes are an integral part of the Combined Financial
                                  Statements.

                         U S WEST COMMUNICATIONS GROUP
                            COMBINED BALANCE SHEETS

                                     ASSETS

                                                                                                  DECEMBER 31,
                                                                                              --------------------
                                                                                                1996       1995
                                                                                              ---------  ---------
                                                                                              DOLLARS IN MILLIONS
Current assets:
  Cash and cash equivalents.................................................................  $      80  $     172
  Accounts and notes receivable, less allowance for
    credit losses of $40 and $30, respectively..............................................      1,622      1,617
  Inventories and supplies..................................................................        144        193
  Deferred tax asset........................................................................        171        259
  Prepaid and other.........................................................................         65         51
                                                                                              ---------  ---------
Total current assets........................................................................      2,082      2,292
                                                                                              ---------  ---------
Gross property, plant and equipment.........................................................     32,645     31,178
Less accumulated depreciation...............................................................     18,639     17,649
                                                                                              ---------  ---------
Property, plant and equipment -- net........................................................     14,006     13,529
Other assets................................................................................        827        764
                                                                                              ---------  ---------
Total assets................................................................................  $  16,915  $  16,585
                                                                                              ---------  ---------
                                                                                              ---------  ---------

                                              LIABILITIES AND EQUITY
Current liabilities:
  Short-term debt...........................................................................  $     834  $   1,065
  Accounts payable..........................................................................        989        851
  Employee compensation.....................................................................        342        316
  Dividends payable.........................................................................        257        254
  Current portion of restructuring charge...................................................        123        270
  Advanced billing and customer deposits....................................................        250        223
  Accrued property taxes....................................................................        193        194
  Other.....................................................................................        479        434
                                                                                              ---------  ---------
Total current liabilities...................................................................      3,467      3,607
                                                                                              ---------  ---------
Long-term debt..............................................................................      5,664      5,689
Postretirement and other postemployment benefit obligations.................................      2,387      2,351
Deferred income taxes.......................................................................        749        689
Unamortized investment tax credits..........................................................        173        199
Deferred credits and other..................................................................        558        574

Contingencies

Communications Group equity.................................................................      3,917      3,476
                                                                                              ---------  ---------
Total liabilities and equity................................................................  $  16,915  $  16,585
                                                                                              ---------  ---------
                                                                                              ---------  ---------

     The accompanying notes are an integral part of the Combined Financial
                                  Statements.

                         U S WEST COMMUNICATIONS GROUP

                       COMBINED STATEMENTS OF CASH FLOWS

                                                                                        YEAR ENDED DECEMBER 31,
                                                                                    -------------------------------
                                                                                      1996       1995       1994
                                                                                    ---------  ---------  ---------
                                                                                          DOLLARS IN MILLIONS
OPERATING ACTIVITIES
  Net income......................................................................  $   1,249  $   1,176  $   1,150
  Adjustments to net income:
    Depreciation and amortization.................................................      2,122      2,042      1,908
    Gains on sales of rural telephone exchanges...................................        (59)      (136)       (82)
    Cumulative effect of change in accounting principle...........................        (34)    --         --
    Deferred income taxes and amortization of investment tax credits..............         91        172        226
  Changes in operating assets and liabilities:
    Restructuring payments........................................................       (226)      (315)      (272)
    Postretirement medical and life costs, net of cash fundings...................         28        (90)      (197)
    Accounts receivable...........................................................         (5)      (117)       (64)
    Inventories, supplies and other current assets................................         27        (51)       (29)
    Accounts payable and accrued liabilities......................................         98          7       (147)
    Other -- net..................................................................         15         31         16
                                                                                    ---------  ---------  ---------
  Cash provided by operating activities...........................................      3,306      2,719      2,509
                                                                                    ---------  ---------  ---------
INVESTING ACTIVITIES
  Expenditures for property, plant and equipment..................................     (2,419)    (2,462)    (2,254)
  Proceeds from sales of rural telephone exchanges................................        174        214         93
  Proceeds from (payments on) disposals of property, plant and equipment..........         15        (18)         3
  Other -- net....................................................................     --             (2)         2
                                                                                    ---------  ---------  ---------
  Cash (used for) investing activities............................................     (2,230)    (2,268)    (2,156)
                                                                                    ---------  ---------  ---------
FINANCING ACTIVITIES
  Proceeds from (repayments of) short-term debt -- net............................         96       (832)       344
  Proceeds from issuance of long-term debt........................................         23      1,647        326
  Repayments of long-term debt....................................................       (482)      (334)      (285)
  Dividends paid on common stock..................................................       (939)      (926)      (886)
  Proceeds from issuance of common stock..........................................        134         50        208
                                                                                    ---------  ---------  ---------
  Cash (used for) financing activities............................................     (1,168)      (395)      (293)
                                                                                    ---------  ---------  ---------
CASH AND CASH EQUIVALENTS
  Increase (decrease).............................................................        (92)        56         60
  Beginning balance...............................................................        172        116         56
                                                                                    ---------  ---------  ---------
  Ending balance..................................................................  $      80  $     172  $     116
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------

     The accompanying notes are an integral part of the Combined Financial
                                  Statements.

                         U S WEST COMMUNICATIONS GROUP
                     NOTES TO COMBINED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE 1: RECAPITALIZATION PLAN

    On October 31, 1995, the shareowners of U S WEST, Inc., a Colorado corporation ("U S WEST Colorado"), voted to approve a proposal (the "Recapitalization Plan") adopted by the Board of Directors of U S WEST, Inc. (the "Board") to reincorporate in Delaware and create two classes of common stock that are intended to reflect separately the performance of the communications and multimedia businesses. Under the Recapitalization Plan, shareowners approved an Agreement and Plan of Merger between U S WEST Colorado and U S WEST, Inc., a Delaware corporation ("U S WEST" or "Company"), pursuant to which U S WEST continues as the surviving corporation. In connection with the merger, the Certificate of Incorporation of U S WEST has been amended and restated to designate two classes of common stock of U S WEST, one class of which is authorized as U S WEST Communications Group Common Stock ("Communications Stock"), and the other class which is authorized as U S WEST Media Group Common Stock ("Media Stock"). Effective November 1, 1995, each share of common stock of U S WEST Colorado was converted into one share each of Communications Stock and Media Stock.

    The Communications Stock and Media Stock provide shareowners with two distinct securities that are intended to reflect separately the communications businesses of U S WEST (the "Communications Group") and the multimedia businesses of U S WEST (the "Media Group" and, together with the Communications Group, the "Groups").

    The Communications Group is comprised of U S WEST Communications, Inc. ("U S WEST Communications"), U S WEST Communications Services, Inc., U S WEST Federal Services, Inc., U S WEST Advanced Technologies, Inc., U S WEST Business Resources, Inc. and U S WEST Long Distance, Inc. The Communications Group provides telecommunications services to more than 25 million residential and business customers in the Communications Group region (the "Region"). The Region includes the states of Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming. Services offered by the Communications Group include local telephone services, exchange access services (which connect customers to the facilities of carriers, including long-distance providers and wireless operators), and long-distance services within Local Access and Transport Areas ("LATAs") in the Region. The Communications Group provides other products and services, including high-speed data applications, customer premises equipment ("CPE") and certain other communications services to business customers and governmental agencies both inside and outside the Region.

    The Media Group is comprised of Continental Cablevision, Inc., the third largest cable television system operator in the United States, U S WEST Multimedia Communications, Inc., which owns domestic cable television operations and investments, U S WEST Dex, Inc. (formerly U S WEST Marketing Resources Group, Inc.), which publishes White and Yellow Pages telephone directories, and provides directory and information services, U S WEST NewVector Group, Inc., which provides communications and information products and services over wireless networks and U S WEST International Holdings, Inc., which primarily owns investments in international cable and telecommunications, wireless communications and directory publishing operations.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION. The Combined Financial Statements of the Groups comprise all of the accounts included in the corresponding Consolidated Financial Statements of U S WEST. Investments in less than majority-owned ventures are generally accounted for using the equity method. The separate

                         U S WEST COMMUNICATIONS GROUP
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Group Combined Financial Statements have been prepared on a basis that management believes to be reasonable and appropriate and include: (i) the combined historical balance sheets, results of operations and cash flows of the businesses that comprise each of the Groups, with all significant intra-group amounts and transactions eliminated; (ii) in the case of the Communications Group Combined Financial Statements, certain corporate assets and liabilities of U S WEST and related transactions identified with the Communications Group;
(iii) in the case of the Media Group Combined Financial Statements, all other corporate assets and liabilities and related transactions of U S WEST; and (iv) an allocated portion of the corporate expense of U S WEST. Transactions between the Communications Group and the Media Group have not been eliminated.

    Notwithstanding the allocation of assets and liabilities (including contingent liabilities) and shareowners' equity between the Communications Group and the Media Group for the purpose of preparing the respective financial statements of such Group, owners of Communications Stock and Media Stock are subject to risks associated with an investment in a single company and all of U S WEST's businesses, assets and liabilities. Financial effects arising from either Group that affect U S WEST's results of operations or financial condition could, if significant, affect the results of operations or financial position of the other Group or the market price of the class of common stock relating to the other Group. Any net losses of the Communications Group or the Media Group, and dividends or distributions on, or repurchases of Communications Stock, Media Stock or preferred stock, will reduce the funds of U S WEST legally available for payment of dividends on both the Communications Stock and Media Stock. Accordingly, the Communications Group Combined Financial Statements should be read in conjunction with U S WEST's Consolidated Financial Statements and the Media Group Combined Financial Statements.

    The accounting policies described herein applicable to the preparation of the Combined Financial Statements of the Communications Group may be modified or rescinded at the sole discretion of the Board without approval of the shareowners, although there is no present intention to do so. The Board may also adopt additional policies depending on the circumstances. Any determination of the Board to modify or rescind such policies, or to add additional policies, including any decision that would have disparate impacts upon owners of Communications Stock and Media Stock, would be made by the Board in good faith and in the honest belief that such decision is in the best interests of all U S WEST shareowners, including the owners of Communications Stock and the owners of Media Stock. In making such determination, the Board may also consider regulatory requirements imposed on U S WEST Communications by the public utility commissions of various states and the Federal Communications Commission. In addition, generally accepted accounting principles require that any change in accounting policy be preferable (in accordance with such principles) to the policy previously established.

    Certain reclassifications within the Combined Financial Statements have been made to conform to the current year presentation.

    ALLOCATION OF SHARED SERVICES. Certain costs relating to U S WEST's general and administrative services (including certain executive management, legal, tax, accounting and auditing, treasury, strategic planning and public policy services) are directly assigned by U S WEST to each Group based on actual utilization or are allocated based on each Group's operating expenses, number of employees, external revenues, average capital and/or average equity. U S WEST charges each Group for such services at fully distributed cost. These direct and indirect allocations were $88, $116 and $110 in 1996, 1995 and 1994, respectively. In 1996, the direct allocations comprised approximately 65 percent of the total shared corporate services allocated to the Communications Group. It is not practicable to provide a detailed

                         U S WEST COMMUNICATIONS GROUP
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) estimate of the expenses which would be recognized if the Communications Group were a separate legal entity. However, U S WEST believes that under the Recapitalization Plan, each Group benefits from synergies with the other, including having lower operating costs than might be incurred if each Group were a separate legal entity.

    ALLOCATION OF INCOME TAXES. Federal, state and local income taxes, which are determined on a consolidated or combined basis, are allocated to each Group in accordance with tax sharing agreements between U S WEST and the entities within the Groups. The allocations will generally reflect each Group's contribution (positive or negative) to consolidated taxable income and consolidated tax credits. A Group will be compensated only at such time as, and to the extent that, its tax attributes are utilized by U S WEST in a combined or consolidated income tax filing. Federal and state tax refunds and carryforwards or carrybacks of tax attributes will generally be allocated to the Group to which such tax attributes relate.

    GROUP FINANCING. Financing activities for the nonregulated Communications Group businesses and the Media Group, including the issuance, repayment and repurchase of short-term and long-term debt, and the issuance and repurchase of preferred securities and preferred stock are managed by U S WEST on a centralized basis. Financing activities for U S WEST Communications are separately identified and accounted for in U S WEST's records and U S WEST Communications conducts its own borrowing activities. Debt incurred and investments made by U S WEST and its subsidiaries on behalf of the nonregulated Communications Group businesses and all debt incurred and investments made by U S WEST Communications are specifically allocated to and reflected on the financial statements of the Communications Group. All debt incurred and investments made by U S WEST and its subsidiaries on behalf of the Media Group are specifically allocated to and reflected on the financial statements of the Media Group. Debt incurred by U S WEST or a subsidiary on behalf of a Group is charged to such Group at the borrowing rate of U S WEST or such subsidiary.

    As of November 1, 1995, the effective date of the Recapitalization Plan, U S WEST does not intend to transfer funds between the Groups, except for certain short-term, ordinary course advances of funds at market rates associated with U S WEST's centralized cash management program for the nonregulated businesses. Such short-term transfers of funds will be accounted for as short-term loans between the Groups bearing interest at the market rate at which management determines the borrowing Group could obtain funds on a short-term basis. If the Board, in its sole discretion, determines that a transfer of funds between the Groups should be accounted for as a long-term loan, the Board would establish the terms on which such loan would be made, including the interest rate, amortization schedule, maturity and redemption terms. Such terms would generally reflect the then prevailing terms upon which management determines such Group could borrow funds on a similar basis. The financial statements of the lending Group and the financial statements of the borrowing Group will reflect the amount of any such loan and the periodic interest accruing thereon. The Board may determine that a transfer of funds from the Communications Group to the Media Group should be accounted for as an equity contribution, in which case an inter-group interest (determined by the Board based on the then current market value of shares of Media Stock) will either be created or increased, as applicable. Similarly, if an inter-group interest exists, the Board may determine that a transfer of funds from the Media Group to the Communications Group should be accounted for as a reduction in the inter-group interest.

    DIVIDENDS. Dividends on the Communications Stock will be paid at the discretion of the Board based primarily upon the financial condition, results of operations and business requirements of the Communications Group and U S WEST as a whole. Dividends will be payable out of the lesser of: 1) the funds of

                         U S WEST COMMUNICATIONS GROUP
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
U S WEST legally available for the payment of dividends; and 2) the Communications Group Available Dividend Amount.

    The Communications Group Available Dividend Amount on any date shall mean the excess, if any, of: 1) the amount equal to the fair market value of the total assets attributed to the Communications Group less the total amount of the liabilities attributed to the Communications Group (provided that preferred stock shall not be treated as a liability), in each case, as of such date and determined on a basis consistent with that applied in determining the Communications Group net earnings (loss) over; 2) the aggregate par value of, or any greater amount determined to be capital in respect of, all outstanding shares of Communications Stock and each class or series of preferred stock attributed to the Communications Group.

    EARNINGS PER COMMON SHARE. Earnings per common share ("earnings per share") for 1995 and 1994 have been presented on a pro forma basis to reflect the Communications Stock as if it had been outstanding since January 1, 1994. For periods prior to the recapitalization, the average common shares outstanding are assumed to be equal to the average common shares outstanding for U S WEST.

    INDUSTRY SEGMENT. The businesses comprising the Communications Group operate in a single industry segment as defined in Statement of Financial Accounting Standards ("SFAS") No. 14, "Financial Reporting for Segments of a Business Enterprise." Approximately 97 percent of the Communications Group's revenues are attributable to the operations of U S WEST Communications, of which approximately 60 percent are derived from the states of Arizona, Colorado, Minnesota and Washington.

    SIGNIFICANT CONCENTRATIONS. The largest volume of the Communications Group's services is provided to AT&T. During 1996, 1995 and 1994, revenues related to those services provided to AT&T were $1,046, $1,085 and $1,130, respectively. Related accounts receivable at December 31, 1996 and 1995, totaled $89 and $91, respectively. As of December 31, 1996, the Communications Group is not aware of any other significant concentration of business transacted with a particular customer, supplier or lender that could, if suddenly eliminated, severely impact operations.

    USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

    CASH AND CASH EQUIVALENTS. Cash and cash equivalents include highly liquid investments with original maturities of three months or less that are readily convertible into cash and are not subject to significant risk from fluctuations in interest rates.

    INVENTORIES AND SUPPLIES. New and reusable materials of U S WEST Communications are carried at average cost, except for significant individual items that are valued based on specific costs. Nonreusable material is carried at its estimated salvage value. Inventories of the Communications Group's nontelephone operations are carried at the lower of cost or market on a first-in, first-out basis.

    PROPERTY, PLANT AND EQUIPMENT. The investment in property, plant and equipment is carried at cost less accumulated depreciation. Additions, replacements and substantial betterments are capitalized. Costs for normal repair and maintenance of property, plant and equipment are expensed as incurred. U S WEST Communications' provision for depreciation of property, plant and equipment is based on various straight-

                         U S WEST COMMUNICATIONS GROUP
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) line group methods using remaining useful (economic) lives based on industry-wide studies. U S WEST Communications discontinued accounting for its regulated telephone operations under SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," in 1993. The average depreciable lives used for the major categories of telephone property, plant and equipment follow:

                                                                     AVERAGE LIFE
CATEGORY                                                                (YEARS)
----------------------------------------------------------------  -------------------
General purpose computers.......................................           6
Digital switch..................................................          10
Digital circuit.................................................          10
Aerial copper cable.............................................          15
Underground copper cable........................................          15
Buried copper cable.............................................          20
Fiber cable.....................................................          20
Buildings.......................................................         27-49

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

    Interest related to qualifying construction projects is capitalized and reflected as a reduction of interest expense. Amounts capitalized by the Communications Group were $31, $39 and $36 in 1996, 1995 and 1994, respectively.

    COMPUTER SOFTWARE. The cost of computer software, whether purchased or developed internally, is charged to expense with two exceptions. Initial operating systems software is capitalized and amortized over the life of the related hardware, and initial network applications software is capitalized and amortized over three years. Subsequent upgrades to capitalized software are expensed. Capitalized computer software costs of $187 and $183 at December 31, 1996 and 1995, respectively, are recorded in property, plant and equipment. Amortization of capitalized computer software costs totaled $81, $69 and $61 in 1996, 1995 and 1994, respectively.

    FINANCIAL INSTRUMENTS. Net interest accrued on interest rate swaps is recognized over the life of the swaps as an adjustment to interest expense. Gains and losses incurred on executed forward U.S. Treasury Bond contracts, used to lock in the U.S. Treasury rate component of future debt issues, are deferred and recognized as an adjustment to interest expense over the life of the underlying debt. At December 31, 1996, deferred credits of $8 and deferred charges of $50 on the closed forward contracts are included as part of the carrying value of the underlying debt. The deferred credits and charges are being recognized as a yield adjustment over the life of the debt, which matures at various dates through 2043.

    Currency swaps entered into to convert foreign debt to dollar-denominated debt are combined with the foreign currency debt and accounted for as if fixed-rate, dollar-denominated debt were issued directly.

    REVENUE RECOGNITION. Local telephone service revenues are generally billed monthly in advance, and revenues are recognized the following month when services are provided. Revenues derived from exchange access and long-distance network services are billed and recorded monthly as services are provided.

                         U S WEST COMMUNICATIONS GROUP
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    INCOME TAXES. The provision for income taxes consists of an amount for taxes currently payable and an amount for tax consequences deferred to future periods. For financial statement purposes, investment tax credits of U S WEST Communications are being amortized over the economic lives of the related property, plant and equipment in accordance with the deferred method of accounting for such credits.

    NEW ACCOUNTING STANDARDS. Effective January 1, 1996, U S WEST adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires that long-lived assets and associated intangibles be written down to fair value whenever an impairment review indicates that the carrying value cannot be recovered on an undiscounted cash flow basis. SFAS No. 121 also requires that a company no longer record depreciation expense on assets held for sale. See Note 3 -- Property, Plant and Equipment -- to the Communications Group Combined Financial Statements.

    In 1996, U S WEST adopted SFAS No. 123, "Accounting for Stock-Based Compensation." This standard establishes a fair value method for accounting for stock-based compensation plans either through recognition or disclosure. U S WEST has adopted the disclosure provisions of SFAS No. 123 but continues to account for the stock incentive plans under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." See Note 9 -- Stock Incentive Plans -- to the Communications Group Combined Financial Statements.

    In fourth-quarter 1997, U S WEST will adopt SFAS No. 128, "Earnings Per Share." This standard specifies new computation, presentation and disclosure requirements for earnings per share. Among other things, SFAS No. 128 requires presentation of basic and diluted earnings per share on the face of the income statement. Adoption of the new standard will not have a material impact on Communications Group earnings per share.

                         U S WEST COMMUNICATIONS GROUP
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3: PROPERTY, PLANT AND EQUIPMENT

    The composition of property, plant and equipment follows:

                                                                              DECEMBER 31,
                                                                          --------------------
                                                                            1996       1995
                                                                          ---------  ---------
Land and buildings......................................................  $   2,415  $   2,459
Telephone network equipment.............................................     12,925     12,019
Telephone outside plant.................................................     13,148     12,353
General purpose computers and other.....................................      3,558      3,580
Construction in progress................................................        599        767
                                                                          ---------  ---------
                                                                             32,645     31,178
                                                                          ---------  ---------
Less accumulated depreciation
  Buildings.............................................................        703        686
  Telephone network equipment...........................................      7,756      7,221
  Telephone outside plant...............................................      8,221      7,851
  General purpose computers and other...................................      1,959      1,891
                                                                          ---------  ---------
                                                                             18,639     17,649
                                                                          ---------  ---------
Property, plant and equipment -- net....................................  $  14,006  $  13,529
                                                                          ---------  ---------
                                                                          ---------  ---------

    In 1996, U S WEST Communications sold certain rural telephone exchanges with a cost basis of $243. Consideration received for the sales was $306, including $174 in cash. In 1995 and 1994, U S WEST Communications sold certain rural telephone exchanges with a cost basis of $258 and $122, respectively, and received consideration of $388 (including $214 in cash) during 1995 and $204 (including $93 in cash) during 1994.

ADOPTION OF SFAS NO. 121

    Effective January 1, 1996, U S WEST adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires that long-lived assets and associated intangibles be written down to fair value whenever an impairment review indicates that the carrying value cannot be recovered on an undiscounted cash flow basis. SFAS No. 121 also requires that a company no longer record depreciation expense on assets held for sale. Adoption of SFAS No. 121 resulted in income of $34 (net of tax of $22) from the cumulative effect of reversing depreciation expense recorded in prior years related to rural telephone exchanges held for sale. Depreciation expense was reversed from the date U S WEST formally committed to a plan to dispose of the rural telephone exchange assets to January 1, 1996. The income has been recorded as a cumulative effect of change in accounting principle in accordance with SFAS No. 121. The carrying values of the rural telephone exchange assets being held for sale approximates $144 and $338 at December 31, 1996 and 1995, respectively. As a result of adopting SFAS No. 121, depreciation expense for 1996 was reduced by $24. The combined effects of lower depreciation expense and the cumulative effect of adoption of the new standard will be directly offset by lower recognized gains on future rural telephone exchange sales.

                         U S WEST COMMUNICATIONS GROUP
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4: DEBT

SHORT-TERM DEBT

    The components of short-term debt follow:

                                                                                   DECEMBER 31,
                                                                               --------------------
                                                                                 1996       1995
                                                                               ---------  ---------
Notes payable:
  Commercial paper...........................................................  $     701  $     542
  Other......................................................................     --             62
Current portion of long-term debt............................................        133        461
                                                                               ---------  ---------
Total........................................................................  $     834  $   1,065
                                                                               ---------  ---------
                                                                               ---------  ---------

    The weighted average interest rate on commercial paper was 5.57 percent and
5.79 percent at December 31, 1996 and 1995, respectively.

    U S WEST and U S WEST Communications maintain commercial paper programs to finance short-term cash flow requirements, as well as to maintain a presence in the short-term debt market. In addition, U S WEST Communications, which conducts its own borrowing activities, is permitted to borrow up to $600 under short-term lines of credit, all of which was available at December 31, 1996. Additional lines of credit aggregating approximately $4.5 billion are available to both the Media Group and the nonregulated subsidiaries of the Communications Group in accordance with their borrowing needs.

LONG-TERM DEBT

    Interest rates and maturities of long-term debt at December 31 follow:

                                                                           MATURITIES
                                                     -------------------------------------------------------    TOTAL      TOTAL
INTEREST RATES                                         1998       1999       2000       2001     THEREAFTER     1996       1995
---------------------------------------------------  ---------  ---------  ---------  ---------  -----------  ---------  ---------
Up to 5%...........................................  $      36  $       -  $      90  $       -   $     149   $     275  $     275
Above 5% to 6%.....................................        300          -          -         50         211         561        561
Above 6% to 7%.....................................          -         71        257        133       1,783       2,244      2,244
Above 7% to 8%.....................................          -          -          -          -       2,457       2,457      2,493
Above 8% to 9%.....................................          -          -          -          -         250         250        250
Above 9% to 10%....................................          -          -        175          -           -         175        175
Variable-rate debt indexed to three-month LIBOR and
  two- and ten-year constant maturity Treasury
  rates............................................          -        155          -          -           -         155        180
                                                     ---------  ---------  ---------  ---------  -----------  ---------  ---------
                                                     $     336  $     226  $     522  $     183   $   4,850       6,117      6,178
                                                     ---------  ---------  ---------  ---------  -----------
                                                     ---------  ---------  ---------  ---------  -----------
Capital lease obligations and other................                                                                 194        195
Unamortized discount -- net........................                                                                (647)      (684)
                                                                                                              ---------  ---------
Total..............................................                                                           $   5,664  $   5,689
                                                                                                              ---------  ---------
                                                                                                              ---------  ---------

    Long-term debt consists principally of debentures, medium-term notes and zero coupon subordinated notes convertible at any time into equal shares of Communications Stock and Media Stock. The zero

                         U S WEST COMMUNICATIONS GROUP
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4: DEBT (CONTINUED)
coupon notes have a yield to maturity of approximately 7.3 percent. The zero coupon notes are recorded at a discounted value of $289 and $276 at December 31, 1996 and 1995, respectively.

    During 1995, U S WEST Communications refinanced $1.5 billion of commercial paper to take advantage of favorable long-term interest rates. In addition to the commercial paper, U S WEST Communications refinanced $145 of long-term debt. Expenses associated with the refinancing of long-term debt resulted in extraordinary charges to income of $8, net of tax benefits of $5.

    Interest payments by the Communications Group, net of amounts capitalized, were $425, $378 and $356 in 1996, 1995 and 1994, respectively.

INTEREST RATE RISK MANAGEMENT

    The objective of the interest rate risk management program is to minimize the total cost of debt over time and the debt's interest variability. This is achieved through interest rate swaps, which adjust the ratio of fixed- to variable-rate debt.

    Under an interest rate swap, U S WEST Communications agrees with another party to exchange interest payments at specified intervals over a defined term. Interest payments are calculated by reference to the notional amount based on the fixed- and variable-rate terms of the swap agreements. The net interest accrued under the interest rate swap is accounted for as an adjustment to interest expense.

    During 1995, U S WEST Communications entered into currency swaps to convert Swiss franc-denominated debt to U.S. dollar-denominated debt. This allowed U S WEST Communications to achieve interest savings over issuing fixed-rate, dollar-denominated debt. The currency swap and foreign currency debt are combined and accounted for as if fixed-rate, dollar-denominated debt was issued directly.

    The following table summarizes terms of swaps pertaining to U S WEST Communications as of December 31, 1996 and 1995. Variable rates are indexed to three-month LIBOR and two- and ten-year constant maturity Treasury and 30-day commercial paper rates.

                                                DECEMBER 31, 1996                                 DECEMBER 31, 1995
                                 ------------------------------------------------  ------------------------------------------------
                                                                  WEIGHTED                                          WEIGHTED
                                                                AVERAGE RATE                                      AVERAGE RATE
                                  NOTIONAL                 ----------------------   NOTIONAL                 ----------------------
                                   AMOUNT     MATURITIES     RECEIVE       PAY       AMOUNT     MATURITIES     RECEIVE       PAY
                                 -----------  -----------  -----------  ---------  -----------  -----------  -----------  ---------
Variable to fixed..............   $     180     1997-1999        5.51        5.91   $     580     1996-1999        5.70        6.56
Currency.......................         204     1999-2001      --            6.55         204     1999-2001      --            6.55

    The counterparties to swaps or other interest rate contracts are major financial institutions. U S WEST Communications is exposed to credit loss in the event of nonperformance by these counterparties. U S WEST manages this exposure by monitoring the credit standing of the counterparty and establishing dollar and term limitations which correspond to the respective credit rating of each counterparty. U S WEST Communications does not have significant exposure to an individual counterparty and does not anticipate nonperformance by any counterparty.

                         U S WEST COMMUNICATIONS GROUP
               NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

NOTE 5: FAIR VALUES OF FINANCIAL INSTRUMENTS

    Fair values of cash equivalents, other current amounts receivable and payable and short-term debt approximate carrying values due to their short-term nature.

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

                                                                                            DECEMBER 31,
                                                                           ----------------------------------------------
                                                                                    1996                    1995
                                                                           ----------------------  ----------------------
                                                                            CARRYING      FAIR      CARRYING      FAIR
                                                                              VALUE       VALUE       VALUE       VALUE
                                                                           -----------  ---------  -----------  ---------
Debt (includes short-term portion).......................................   $   6,498   $   6,450   $   6,754   $   7,050
Interest rate swap agreements -- assets..................................      --             (17)     --             (19)
Interest rate swap agreements -- liabilities.............................      --              10      --              17
                                                                           -----------  ---------  -----------  ---------
Debt -- net..............................................................   $   6,498   $   6,443   $   6,754   $   7,048
                                                                           -----------  ---------  -----------  ---------
                                                                           -----------  ---------  -----------  ---------

NOTE 6: RESTRUCTURING CHARGE

    In 1993, the Communications Group incurred an $880 restructuring charge (pretax). The related restructuring plan, which is expected to be substantially complete by the end of 1997, is designed to provide faster, more responsive customer services, while reducing the costs of providing these services. Following is a schedule of the incurred costs that were included in the 1993 restructuring charge:

                                                                                      ACTUAL                ESTIMATE
                                                                          -------------------------------  -----------
                                                                            1994       1995       1996        1997        TOTAL
                                                                          ---------  ---------  ---------  -----------  ---------
Employee separation.....................................................  $      19  $      76  $     102   $      86   $     283
Systems development.....................................................        118        129         91          22         360
Real estate.............................................................         50         66          8           6         130
Relocation..............................................................         21         21          5      --              47
Retraining and other....................................................          8         23         20           9          60
                                                                          ---------  ---------  ---------       -----   ---------
Total...................................................................  $     216  $     315  $     226   $     123   $     880
                                                                          ---------  ---------  ---------       -----   ---------
                                                                          ---------  ---------  ---------       -----   ---------

                         U S WEST COMMUNICATIONS GROUP
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7: LEASING ARRANGEMENTS

    Certain subsidiaries within the Communications Group have entered into operating leases for office facilities, equipment and real estate. Rent expense under operating leases was $189, $210 and $235 in 1996, 1995 and 1994, respectively. Minimum future lease payments as of December 31, 1996, under noncancelable operating leases, follow:

YEAR
-------------------------------------------------------------------------------------
1997.................................................................................  $     131
1998.................................................................................        131
1999.................................................................................        122
2000.................................................................................        113
2001.................................................................................        120
Thereafter...........................................................................        815
                                                                                       ---------
Total................................................................................  $   1,432
                                                                                       ---------
                                                                                       ---------

    Minimum payments have not been reduced by minimum sublease rentals of $236 due in the future under noncancelable subleases.

NOTE 8: COMMUNICATIONS GROUP EQUITY

    Following is a reconciliation of Communications Group equity:

                                                                         DECEMBER 31,
                                                                -------------------------------
                                                                  1996       1995       1994
                                                                ---------  ---------  ---------
Balance at beginning of period................................  $   3,476  $   3,179  $   2,722
Net income....................................................      1,249      1,176      1,150
Dividends declared............................................     (1,024)    (1,010)      (980)
Communications Stock issuances................................        216         52     --
Equity issuances prior to Recapitalization Plan...............     --             79        287
                                                                ---------  ---------  ---------
Balance at end of period......................................  $   3,917  $   3,476  $   3,179
                                                                ---------  ---------  ---------
                                                                ---------  ---------  ---------

    U S WEST issued 1.7 million shares of Communications Stock during 1995, subsequent to the November 1, 1995 recapitalization. An additional 6.8 million shares were issued during 1996. These share issuances were primarily related to the dividend reinvestment plan, the employee savings plan and the exercise of stock options. At December 31, 1996 and 1995, there were 480,457,336 and 473,635,025 shares of Communications Stock outstanding, respectively.

    LEVERAGED EMPLOYEE STOCK OWNERSHIP PLAN ("LESOP"). The Communications Group and the Media Group participate in the defined contribution savings plan sponsored by U S WEST. Substantially all employees of the Communications Group are covered by the plan. U S WEST matches a percentage of eligible employee contributions with shares of Communications Stock and/or Media Stock in accordance with participant elections. Participants may also elect to reallocate past Company contributions between Communications Stock and Media Stock. In 1989, U S WEST established two LESOPs to provide Company stock for matching contributions to the savings plan. Shares in the LESOP are released as

                         U S WEST COMMUNICATIONS GROUP
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8: COMMUNICATIONS GROUP EQUITY (CONTINUED) principal and interest are paid on the debt. At December 31, 1996, 11,019,157 shares each of Communications Stock and Media Stock had been allocated from the LESOP to participants' accounts while 1,865,494 and 2,132,291 shares of Communications Stock and Media Stock, respectively, remained unallocated.

    The borrowings associated with the LESOP, which are unconditionally guaranteed by U S WEST, are reflected in the Media Group Combined Financial Statements. Contributions from the Communications Group and the Media Group, as well as dividends on unallocated shares held by the LESOP ($5, $8 and $11 in 1996, 1995 and 1994, respectively), are used for debt service. Beginning with the dividend paid in fourth-quarter 1995, dividends on allocated shares are being paid annually to participants. Previously, dividends on allocated shares were used for debt service with participants receiving additional shares from the LESOP in lieu of dividends. Tax benefits related to dividend payments on eligible shares in the savings plan have been allocated to the Communications Group, which paid the dividends.

    U S WEST recognizes expense based on the cash payments method. Contributions to the plan related to the Communications Group, excluding dividends, were $65, $70 and $68 in 1996, 1995 and 1994, respectively, of which $8, $12 and $16, respectively, have been classified as interest expense.

NOTE 9: STOCK INCENTIVE PLANS

    The Communications Group and Media Group participate in the stock incentive plans maintained by U S WEST for executives and other employees and nonemployees, primarily members of the Board. The Amended 1994 Stock Plan (the "Plan") was approved by shareowners on October 31, 1995, in connection with the Recapitalization Plan. The Plan is a successor plan to the U S WEST, Inc. Stock Incentive Plan and the U S WEST 1991 Stock Incentive Plan (the "Predecessor Plans"). No further grants of options or restricted stock may be made under the Predecessor Plans. The Plan is administered by the Human Resources Committee of the Board of Directors with respect to officers, executive officers and outside directors and by a special committee with respect to all other eligible employees and eligible nonemployees.

    Effective November 1, 1995, each outstanding U S WEST stock option was converted into one Communications Group and one Media Group stock option. Subsequent to November 1, 1995, each Group grants options primarily to its own employees.

    The maximum aggregate number of shares of Communications Stock that may be granted in any calendar year for all purposes under the Plan is nine-tenths of one percent (0.90 percent) of the shares of such class outstanding (excluding shares held in U S WEST's treasury) on the first day of such calendar year. In the event that fewer than the full aggregate number of shares of either class available for issuance in any calendar year are issued in any such year, the shares not issued shall be added to the shares of such class available for issuance in any subsequent year or years. Options granted may be exercised no later than 10 years after the grant date.

    During 1995, U S WEST modified the Plan to allow employees who terminate and are eligible for a full service pension, or who terminate under the long-term disability plan, to exercise their existing stock options according to their original terms. Additionally, U S WEST allows employees who separate under a management separation plan to retain unvested stock options. The compensation cost that has been included in income in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," was $2 and $4 in 1996 and 1995, respectively, all of which related to the Plan modifications. No compensation expense was recognized in 1994.

                         U S WEST COMMUNICATIONS GROUP
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9: STOCK INCENTIVE PLANS (CONTINUED)
    U S WEST has adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," but continues to account for the Plan under APB Opinion No. 25. Had compensation cost for the Plan been determined consistent with the fair value based accounting method under SFAS No. 123, Communications Group pro forma net income and earnings per share would have been the following:

                                                            YEAR ENDED DECEMBER 31,
                                               --------------------------------------------------
                                                         1996                      1995
                                               ------------------------  ------------------------
                                                             EARNINGS                  EARNINGS
                                               NET INCOME    PER SHARE   NET INCOME    PER SHARE
                                               -----------  -----------  -----------  -----------
As reported..................................   $   1,249    $    2.62    $   1,176    $    2.50
Pro forma....................................       1,247         2.61        1,178         2.50

    The fair value based method of accounting for stock-based compensation plans under SFAS No. 123 recognizes the value of options granted as compensation cost over the option's vesting period and has not been applied to options granted prior to January 1, 1995. Accordingly, the resulting pro forma compensation cost is not representative of what compensation cost will be in future years.

    Following are the weighted-average assumptions used in connection with the Black-Scholes option-pricing model to estimate the fair value of options granted in 1996 and 1995:

                                                                         YEAR ENDED DECEMBER
                                                                                 31,
                                                                        ----------------------
                                                                           1996        1995
                                                                        ----------  ----------
Risk-free interest rate...............................................       6.50%       6.00%
Expected dividend yield...............................................       6.70%       6.70%
Expected life.........................................................   4.5 years   4.5 years
Expected volatility...................................................       19.6%       19.6%

                         U S WEST COMMUNICATIONS GROUP
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9: STOCK INCENTIVE PLANS (CONTINUED)
    Data for outstanding options under the Plan is summarized as follows:

                                                    COMMUNICATIONS GROUP            U S WEST, INC.
                                                 ---------------------------  ---------------------------
                                                                 WEIGHTED-                    WEIGHTED-
                                                                  AVERAGE                      AVERAGE
                                                    NUMBER       EXERCISE        NUMBER       EXERCISE
                                                  OF SHARES        PRICE       OF SHARES*       PRICE
                                                 ------------  -------------  ------------  -------------
Outstanding January 1, 1994....................                                  5,301,539    $   39.76
                                                                              ------------  -------------
  Granted......................................                                  2,438,409        36.15
  Exercised....................................                                   (139,762)       33.72
  Canceled or expired..........................                                   (214,149)       40.71
                                                                              ------------  -------------
Outstanding December 31, 1994..................                                  7,386,037    $   38.66
                                                                              ------------  -------------
  Granted(1)...................................                                  4,814,856        41.12
  Exercised....................................                                   (430,631)       34.03
  Canceled or expired(1).......................                                 (1,927,083)       37.02
                                                                              ------------  -------------
Outstanding October 31, 1995...................                                  9,843,179    $   40.39
                                                                              ------------  -------------
Recapitalization Plan..........................     9,843,179    $   24.11      (9,843,179)   $  (40.39)
                                                 ------------       ------    ------------  -------------
                                                                              ------------  -------------
  Granted......................................       138,309        32.16
  Exercised....................................      (543,037)       21.23
  Canceled or expired..........................       (15,350)       24.91
                                                 ------------       ------
Outstanding December 31, 1995..................     9,423,101    $   24.39
                                                 ------------       ------
  Granted......................................     3,624,602        30.97
  Exercised....................................    (1,205,730)       22.37
  Canceled or expired..........................      (429,058)       25.01
                                                 ------------       ------
Outstanding December 31, 1996..................    11,412,915    $   26.67
                                                 ------------       ------
                                                 ------------       ------

------------------------------

(*)   Includes options granted in tandem with SARs.

(1) Amounts have been restated to include modified options which, under the provisions of SFAS No. 123, are treated as an exchange of the original award (i.e., canceled) for a new award (i.e. stock grant).

    Options to purchase 3,881,100 and 2,672,666 shares of Communications stock at weighted-average exercise prices of $25.71 and $22.22 were exercisable at December 31, 1996 and 1995, respectively.

                         U S WEST COMMUNICATIONS GROUP
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9: STOCK INCENTIVE PLANS (CONTINUED)

    The following table summarizes the status of outstanding and exercisable options under the Plan at December 31, 1996.

                                                               OUTSTANDING OPTIONS               EXERCISABLE OPTIONS
                                                     ----------------------------------------  -----------------------
                                                                     WEIGHTED-     WEIGHTED-                WEIGHTED-
                                                                      AVERAGE       AVERAGE                  AVERAGE
                                                        NUMBER       REMAINING     EXERCISE      NUMBER     EXERCISE
RANGE OF EXERCISE PRICES                             OUTSTANDING   LIFE (YEARS)      PRICE     EXERCISABLE    PRICE
---------------------------------------------------  ------------  -------------  -----------  ----------  -----------
$14.96 - $21.41....................................     2,560,778         7.27     $   21.26      505,430   $   20.64
$21.41 - $24.62....................................     1,241,669         5.42         22.87    1,037,785       22.74
$24.92 - $26.11....................................     2,750,886         8.59         26.08      932,931       26.06
$26.34 - $30.63....................................     2,334,141         7.86         29.82    1,313,137       29.29
$30.88 - $35.88....................................     2,525,441         9.02         31.74       91,817       32.57
                                                     ------------          ---    -----------  ----------  -----------
  Total............................................    11,412,915         7.89     $   26.67    3,881,100   $   25.71
                                                     ------------          ---    -----------  ----------  -----------
                                                     ------------          ---    -----------  ----------  -----------

    A total of 3,624,602 and 4,953,165 Communications Group options were granted in 1996 and 1995, respectively, of which 198,027 and 1,751,936 were modified options revalued as new grants. The weighted-average grant date fair value of Communications Group options granted during the year, inclusive of modified options, using the Black-Scholes option-pricing model was $3.87 and $3.19 for 1996 and 1995, respectively. Excluding the modifications, the weighted-average grant date fair value was $3.67 and $2.92, respectively. The exercise price of Communications Group stock options, excluding modified options, equals the market price on the grant date. The exercise prices of modified stock options may be greater or less than the market price on the revaluation date.

    Approximately 2,950,000 and 2,050,000 shares of Communications Stock were available for grant under the plans in effect at December 31, 1996 and 1995, respectively. Approximately 14,360,000 shares of Communications Stock were reserved for issuance under the Plan at December 31, 1996.

NOTE 10: EMPLOYEE BENEFITS

PENSION PLAN

    The Communications Group and the Media Group participate in the defined benefit pension plan sponsored by U S WEST. Substantially all management and occupational employees of the Communications Group are covered by the plan. Since plan assets are not segregated into separate accounts or restricted to providing benefits to employees of the Communications Group, assets of the plan may be used to provide benefits to employees of both the Communications Group and the Media Group. In the event the single employer pension plan sponsored by U S WEST would be separated into two or more plans, guidelines in the Internal Revenue Code dictate how assets of the plan must be allocated to the new plans. U S WEST currently has no intention to split the plan. Because of these factors, U S WEST believes there is no reasonable basis to attribute plan assets to the Communications Group as if it had funded separately its actuarially determined obligation.

    Management benefits are based on a final pay formula while occupational benefits are based on a flat benefit formula. U S WEST uses the projected unit credit method for the determination of pension cost for financial reporting purposes and the aggregate cost method for funding purposes. U S WEST's policy is to fund amounts required under the Employee Retirement Income Security Act of 1974 ("ERISA") and no funding was required in 1996, 1995 or 1994. Should funding be required in the future, funding amounts

                         U S WEST COMMUNICATIONS GROUP
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10: EMPLOYEE BENEFITS (CONTINUED)
would be allocated to the Communications Group based upon the ratio of service cost of the Communications Group to total service cost of plan participants.

    The composition of the net pension cost (credit) and the actuarial assumptions of the plan follow:

                                                                          YEAR ENDED DECEMBER 31,
                                                                      -------------------------------
                                                                        1996       1995       1994
                                                                      ---------  ---------  ---------
Details of pension cost:
  Service cost -- benefits earned during the period.................  $     203  $     173  $     197
  Interest cost on projected benefit obligation.....................        575        558        561
  Actual return on plan assets......................................     (1,509)    (1,918)       188
  Net amortization and deferral.....................................        726      1,185       (946)
                                                                      ---------  ---------  ---------
Net pension cost (credit)...........................................  $      (5) $      (2) $       0
                                                                      ---------  ---------  ---------
                                                                      ---------  ---------  ---------

    The expected long-term rate of return on plan assets used in determining net pension cost was 8.50 percent for 1996, 1995 and 1994.

    The funded status of the U S WEST plan follows:

                                                                                   DECEMBER 31,
                                                                               ---------------------
                                                                                  1996       1995
                                                                               ----------  ---------
Accumulated benefit obligation, including vested benefits of $6,544 and
 $5,839, respectively........................................................  $    7,446  $   6,617
                                                                               ----------  ---------
                                                                               ----------  ---------
Plan assets at fair value, primarily stocks and bonds........................  $   10,958  $   9,874
Less: Projected benefit obligation...........................................       8,310      8,450
                                                                               ----------  ---------
Plan assets in excess of projected benefit obligation........................       2,648      1,424
Unrecognized net (gain)......................................................      (1,502)      (101)
Prior service cost not yet recognized in net periodic pension cost...........          31        (62)
Balance of unrecognized net asset at January 1, 1987.........................        (626)      (705)
                                                                               ----------  ---------
Prepaid pension cost.........................................................  $      551  $     556
                                                                               ----------  ---------
                                                                               ----------  ---------

    The actuarial assumptions used to calculate the projected benefit obligation follow:

                                                                                 DECEMBER 31,
                                                                           ------------------------
                                                                              1996         1995
                                                                           -----------  -----------
Discount rate............................................................       7.50%        7.00%
Weighted-average rate of compensation increase...........................       5.50%        5.50%

    Anticipated future benefit changes have been reflected in the above calculations.

    ALLOCATION OF PENSION COSTS. U S WEST's allocation policy is to: 1) offset the Company-wide service cost, interest cost and amortization by the return on plan assets and 2) allocate the remaining net pension cost to the Communications Group based on the ratio of actuarially determined service cost of the Communications Group to total service cost of plan participants. U S WEST believes allocating net

                         U S WEST COMMUNICATIONS GROUP
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10: EMPLOYEE BENEFITS (CONTINUED)
pension cost based on service cost is reasonable since service cost is a primary factor in determining pension cost. Net pension costs allocated to the Communications Group were $(5), $(2) and $0 in 1996, 1995 and 1994, respectively. The service and interest costs attributed to the Communications Group for 1996 were $178 and $503, respectively, and the projected benefit obligation at December 31, 1996, was $7,229.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

    The Communications Group and the Media Group participate in plans sponsored by U S WEST which provide certain health care and life insurance benefits to retired employees. In conjunction with U S WEST's 1992 adoption of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," U S WEST elected to immediately recognize the accumulated postretirement benefit obligation for current and future retirees. However, the Federal Communications Commission and certain state jurisdictions permit amortization of the transition obligation over the average remaining service period of active employees for regulatory accounting purposes, with most jurisdictions requiring funding as a stipulation for rate recovery.

    U S WEST uses the projected unit credit method for the determination of postretirement medical and life costs for financial reporting purposes. The composition of net medical and life postretirement benefit costs and actuarial assumptions underlying plan benefits follows:

                                                                     YEAR ENDED DECEMBER 31,
                                                                 -------------------------------
                                                                   1996       1995       1994
                                                                 ---------  ---------  ---------
Service cost -- benefits earned during the period..............  $      70  $      65  $      75
Interest on accumulated benefit obligation.....................        259        267        260
Actual return on plan assets...................................       (231)      (415)         4
Net amortization and deferral..................................         68        286        (99)
                                                                 ---------  ---------  ---------
Net postretirement benefit costs...............................  $     166  $     203  $     240
                                                                 ---------  ---------  ---------
                                                                 ---------  ---------  ---------

    The expected long-term rate of return on plan assets used in determining postretirement benefit costs was 8.50 percent for 1996, 1995 and 1994.

                         U S WEST COMMUNICATIONS GROUP
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10: EMPLOYEE BENEFITS (CONTINUED)
    The funded status of the plans follows:

                                                                                   DECEMBER 31,
                                                                               ---------------------
                                                                                  1996       1995
                                                                               ----------  ---------
Accumulated postretirement benefit obligation attributable to:
  Retirees...................................................................  $    2,255  $   2,137
  Fully eligible plan participants...........................................         347        327
  Other active plan participants.............................................       1,289      1,224
                                                                               ----------  ---------
Total accumulated postretirement benefit obligation..........................       3,891      3,688
Unrecognized net gain........................................................         534        539
Unamortized prior service cost...............................................          32        (34)
Fair value of plan assets, primarily stocks, bonds and life insurance(1).....      (2,063)    (1,845)
                                                                               ----------  ---------
Accrued postretirement benefit obligation....................................  $    2,394  $   2,348
                                                                               ----------  ---------
                                                                               ----------  ---------

------------------------------

(1) Medical plan assets include Communications Stock and Media Stock of $155 and $94, respectively, in 1996, and $210 and $112, respectively, in 1995.

    The actuarial assumptions used to calculate the accumulated postretirement benefit obligation follow:

                                                                                 DECEMBER 31,
                                                                           ------------------------
                                                                              1996         1995
                                                                           -----------  -----------
Discount rate............................................................       7.50%        7.00%
Medical cost trend rate*.................................................       8.00%        9.00%

------------------------------

(*)   Medical cost trend rate gradually declines to an ultimate rate of 5.5 percent in 2011.

    A one-percent increase in the assumed health care cost trend rate for each future year would have increased the aggregate of the service and interest cost components of 1996 net postretirement benefit cost by approximately $27 and increased the 1996 accumulated postretirement benefit obligation by approximately $299.

    Anticipated future benefit changes have been reflected in these postretirement benefit calculations.

    PLAN ASSETS. Assets of the postretirement medical and life plans may be used to provide benefits to employees of both the Communications Group and the Media Group since plan assets are not legally restricted to providing benefits to either Group. In the event that either plan sponsored by U S WEST would be separated into two or more plans, there are no guidelines in the Internal Revenue Code for allocating assets of the plan. U S WEST currently has no intention to split the plans. For purposes of determining benefit costs, U S WEST allocates the assets based on historical contributions for postretirement medical costs, and on the ratio of Group to total salaries for life plan participants.

    POSTRETIREMENT MEDICAL AND LIFE COSTS. The service and interest components of net postretirement medical benefit costs are calculated for the Communications Group based on the population characteristics of the Group. Since funding of postretirement medical costs is voluntary, return on assets is attributed to the Communications Group based on historical funding. The Communications Group's annual funding

                         U S WEST COMMUNICATIONS GROUP
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10: EMPLOYEE BENEFITS (CONTINUED)
amount is based on its cash requirements with the funding at U S WEST Communications based on regulatory accounting requirements.

    Net postretirement life costs and funding requirements, if any, are allocated to the Communications Group in the same manner as pension costs. U S WEST will generally fund the amount allowed for tax purposes. No funding of postretirement life insurance occurred in 1996, 1995 and 1994. U S WEST believes its method of allocating postretirement life costs is reasonable.

    Net postretirement medical benefit and life costs recognized by the Communications Group for 1996, 1995 and 1994 were $154, $189 and $226, respectively. The percentage of postretirement medical assets attributed to the Communications Group at December 31, 1996 and 1995, based on historical voluntary contributions was 96 percent. The aggregate accumulated postretirement medical and life benefit obligation attributable to the Communications Group was $3,692 at December 31, 1996.

NOTE 11: INCOME TAXES

    The components of the provision for income taxes follow:

                                                                                YEAR ENDED DECEMBER 31,
                                                                            -------------------------------
                                                                              1996       1995       1994
                                                                            ---------  ---------  ---------
Federal:
  Current.................................................................  $     540  $     434  $     368
  Deferred................................................................         97        177        233
  Investment tax credits -- net...........................................        (28)       (38)       (47)
                                                                            ---------  ---------  ---------
                                                                                  609        573        554
                                                                            ---------  ---------  ---------
State and local:
  Current.................................................................         67         56         58
  Deferred................................................................         22         33         41
                                                                            ---------  ---------  ---------
                                                                                   89         89         99
                                                                            ---------  ---------  ---------
Provision for income taxes................................................  $     698  $     662  $     653
                                                                            ---------  ---------  ---------
                                                                            ---------  ---------  ---------

    U S WEST paid $693, $566 and $313 for income taxes in 1996, 1995 and 1994, respectively, of which $633, $511 and $491 related to the Communications Group.

    The effective tax rate differs from the statutory tax rate as follows:

                                                                       YEAR ENDED DECEMBER 31,
                                                                   -------------------------------
                                                                     1996       1995       1994
                                                                   ---------  ---------  ---------
                                                                            (IN PERCENT)
Federal statutory tax rate.......................................       35.0       35.0       35.0
Investment tax credit amortization...............................       (0.8)      (1.3)      (1.7)
State income taxes -- net of federal effect......................        3.0        3.1        3.6
Other............................................................       (0.7)      (0.9)      (0.7)
                                                                   ---------  ---------  ---------
Effective tax rate...............................................       36.5       35.9       36.2
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

                         U S WEST COMMUNICATIONS GROUP
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

NOTE 11: INCOME TAXES (CONTINUED)
    The components of the net deferred tax liability follow:

                                                                                     DECEMBER 31,
                                                                                 --------------------
                                                                                   1996       1995
                                                                                 ---------  ---------
Property, plant and equipment..................................................  $   1,507  $   1,433
State deferred taxes -- net of federal effect..................................        185        180
Other..........................................................................         74         68
                                                                                 ---------  ---------
  Deferred tax liabilities.....................................................      1,766      1,681
                                                                                 ---------  ---------
Postemployment benefits, including pension.....................................        664        675
Restructuring and other........................................................        163        231
Unamortized investment tax credit..............................................         61         70
State deferred taxes -- net of federal effect..................................        124        133
Other..........................................................................        176        142
                                                                                 ---------  ---------
  Deferred tax assets..........................................................      1,188      1,251
                                                                                 ---------  ---------
Net deferred tax liability.....................................................  $     578  $     430
                                                                                 ---------  ---------
                                                                                 ---------  ---------

    The current portion of the deferred tax asset was $171 and $259 at December 31, 1996 and 1995, respectively, resulting primarily from restructuring charges and compensation-related items.

NOTE 12: RELATED PARTY TRANSACTIONS

    CUSTOMER LISTS, BILLING AND COLLECTION SERVICES AND OTHER SERVICES. U S WEST Communications sells customer lists, billing and collection services and other services to the domestic publishing operations of the Media Group. These data and services are sold at market price. However, the accounting and reporting for regulatory purposes is in accordance with regulatory requirements. U S WEST Communications charged $17, $20 and $29 for these services in 1996, 1995 and 1994, respectively.

    TELECOMMUNICATIONS SERVICES. U S WEST Communications sells telecommunications network access and usage to the domestic wireless operations of the Media Group. U S WEST Communications charged $43, $40 and $30 in 1996, 1995 and 1994, respectively, for these services.

    BELL COMMUNICATIONS RESEARCH, INC. ("BELLCORE"). Charges relating to research, development and maintenance of existing technologies performed by Bellcore, of which U S WEST Communications has a one-seventh ownership interest, were $97, $95 and $122 in 1996, 1995 and 1994, respectively.

    In fourth-quarter 1996, U S WEST Communications and the other Regional Bell Operating Companies ("RBOCs") entered into an agreement to sell their interests in Bellcore. The sale is expected to be finalized in late 1997 after the RBOCs obtain the requisite regulatory approvals. Following the disposition, Bellcore and other third parties will provide research and development and other services to the Communications Group on a contract basis.

                         U S WEST COMMUNICATIONS GROUP
               NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

NOTE 13: CONTINGENCIES

    At U S WEST Communications, there are pending regulatory actions in local regulatory jurisdictions that call for price decreases, refunds or both. In one such instance, the Utah Supreme Court has remanded a Utah Public Service Commission ("PSC") order to the PSC for hearing, thereby establishing two exceptions to the rule against retroactive ratemaking: (1) unforeseen and extraordinary events, and (2) misconduct. The PSC's initial order denied a refund request from interexchange carriers and other parties related to the Tax Reform Act of 1986. The range of possible risk is $0 to $155 at December 31, 1996.

    On April 11, 1996, the Washington State Utilities and Transportation Commission ("WUTC" or the "Commission") acted on U S WEST Communications' 1995 rate request. In February 1995, U S WEST Communications sought to increase revenues by raising rates for basic residential services over a four-year period. The two major issues in this proceeding involve U S WEST Communications' requests for improved capital recovery and elimination of the imputation of Yellow Pages revenue. Instead of granting U S WEST Communications' rate request, the Commission ordered approximately $91.5 in annual revenue reductions, effective May 1, 1996. Based on the above ruling, U S WEST Communications filed a lawsuit with the King County Superior Court (the "Court") for an appeal of the order, a temporary stay of the ordered rate reduction and an authorization to implement a revenue increase.

    On April 29, 1996, the Court stayed the rate decreases ordered by the WUTC. The Court granted the stay pending its decision on U S WEST Communications' appeal. Effective May 1, 1996, U S WEST Communications began collecting revenues subject to refund with interest. On November 25, 1996, the Court ruled in favor of the WUTC. U S WEST Communications appealed the Court's decision to the Washington State Supreme Court (the "State Supreme Court") which, on January 22, 1997, granted a stay of the order, pending the State Supreme Court's full review of the appeal. U S WEST Communications expects the State Supreme Court's review to begin in the second quarter of 1997.

    U S WEST Communications expects its appeal to be successful and has not accrued any of the amounts subject to refund. However, an adverse judgment on the appeal would have a significant impact on the future results of operations.

                         U S WEST COMMUNICATIONS GROUP
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

NOTE 14: QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                          QUARTERLY FINANCIAL DATA
                                                                             --------------------------------------------------
                                                                                FIRST       SECOND        THIRD       FOURTH
                                                                               QUARTER      QUARTER      QUARTER      QUARTER
                                                                             -----------  -----------  -----------  -----------
1996
  Operating revenues.......................................................   $   2,465    $   2,500    $   2,515    $   2,599
  Income before income taxes and cumulative effect of change
    in accounting principle................................................         469          517          455          472
  Income before cumulative effect of change in accounting principle........         294          324          286          311
  Net income...............................................................         328          324          286          311
  Earnings per common share before cumulative effect of change in
    accounting principle...................................................        0.62         0.68         0.60         0.65
  Earnings per common share................................................        0.69         0.68         0.60         0.65

1995
  Operating revenues.......................................................   $   2,318    $   2,338    $   2,389    $   2,439
  Income before income taxes and extraordinary item........................         500          460          454          432
  Income before extraordinary item.........................................         315          293          292          284
  Net income...............................................................         315          293          287          281
  Earnings per common share before extraordinary item......................        0.67         0.62         0.62         0.60
  Earnings per common share................................................        0.67         0.62         0.61         0.59

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

    1996 first-quarter net income includes the cumulative and current effects of $34 ($0.07 per share) and $5 ($0.01 per share), respectively, from adopting SFAS No. 121. 1996 second-quarter net income includes $30 ($0.06 per share) from gains on the sales of certain rural telephone exchanges and current effects of $5 ($0.01 per share) from adopting SFAS No. 121. 1996 third-quarter net income includes $1 (no share impact) from a gain on the sales of certain rural telephone exchanges and current effects of $3 ($0.01 per share) from adopting SFAS No. 121. 1996 fourth-quarter net income includes $5 ($0.01 per share) from gains on the sales of certain rural telephone exchanges and current effects of $2 ($0.01 per share) from adopting SFAS No. 121.

    1995 first-quarter net income includes $39 ($0.08 per share) from gains on the sales of certain rural telephone exchanges. 1995 second-quarter net income includes $10 ($0.02 per share) from gains on the sales of certain rural telephone exchanges. 1995 third-quarter net income includes $21 ($0.04 per share) from gains on the sales of certain rural telephone exchanges and $5 ($0.01 per share) for expenses associated with the Recapitalization Plan. 1995 third-quarter net income also includes a charge of $5 ($0.01 per share) for the early extinguishment of debt. 1995 fourth-quarter net income includes $15 ($0.03 per share) from gains on the sales of certain rural telephone exchanges and other charges of $6 ($0.01 per share), including an extraordinary charge of $3 for the early extinguishment of debt and $3 for expenses associated with the Recapitalization Plan.

                         U S WEST COMMUNICATIONS GROUP
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

NOTE 14: QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED)

                                                                                MARKET PRICE
                                                                       -------------------------------
PER SHARE MARKET AND DIVIDEND DATA                                       HIGH        LOW       CLOSE     DIVIDENDS
---------------------------------------------------------------------  ---------  ---------  ---------  -----------
                                                                               (WHOLE DOLLARS)
1996
First quarter........................................................  $  37.500  $  30.250  $  32.375   $   0.535
Second quarter.......................................................     34.625     31.125     32.000       0.535
Third quarter........................................................     32.250     27.250     29.875       0.535
Fourth quarter.......................................................     33.625     29.250     32.250       0.535

1995
Fourth quarter(1)....................................................  $  36.375  $  28.375  $  35.625   $   0.535

------------------------------

(1) Fourth-quarter 1995 per share market and dividend data is for the period of November 1, 1995 through December 31, 1995.

                              U S WEST MEDIA GROUP
                              FINANCIAL HIGHLIGHTS

                                                                            YEAR ENDED DECEMBER 31,
                                                            --------------------------------------------------------
                                                               1996        1995        1994       1993       1992
                                                            ----------  ----------  ----------  ---------  ---------
                                                                 DOLLARS IN MILLIONS (EXCEPT PER SHARE AMOUNTS)
Sales and other revenues..................................  $    2,955  $    2,374  $    1,908  $   1,549  $   1,384
EBITDA(1).................................................         937         716         533        485        410
Income (loss) before extraordinary item(2)................         (71)        145         276         85        146
Earnings (loss) available for common stock(2).............         (80)        138         276         85        146
Earnings (loss) per common share(3).......................       (0.16)       0.29        0.61     --         --
Total assets..............................................      24,061       8,615       7,394      5,446      3,130
Total debt(4).............................................       8,853       2,101       1,814      1,526        249
Mandatorily redeemable preferred securities(5)............       1,131         651          51     --         --
Media Group equity........................................       7,632       4,472       4,203      3,139      2,265
Capital expenditures......................................         668         401         343        215        169

Average common shares outstanding
  (thousands)(3)..........................................     491,924     470,549     453,316     --         --
Common shares outstanding (thousands)(3)..................     608,863     472,314     469,343     --         --

                             PROPORTIONATE DATA(6)

                                                                                     YEAR ENDED DECEMBER 31,
                                                                            ------------------------------------------
                                                                              1996       1995       1994       1993
                                                                            ---------  ---------  ---------  ---------
                                                                                       DOLLARS IN MILLIONS
Sales and other revenues..................................................  $   6,367  $   5,115  $   4,213  $   2,157
Operating income..........................................................        459        476        401        195
Income (loss) before extraordinary item(2)................................        (71)       145        276         85
EBITDA(1).................................................................      1,473      1,149        902        527
Subscribers/advertisers (thousands).......................................     11,919      5,922      4,199      3,086

------------------------------

(1) Earnings before interest, taxes, depreciation, amortization, and other ("EBITDA"). EBITDA also excludes gains on asset sales, equity losses, guaranteed minority interest expense, and restructuring charges. The Media Group considers EBITDA an important indicator of the operating performance of its businesses. EBITDA, however, should not be considered as an alternative to operating or net income as an indicator of performance or as an alternative to cash flows from operating activities as a measure of liquidity, in each case determined in accordance with generally accepted accounting principles ("GAAP").

(2) 1996 net losses include a net loss of $71 related to the November 15, 1996 merger (the "Merger") of Continental Cablevision, Inc. into a wholly owned subsidiary of U S WEST, Inc. ("U S WEST" or "Company") and a charge of $19 from the sale of the Company's cable television interests in Norway, Sweden and Hungary. 1995 income is before extraordinary item and includes a gain of $95 from the merger of Telewest Communications plc ("Telewest") with SBC CableComms (UK) and costs of $9 associated with the November 1, 1995, recapitalization. 1994 income includes a gain of $105 on the partial sale of U S WEST's joint venture interest in Telewest and a gain of $41 on the sale of U S WEST's paging operation. 1993 income was reduced by restructuring charges totaling $76. 1993 and 1992 income and earnings available for common stock is from continuing operations.

(3) 1996 average and common shares outstanding includes 150,615,000 shares issued related to the Merger. Effective November 1, 1995, each share of U S WEST, Inc. common stock was converted into one share each of U S WEST Communications Group common stock and U S WEST Media Group common stock. Earnings per common share for 1995 and 1994 have been presented on a pro forma basis to reflect the Media stock as if it had been outstanding since January 1, 1994. For periods prior to the recapitalization, the average common shares outstanding are assumed to be equal to the average common shares outstanding for U S WEST.

(4) Excludes debt associated with the capital assets segment, which has been discontinued and is held for sale.

                              U S WEST MEDIA GROUP
                        FINANCIAL HIGHLIGHTS (CONTINUED)

(5) Includes Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely Company-guaranteed debentures ("Preferred Securities") of $1,080 in 1996, $600 in 1995 and preferred stock subject to mandatory redemption of $51 in 1996, 1995 and 1994.

(6) Selected proportionate data is not required by GAAP or intended to replace the Combined Financial Statements prepared in accordance with GAAP. It is presented supplementally because the Media Group believes that proportionate data facilitates the understanding and assessment of its Combined Financial Statements. Proportionate accounting reflects the Media Group's relative ownership interests in operating revenues and expenses for both its consolidated and equity method investments. The table does not reflect financial data of the capital assets segment which has been discontinued and is held for sale.

                              U S WEST MEDIA GROUP

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (DOLLARS IN MILLIONS)

    Some of the information presented in or in connection with this report constitutes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors that could cause actual results to differ from expectations include: (i) greater than anticipated competition from new entrants into the cable, telephony, wireless and directories markets, (ii) the gain or loss of significant customers, (iii) regulatory changes affecting the cable and telecommunications industries, including changes that could have an impact on the competitive environment in the local exchange market, (iv) a change in economic conditions in the various markets served by the Company's operations that could adversely affect the level of demand for cable, wireless, directories or other services offered by the Company, (v) greater than anticipated competitive activity requiring new pricing for services, (vi) higher than anticipated start-up costs associated with new business opportunities, (vii) increases in fraudulent activity with respect to wireless services, or (viii) delays in the development of anticipated technologies, or the failure of such technologies to perform according to expectations.

THE RECAPITALIZATION PLAN

    On October 31, 1995, the shareholders of U S WEST, Inc., a Colorado corporation ("U S WEST Colorado"), voted to approve a proposal (the "Recapitalization Plan") adopted by the Board of Directors to reincorporate in Delaware and create two classes of common stock. Under the Recapitalization Plan, shareholders approved an Agreement and Plan of Merger between U S WEST Colorado and U S WEST, Inc., a Delaware corporation ("U S WEST" or the "Company"), pursuant to which U S WEST continued as the surviving corporation. In connection with the merger, the Certificate of Incorporation of U S WEST has been amended and restated to designate two classes of common stock of U S WEST, one class of which is authorized as U S WEST Communications Group Common Stock ("Communications Stock") and the other class which is authorized as U S WEST Media Group Common Stock ("Media Stock").

    The Communications Stock and Media Stock provide shareholders with two distinct securities that are intended to reflect separately the communications businesses of U S WEST (the "Communications Group") and the multimedia businesses of U S WEST (the "Media Group" and, together with the Communications Group, the "Groups").

    The Combined Financial Statements of the Media Group include the (i) combined historical balance sheets, results of operations and cash flows of the businesses that comprise the Media Group; (ii) assets and liabilities related to the capital assets segment, which has been discontinued and is held for sale;
(iii) corporate assets and liabilities of U S WEST and related transactions not identified with the Communications Group; and (iv) an allocated portion of the corporate expense of U S WEST. All significant intra group financial transactions have been eliminated. Transactions between the Media Group and the Communications Group have not been eliminated. For a more complete discussion of U S WEST's corporate allocation policies, see the U S WEST Media Group Combined Financial Statements -- Note 2 -- Summary of Significant Accounting Policies.

THE MEDIA GROUP

    The Media Group is comprised of: (i) cable and telecommunications network businesses outside of the Communications Group 14 state region and internationally, (ii) domestic and international wireless

                              U S WEST MEDIA GROUP

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

communications network businesses and (iii) domestic and international directory and information services businesses.

    CABLE AND TELECOMMUNICATIONS. On November 15, 1996, Continental Cablevision, Inc. ("Continental") was merged into a wholly owned subsidiary of U S WEST (the "Merger" or the "Continental Merger"). Continental, the nation's third largest cable operator, serves 4.5 million domestic customers and passes
7.4 million domestic homes. Continental holds significant domestic and international investments, including a 50 percent interest in a cable venture in Argentina, a 25 percent interest in a cable venture in Singapore, an 11 percent interest in Teleport Communications Group ("TCG"), a 10 percent interest in PRIMESTAR (a direct broadcast satellite service), telephone access businesses in Florida and Virginia, and interests in programming that include Time Warner, Inc., E! Entertainment Television and the Golf Channel. The aggregate consideration paid by Media Group to shareholders of Continental consisted of 150,615,000 shares of Media Stock valued at $2.59 billion, 20,000,000 shares of U S WEST Series D Preferred Stock with a market value of $920 million and $1.15 billion in cash. In connection with the Merger, U S WEST also assumed all of Continental's outstanding indebtedness and other liabilities, which approximated $7.0 billion at November 15, 1996, for a total purchase price of $11.7 billion. Media Group has accounted for the Merger by the purchase method of accounting. Accordingly, the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values.

    With the Continental Merger and the Company's cable systems in the Atlanta, Georgia metropolitan area ("the Atlanta Systems"), Media Group now serves 5.0 million domestic customers and passes 8.3 million domestic homes. Media Group's domestic customers are highly clustered in six large markets -- New England, California, Chicago, Atlanta, Michigan/Ohio and Florida.

    The Media Group's cable and telecommunications businesses also include an investment in Time Warner Entertainment Company L.P. ("TWE" or "Time Warner Entertainment"), the second largest provider of cable television services in the United States, and international investments including Telewest Communications, plc ("Telewest"), the largest provider of combined cable and telecommunications services in the United Kingdom. The Media Group also owns interests in cable and telecommunications properties in Argentina, Singapore, the Netherlands, Belgium, Czech Republic, Malaysia, Indonesia and Japan.

    Cable and telephony services are at the core of the Media Group's strategy. The Media Group believes that hybrid fiber-optic and coaxial ("HFC") broadband networks provide the best and most economical platform for delivery of video, data, telephony and broadband services. The Media Group plans to selectively upgrade its cable systems. Once completed, this upgrade will enhance network quality and reliability as well as provide capacity for added channels, pay-per-view offerings and targeted advertising. The upgrade will also permit the offering of new services to subscribers, such as high-speed Internet access, telephony and digital video offerings. With the Continental Merger, the Media Group believes it has achieved the scale and scope necessary to execute its strategy and capitalize on new market opportunities in enhanced cable, telephony and high-speed data services.

    WIRELESS COMMUNICATIONS. The Media Group provides domestic wireless communications services, including cellular services, in 12 western and midwestern states to a rapidly growing customer base. During 1994, Media Group signed a definitive agreement with AirTouch Communications, Inc. ("AirTouch") to combine their domestic cellular properties into a partnership in a multi-phased transaction. During Phase I, which commenced on November 1, 1995, the partners are operating their cellular properties separately. A Wireless Management Company (the "WMC") has been formed and is providing services to both companies on a contract basis. In Phase II, the partners will combine their domestic properties,

                              U S WEST MEDIA GROUP

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

subject to certain authorizations and partnership approvals. The passage of the Telecommunications Act of 1996 has removed significant regulatory barriers to completion of Phase II. In February 1997, the King County Superior Court in Washington state ruled that Media Group violated the terms of its partnership agreement with its minority partners in the Seattle market by entering into the joint venture agreement with AirTouch. Media Group has obtained a stay of the ruling pending its appeal. Similar litigation has been filed in other jurisdictions regarding other cellular partnerships by the same minority partner that brought the Seattle litigation. Media Group believes it will ultimately be successful in all such litigation. Media Group expects that Phase II closing will occur in the second half of 1997.

    Upon implementation of Phase II, management expects the joint venture interests will be approximately 74 percent AirTouch and 26 percent Media Group (assuming contribution of all domestic cellular properties). The actual interests in the joint venture at commencement of Phase II depend, among other things, on the timing of Phase II closing and the ability of the partners to combine their domestic properties. Media Group's interest will further adjust depending on the timing of the contribution of its investment in PrimeCo Personal Communications L.P. ("PrimeCo"). The timing of such contribution is at Media Group's discretion and will occur either at the closing of Phase II or a date selected by Media Group, no later than mid-1998.

    Media Group has the right to convert its joint venture interest in the domestic cellular properties into AirTouch stock ("Phase III"). Media Group's interest will be valued on a private market basis and the AirTouch common stock received by Media Group will be based on a fair public market value. In the event the value to be received by Media Group exceeds 19.9 percent of AirTouch's outstanding common stock, Media Group will receive the excess in the form of nonvoting preferred stock. Media Group has the right to initiate Phase III upon completion of Phase II of the merger and contribution of both Media Group's and AirTouch's interests in PrimeCo to the joint venture.

    Media Group also partnered with AirTouch, Bell Atlantic and NYNEX to form a venture to provide personal communications services ("PCS"), as well as a strategic national marketing and technical alliance for their wireless operations. In November, 1996, PrimeCo launched PCS service reaching 32 million people in 16 major cities nationwide. The venture purchased 11 licenses in the Federal Communication Commission's (the "FCC") PCS auction, covering 58 million people in Chicago, Dallas, Honolulu, Houston, Jacksonville, Miami, Milwaukee, New Orleans, Richmond, San Antonio and Tampa.

    Wireless networks are serving an important component of the networked world, helping customers to communicate and do business with fewer limitations on time and mobility. Pursuant to its July 25, 1994 agreement with AirTouch, and the marketing and technical alliance with Bell Atlantic Corporation and NYNEX Corporation, the Media Group is positioned to offer national product branding and achieve scale economies, in addition to negotiating favorable equipment contracts, providing national roaming capabilities and securing strong distribution channels.

    The Media Group also provides wireless communications services internationally through its 50 percent joint venture interest in One 2 One, formerly Mercury One 2 One, the world's first PCS service located in the United Kingdom. The Media Group also owns interests in wireless properties in Hungary, the Czech and Slovak Republics, Russia, Malaysia, India and Poland.

    DIRECTORY AND INFORMATION SERVICES. The Media Group's directory and information services businesses develop and package content and information services, including telephone directories, database marketing and other interactive services in domestic and international markets. The Media Group publishes approximately 320 White and Yellow Pages directories in 14 western and midwestern states and over

                              U S WEST MEDIA GROUP

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

220 directories in the United Kingdom and Poland. The Media Group also has a 50 percent interest in Listel, Brazil's largest telephone directory publisher.

    Directory and information services help buyers and sellers connect with each other in the networked world. The domestic directory business is investing for growth, focusing on new and enhanced products and services that extend the timeliness and reach of its Yellow Pages business. The Media Group is also evaluating opportunities in new markets, including the full scale rollout of Yellow Pages on the Internet.

    The following discussion is based on the U S WEST Media Group Combined Financial Statements prepared in accordance with GAAP. The discussion should be read in conjunction with the U S WEST, Inc. Consolidated Financial Statements. A discussion of the Media Group's operations on a proportionate basis follows the GAAP presentation in "Selected Proportionate Financial Data."

RESULTS OF OPERATIONS -- 1996 COMPARED WITH 1995

SALES AND OTHER REVENUES

                                                                                                            INCREASE
                                                                                                           (DECREASE)
                                                                                                      --------------------
                                                                                  1996       1995         $          %
                                                                                ---------  ---------  ---------  ---------
Directory and information services:
  Domestic....................................................................  $   1,120  $   1,058  $      62        5.9
  International...............................................................        139        122         17       13.9
                                                                                ---------  ---------  ---------  ---------
                                                                                    1,259      1,180         79        6.7
Wireless communications:
  Cellular service............................................................      1,078        845        233       27.6
  Cellular equipment..........................................................        105         96          9        9.4
                                                                                ---------  ---------  ---------  ---------
                                                                                    1,183        941        242       25.7
Cable and telecommunications:
  Domestic....................................................................        488        215        273     --
  International...............................................................          6     --              6     --
                                                                                ---------  ---------  ---------  ---------
                                                                                      494        215        279     --
Other.........................................................................         19         38        (19)     (50.0)
                                                                                ---------  ---------  ---------  ---------
Sales and other revenues......................................................  $   2,955  $   2,374  $     581       24.5
                                                                                ---------  ---------  ---------  ---------
                                                                                ---------  ---------  ---------  ---------

    Media Group sales and other revenues increased 24.5 percent, to $2,955 in 1996. Excluding the effects of the Continental Merger, sales and other revenues increased 13.9 percent. The increase was primarily due to strong growth in cellular service revenue.

                              U S WEST MEDIA GROUP

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

    DIRECTORY AND INFORMATION SERVICES. Revenues related to Yellow Pages directory advertising, which represents 98 percent of the domestic directory and information services revenue, increased 7.4 percent, to $1,102 in 1996. The increases are largely a result of a 5.7 percent increase in revenue per local advertiser (primarily a result of price increases of approximately 4.0 percent) combined with an increase of 3,000 in local advertisers during the year.

    International directory publishing revenues increased 13.9 percent to $139 in 1996. The increases are primarily a result of publishing more directories in 1996.

    WIRELESS COMMUNICATIONS. Cellular service revenues increased 27.6 percent, to $1,078 in 1996, due to a 40 percent increase in subscribers during the year (with 22 percent of the additions occurring in December), partially offset by a 12 percent drop in average revenue per subscriber to $53.00 per month. The increase in subscribers relates to continued growth in demand for wireless services. Consumers, who use cellular phones for safety and convenience, have contributed significantly to this growth in demand. The Media Group anticipates this growth trend to continue, although at decreased rates.

    New wireless competitors offering PCS services will create additional competitive pressures on pricing in Media Group markets in 1997. Pricing pressures associated with new and existing competitors, combined with the continuing shift in the customer base from businesses to consumers, will cause the average revenue per subscriber to continue to decline.

    Cellular equipment revenues increased 9.4 percent, to $105 in 1996, as a result of a 61 percent increase in units sold which was somewhat offset by lower equipment costs. A 30 percent increase in customers added during the year and the implementation of a phone exchange program for existing customers led to the increase in units sold.

    CABLE AND TELECOMMUNICATIONS. Domestic cable and telecommunications revenues increased $273, to $488 in 1996. The November 15, 1996 Continental Merger contributed $252 to the increase. Revenues related to the Atlanta Systems increased 9.8 percent, to $236, as a result of a 3.9 percent increase in revenue per subscriber to $39.36 per month (primarily a result of price increases of 6 to 7 percent) and a basic subscriber increase of 4.5 percent.

    International cable and telecommunications revenues reflect the third-quarter 1996 consolidation of Kabel Plus a.s. ("Kabel Plus"), Media Group's cable operation in the Czech Republic. The consolidation of Kabel Plus is associated with a restructuring whereby the Company's ownership interest increased to 94 percent.

                              U S WEST MEDIA GROUP

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OPERATING INCOME

                                                                                                          INCREASE
                                                                                                         (DECREASE)
                                                                                                  ------------------------
                                                                              1996       1995          $            %
                                                                            ---------  ---------  -----------  -----------
Directory and information services:
  Domestic................................................................  $     452  $     399   $      53         13.3
  International...........................................................          2         (1)          3       --
                                                                            ---------  ---------       -----   -----------
                                                                                  454        398          56         14.1
Wireless communications...................................................        243        147          96         65.3
Cable and telecommunications:
  Domestic................................................................        (13)        23         (36)      --
  International...........................................................         (7)    --              (7)      --
                                                                            ---------  ---------       -----   -----------
                                                                                  (20)        23         (43)      --
Other(1)..................................................................       (162)      (101)        (61)       (60.4)
                                                                            ---------  ---------       -----   -----------
Operating income..........................................................  $     515  $     467   $      48         10.3
                                                                            ---------  ---------       -----   -----------
                                                                            ---------  ---------       -----   -----------

------------------------------

(1) Primarily includes headquarters expenses for shared services and divisional expenses associated with equity investments.

    During 1996, Media Group operating income increased 10.3 percent, to $515. Excluding the effects of the November 15, 1996 Continental Merger, Media Group operating income increased 15.6 percent. Earnings before interest, taxes, depreciation, amortization and other ("EBITDA") increased 30.9 percent, to $937. Excluding the effects of the Merger, Media Group EBITDA increased 18.7 percent. The increases were primarily due to strong growth in wireless communications operations. The Media Group considers EBITDA an important indicator of the operating performance of its businesses. EBITDA, however, should not be considered as an alternative to operating or net income as an indicator of performance or as an alternative to cash flows from operating activities as a measure of liquidity, in each case determined in accordance with GAAP.

    DIRECTORY AND INFORMATION SERVICES. During 1996, operating income related to domestic Yellow Pages directory advertising increased 1.6 percent to $511. Revenue increases of 7.4 percent were offset by an approximate 10 percent increase in paper, printing, delivery and distribution costs and a charge of $25 to reorganize and reduce headcount in 1996. The Yellow Pages operation announced a plan to reorganize the centralized operating management into three regions to establish greater accountability and to move decision making closer to the customers. In conjunction with the reorganization, the Yellow Pages operation reduced headcount by approximately 200 people in 1996. This reorganization will be fully implemented during 1997.

    Operating losses associated with on-going product development activities are also included in domestic directory and information services. Such losses reduced domestic directory and information services operating income by $59 in 1996, compared with a reduction of $104 in 1995. The decrease in operating losses is primarily the result of exiting various product development activities in 1995.

    EBITDA related to domestic Yellow Pages directory advertising services increased 2.3 percent, to $531 in 1996, including the effects of the $25 charge to reorganize and reduce headcount in 1996. This charge caused the EBITDA margin to decline to 48.2 percent in 1996, compared with the 1995 margin of 50.6 percent.

                              U S WEST MEDIA GROUP

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    Operating income for international directory publishing operations improved slightly in 1996 as a result of revenue gains associated with publishing more directories.

    WIRELESS COMMUNICATIONS. Cellular operating income increased 65.3 percent, to $243 in 1996. The increase in operating income is a result of revenue increases associated with the rapidly expanding subscriber base combined with efficiency gains. The 1996 decline in revenue per subscriber of 12 percent has been more than offset by a combined decrease of 18 percent in the costs incurred to acquire and support customers. Customer acquisition costs include sales commissions, advertising, other selling costs and equipment costs. Customer support costs include charges for access and usage of land-line telecommunications networks, subscriber billing, customer service and general support costs, as well as costs associated with roaming, toll calls within local access and transport area ("LATA") boundaries and fraud. Support costs per subscriber have declined 24 percent in 1996. The decline is generally a result of the efficiencies gained from an expanding customer base without corresponding increases in headcount and infrastructure.

    Cellular EBITDA increased 45.5 percent during 1996, to $390. The business is continuing to realize operating scale efficiencies resulting in lower costs on a per subscriber basis. The efficiencies have contributed to an increase in 1996 cellular service EBITDA margin to 36.2 percent from 31.7 percent in 1995.

    Digital cellular services using code division multiple access technology are being introduced in the Seattle market in the first quarter of 1997. The Company plans to expand the service to six additional markets, including Denver and Phoenix, by the end of 1997. Digital networks offer much greater call capacity than analog systems.

    CABLE AND TELECOMMUNICATIONS. Cable and telecommunications results include an operating loss of $25 related to the November 15, 1996 Continental Merger. Continental's EBITDA of $87 (for the period since the Merger) was more than offset by depreciation and amortization expenses totaling $112. The depreciation and amortization expense reflects the preliminary purchase price allocation. Continental will generate operating losses for the foreseeable future because of the effects of amortization of intangible assets and depreciation associated with network upgrades.

    The Atlanta Systems contributed operating income of $12 in 1996, compared with $23 in 1995. An increase in depreciation expense related to system upgrade activities has contributed to the decline in operating income.

    International cable and telecommunications operating loss reflects the third-quarter 1996 consolidation of Kabel Plus.

    OTHER. Other operating losses include costs related to general and administrative services provided by U S WEST to the Media Group, including executive management, legal, accounting and auditing, tax, treasury, strategic planning and public policy. Also included are costs related to managing the various Media Group operations, predominantly the international operations. Other operating losses increased in 1996 primarily as a result of a change in cost allocation policy. Beginning in 1996, other operating losses include costs that are not specifically identifiable with an operating company. Previously such costs were allocated to the operating companies. Other operating losses also include a charge of $10 related to staff reductions at international headquarters in 1996.

                              U S WEST MEDIA GROUP

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

INTEREST EXPENSE AND OTHER

                                                                                            1996       1995      INCREASE
                                                                                          ---------  ---------  -----------
Interest expense........................................................................  $     168  $     100   $      68
Equity losses in unconsolidated ventures................................................        346        207         139
Guaranteed minority interest expense....................................................         55         14          41
Other expense (income) -- net...........................................................         19         (5)         24

    Interest expense increased $68, or 68 percent, primarily as a result of assuming $6.5 billion, at market value, in debt related to the Continental Merger.

    Equity losses increased $139 in 1996, primarily due to network expansion costs and additional financing costs at Telewest and One 2 One. Rapid customer growth at One 2 One also contributed to the increase. Start-up and other costs associated with new international investments located in Poland and Malaysia contributed to the increase, along with losses related to Continental's cable and telecommunications investments. Domestically, improved results from the TWE partnership, related to improvements in cable and programming operations, were more than offset by increased losses at PrimeCo as the partnership launched service in the fourth quarter of 1996. The Media Group expects PrimeCo to experience several years of operating losses associated with the start-up phase of its operations. The Media Group expects equity losses to continue to be significant in 1997 as expansion activities of its equity investments continue.

    Guaranteed minority interest expense reflects an increase of $34 related to the September 11, 1995 issuance of Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely Company-guaranteed debentures ("Preferred Securities") totaling $600, and an increase of $7 related to an additional $480 issuance of Preferred Securities on October 29, 1996.

    Other expense increased $24 in 1996, primarily as a result of a pretax charge of $31, associated with the sale of the Media Group's cable television interests in Norway, Sweden and Hungary. This charge was partially offset by foreign currency translation gains associated with loans to international ventures.

PROVISION FOR INCOME TAXES

                                                                                      1996        1995     (DECREASE)
                                                                                      -----     ---------  -----------
Provision (benefit) for income taxes.............................................   $      (2)  $     163   $    (165)
Effective tax rate...............................................................         2.7%       52.9%     --

    The decrease in the effective tax rate is primarily a result of a shift from pretax earnings to pretax losses, additional goodwill amortization associated with the Continental Merger and a one-time benefit associated with the leveraged lease portfolio.

NET INCOME (LOSS)

    During 1996, the Media Group recorded a net loss of $71, ($0.16 per share), compared to net income before extraordinary item of $145, ($0.30 per share), in 1995. Excluding the effects of the November 15, 1996 Continental Merger, the Media Group would have been break-even. The decline in 1996 net income, excluding Continental, is primarily due to the effects of a 1995 gain of $95, ($0.20 per share), from the merger of Telewest with SBC CableComms (UK) and higher equity losses related to international and

                              U S WEST MEDIA GROUP

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

domestic growth initiatives. The declines were partially offset by improvement in the domestic cellular operation. Media Group losses will be significant in 1997 and beyond as a result of the Continental Merger.

    During 1995, the Media Group incurred an extraordinary loss of $4, net of a tax benefit of $2, related to the early retirement of debt by TWE and incurred after-tax costs of $9 associated with the Recapitalization Plan.

RESULTS OF OPERATIONS -- 1995 COMPARED WITH 1994

SALES AND OTHER REVENUES

                                                                                                      INCREASE
                                                                                1995       1994      (DECREASE)
                                                                              ---------  ---------  -------------
Directory and information services:
  Domestic..................................................................  $   1,058  $     997    $      61
  International.............................................................        122         78           44
                                                                              ---------  ---------        -----
                                                                                  1,180      1,075          105
Wireless communications:
  Cellular service..........................................................        845        633          212
  Cellular equipment........................................................         96        120          (24)
  Paging sales and service(1)...............................................     --             28          (28)
                                                                              ---------  ---------        -----
                                                                                    941        781          160
Cable and telecommunications................................................        215         18          197
Other.......................................................................         38         34            4
                                                                              ---------  ---------        -----
Sales and other revenues....................................................  $   2,374  $   1,908    $     466
                                                                              ---------  ---------        -----
                                                                              ---------  ---------        -----

------------------------------

(1) The paging business was sold in June 1994. Results reflect operations for the six months ending June 30, 1994.

    Media Group sales and other revenues increased 15 percent, to $2,374 in 1995, excluding the effects of the 1994 Atlanta Systems acquisition and sale of the paging business. The increase was primarily due to strong growth in cellular service revenue.

    DIRECTORY AND INFORMATION SERVICES. Revenues related to Yellow Pages directory advertising increased 6.4 percent, to $1,026 in 1995. The increase was a result of price increases of 4.5 percent, higher revenue per advertiser and an increase in Yellow Pages advertising volume.

    International directory publishing revenues increased $44 in 1995, primarily due to Media Group's May 1994 purchase of Thomson Directories. The remaining increase is due to an increase in advertisers and revenue per advertiser.

    WIRELESS COMMUNICATIONS. Cellular service revenues increased 34 percent, to $845 in 1995, due to a 51 percent increase in subscribers during the year (with 20 percent of the additions occurring in December), partially offset by a 13 percent drop in average revenue per subscriber to $60.00 per month. The increase in subscribers relates to continued growth in demand for wireless services.

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

    CABLE AND TELECOMMUNICATIONS. Domestic cable and telecommunications revenues increased $197 in 1995, due to the December 1994 acquisition of the Atlanta Systems.

OPERATING INCOME

                                                                                                               INCREASE
                                                                                         1995       1994      (DECREASE)
                                                                                       ---------  ---------  -------------
Directory and information services:
  Domestic...........................................................................  $     399  $     397    $       2
  International......................................................................         (1)        (1)      --
                                                                                       ---------  ---------        -----
                                                                                             398        396            2
Wireless communications:
  Cellular...........................................................................        147         82           65
  Paging sales and service(1)........................................................     --              6           (6)
                                                                                       ---------  ---------        -----
                                                                                             147         88           59
Cable and telecommunications.........................................................         23     --               23
Other(2).............................................................................       (101)       (95)          (6)
                                                                                       ---------  ---------        -----
Operating income.....................................................................  $     467  $     389    $      78
                                                                                       ---------  ---------        -----
                                                                                       ---------  ---------        -----

------------------------------

(1) The paging business was sold in June 1994. Results reflect operations for six months ending June 30, 1994.

(2) Primarily includes headquarters expenses for shared services and divisional expenses associated with equity investments.

    During 1995, Media Group operating income increased 13 percent, to $467, excluding the effects of the 1994 Atlanta Systems acquisition and sale of the paging business. EBITDA increased approximately 16 percent, to $716, on a comparable basis. The increases were primarily due to strong growth in wireless communications operations.

    DIRECTORY AND INFORMATION SERVICES. During 1995, operating income related to domestic Yellow Pages directory advertising increased $40. Revenue increases of $61 and general cost savings of $15, including $8 associated with assuming the management of certain data base services from the Communications Group, contributed to the increase. The revenue gains and cost savings were partially offset by operating cost increases of $36, primarily due to an 11 percent increase in paper, printing, delivery and distribution costs. New product development activities reduced domestic directory and information services operating income by $104 in 1995, compared with a reduction of $66 in 1994. This is a result of higher costs associated with the development of new database marketing and interactive services, including a one-time charge of $8 to exit certain product lines.

    EBITDA related to domestic Yellow Pages directory advertising services increased 9 percent, to $519 in 1995. Expansion of the business combined with cost savings led to an EBITDA margin related to the Yellow Pages operations of
50.6 percent in 1995, compared with 49.4 percent in 1994.

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

    WIRELESS COMMUNICATIONS. Cellular operating income increased 79 percent, to $147 in 1995. The increase in operating income is a result of revenue increases associated with the rapidly expanding subscriber base combined with efficiency gains. The 1995 decline in revenue per subscriber of 13 percent has been more than offset by decreases in the cost incurred to acquire and support customers. Support costs per subscriber have declined 20 percent in 1995. The decline is generally a result of the efficiencies gained from an expanding customer base without corresponding increases in headcount and infrastructure. The acquisition cost per subscriber added decreased 6 percent in 1995 as a result of the expanding customer base and shifts in the distribution channel, resulting in generally less costly subscriber additions.

    Cellular EBITDA increased 49 percent during 1995, to $268. The business is realizing operating scale efficiencies that have resulted in lower costs on a per subscriber basis. The efficiencies have resulted in an increase in 1995 cellular service EBITDA margin to 31.7 percent from 28.4 percent in 1994.

    CABLE AND TELECOMMUNICATIONS. Cable and telecommunications operating income reflects the December 1994 acquisition of the Atlanta Systems. The Atlanta Systems contributed operating income of $23 and EBITDA of $100 in 1995.

    OTHER. Other operating income decreased primarily due to costs associated with growth in international operations.

INTEREST EXPENSE AND OTHER

                                                                                                          INCREASE
                                                                                    1995       1994      (DECREASE)
                                                                                  ---------  ---------  -------------
Interest expense................................................................  $     100  $      66    $      34
Equity losses in unconsolidated ventures........................................        207        121           86
Other income....................................................................          5         46          (41)

    Interest expense increased $34, or 52 percent, primarily as a result of financing costs associated with the December 1994 acquisition of the Atlanta Systems, new domestic and international investments, and a reclassification of debt from net investment in assets held for sale.

    Equity losses increased $86 in 1995, primarily due to costs related to expansion of the network and additional financing costs at Telewest; and additional costs associated with the significant increase in customers at One 2 One. Start-up and other costs associated with new international cable and telecommunications investments primarily located in the Czech Republic and Malaysia also contributed to the increase. These increased losses were partially offset by earnings in the European wireless operations and gains related to movement in foreign currency exchange rates. Losses related to domestic investments in TWE and PrimeCo also increased.

    Other income decreased $41, or 89 percent, primarily as a result of increased minority interest expense associated with the domestic cellular operations, costs associated with the Recapitalization Plan and a 1994 gain on sale of nonstrategic operations.

                              U S WEST MEDIA GROUP

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

PROVISION FOR INCOME TAXES

                                                                                          1995       1994      (DECREASE)
                                                                                        ---------  ---------  -------------
Provision for income taxes............................................................  $     163  $     204    $     (41)
Effective tax rate....................................................................       52.9%      42.5%      --

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

NET INCOME

    1995 net income includes a gain of $95 from the merger of Telewest with SBC CableComms (UK) and $9 for costs associated with the Recapitalization Plan. During 1995, the Media Group also incurred an extraordinary loss of $4, net of a tax benefit of $2, related to the early retirement of debt by TWE.

    1994 net income includes gains of $105 from the partial sale of Media Group's joint venture interest in Telewest and a gain of $41 from the sale of Media Group's paging operations.

    During 1995, net income declined 55 percent, to $59, excluding the effects of the one-time items. The decline is due primarily to higher equity losses related to international growth initiatives and increased amortization and interest expense.

LIQUIDITY AND CAPITAL RESOURCES -- THREE YEARS ENDED DECEMBER 31, 1996

    OPERATING ACTIVITIES. Cash provided by operating activities increased $52 in 1996, to $692. During 1996, a hedging premium payment reduced cash provided by operations by $32. Adjusted for this payment, cash provided by operations increased $84, or 13.1 percent. Growth in operations from the cellular business, the Yellow Pages business and the November 15, 1996 Continental Merger contributed to the increase. This growth was partially offset by an increase in interest payments associated with increased debt levels resulting from the Continental Merger and domestic and international expansion activities.

    The Media Group expects that cash from operations will not be adequate to fund expected cash requirements in the next four to five years. In 1997, asset sales, primarily related to certain international and Continental investments, are expected to generate approximately $1 billion in cash. These asset sales, combined with cash generated from operations, will not be adequate to fund expected cash requirements in 1997. Additional financing will come primarily from new short-term debt.

    Cash provided by operating activities increased $89 in 1995, to $640. During 1995, an income tax payment related to the 1994 partial sale of the Media Group's joint venture interest in Telewest reduced cash provided by operations by $60. Adjusted for this income tax payment, operating cash flow of the Media Group increased $149. Growth in operations from the cellular business and acquisition of the Atlanta Systems contributed to the increase. Growth in operating cash flow from directory and information services operations has been reduced by investments related to its growth initiatives. Operating cash flow from Media Group businesses was partially offset by a significant increase in income taxes paid in 1995, primarily due to lower tax benefits generated from the investment in TWE.

    INVESTING ACTIVITIES. Total capital expenditures of the Media Group were $652, $363 and $349 in 1996, 1995 and 1994, respectively. Results include Continental capital expenditures of $131 incurred since the

                              U S WEST MEDIA GROUP

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Continental Merger. The Media Group anticipates that the capital requirements to upgrade the Continental systems to provide telephony, high-speed data and other broadband services will be significant over the next four to five years. In 1997, the Media Group anticipates spending $1.3 billion to continue the upgrade of its domestic cable network. Capital requirements related to the domestic cellular operations are expected to be approximately $280 in 1997. The actual domestic cellular capital requirements could vary depending on the timing of entering Phase II of the joint venture agreement with AirTouch.

    In March 1995, PrimeCo was awarded PCS licenses in 11 markets. The Media Group's share of the cost of the licenses was approximately $268, all of which was funded in 1995. In 1996, the Media Group invested an additional $132 to fund network build activities. Under the PrimeCo partnership agreement, Media Group is required to fund approximately 24 percent of PrimeCo's operating and capital costs, including licensing costs. Media Group anticipates that its total funding obligations to PrimeCo during the next two years will be approximately $250 to $350. The actual funding requirements could vary depending on the timing of contribution of the Company's interest in PrimeCo to the WMC.

    Investing activities of the Media Group include equity investments in international ventures. The Media Group invested $243, $681 and $444 in international ventures in 1996, 1995 and 1994, respectively. Investments in 1996 include loans provided to One 2 One, the purchase of a 23 percent interest in a venture to provide wireless service in Poland and the purchase of a 28 percent interest in a venture in Belgium to provide telephony services on the cable network. In 1995, the Media Group invested $681 in international ventures in Malaysia, the Netherlands, Czech Republic and United Kingdom. The Media Group invested approximately $444 in developing international businesses in 1994, including the acquisition of Thomson Directories. The Media Group anticipates that investments in international ventures will approximate $420 in 1997. This includes investments to provide digital wireless service in India and to fund expansion at One 2 One. Additionally, Media Group may contribute equity in 1997 to ventures acquired from Continental.

    In connection with its review of the financial and operating performance, market value and capital requirements of its international investment portfolio, management has identified certain international investments it believes are appropriate to sell or restructure under acceptable terms. Management expects that sales proceeds could approximate $300 in 1997. In January 1997, the Company sold its 5 percent interest in a French wireless venture for proceeds of $82. Additionally, U S WEST is pursuing a possible sale or restructuring of Continental's joint venture interest in Optus Vision Pty Ltd, an Australian cable/ telephony venture.

    In 1994, the Media Group received cash proceeds of $143 from the sale of its paging operations. The Media Group did not receive cash from the 1994 partial sale of its joint venture interest in Telewest. All proceeds from the 1994 sale have been used by Telewest for general business purposes, including financing both construction and operations, and repaying debt.

    FINANCING ACTIVITIES. Media Group debt at December 31, 1996 was $8,853, an increase of $6,752 compared with December 31, 1995. The increase is primarily a result of assuming Continental debt totaling $6,525 (at market value) on November 15, 1996. Concurrently, the Company refinanced $3,657 of the assumed debt with U S WEST commercial paper. In January 1997, the Company issued medium- and long-term debt totaling $4.1 billion, at a weighted average rate of 7.47 percent. The proceeds were used to refinance the commercial paper. Accordingly, such commercial paper is classified as long-term debt in the accompanying U S WEST Media Group Combined Balance Sheet at December 31, 1996. Also in January 1997, the Company paid the cash portion of the Merger consideration totaling $1,150. This payment was financed with U S WEST commercial paper.

                              U S WEST MEDIA GROUP

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    The assumption of Continental's debt, in conjunction with the Merger, has resulted in a downgrading of U S WEST's credit ratings. Senior unsecured debt and commercial paper ratings by Moody's, Standard & Poor's and Duff & Phelps were Baa1, BBB+ and BBB+, and P2, A2, and D-2, respectively. The Media Group recognizes that the successful implementation of its strategy will require access to the capital markets at reasonable costs.

    Media Group from time to time engages in preliminary discussions regarding restructurings, dispositions and other similar transactions. Any such transaction may include, among other things, the transfer of certain assets, businesses or interests, or the incurrence or assumption of indebtedness, and could be material to the financial condition and results of operations of U S WEST and the Media Group. There is no assurance that any such discussions will result in the consummation of any such transaction.

    In 1996, U S WEST issued $254 of exchangeable notes, or Debt Exchangeable for Common Stock ("DECS"), due May 15, 1999. Upon maturity, each DECS will be mandatorily exchanged by U S WEST for shares of Financial Security Assurance Holdings Ltd. ("FSA") held by Media Group or, at U S WEST's option, redeemed at the cash equivalent. The capital assets segment currently holds approximately 40 percent of the outstanding FSA common stock. On October 29, 1996, the Company refinanced commercial paper through the issuance of 8.25 percent Preferred Securities totaling $480. The payment of interest and redemption amounts to holders of the Preferred Securities are fully and unconditionally guaranteed by U S WEST. Subsequent to the Continental Merger, Media Group purchased and placed into treasury 15,916,000 shares of Media Stock at an average price of $18.66 per share, for a cost basis of $297. In January 1997, Media Group purchased and placed into treasury an additional 2,835,000 shares of Media Stock, for a cost basis of $53.

    During 1995, debt increased $287 primarily due to new investments in international ventures, cash funding of the PCS licenses and a reclassification of debt from net investment in assets held for sale. During fourth-quarter 1995, U S WEST issued $130 of DECS, due December 15, 1998. Upon maturity, each DECS will be mandatorily exchanged by U S WEST for shares of Enhance Financial Services Group, Inc. ("Enhance") or, at U S WEST's option, redeemed at the cash equivalent. At December 31, 1996, the capital assets segment held 30.1 percent of the outstanding Enhance common stock. These increases in debt were partially offset by reductions of debt in 1995 related to the investment in TWE and a refinancing of commercial paper by issuing $600 of Preferred Securities. The payment of interest and redemption amounts to holders of the Preferred Securities are fully and unconditionally guaranteed by U S WEST.

    Debt increased $288 in 1994, primarily due to the December 1994 acquisition of the Atlanta Systems, partially offset by reductions in debt related to the investment in TWE. The cash investment related to the acquisition of the Atlanta Systems was $745, obtained through short-term borrowings.

    U S WEST has commitments and debt guarantees associated with its international investments in the principal amount of approximately $700. In addition, a wholly owned subsidiary of U S WEST guarantees debt associated with its international investment in the principal amount of approximately $350. U S WEST also guarantees approximately $170 in commitments related to its domestic investments.

    Excluding debt associated with the capital assets segment, the Media Group's percentage of debt to total capital at December 31, 1996, was 50.3 percent compared with 29.1 percent at December 31, 1995. Including debt associated with the capital assets segment, Preferred Securities and mandatorily redeemable preferred stock, the Media Group's percentage of debt to total capital was 57.8 percent at December 31, 1996 and 44.2 percent at December 31, 1995. The increase in the percentage of debt to total capital in 1996 is a result of the increase in debt associated with the Continental Merger.

                              U S WEST MEDIA GROUP

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    U S WEST maintains a commercial paper program to finance short-term cash flow requirements, as well as to maintain a presence in the short-term debt market. U S WEST maintains lines of credit aggregating approximately $4.5 billion, which are available to both the Media Group and the nonregulated subsidiaries of the Communications Group in accordance with their borrowing needs. Under registration statements filed with the Securities and Exchange Commission ("SEC"), as of December 31, 1996, U S WEST is permitted to issue up to approximately $620 of new debt securities, available to both the Media Group and the nonregulated subsidiaries of the Communications Group.

    Debt related to the capital assets segment, which is held for sale, decreased $315, $487 and $213 in 1996, 1995 and 1994, respectively, as a result of funds generated from asset sales. For financial reporting purposes, debt of the capital assets segment is netted against the related assets. See Media Group Combined Financial Statements -- Note 20 -- Net Investment in Assets Held for Sale.

    The Media Group reinvests earnings, if any, for future growth and does not expect to pay dividends on the Media Stock in the foreseeable future.

    RISK MANAGEMENT. U S WEST is exposed to market risks arising from changes in interest rates and foreign exchange rates. Derivative financial instruments are used to manage these risks. U S WEST does not use derivative financial instruments for trading purposes.

    INTEREST RATE RISK MANAGEMENT. The objective of the interest rate risk management program is to minimize the total cost of debt over time and the debt's interest variability. This is achieved through interest rate swaps, which adjust the ratio of fixed- to variable-rate debt.

    Notional amounts of interest rate swaps and cap agreements outstanding were $2,265 and $825 as of December 31, 1996 and 1995, respectively. 1996 includes notional amounts for interest rate swaps and cap agreements of $1,500 that were assumed in the Continental Merger. These contracts have various maturities that extend to 2004. A 25 basis point increase in interest rates would create a gain of $3 in the market value of interest rate contracts. Likewise, a 25 basis point decrease in interest rates would create a loss of $3 in the market value of interest rate contracts.

    During fourth-quarter 1996, U S WEST purchased put options for $1.5 billion notional of U.S. Treasury Bonds to protect against an increase in interest rates in conjunction with the 1997 debt refinancing. A deferred gain of $5 was recognized in January 1997 at contract closing. The deferred gain will be recognized as a yield adjustment over the life of the debt, which matures at various dates through 2027.

    FOREIGN EXCHANGE RISK MANAGEMENT. U S WEST enters into forward and zero-cost combination option contracts to manage the market risks associated with fluctuations in foreign exchange rates after consideration of offsetting foreign exposures among international operations. The use of forward and option contracts allow U S WEST to fix or cap the cost of firm foreign investment commitments and the repayment of foreign currency denominated short-term receivables in countries with freely convertible currencies. The market values of the foreign exchange positions, including the hedging instruments, are continuously monitored and compared with predetermined levels of acceptable risk.

    As of December 31, 1996, 1995 and 1994, notional amounts of foreign exchange forward and option contracts outstanding were $0, $456 and $170, respectively. These contracts were primarily for the purchase of Dutch guilders and British pounds in 1995 and British pounds in 1994. In January and February 1997, the Company entered into foreign exchange forward contracts in notional amounts totaling

                              U S WEST MEDIA GROUP

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

$170 for the purchase and/or sale of British pounds, Japanese yen and French francs. All foreign exchange contracts have maturities of one year or less.

    The Media Group had British pound-denominated receivables in the translated principal amounts of $250, $139 and $48 at December 31, 1996, 1995 and 1994, respectively. The Media Group also had foreign exchange risks associated with a Dutch guilder-denominated payable in the translated principal amount of $216 at December 31, 1995, which was repaid in February 1996. These positions were partially hedged in 1996 and 1995. In 1997, these positions are no longer hedged.

DISPOSITION OF THE CAPITAL ASSETS SEGMENT

    U S WEST announced a plan of disposition of the capital assets segment in June 1993. See the Media Group Combined Financial Statements -- Note 20 -- Net Investment in Assets Held for Sale.

    Effective January 1, 1995, the capital assets segment is being accounted for in accordance with Staff Accounting Bulletin No. 93, issued by the SEC, which requires discontinued operations not disposed of within one year of the measurement date to be accounted for prospectively in continuing operations as a net investment in assets held for sale. The net realizable value of the assets are reevaluated on an ongoing basis with adjustments to the existing reserve, if any, being charged to continuing operations. No adjustments were required in 1996 or 1995.

    During 1994, Media Group reduced its ownership interest in FSA, a member of the capital assets segment, to 60.9 percent and its voting interest to 49.8 percent through a series of transactions. In May and June 1994, Media Group sold
8.1 million shares of FSA common stock and received $154 in net proceeds from a public offering. In December 1995, FSA merged with Capital Guaranty Corporation for shares of FSA and cash of $51. The transaction was valued at approximately $203 and reduced Media Group's ownership interest in FSA to 50.3 percent and its voting interest to 41.7 percent. During the second quarter of 1996, Media Group received $98 from the sale of 3,750,000 shares of FSA common stock. This sale reduced Media Group's ownership in FSA to approximately 40 percent. Also in second-quarter 1996, U S WEST issued $254 of exchangeable notes, or DECS, due May 15, 1999. Upon maturity, each DECS will be mandatorily exchanged by U S WEST for shares of FSA held by Media Group or, at U S WEST's option, redeemed at the cash equivalent.

    On September 2, 1994, U S WEST issued to Fund American Enterprises Holdings Inc. ("FFC") 50,000 shares of cumulative redeemable preferred stock for a total of $50. The shares are mandatorily redeemable in year ten and, at the option of FFC, the preferred stock also can be redeemed for common shares of FSA. The shares of FSA to be delivered upon maturity of the DECS, combined with the exercise of outstanding options held by FFC to purchase FSA shares would, if consummated, result in a complete disposition of Media Group's ownership in FSA.

    U S WEST Real Estate, Inc. has sold various assets totaling $156, $120 and $327 in 1996, 1995, and 1994, respectively. The sales proceeds were in line with estimates. Proceeds from building sales were primarily used to repay related debt. Media Group expects to substantially complete liquidation of this portfolio by 1998. The remaining balance of assets subject to sale is approximately $287, net of reserves, as of December 31, 1996.

                              U S WEST MEDIA GROUP

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

COMPETITIVE AND REGULATORY ENVIRONMENT

    CABLE AND TELECOMMUNICATIONS. The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") authorizes the FCC to set standards for governmental authorities to regulate the rates for certain cable television services, except for services offered on a per-channel or per-program basis. Pursuant to authority granted under the 1992 Cable Act, the FCC adopted a series of rate regulations. The FCC also publicly announced that it would consider "social contracts" as an alternative form of rate regulation for cable operators. Continental's social contract with the FCC was adopted by the FCC on August 3, 1995 and amended on August 21, 1996 to include systems recently acquired by Continental. The social contract is a six-year agreement covering all of Continental franchises, including those that were unregulated, and settled Continental's pending rate cases. As part of the resolution, Continental agreed to, among other things, invest at least $1.7 billion in domestic system rebuilds and upgrades through 2000, to expand channel capacity and improve system reliability and picture quality. At December 31, 1996, $870 is remaining on this commitment. Continental also agreed to reduce its benchmark broadcast service tier service rates.

    The social contract also provides that, if the laws and regulations applicable to services offered in any Continental franchise change in a manner that would have a material favorable financial impact on Continental, Media Group may petition the FCC to terminate the social contract.

    The Telecommunications Act of 1996 (the "Telecommunications Act") establishes a pro-competitive, de-regulatory policy framework for the telecommunications industry. Under the Telecommunications Act, cable programming service tier rates are deregulated effective March 31, 1999, or earlier if competition exists. The Telecommunications Act allows telephone companies to build and operate cable systems in their local markets and sets forth the conditions for voice and data competition in the local telephone market. This legislation will enable the Media Group to provide "one-stop shopping" for voice, video and data services. The Media Group has received certification from the Georgia Public Service Commission to provide local switched and nonswitched telephone service in Georgia and, with the passage of the Telecommunications Act, certain long-distance services. The Media Group has negotiated local interconnection rates, terms and conditions with BellSouth and is planning on entering the local exchange market, through the Atlanta Systems, on a competitive basis during 1997.

    Cable television systems are also subject to local regulation, typically imposed through the franchising process. Local officials may be involved in the initial franchise selection, system design and construction, safety, rate regulation, customer service standards, billing practices, community-related programming and services, franchise renewal and imposition of franchise fees.

    Cable systems compete for viewer attention with programming from a variety of sources, including the direct reception of broadcast television signals by the viewer's own antenna, satellite master antenna service and direct broadcast satellite services. Cable television systems also compete for both viewers and advertising in varying degrees with other communications and entertainment media. Such competition may increase with the development and growth of new technologies.

    WIRELESS COMMUNICATIONS. The wireless operations are subject to regulation by federal and some state and local authorities. Pursuant to the Communications Act of 1934, the FCC regulates the construction, transfer and operation of cellular systems in the United States and regulates licensing and technical standards for the provision of cellular telephone service. Pursuant to Congress' 1993 Omnibus Budget Reconciliation Act, the FCC adopted rules preempting state and local governments from regulating wireless entry and most rates.

                              U S WEST MEDIA GROUP

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    The passage of the Telecommunications Act eliminates long-distance restrictions imposed by the Modified Final Judgment. As a result, the Media Group, including its wireless partners, has begun to offer integrated local and long-distance telecommunications services. On August 8, 1996, the FCC established a framework of minimum national rules that will enable the states and the FCC to begin implementing the local competition provision of the Telecommunications Act. Among other things, the order stipulates that wireline and wireless carriers are entitled to reciprocal compensation arrangements and that local exchange carriers ("LEC") may not charge a wireless carrier for terminating LEC-originated traffic.

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

    DIRECTORY AND INFORMATION SERVICES. Media Group may face emerging competition in the provision of interactive services from cable and entertainment companies, on-line services and other information providers. Directory listings are being offered via electronic databases through telephone company and third party networks. As such offerings expand and are enhanced through interactivity and other features, Media Group may experience heightened competition in its directory publishing businesses. With the passage of the Telecommunications Act, Media Group is able to provide certain information services across LATA boundaries.

                              U S WEST MEDIA GROUP

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

SELECTED PROPORTIONATE FINANCIAL DATA

    The following table reflects the significant entities included in the Media Group Combined Financial Statements and the percent ownership by industry segment. The proportionate financial and operating data for these entities are summarized in the proportionate data table that follows:

             CABLE AND TELECOMMUNICATIONS             WIRELESS COMMUNICATIONS             DIRECTORY AND INFORMATION SERVICES
           --------------------------------  -----------------------------------------  ---------------------------------------
              DOMESTIC      INTERNATIONAL          DOMESTIC           INTERNATIONAL         DOMESTIC          INTERNATIONAL

    C       Continental    Kabel Plus a.s.    U S WEST NewVector         Russian          U S WEST DEX     Thomson Directories
    O       Cablevision    (Czech Republic)         91%(1)          Telecommunications      100%(2)               (UK)
    N           100%             94%                                Development Corp.                             100%
    S         Atlanta                                                    (Russia)                               U S WEST
    O         Systems                                                     66.5%                                  Polska
    L           100%                                                                                            (Poland)
    I                                                                                                             100%
    D
    A
    T
    E
    D

    E           TWE            Telewest             PrimeCo             One 2 One                                Listel
    Q          25.51%            (UK)                 24%                  (UK)                                 (Brazil)
    U                           26.8%                                      50%                                     50%
    I                        A2000 (KTA)                                  Westel
    T                       (Netherlands)                              Radiotelefon
    Y                            50%                                    (Hungary)
                              Binariang                                    49%
    M                       Communications                              Westel 900
    E                          Sdn Bhd                                  (Hungary)
    T                         (Malaysia)                                  46.6%
    H                            20%                                     EuroTel
    O                          ARIAWEST                              (Czech & Slovak
    D                        (Indonesia)                                Republics)
                                 35%                                      24.5%
                           Telenet Flanders                          Polska Telefonia
                              (Belgium)                                  (Poland)
                                 28%                                      22.5%
                               Fintelco                                BPL U S WEST
                             (Argentina)                               Cellular Ltd
                                 50%                                     (India)
                                                                           49%

------------------------------

(1) Proportionate information reflects an approximate 9 percent minority interest in NewVector's underlying operations.

(2)  Formerly U S WEST Marketing Resources Group, Inc.

                              U S WEST MEDIA GROUP

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    The following table and discussion is not required by GAAP or intended to replace the Combined Financial Statements prepared in accordance with GAAP. It is presented supplementally because the Media Group believes that proportionate financial and operating data facilitate the understanding and assessment of its Combined Financial Statements. Proportionate accounting reflects Media Group's relative ownership interests in operating revenues and expenses for both its consolidated and equity method investments. The financial information included below departs materially from GAAP because it aggregates the revenues and operating income of entities not controlled by the Media Group with those of the consolidated operations of the Media Group. The table does not reflect financial data of the capital assets segment, which had net assets of $409, $429 and $302 at December 31, 1996, 1995 and 1994, respectively. Previously reported amounts have been reclassified to conform with current year presentation.

                                   CABLE AND TELE-               WIRELESS               DIRECTORY AND
                                    COMMUNICATIONS            COMMUNICATIONS         INFORMATION SERVICES
                               ------------------------  ------------------------  ------------------------    CORP. &
                               DOMESTIC(1)   INTERN'L     DOMESTIC     INTERN'L     DOMESTIC     INTERN'L     OTHER(2)      TOTAL
                               -----------  -----------  -----------  -----------  -----------  -----------  -----------  ---------
FINANCIAL DATA:
YEAR ENDED 1996
Revenue......................   $   3,267    $     251    $   1,075    $     436    $   1,120    $     206    $      12   $   6,367
EBITDA.......................         776          (50)         307           (2)         488           20          (66)      1,473
Operating income (loss)......         191         (177)         165         (102)         452            6          (76)        459
Net income (loss)............        (101)        (215)          87          (98)         268            1          (13)        (71)
Debt.........................                                                                                                11,722
YEAR ENDED 1995
Revenue......................   $   2,643    $     128    $     818    $     295    $   1,058    $     142    $      31   $   5,115
EBITDA.......................         582          (55)         224          (40)         424            3           11       1,149
Operating income (loss)......         181         (117)         116          (92)         399          (10)          (1)        476
Net income (loss)............         (55)          18           56          (80)         247          (13)         (32)        141
Debt.........................                                                                                                 4,417
YEAR ENDED 1994
Revenue......................   $   2,176    $      85    $     657    $     186    $     997    $      79    $      33   $   4,213
EBITDA.......................         444          (42)         163          (68)         417            2          (14)        902
Operating income (loss)......         138          (73)          81         (103)         397           (8)         (31)        401
Net income (loss)............         (41)          65           74          (68)         252           (4)          (2)        276
Debt.........................                                                                                                 3,865

                                                   (FOOTNOTES ON FOLLOWING PAGE)

                              U S WEST MEDIA GROUP

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                          CABLE AND TELE-             WIRELESS               DIRECTORY AND
                                           COMMUNICATIONS          COMMUNICATIONS         INFORMATION SERVICES
                                       ----------------------  ----------------------  --------------------------
                                       DOMESTIC(1)  INTERN'L    DOMESTIC    INTERN'L     DOMESTIC      INTERN'L      TOTAL
                                       -----------  ---------  -----------  ---------  -------------  -----------  ----------
OPERATING DATA
 (THOUSANDS):
YEAR ENDED 1996
Subscribers/advertisers..............       7,562       1,224       1,882         509          482           260       11,919
Homes passed.........................      12,191       3,015      --          --           --            --           15,206
POPs(3)..............................      --          --          34,220      77,320       --            --          111,540
Telephone lines......................      --             303      --          --           --            --              303
YEAR ENDED 1995
Subscribers/advertisers..............       2,908         617       1,339         308          479           271        5,922
Homes passed.........................       4,551       1,172      --          --           --            --            5,723
POPs(3)..............................      --          --          33,800      44,300       --            --           78,100
Telephone lines......................      --             141      --          --           --            --              141
YEAR ENDED 1994
Subscribers/advertisers..............       2,372         226         817         169          468           147        4,199
Homes passed.........................       3,952         576      --          --           --            --            4,528
POPs(3)..............................      --          --          18,900      38,300       --            --           57,200
Telephone lines......................      --              69      --          --           --            --               69

------------------------------

(1) The proportionate results include Media Group's 25.51 percent pro-rata priority and residual equity interests in reported TWE results. The reported TWE results are prepared in accordance with GAAP and have not been adjusted to report TWE investments accounted for under the equity method on a proportionate basis.

(2) Includes costs related to general and administrative services, including services provided by U S WEST to the Media Group. Beginning in 1996, certain of these costs are no longer assigned to operating companies.

(3) POPs are the estimated market population multiplied by Media Group's ownership interest in the market.

PROPORTIONATE RESULTS OF OPERATIONS -- 1996 COMPARED WITH 1995

    In 1996, proportionate Media Group revenue increased 24 percent, to $6.4 billion, and EBITDA increased 28 percent, to $1.47 billion. Excluding the effects of the Continental Merger, proportionate revenue increased 19 percent and EBITDA increased 22 percent. Strong growth in both wireless communications and domestic cable and telecommunications contributed to the increases. Media Group's objective is to increase proportionate EBITDA at a rate of 20 percent annually.

    CABLE AND TELECOMMUNICATIONS. During 1996, the domestic cable and telecommunications proportionate revenue increased 24 percent, to $3,267, and proportionate EBITDA increased 33 percent, to $776. Excluding the effects of the Continental Merger, proportionate revenue and EBITDA increased 14 percent and 18 percent, respectively. The growth is primarily due to the TWE cable, programming and filmed entertainment operations. TWE cable improvements are attributed to normalized subscriber growth of 3.6 percent.

    During 1996, international cable and telecommunications proportionate revenue almost doubled to $251 and proportionate EBITDA improved $5 to ($50). Approximately one-third of the revenue increase is related to customer growth at Telewest. The remaining increase is from new ventures, including Continental ventures, offset by the 1996 sale of the Company's cable television interests in Norway, Sweden and Hungary. A $14 increase in proportionate EBITDA at Telewest was more than offset by losses

                              U S WEST MEDIA GROUP

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

related to start-up operations, the sale of Norway, Sweden and Hungary and losses related to Continental ventures. Cable television subscribers of Telewest and its affiliates increased to 600,000 at December 31, 1996, a 31 percent increase compared with 1995, and telephone access lines increased 47 percent during the last twelve months, to 773,000.

    WIRELESS COMMUNICATIONS. During 1996, domestic wireless proportionate revenue increased 31 percent, to $1,075, and proportionate EBITDA increased 37 percent, to $307. Excluding losses generated by the start-up of PrimeCo, proportionate EBITDA increased 50 percent in 1996. This increase is due to a 40 percent increase in proportionate subscribers partially offset by a decrease in average revenue per subscriber.

    International wireless communications proportionate revenue increased 48 percent, to $436, and proportionate EBITDA increased $38, to ($2). One 2 One and the Hungarian wireless operations contributed almost two-thirds of the revenue increase and nearly 90 percent of the EBITDA increase. The remaining contribution is from new ventures. The increases are a result of rapid growth in the subscriber base, related to service area expansion and aggressive marketing in the case of One 2 One and the introduction of digital services in Hungary. One 2 One customers grew 45 percent in 1996 and account for 50 percent of the Media Group's international wireless customers. The Media Group's share of international wireless customers grew to 509,000 at December 31, 1996, a 65 percent increase compared with 1995.

    DIRECTORY AND INFORMATION SERVICES. Domestic directory and information services proportionate revenue increased 6 percent, to $1,120 in 1996, and proportionate EBITDA increased 15 percent, to $488. The proportionate revenue increase is due to a 5.7 percent increase in revenue per advertiser. Decreased spending related to product development activities contributed to the increase in EBITDA.

    International directories proportionate revenue increased $64, to $206 in 1996, and proportionate EBITDA increased $17, to $20. Results for Listel, a Brazilian directories operation, were included in the Media Group proportionate results beginning with fourth-quarter 1995 compared with a full year of results reflected in 1996. This accounts for the majority of the increase in proportionate revenue and the entire increase in proportionate EBITDA.

    PROPORTIONATE DEBT. Proportionate debt increased $7,305 in 1996, primarily as a result of the Continental Merger and an increase in debt financing at One 2 One.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareowners of U S WEST, Inc.:

    We have audited the accompanying Combined Balance Sheet of U S WEST Media Group (as described in Note 2 to the Combined Financial Statements) as of December 31, 1996, and the related Combined Statements of Operations and Cash Flows for the year then ended. These combined financial statements and the Supplementary Selected Proportionate Results of Operations referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these combined financial statements and supplementary information based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of U S WEST Media Group as of December 31, 1996, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

    We have also audited the Supplementary Selected Proportionate Results of Operations for the year ended December 31, 1996, presented on page C-67. The Supplementary Selected Proportionate Results of Operations have been prepared by management to present relevant financial information that is not provided by the Combined Financial Statements and is not intended to be a presentation in conformity with generally accepted accounting principles. In our opinion, the Supplementary Selected Proportionate Results of Operations referred to above fairly states, in all material respects, the information set forth therein on the basis of accounting described on page C-67.

ARTHUR ANDERSEN LLP

Denver, Colorado,
February 12, 1997.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareowners of U S WEST, Inc.:

    We have audited the Combined Balance Sheet of U S WEST Media Group (as described in Note 2 to the Combined Financial Statements) as of December 31, 1995, and the related Combined Statements of Operations and Cash Flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these combined financial statements and schedule based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of U S WEST Media Group as of December 31, 1995, and the combined results of its operations and its cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

    As more fully discussed in Note 2, the Combined Financial Statements of U S WEST Media Group should be read in connection with the audited Consolidated Financial Statements of U S WEST, Inc.

    We have also audited the Supplementary Selected Proportionate Results of Operations for the two years in the period ended December 31, 1995 presented on page C-67. The Supplementary Selected Proportionate Results of Operations have been prepared by management to present relevant financial information that is not provided by the Combined Financial Statements and is not intended to be a presentation in accordance with generally accepted accounting principles. In our opinion, the Supplementary Selected Proportionate Results of Operations referred to above presents fairly, in all material respects, the information set forth therein on the basis of accounting described on page C-67.

COOPERS & LYBRAND L.L.P.

Denver, Colorado
February 12, 1996

                              U S WEST MEDIA GROUP

                       COMBINED STATEMENTS OF OPERATIONS

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                   -------------------------------
                                                                                     1996       1995       1994
                                                                                   ---------  ---------  ---------
                                                                                         DOLLARS IN MILLIONS
                                                                                     (EXCEPT PER SHARE AMOUNTS)
Sales and other revenues:
  Directory and information services.............................................  $   1,259  $   1,180  $   1,075
  Wireless communications........................................................      1,183        941        781
  Cable and telecommunications...................................................        494        215         18
  Other..........................................................................         19         38         34
                                                                                   ---------  ---------  ---------
    Total sales and other revenues...............................................      2,955      2,374      1,908
Operating expenses:
  Cost of sales and other revenues...............................................        966        772        612
  Selling, general and administrative expenses...................................      1,052        886        763
  Depreciation and amortization..................................................        422        249        144
                                                                                   ---------  ---------  ---------
    Total operating expenses.....................................................      2,440      1,907      1,519
                                                                                   ---------  ---------  ---------
Operating income.................................................................        515        467        389
Interest expense.................................................................        168        100         66
Equity losses in unconsolidated ventures.........................................        346        207        121
Gains on merger and partial sale of joint venture interest.......................     --            157        164
Gain on sale of paging assets....................................................     --         --             68
Guaranteed minority interest expense.............................................         55         14     --
Other expense (income) -- net....................................................         19         (5)       (46)
                                                                                   ---------  ---------  ---------
Income (loss) before income taxes and extraordinary item.........................        (73)       308        480
Provision (benefit) for income taxes.............................................         (2)       163        204
                                                                                   ---------  ---------  ---------
Income (loss) before extraordinary item..........................................        (71)       145        276
Extraordinary item -- early extinguishment of debt, net of tax...................     --             (4)    --
                                                                                   ---------  ---------  ---------
NET INCOME (LOSS)................................................................  $     (71) $     141  $     276
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Dividends on preferred stock.....................................................          9          3     --
                                                                                   ---------  ---------  ---------
EARNINGS (LOSS) AVAILABLE FOR COMMON STOCK.......................................  $     (80) $     138  $     276
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Earnings (loss) per common share:
  Income (loss) before extraordinary item........................................  $   (0.16) $    0.30  $    0.61
  Extraordinary item -- early extinguishment of debt.............................     --          (0.01)    --
                                                                                   ---------  ---------  ---------
EARNINGS (LOSS) PER COMMON SHARE.................................................  $   (0.16) $    0.29  $    0.61
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
AVERAGE COMMON SHARES OUTSTANDING (thousands)....................................    491,924    470,549    453,316
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

     The accompanying notes are an integral part of the Combined Financial
                                  Statements.

                              U S WEST MEDIA GROUP

                            COMBINED BALANCE SHEETS

                                     ASSETS

                                                                                                   DECEMBER 31,
                                                                                               --------------------
                                                                                                 1996       1995
                                                                                               ---------  ---------
                                                                                               DOLLARS IN MILLIONS
Current assets:
  Cash and cash equivalents..................................................................  $     121  $      20
  Accounts and notes receivable, less allowance for
    credit losses of $85 and $58, respectively...............................................        508        287
  Deferred directory costs...................................................................        259        247
  Receivable from Communications Group.......................................................         92        106
  Marketable securities......................................................................         58     --
  Other......................................................................................        101         81
                                                                                               ---------  ---------
Total current assets.........................................................................      1,139        741
                                                                                               ---------  ---------
Property, plant and equipment -- net.........................................................      4,275      1,148
Investment in Time Warner Entertainment......................................................      2,477      2,483
Net investment in international ventures.....................................................      1,548      1,511
Intangible assets -- net.....................................................................     12,595      1,798
Net investment in assets held for sale.......................................................        409        429
Other assets.................................................................................      1,618        505
                                                                                               ---------  ---------
Total assets.................................................................................  $  24,061  $   8,615
                                                                                               ---------  ---------
                                                                                               ---------  ---------

                                              LIABILITIES AND EQUITY
Current liabilities:
  Short-term debt............................................................................  $     217  $     836
  Due to Continental Cablevision shareholders................................................      1,150     --
  Accounts payable...........................................................................        425        235
  Deferred revenue and customer deposits.....................................................        129         87
  Other......................................................................................        795        411
                                                                                               ---------  ---------
Total current liabilities....................................................................      2,716      1,569
                                                                                               ---------  ---------
Long-term debt...............................................................................      8,636      1,265
Deferred income taxes........................................................................      3,600        382
Deferred credits and other...................................................................        346        276

Commitments and Contingencies

Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding
  solely Company-guaranteed debentures.......................................................      1,080        600
Preferred stock subject to mandatory redemption..............................................         51         51

Media Group equity...........................................................................      7,723      4,599
Company LESOP guarantee......................................................................        (91)      (127)
                                                                                               ---------  ---------
Total equity.................................................................................      7,632      4,472
                                                                                               ---------  ---------
Total liabilities and equity.................................................................  $  24,061  $   8,615
                                                                                               ---------  ---------
                                                                                               ---------  ---------

     The accompanying notes are an integral part of the Combined Financial
                                  Statements.

                              U S WEST MEDIA GROUP

                       COMBINED STATEMENTS OF CASH FLOWS

                                                                                        YEAR ENDED DECEMBER 31,
                                                                                    -------------------------------
                                                                                      1996       1995       1994
                                                                                    ---------  ---------  ---------
                                                                                          DOLLARS IN MILLIONS
OPERATING ACTIVITIES
  Net income (loss)...............................................................  $     (71) $     141  $     276
  Adjustments to net income (loss):
    Depreciation and amortization.................................................        422        249        144
    Equity losses in unconsolidated ventures......................................        346        207        121
    Gains on merger and partial sale of joint venture interest....................     --           (157)      (164)
    Gain on sale of paging assets.................................................     --         --            (68)
    Deferred income taxes.........................................................        (86)       102        147
    Provision for uncollectibles..................................................         65         55         36
  Changes in operating assets and liabilities:
    Restructuring payments........................................................        (16)       (19)       (10)
    Accounts and notes receivable.................................................       (101)      (103)       (76)
    Deferred directory costs, prepaid and other...................................          4        (28)       (52)
    Accounts payable and accrued liabilities......................................        112         36        143
  Other -- net....................................................................         17        157         54
                                                                                    ---------  ---------  ---------
  Cash provided by operating activities...........................................        692        640        551
                                                                                    ---------  ---------  ---------
INVESTING ACTIVITIES
  Expenditures for property, plant and equipment..................................       (652)      (363)      (349)
  Investments in international ventures...........................................       (243)      (681)      (350)
  Investment in PCS licenses......................................................       (132)      (286)    --
  Cash from net investment in assets held for sale................................        213     --         --
  Investment in Atlanta Systems...................................................     --         --           (745)
  Proceeds from sale of paging assets.............................................     --         --            143
  Other -- net....................................................................         (4)        92       (121)
                                                                                    ---------  ---------  ---------
  Cash (used for) investing activities............................................       (818)    (1,238)    (1,422)
                                                                                    ---------  ---------  ---------
FINANCING ACTIVITIES
  Proceeds from (repayments of) short-term debt -- net............................      3,891       (449)       936
  Repayments of long-term debt....................................................     (4,217)      (724)      (316)
  Proceeds from issuance of Preferred Securities -- net...........................        465        581     --
  Proceeds from issuance of long-term debt........................................        360      1,085     --
  Proceeds from issuance of common stock..........................................         34         57        323
  Purchase of treasury stock......................................................       (297)    --         --
  Dividends paid on preferred stock...............................................         (9)        (3)    --
  Proceeds from issuance of mandatorily redeemable preferred stock................     --         --             50
  Other -- net....................................................................     --            (22)    --
                                                                                    ---------  ---------  ---------
  Cash provided by financing activities...........................................        227        525        993
                                                                                    ---------  ---------  ---------
  Cash provided by (used for) continuing operations...............................        101        (73)       122
  Cash (to) discontinued operations...............................................     --         --           (101)
                                                                                    ---------  ---------  ---------
CASH AND CASH EQUIVALENTS
  Increase (decrease).............................................................        101        (73)        21
  Beginning balance...............................................................         20         93         72
                                                                                    ---------  ---------  ---------
  Ending balance..................................................................  $     121  $      20  $      93
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------

     The accompanying notes are an integral part of the Combined Financial
                                  Statements.

                              U S WEST MEDIA GROUP

                     NOTES TO COMBINED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE 1: RECAPITALIZATION PLAN

    On October 31, 1995, the shareowners of U S WEST, Inc., a Colorado corporation ("U S WEST Colorado") voted to approve a proposal (the "Recapitalization Plan") adopted by the Board of Directors of U S WEST, Inc. (the "Board") to reincorporate in Delaware and create two classes of common stock that are intended to reflect separately the performance of the communications and multimedia businesses. Under the Recapitalization Plan, shareowners approved an Agreement and Plan of Merger between U S WEST Colorado and U S WEST, Inc., a Delaware corporation ("U S WEST" or "Company"), pursuant to which U S WEST continues as the surviving corporation. In connection with the merger, the Certificate of Incorporation of U S WEST has been amended and restated to designate two classes of common stock of U S WEST, one class of which is authorized as U S WEST Communications Group Common Stock ("Communications Stock"), and the other class which is authorized as U S WEST Media Group Common Stock ("Media Stock"). Effective November 1, 1995, each share of common stock of U S WEST Colorado was converted into one share each of Communications Stock and Media Stock.

    The Communications Stock and Media Stock provide shareowners with two distinct securities that are intended to reflect separately the communications businesses of U S WEST (the "Communications Group") and the multimedia businesses of U S WEST (the "Media Group" and, together with the Communications Group, the "Groups").

    The Communications Group is comprised of U S WEST Communications, Inc. ("U S WEST Communications"), U S WEST Communications Services, Inc., U S WEST Federal Services, Inc., U S WEST Advanced Technologies, Inc., U S WEST Business Resources, Inc. and U S WEST Long Distance, Inc. The Communications Group provides telecommunications services to more than 25 million residential and business customers in the Communications Group region (the "Region"). The Region includes the states of Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming. Services offered by the Communications Group include local telephone services, exchange access services (which connect customers to the facilities of carriers, including long-distance providers and wireless operators), and long-distance services within LATAs in the Region. The Communications Group provides other products and services, including high-speed data applications, customer premises equipment and certain other communications services to business customers and governmental agencies both inside and outside the Region.

    The Media Group is comprised of Continental Cablevision, Inc., the third largest cable television system operator in the United States, U S WEST Multimedia Communications, Inc., which owns domestic cable television operations and investments, U S WEST Dex, Inc. (formerly U S WEST Marketing Resources Group, Inc.), which publishes White and Yellow Pages telephone directories, and provides directory and information services, U S WEST NewVector Group, Inc., which provides communications and information products and services over wireless networks and U S WEST International Holdings, Inc., which primarily owns investments in international cable and telecommunications, wireless communications and directory publishing operations.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION. The Combined Financial Statements of the Groups comprise all of the accounts included in the corresponding Consolidated Financial Statements of U S WEST. Investments in less than majority-owned ventures are generally accounted for using the equity method. The separate Group Combined Financial Statements have been prepared on a basis that management believes to be

                              U S WEST MEDIA GROUP

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) reasonable and appropriate and include: (i) the combined historical balance sheets, results of operations and cash flows of the businesses that comprise each of the Groups, with all significant intra-group amounts and transactions eliminated; (ii) in the case of the Communications Group Combined Financial Statements, certain corporate assets and liabilities of U S WEST and related transactions identified with the Communications Group; (iii) in the case of the Media Group Combined Financial Statements, all other corporate assets and liabilities and related transactions of U S WEST; and (iv) an allocated portion of the corporate expense of U S WEST. Transactions between the Communications Group and the Media Group have not been eliminated.

    Notwithstanding the allocation of assets, liabilities (including contingent liabilities) and shareowners' equity between the Communications Group and the Media Group for the purpose of preparing the respective financial statements of such Group, owners of Communications Stock and Media Stock are subject to risks associated with an investment in a single company and all of U S WEST's businesses, assets and liabilities. Financial effects arising from either Group that affect U S WEST's results of operations or financial condition could, if significant, affect the results of operations or financial position of the other Group or the market price of the class of common stock relating to the other Group. Any net losses of the Communications Group or the Media Group, and dividends or distributions on, or repurchases of Communications Stock, Media Stock or preferred stock, will reduce the funds of U S WEST legally available for payment of dividends on both the Communications Stock and Media Stock. Accordingly, the Media Group Combined Financial Statements should be read in conjunction with U S WEST's Consolidated Financial Statements and the Communications Group Combined Financial Statements.

    The accounting policies described herein applicable to the preparation of the Combined Financial Statements of the Media Group may be modified or rescinded at the sole discretion of the Board without approval of the shareowners, although there is no present intention to do so. The Board may also adopt additional policies depending on the circumstances. Any determination of the Board to modify or rescind such policies, or to add additional policies, including any decision that would have disparate impacts upon owners of Communications Stock and Media Stock, would be made by the Board in good faith and in the honest belief that such decision is in the best interests of all U S WEST shareowners, including the owners of Communications Stock and the owners of Media Stock. In making such determination, the Board may also consider regulatory requirements imposed on U S WEST Communications by the public utility commissions of various states and the Federal Communications Commission. In addition, generally accepted accounting principles require that any change in accounting policy be preferable (in accordance with such principles) to the policy previously established.

    Certain reclassifications within the Combined Financial Statements have been made to conform to the current year presentation.

    ALLOCATION OF SHARED SERVICES. Certain costs relating to U S WEST's general and administrative services (including certain executive management, legal, tax, accounting and auditing, treasury, strategic planning and public policy services) are directly assigned by U S WEST to each Group based on actual utilization or are allocated based on each Group's operating expenses, number of employees, external revenues, average capital and/or average equity. U S WEST charges each Group for such services at fully distributed cost. These direct and indirect allocations to Media Group were $41, $41 and $38 in 1996, 1995 and 1994, respectively. In 1996, the direct allocations comprised approximately 44 percent of the total shared corporate services allocated to the Media Group. It is not practicable to provide a detailed estimate of the expenses which would be recognized if the Media Group were a separate legal entity. However,

                              U S WEST MEDIA GROUP

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
U S WEST believes that under the Recapitalization Plan, each Group benefits from synergies with the other, including lower operating costs than might be incurred if each Group were a separate legal entity.

    ALLOCATION OF INCOME TAXES. Federal, state and local income taxes, which are determined on a consolidated or combined basis, are allocated to each Group in accordance with tax sharing agreements between U S WEST and the entities within the Groups. The allocations will generally reflect each Group's contribution (positive or negative) to consolidated taxable income and consolidated tax credits. A Group will be compensated only at such time as, and to the extent that, its tax attributes are utilized by U S WEST in a combined or consolidated income tax filing. Federal and state tax refunds and carryforwards or carrybacks of tax attributes will generally be allocated to the Group to which such tax attributes relate.

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

    GROUP FINANCING. Financing activities for the Media Group and the nonregulated Communications Group businesses, including the issuance, repayment and repurchase of short-term and long-term debt, and the issuance and repurchase of Preferred Securities and preferred stock are managed by U S WEST on a centralized basis. Financing activities for U S WEST Communications are separately identified and accounted for in U S WEST's records and U S WEST Communications conducts its own borrowing activities. Debt incurred and investments made by U S WEST and its subsidiaries on behalf of the Media Group are specifically allocated to and reflected on the financial statements of the Media Group. Debt incurred and investments made by U S WEST and its subsidiaries on behalf of the nonregulated businesses of the Communications Group and all debt incurred and investments made by U S WEST Communications are specifically allocated to and reflected on the financial statements of the Communications Group. Debt incurred by U S WEST or a subsidiary on behalf of a Group is charged to such Group at the borrowing rate of U S WEST or such subsidiary.

    As of November 1, 1995, the effective date of the Recapitalization Plan, U S WEST does not intend to transfer funds between the Groups, except for certain short-term, ordinary course advances of funds at market rates associated with U S WEST's centralized cash management. Such short-term transfers of funds will be accounted for as short-term loans between the Groups bearing interest at the market rate at which management determines the borrowing Group could obtain funds on a short-term basis. If the Board, in its sole discretion, determines that a transfer of funds between the Groups should be accounted for as a long-term loan, the Board would establish the terms on which such loan would be made, including the interest rate, amortization schedule, maturity and redemption terms. Such terms would generally reflect the then prevailing terms upon which management determines such Group could borrow funds on a similar basis. The financial statements of the lending Group, and the financial statements of the borrowing Group, will reflect the amount of any such loan and the periodic interest accruing thereon. The Board may determine that a transfer of funds from the Communications Group to the Media Group should be accounted for as an equity contribution, in which case an inter-group interest (determined by the Board based on the then current market value of shares of Media Stock) will either be created or increased, as applicable. Similarly, if an inter-group interest exists, the Board may determine that a transfer of funds from the Media Group to the Communications Group should be accounted for as a reduction in the inter-group interest.

                              U S WEST MEDIA GROUP

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    DIVIDENDS. Under the Recapitalization Plan, U S WEST intends to retain future earnings of the Media Group, if any, for the development of the Media Group's businesses and does not anticipate paying dividends in the foreseeable future.

    EARNINGS PER COMMON SHARE. Earnings per common share ("earnings per share") for 1995 and 1994 have been presented on a pro forma basis to reflect the Media Stock as if it had been outstanding since January 1, 1994. For periods prior to the recapitalization, the average common shares outstanding are assumed to be equal to the average common shares outstanding for U S WEST.

    INDUSTRY SEGMENTS. The businesses comprising the Media Group operate in four industry segments, as defined in SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," consisting of directory and information services, wireless communications, cable and telecommunications and the capital assets segment, which is held for sale.

    Prior to January 1, 1995, the capital assets segment was accounted for as discontinued operations. Effective January 1, 1995, the capital assets segment has been accounted for as a net investment in assets held for sale, as discussed in Note 20 -- Net Investment in Assets Held for Sale -- to the Media Group Combined Financial Statements.

    USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

    CASH AND CASH EQUIVALENTS. Cash and cash equivalents include highly liquid investments with original maturities of three months or less that are readily convertible into cash and are not subject to significant risk from fluctuations in interest rates.

    PROPERTY, PLANT AND EQUIPMENT. The investment in property, plant and equipment is carried at cost less accumulated depreciation. Additions, replacements and substantial betterments are capitalized. All other repairs and maintenance costs are expensed as incurred.

    Interest related to qualifying construction projects, including construction projects of equity method investees, is capitalized and reflected as a reduction of interest expense. Amounts capitalized by the Media Group were $38, $33 and $8 in 1996, 1995 and 1994, respectively.

    Depreciation is calculated using the straight-line method. When such depreciable property, plant and equipment is retired or sold, the resulting gain or loss is included in earnings. Continental provides for depreciation using the straight-line group method over estimated useful lives. Sales or retirements are generally charged to accumulated depreciation.

    COMPUTER SOFTWARE. The cost of computer software, whether purchased or developed internally, is generally expensed, except for Continental, which capitalizes the cost of computer software.

    INVESTMENTS IN DEBT AND EQUITY SECURITIES. Debt and equity securities are classified as available for sale and are carried at market value with unrealized gains and losses included in equity.

    FOREIGN CURRENCY TRANSLATION. Assets and liabilities of international investments are translated at year-end exchange rates, and income statement items are translated at average exchange rates for the year.

                              U S WEST MEDIA GROUP

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Resulting translation adjustments are recorded as a separate component of equity. Gains and losses resulting from foreign currency transactions are included in earnings.

    INTANGIBLE ASSETS. Intangible assets are recorded when the cost of acquired companies exceeds the fair value of their tangible assets. The costs of identified intangible assets and goodwill are amortized by the straight-line method over periods ranging from five to forty years. These assets are evaluated for impairment, with other related assets, using the methodology prescribed by SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

    FINANCIAL INSTRUMENTS. Net interest accrued on interest rate swaps is recognized over the life of the swaps as an adjustment to interest expense. Foreign exchange contracts designated as hedges of firm equity investment commitments are carried at market value, with gains and losses recorded in equity until sale of the investment. Forward contracts designated as hedges of foreign denominated loans are recorded at market value, with gains and losses recorded in earnings.

    REVENUE RECOGNITION AND DEFERRED DIRECTORY COSTS. Cellular access and cable television services are generally billed monthly in advance, and revenues are recognized the following month when services are provided. Revenues derived from cable pay-per-view, advertising and wireless airtime usage are billed and recorded monthly as services are provided.

    Directory advertising revenues and related directory costs of selling, composition, printing and distribution are generally deferred and recognized over the period directories are used, normally 12 months. For international operations, directory advertising revenues and related directory costs are deferred and recognized upon publication.

    INCOME TAXES. The provision for income taxes consists of an amount for taxes currently payable and an amount for tax consequences deferred to future periods.

    NEW ACCOUNTING STANDARDS. Effective January 1, 1996, U S WEST adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires that long-lived assets and associated intangibles be written down to fair value whenever an impairment review indicates that the carrying value cannot be recovered on an undiscounted cash flow basis. SFAS No. 121 also requires that a company no longer record depreciation expense on assets held for sale. The adoption of SFAS No. 121 did not have a material effect on the financial position or results of operations of the Media Group.

    In 1996, U S WEST adopted SFAS No. 123, "Accounting for Stock-Based Compensation." This standard establishes a fair value method for accounting for stock-based compensation plans either through recognition or disclosure. U S WEST has adopted the disclosure provisions of SFAS No. 123 but continues to account for the stock incentive plans under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees. See Note 15 -- Stock Incentive Plans -- to the Media Group Combined Financial Statements.

    In fourth-quarter 1997, U S WEST will adopt SFAS No. 128, "Earnings Per Share." This standard specifies new computation, presentation and disclosure requirements for earnings per share. Among other things, SFAS No. 128 requires presentation of basic and diluted earnings per share on the face of the income statement. Adoption of the new standard will not have a material impact on Media Group earnings per share.

                              U S WEST MEDIA GROUP

NOTE 3: MERGER OF CABLE SYSTEMS

    CONTINENTAL CABLEVISION, INC. On November 15, 1996, Continental Cablevision, Inc. ("Continental") was merged into a wholly owned subsidiary of U S WEST (the "Merger" or the "Continental Merger"). Continental is the third largest cable television system operator in the United States. The aggregate consideration paid by Media Group to shareowners of Continental consisted of 150,615,000 shares of Media Stock valued at $2.59 billion, 20,000,000 shares of U S WEST Series D Preferred Stock with a market value of $920 million and $1.15 billion in cash. In connection with the Merger, U S WEST also assumed all of Continental's outstanding indebtedness and other liabilities, which approximated $7.0 billion at November 15, 1996, for a total purchase price of $11.7 billion. Continental serves 4.5 million domestic customers, passes 7.4 million domestic homes and holds significant other domestic and international properties.

    Media Group has accounted for the Merger by the purchase method of accounting. Accordingly, the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values. The $8.0 billion excess of the purchase price over the net tangible assets acquired and the goodwill related to a deferred income tax liability of $3.3 billion is being amortized over 25 years, except for intangible assets allocated to Continental's equity method investments, which are being amortized over 15 years. Amortization related to Continental's equity method investments is recorded as a component of equity losses in unconsolidated ventures. The intangible assets acquired consist principally of the cable television franchises of Continental and goodwill. Continental's results of operations have been included in the combined results of operations of the Media Group since the Merger date.

    Following are summarized, combined, unaudited pro forma results of operations for the Media Group for the years ended December 31, 1996 and 1995, assuming the Merger occurred as of the beginning of respective periods:

                                                                             YEAR ENDED DECEMBER
                                                                                     31,
                                                                             --------------------
SUMMARIZED RESULTS OF OPERATIONS                                               1996       1995
---------------------------------------------------------------------------  ---------  ---------
Revenues...................................................................  $   4,662  $   4,156
Loss before extraordinary item.............................................       (513)      (349)
Net loss...................................................................       (513)      (353)
Loss per common share before extraordinary item............................      (0.90)     (0.64)

    Loss before extraordinary item, net loss and loss per common share before extraordinary item are before nonrecurring items directly attributable to the Merger. The final allocation of the purchase price is dependent upon certain valuations and other studies that have not progressed to the stage where there is sufficient information to make a final allocation in the Combined Financial Statements. Accordingly, the purchase price allocations made in connection with the Combined Financial Statements are preliminary.

    The impact on the financial position of the Media Group from the disposition of certain Continental properties as required by federal rules governing cross-ownership by telephone companies of cable companies and provision of interLATA services within the Communications Group region is not expected to be material.

    ATLANTA SYSTEMS. On December 6, 1994, U S WEST acquired the stock of Wometco Cable Corp. and subsidiaries, and the assets of Georgia Cable Partners and Atlanta Cable Partners L.P. (the "Atlanta Systems"), for cash of $745 and 12,779,206 U S WEST common shares valued at $459, for a total purchase

                              U S WEST MEDIA GROUP

NOTE 3: MERGER OF CABLE SYSTEMS (CONTINUED) price of approximately $1.2 billion. The Atlanta Systems' results of operations have been included in the combined results of operations of the Media Group since the acquisition date.

    The acquisition was accounted for using the purchase method. Accordingly, the purchase price was allocated to assets acquired (primarily identified intangibles) based on their estimated fair values. The identified intangibles and goodwill are being amortized on a straight-line basis over 25 years.

NOTE 4: INDUSTRY SEGMENTS

    The Media Group operates in four industry segments: directory and information services, wireless communications, cable and telecommunications and capital assets, which is held for sale. Supplemental Media Group information on a proportionate basis is presented in Management's Discussion and Analysis of Financial Condition and Results of Operations.

    The cable and telecommunications segment consists of cable television properties serving 5.0 million domestic subscribers and passing 8.3 million domestic homes. The directory and information services segment consists of the publishing of White and Yellow Pages telephone directories, database marketing services and interactive services in domestic and international markets. The wireless communications segment provides information products and services over wireless networks in 12 western and midwestern states.

    Industry segment financial information follows:

                                       DIRECTORY AND                                         CORPORATE
                                        INFORMATION      WIRELESS           CABLE AND           AND
                                        SERVICES(1)   COMMUNICATIONS   TELECOMMUNICATIONS(2)  OTHER(3)    COMBINED
                                       -------------  ---------------  -------------------  -----------  -----------
1996
Sales and other revenues.............    $   1,259       $   1,183          $     494        $      19    $   2,955
Operating income (loss)..............          454             243                (20)            (162)         515
Identifiable assets..................          685           1,579             15,504            6,293       24,061
Depreciation and amortization........           48             147                212               15          422
Capital expenditures.................           36             264                353               15          668
1995
Sales and other revenues.............        1,180             941                215               38        2,374
Operating income (loss)..............          398             147                 23             (101)         467
Identifiable assets..................          583           1,439              1,466            5,127        8,615
Depreciation and amortization........           36             121                 77               15          249
Capital expenditures.................           37             277                 64               23          401
1994
Sales and other revenues.............        1,075             781                 18               34        1,908
Operating income (loss)..............          396              88             --                  (95)         389
Identifiable assets..................          613           1,286              1,459            4,036        7,394
Depreciation and amortization........           30             102                  6                6          144
Capital expenditures.................           42             274                  2               25          343

                                                   (FOOTNOTES ON FOLLOWING PAGE)

                              U S WEST MEDIA GROUP

NOTE 4: INDUSTRY SEGMENTS (CONTINUED)

(FOOTNOTES FOR PRECEDING TABLE)
------------------------------

(1) Includes revenues from directory publishing activities in Europe of $139, $122 and $78, and identifiable assets of $154, $133 and $124 in 1996, 1995 and 1994, respectively.

(2) Results for Continental and the Atlanta Systems have been included since the dates of Merger and acquisition. 1996 includes revenues of $6, operating losses of $7, and identifiable assets of $133 from cable operations in the Czech Republic.

(3) Identifiable assets include Media Group's investments in debt and equity securities, equity and cost method investments and the capital assets segment, which has been discontinued and is held for sale.

    Operating income (loss) represents sales and other revenues less operating expenses, and excludes interest expense, equity losses in unconsolidated ventures, other expense (income) and income taxes. For the year ended December 31, 1996, operating income of the directory and information services segment includes a charge of $25 to reorganize and reduce headcount.

    Corporate and Other operating losses include costs related to general and administrative services provided by U S WEST to the Media Group, including executive management, legal, accounting and auditing, tax, treasury, strategic planning and public policy. Also included are costs related to managing the various Media Group operations, predominantly the international operations. Corporate and Other operating losses increased in 1996 primarily as a result of a change in cost allocation policy. Beginning in 1996, other operating losses include costs that are not specifically identifiable with an operating company. Previously such costs were allocated to the operating companies. Corporate and Other operating losses also include a charge of $10 related to staff reductions at international headquarters in 1996.

    Identifiable assets are those assets used in each segment's operations. Corporate and Other assets consist primarily of cash, debt and equity securities, investments in international ventures, the investment in Time Warner Entertainment, the net investment in assets held for sale and other assets.

    To ensure consistency and quality of service, the wireless segment uses Motorola as its primary vendor for infrastructure equipment and cellular mobile telephone equipment and accessories. In addition, Motorola provides ongoing technological support for the infrastructure equipment. Approximately 75 percent of the Media Group's major cellular markets is comprised of Motorola equipment.

    During 1994, Media Group signed a definitive agreement with AirTouch Communications, Inc. ("AirTouch") to combine their domestic cellular properties into a partnership in a multi-phased transaction. During Phase I, which commenced on November 1, 1995, the partners are operating their cellular properties separately. A Wireless Management Company (the "WMC") has been formed and is providing services to both companies on a contract basis. In Phase II, the partners will combine their domestic properties subject to obtaining certain authorizations and partnership approvals. The passage of the Telecommunications Act of 1996 has removed significant regulatory barriers to completion of Phase
II. In February 1997, the King County Superior Court in Washington state ruled that Media Group violated the terms of its partnership agreement with its minority partners in the Seattle market by entering into the joint venture agreement with AirTouch. The Company has obtained a stay of the ruling pending its appeal. Similar litigation has been filed in other jurisdictions regarding other cellular partnerships by the same minority partner that brought the Seattle litigation. The Company believes it will ultimately be successful in all such litigation. Media Group expects that Phase II closing will occur in the second half of 1997.

    Upon the implementation of Phase II, management expects the joint venture interests will be approximately 74 percent AirTouch and 26 percent Media Group (assuming contribution of all domestic cellular properties). The actual interests in the joint venture at commencement of Phase II depend, among other things, on the timing of the Phase II closing and the ability of the partners to combine their domestic properties. Media Group's interest will further adjust depending on the timing of the contribution of its

                              U S WEST MEDIA GROUP

NOTE 4: INDUSTRY SEGMENTS (CONTINUED)
investment in PrimeCo. The timing of such contribution is at Media Group's discretion and will occur either at the closing of Phase II or a date selected by Media Group, no later than mid-1998.

    Media Group has the right to convert its joint venture interest in the domestic cellular properties into AirTouch stock ("Phase III"). Media Group's interests will be valued on a private market basis and the AirTouch common stock received by Media Group will be based on a fair public market value. In the event the value to be received by Media Group exceeds 19.9 percent of AirTouch's outstanding common stock, Media Group will receive the excess in the form of nonvoting preferred stock. Media Group has the right to initiate Phase III upon completion of Phase II of the merger and contribution of both Media Group's and AirTouch's interests in PrimeCo to the joint venture.

NOTE 5: INVESTMENT IN TIME WARNER ENTERTAINMENT

    On September 15, 1993, Media Group acquired 25.51 percent pro-rata priority capital and residual equity interests ("equity interests") in Time Warner Entertainment Company L.P. ("TWE" or "Time Warner Entertainment") for an aggregate purchase price of $2.553 billion. TWE owns and operates substantially all of the entertainment assets previously owned by Time Warner Inc. ("Time Warner"), consisting primarily of its filmed entertainment, programming-HBO and cable businesses. Upon Media Group's admission to the partnership, certain wholly owned subsidiaries of Time Warner ("General Partners") and subsidiaries of Toshiba Corporation and ITOCHU Corporation held pro-rata priority capital and residual equity interests of 63.27, 5.61 and 5.61 percent, respectively. In 1995, Time Warner acquired the limited partnership interests previously held by subsidiaries of each of ITOCHU Corporation and Toshiba Corporation.

    Media Group has an option to increase its pro-rata priority capital and residual equity interests in TWE from 25.51 percent up to 31.84 percent depending upon cable operating performance. The option is exercisable, in whole or part, between January 1, 1999 and May 31, 2005, for an aggregate cash exercise price ranging from $1.25 billion to $1.8 billion, depending upon the year of exercise. Either TWE or Media Group may elect that the exercise price for the option be paid with partnership interests rather than cash.

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

                              U S WEST MEDIA GROUP

NOTE 5: INVESTMENT IN TIME WARNER ENTERTAINMENT (CONTINUED)

    A summary of the contributed capital and priority capital rates of return follows:

                                                                            TIME          LIMITED PARTNERS
                                                           PRIORITY        WARNER     ------------------------
                                           CONTRIBUTED   CAPITAL RATES     GENERAL       TIME          U S
PRIORITY OF CONTRIBUTED CAPITAL            CAPITAL(A)    OF RETURN(B)     PARTNERS      WARNER        WEST
-----------------------------------------  -----------  ---------------  -----------  -----------  -----------
                                                         (% PER ANNUM
                                                          COMPOUNDED
                                                          QUARTERLY)                       (OWNERSHIP %)
Senior preferred.........................   $   1,400(c)        8.00%       100.00%       --           --
Pro-rata priority capital................       5,600         13.00%(d)      63.27%       11.22%       25.51%
Junior priority capital..................       2,900         13.25%(e)     100.00%       --           --
Residual equity capital..................       3,300         --             63.27%       11.22%       25.51%

------------------------------

(a) Estimated fair value of net assets contributed excluding partnership income or loss allocated thereto.

(b) Income allocations related to priority capital rates of return are based on partnership income after any special tax allocations.

(c) The senior preferred is scheduled to be distributed to Time Warner in three annual installments beginning July 1, 1997 with the initial distribution expected to be $535 million.

(d) 11.00 percent to the extent concurrently distributed.

(e) 11.25 percent to the extent concurrently distributed.

    Cash distributions are required to be made to the partners to permit them to pay income taxes at statutory rates based on their allocable taxable income from TWE ("Tax Distributions"). The aggregate amount of such Tax Distributions is computed generally by reference to the taxes that TWE would have been required to pay if it were a corporation. Tax Distributions were previously subject to restrictions until July 1995, and are now paid to the partners on a current basis. For distributions other than those related to taxes or the senior preferred, the TWE Partnership Agreement requires certain cash distribution thresholds be met to the limited partners before the General Partners receive their full share of distributions. No cash distributions have been made to Media Group.

    Media Group accounts for its investment in TWE under the equity method of accounting. The excess of fair market value over the book value of total partnership net assets implied by Media Group's initial investment was $5.7 billion. This excess is being amortized on a straight-line basis over 25 years. The Media Group's recorded share of TWE operating results represents allocated TWE net income or loss adjusted for the amortization of the excess of fair market value over the book value of the partnership net assets. As a result of this amortization and the special income allocations described above, the Media Group's recorded pretax share of TWE operating results before extraordinary item was $(4), $(31) and $(18) in 1996, 1995 and 1994, respectively. In addition, TWE recorded an extraordinary loss for the early extinguishment of debt in 1995. The Media Group's share of this extraordinary loss was $4, net of an income tax benefit of $2.

    As consideration for its expertise and participation in the cable operations of TWE, the Media Group earns a management fee of $130 over five years, which is payable over a four-year period beginning in 1995. Management fees of $26 were recorded to other income in 1996, 1995 and 1994, respectively. The Media Group Combined Balance Sheet includes management fee receivables of $56 and $50 at December 31, 1996 and 1995, respectively, and a note payable to TWE of $169 at December 31, 1995.

                              U S WEST MEDIA GROUP

NOTE 5: INVESTMENT IN TIME WARNER ENTERTAINMENT (CONTINUED)
    Summarized financial information for TWE is presented below:

                                                                      YEAR ENDED DECEMBER 31,
                                                                  -------------------------------
SUMMARIZED OPERATING RESULTS                                        1996       1995       1994
----------------------------------------------------------------  ---------  ---------  ---------
Revenues........................................................  $  10,852  $   9,517  $   8,460
Operating expenses(1)...........................................      9,774      8,557      7,612
Interest and other expense, net(2)..............................        798        777        647
                                                                  ---------  ---------  ---------
Income before income taxes and extraordinary item...............        280        183        201
Income before extraordinary item................................        210         97        161
Net income......................................................        210         73        161

------------------------------

(1) Includes depreciation and amortization of $1,235, $1,039 and $943 in 1996, 1995 and 1994, respectively.

(2) Includes corporate services of $69, $64 and $60 in 1996, 1995 and 1994, respectively, and minority interest expense of $207 and $133 in 1996 and 1995, respectively.

                                                                              DECEMBER 31,
                                                                          --------------------
SUMMARIZED FINANCIAL POSITION                                               1996       1995
------------------------------------------------------------------------  ---------  ---------
Current assets(3).......................................................  $   3,146  $   2,909
Noncurrent assets(4)....................................................     16,827     15,996
Current liabilities.....................................................      4,075      3,214
Noncurrent liabilities, including minority interest.....................      7,781      7,787
Senior preferred capital................................................      1,543      1,426
Partners' capital(5), (6)...............................................      6,574      6,478

------------------------------

(3) Includes cash of $216 and $209 at December 31, 1996 and 1995, respectively.

(4) Includes a loan receivable from Time Warner of $400 at December 31, 1996 and 1995, respectively.

(5)   Net of a note receivable from Media Group of $169 at December 31, 1995.

(6) Contributed capital is based on the estimated fair value of the net assets that each partner contributed to the partnership. The aggregate of such amounts is significantly higher than TWE's partners' capital as reflected in the Summarized Financial Position, which is based on the historical cost of the contributed net assets.

    Time Warner has announced its intention to restructure TWE in a manner that would decrease its interest in the cable businesses and increase its interest in the entertainment and cable programming businesses of TWE. Any change in the structure of TWE would require Media Group's approval in addition to certain creditors' and regulatory approvals.

                              U S WEST MEDIA GROUP

NOTE 6: NET INVESTMENT IN INTERNATIONAL VENTURES

    The significant components of net investment in international ventures follow:

                                                                                         NET INVESTMENT AT
                                                                                            DECEMBER 31,
                                                         LINE OF           OWNERSHIP    --------------------
VENTURE                            LOCATION              BUSINESS         PERCENTAGE      1996       1995
----------------------------  -------------------  --------------------  -------------  ---------  ---------
Telewest....................    United Kingdom       Cable & Telecom.        26.8       $     454  $     540
Binariang Sdn Bhd...........       Malaysia          Cable & Telecom.         20              205        224
A2000 (KTA).................      Netherlands        Cable & Telecom.         50               96        218
All other...................                                                                  793        529
                                                                                        ---------  ---------
  Total.....................                                                            $   1,548  $   1,511
                                                                                        ---------  ---------
                                                                                        ---------  ---------

    In connection with the Continental Merger, Media Group acquired a 50 percent interest in Fintelco, S.A., a cable venture in Argentina and a 25 percent interest in a cable venture in Singapore. The purchase price assigned to these ventures is preliminary.

    At December 31, 1996, the difference between the carrying amount and Media Group's interest in the underlying equity of the international ventures was approximately $365. This difference has been allocated primarily to licenses and cable franchises and is being amortized over lives ranging from five to twenty years.

    The following table shows summarized combined financial information for the Media Group's equity method investments in international ventures.

                                                                             DECEMBER 31,
                                                                    -------------------------------
COMBINED RESULTS OF OPERATIONS                                        1996       1995       1994
------------------------------------------------------------------  ---------  ---------  ---------
Revenues..........................................................  $   1,869  $   1,163  $     580
Operating loss....................................................       (540)      (373)      (244)
Net loss..........................................................       (857)      (514)      (308)

------------------------------

Note: Combined Results of Operations for Continental ventures have been included since the date of Merger.

                                                                                 DECEMBER 31,
                                                                             --------------------
COMBINED FINANCIAL POSITION                                                    1996       1995
---------------------------------------------------------------------------  ---------  ---------
Current assets.............................................................  $   1,126  $   1,469
Property, plant and equipment -- net.......................................      5,105      3,545
Other assets...............................................................      2,226      1,644
                                                                             ---------  ---------
Total assets...............................................................  $   8,457  $   6,658
                                                                             ---------  ---------
                                                                             ---------  ---------
Current liabilities........................................................  $   1,275  $   1,260
Long-term debt.............................................................      3,880      2,065
Other liabilities..........................................................        478         58
Owners' equity.............................................................      2,824      3,275
                                                                             ---------  ---------
Total liabilities and equity...............................................  $   8,457  $   6,658
                                                                             ---------  ---------
                                                                             ---------  ---------

                              U S WEST MEDIA GROUP

NOTE 6: NET INVESTMENT IN INTERNATIONAL VENTURES (CONTINUED)
    In November 1994, Telewest Communications plc ("Telewest") made an initial public offering of its ordinary shares. Following the offering, in which Media Group sold part of its 50 percent joint venture interest, Media Group owned approximately 37.8 percent of Telewest. Net proceeds of approximately $650 were used by Telewest to finance construction and operating costs, invest in affiliated companies and repay debt. It is Media Group's policy to recognize in income any gains or losses related to the sale of stock to the public. The Media Group recognized a gain of $105 in 1994, net of $59 in deferred taxes, for the partial sale of its joint venture interest in Telewest.

    On October 2, 1995, Telewest and SBC CableComms (UK) completed a merger of their UK cable television and telecommunications interests, creating the largest provider of combined cable and telecommunications services in the United Kingdom. Following completion of the merger, Media Group and Tele-Communications, Inc., the major shareowners, each own 26.8 percent of the combined company. The Media Group recognized a gain of $95 in 1995, net of $62 in deferred income taxes, in conjunction with the merger.

    Telewest, which is the only equity method investment of Media Group for which a quoted market price is available, had a market value of $786 and $914 at December 31, 1996 and 1995, respectively.

    FOREIGN CURRENCY TRANSACTIONS. Media Group has entered into forward and zero-cost combination option contracts to manage foreign currency risk. Under a forward contract, Media Group agrees with another party to exchange a foreign currency and U.S. dollars at a specified price at a future date. Under the combination options, Media Group combined purchased options to cap the foreign exchange rate to be paid at a future date with written options to finance the premium on the purchased options. The commitments, forward contracts and combination options are for periods of one year or less. For the years ended December 31, 1996 and 1995, the notional amounts of foreign exchange contracts outstanding were $0 and $489, respectively. In 1997, the Media Group entered into foreign exchange forward contracts in notional amounts totaling $170 for the purchase and/or sale of British pounds, Japanese Yen and French Francs.

    Forward exchange contracts are carried at market value. Gains or losses on the portion of the contracts designated as hedges of firm equity investment commitments are deferred as a component of Media Group equity and are recognized in earnings upon sale of the investment. Gains or losses on the portion of the contracts designated to offset translation of investee net income were recorded in earnings.

    Forward contracts were also used to hedge foreign denominated receivables. These contracts were carried at market value with gains or losses recorded in earnings. Foreign currency transaction pretax gains of $27 and pretax hedging losses of $24 were included in earnings in the year ended December 31, 1996.

    Cumulative deferred gains on foreign exchange contracts of $9 and deferred losses of $28, including deferred taxes (benefits) of $4 and $(11), respectively, are included in Media Group equity at December 31, 1996. Cumulative deferred gains on foreign exchange contracts of $9 and deferred losses of $25, including deferred taxes (benefits) of $4 and $(10), respectively, are included in Media Group equity at December 31, 1995.

    The counterparties to these contracts are major financial institutions. Media Group is exposed to credit loss in the event of nonperformance by these counterparties. The Company does not have significant exposure to an individual counterparty and does not anticipate nonperformance by any counterparty.

                              U S WEST MEDIA GROUP

NOTE 7: PROPERTY, PLANT AND EQUIPMENT

    The composition of property, plant and equipment follows:

                                                                                 DECEMBER 31,
                                                                             --------------------
                                                                               1996       1995
                                                                             ---------  ---------
Land and buildings.........................................................  $     307  $     168
Cable distribution systems.................................................      2,640        167
Cellular systems...........................................................        897        733
General purpose computers and other........................................        856        471
Construction in progress...................................................        411        167
                                                                             ---------  ---------
                                                                                 5,111      1,706
Less accumulated depreciation..............................................        836        558
                                                                             ---------  ---------
Property, plant and equipment -- net.......................................  $   4,275  $   1,148
                                                                             ---------  ---------
                                                                             ---------  ---------

    During 1996, property, plant and equipment increased $2,635 as a result of the Continental Merger. This increase was primarily attributed to cable and distribution systems. Media Group depreciates buildings between 10 to 40 years, cable distribution systems between 3 to 15 years, cellular systems between 5 to 15 years, and general purpose computer and other between 3 to 20 years.

    Depreciation expense was $289, $173, and $121 in 1996, 1995 and 1994, respectively.

NOTE 8: INTANGIBLE ASSETS

    The composition of intangible assets follows:

                                                                               DECEMBER 31,
                                                                           --------------------
                                                                             1996       1995
                                                                           ---------  ---------
Identified intangibles, primarily franchise value........................  $   8,388  $   1,183
Goodwill.................................................................      4,465        743
                                                                           ---------  ---------
                                                                              12,853      1,926
Less accumulated amortization............................................        258        128
                                                                           ---------  ---------
Total intangible assets -- net...........................................  $  12,595  $   1,798
                                                                           ---------  ---------
                                                                           ---------  ---------

    During 1996, identified intangibles (primarily franchise value) increased $7,203 and goodwill increased $3,710 as a result of the Continental Merger. Amortization expense was $133, $76 and $23 in 1996, 1995 and 1994, respectively.

                              U S WEST MEDIA GROUP

NOTE 9: DEBT

SHORT-TERM DEBT

    The components of short-term debt follow:

                                                                                       DECEMBER 31,
                                                                                   --------------------
                                                                                     1996       1995
                                                                                   ---------  ---------
Notes payable:
  Commercial paper...............................................................  $     141  $     203
  Bank loan......................................................................     --            216
  Other..........................................................................         55     --
Current portion of long-term debt................................................        167        568
Allocated to the capital assets segment -- net...................................       (146)      (151)
                                                                                   ---------  ---------
Total............................................................................  $     217  $     836
                                                                                   ---------  ---------
                                                                                   ---------  ---------

    U S WEST maintains a commercial paper program to finance short-term cash flow requirements, as well as to maintain a presence in the short-term debt market. The weighted-average interest rate on commercial paper was 5.76 percent and 5.79 percent at December 31, 1996 and 1995, respectively. Additional lines of credit aggregating approximately $4.5 billion are available to the Media Group as well as the nonregulated subsidiaries of the Communications Group in accordance with their borrowing needs.

    Other notes payable at December 31, 1996 include $50 associated with the Media Group's increase in ownership of a cable venture in the Czech Republic. This note was paid in January 1997. At December 31, 1995, the bank loan, in the translated principal amount of $216, was denominated in Dutch Guilders. The loan was repaid in February 1996.

    In January 1997, the Media Group paid the cash portion of the Continental Merger consideration totaling $1,150. This payment was financed with commercial paper.

    The Media Group expects that cash from operations combined with asset sales will not be adequate to fund expected cash requirements in 1997. Additional financing will come primarily from new short-term debt.

LONG-TERM DEBT

    On November 15, 1996, U S WEST assumed Continental debt totaling $6,525 (at market value) in conjunction with the Merger. Concurrently, U S WEST refinanced $3,657 of the assumed debt with commercial paper. In January 1997, U S WEST issued medium- and long-term debt totaling $4.1 billion, at a weighted-average interest rate of 7.47 percent. The net proceeds were used to refinance outstanding commercial paper. Such commercial paper is classified as long-term debt in the accompanying U S WEST Media Group Combined Balance Sheets and the following tables.

                              U S WEST MEDIA GROUP

NOTE 9: DEBT (CONTINUED)
    The components of long-term debt follow:

                                                                                     DECEMBER 31,
                                                                                 --------------------
                                                                                   1996       1995
                                                                                 ---------  ---------
Senior unsecured notes, debentures and refinanced commercial paper.............  $   7,230  $   1,138
Zero coupon subordinated notes, 7.3 percent yield to maturity convertible at
 any time into equal shares of Communications Stock and Media Stock............        718        737
Senior subordinated debt.......................................................        400     --
Debt exchangeable for common stock.............................................        384        130
Insurance company notes........................................................         68     --
Leveraged employee stock ownership plans ("LESOP").............................         53         91
Capital lease obligations......................................................         12          2
Other..........................................................................         68         17
Unamortized discount -- net....................................................       (471)      (494)
Unamortized premium -- net.....................................................        335     --
Allocated to the capital assets segment -- net.................................       (161)      (356)
                                                                                 ---------  ---------
Total..........................................................................  $   8,636  $   1,265
                                                                                 ---------  ---------
                                                                                 ---------  ---------

    At December 31, 1996, long-term debt includes senior unsecured notes and debentures totaling $2.0 billion, senior subordinated debt of $400 and insurance company notes of $68 assumed in connection with the Continental Merger. The senior unsecured notes and debentures and the senior subordinated debt totaling $2.4 billion are not guaranteed by U S WEST. The notes and debentures limit Continental's ability to, among other things, pay dividends, create liens, incur additional debt, dispose of property, investments and leases, and requires a minimum ratio of cash flow to debt.

    On May 13, 1996, U S WEST issued $254 of DECS due May 15, 1999, in the principal amount of $26.63 per note. The notes bear interest at 7.625 percent. Upon maturity, each DECS will be mandatorily redeemed by U S WEST for shares of Financial Security Assurance Holdings Ltd. ("FSA") held by Media Group or the cash equivalent, at Media Group's option. The number of shares to be delivered at maturity varies based on the per share market price of FSA. If the market price is $26.63 per share or less, one share of FSA will be delivered for each note; if the market price is between $26.63 and $32.48 per share, a fractional share is delivered so that the value at maturity is equal to $26.63; if the market value is greater than $32.48 per share, .8197 shares are delivered for each note. The capital assets segment currently owns approximately 40 percent of the outstanding FSA common stock.

    In 1995, U S WEST issued $130 of DECS, due December 15, 1998, in the principal amount of $24.00 per note. The notes bear interest at 7.625 percent. Upon maturity, each DECS will be mandatorily redeemed by U S WEST for shares of Enhance Financial Services Group, Inc. ("Enhance") held by Media Group or the cash equivalent at U S WEST's option. The number of shares to be delivered at maturity varies based on the per share market price of Enhance. If the market price is $24.00 per share or less, one share of Enhance will be delivered for each note; if the market price is between $24.00 and $28.32 per share, a fractional share equal to $24.00 is delivered; if the market value is greater than $28.32 per share, .8475 shares are delivered for each note. At December 31, 1996, the capital assets segment owned 30.1 percent of the outstanding Enhance common stock.

                              U S WEST MEDIA GROUP

NOTE 9: DEBT (CONTINUED)
    Interest rates and maturities of long-term debt at December 31 follow:

                                                                 MATURITIES
                                           -------------------------------------------------------    TOTAL      TOTAL
INTEREST RATES                               1998       1999       2000       2001     THEREAFTER     1996       1995
-----------------------------------------  ---------  ---------  ---------  ---------  -----------  ---------  ---------
Up to 5%.................................  $  --      $  --      $  --      $  --       $       6   $       6  $  --
Above 5% to 6%...........................        130     --         --         --              10         140        130
Above 6% to 7%...........................     --            309         48         38       2,089       2,484      1,018
Above 7% to 8%...........................     --         --             13     --           3,428       3,441        737
Above 8% to 9%...........................         42         11     --            240       1,475       1,768        147
Above 9% to 10%..........................     --             15         25         10         525         575         79
Above 10%................................         34         35          2          2         434         507          2
                                           ---------  ---------  ---------  ---------  -----------  ---------  ---------
                                           $     206  $     370  $      88  $     290   $   7,967       8,921      2,113
                                           ---------  ---------  ---------  ---------  -----------
                                           ---------  ---------  ---------  ---------  -----------
Capital lease obligations.........................................................................         12          2
Unamortized discount -- net.......................................................................       (471)      (494)
Unamortized premium -- net........................................................................        335     --
Allocated to the capital assets segment -- net....................................................       (161)      (356)
                                                                                                    ---------  ---------
Total.............................................................................................  $   8,636  $   1,265
                                                                                                    ---------  ---------
                                                                                                    ---------  ---------

    Interest payments, net of amounts capitalized, were $233, $140, and $167 for 1996, 1995 and 1994, respectively, of which $59, $87 and $134, respectively, relate to the capital assets segment.

                              U S WEST MEDIA GROUP

NOTE 9: DEBT (CONTINUED)

INTEREST RATE RISK MANAGEMENT

    The objective of the interest rate risk management program is to minimize the total cost of debt over time and the debt's interest variability. This is achieved through interest rate swaps, which adjust the ratio of fixed- to variable-rate debt.

    Under an interest rate swap, Media Group agrees with another party to exchange interest payments at specified intervals over a defined term. Interest payments are calculated by reference to the notional amount based on the fixed- and variable-rate terms of the swap agreements. The net interest accrued under an interest rate swap is accounted for as an adjustment to interest expense. In 1996, U S WEST assumed interest rate swaps in the notional amount of $1,000 and interest cap agreements in the notional amount of $500 in connection with the Continental Merger. The interest rate cap agreements protect against large increases in interest rates and have various maturities through 1998. Interest payments received under the terms of a cap agreement would be accounted for as an adjustment to interest expense.

    The table summarizes terms of interest rate swaps. Variable rates are indexed to the 30-day commercial paper rate.

                                                 DECEMBER 31, 1996                                 DECEMBER 31, 1995
                                  ------------------------------------------------  ------------------------------------------------
                                                            WEIGHTED AVERAGE RATE                             WEIGHTED AVERAGE RATE
                                   NOTIONAL                 ----------------------   NOTIONAL                 ----------------------
                                    AMOUNT     MATURITIES     RECEIVE       PAY       AMOUNT     MATURITIES     RECEIVE       PAY
                                  -----------  -----------  -----------  ---------  -----------  -----------  -----------  ---------
Variable to fixed...............   $   1,055     1997-2004        5.73        7.06   $      55     1997-2004        5.85        9.30

    During fourth-quarter 1996, U S WEST purchased put options for $1.5 billion notional of U.S. Treasury Bonds to protect against an increase in interest rates in conjunction with the 1997 debt refinancing. The contracts closed in January 1997 and a deferred gain of $5 was recognized. The deferred gain will be recognized as a yield adjustment over the life of the debt, which matures at various dates through 2027.

    The counterparties to interest rate contracts are major financial institutions. U S WEST is exposed to credit loss in the event of nonperformance by these counterparties. U S WEST manages this exposure by monitoring the credit standing of the counterparty and establishing dollar and term limitations which correspond to the respective credit rating of each counterparty. U S WEST does not have significant exposure to an individual counterparty and does not anticipate nonperformance by any counterparty.

NOTE 10: FAIR VALUES OF FINANCIAL INSTRUMENTS

    Fair values of cash equivalents, other current amounts receivable and payable, and short-term debt approximate carrying values due to their short-term nature.

    The fair values of mandatorily redeemable preferred stock and long-term receivables, based on quoted market prices or discounting future cash flows, approximate the carrying values. The fair value of foreign exchange contracts and interest rate cap agreements, based on estimated amounts Media Group would receive or pay to terminate such agreements, approximate the carrying values. It is not practicable to estimate the fair value of financial guarantees because there are no quoted market prices for similar transactions.

                              U S WEST MEDIA GROUP

NOTE 10: FAIR VALUES OF FINANCIAL INSTRUMENTS (CONTINUED)
    The fair values of interest rate swaps, including swaps associated with the capital assets segment, are based on estimated amounts Media Group would receive or pay to terminate such agreements taking into account current interest rates and creditworthiness of the counterparties.

    The fair values of long-term debt, including debt associated with the capital assets segment and Preferred Securities, are based on quoted market prices where available or, if not available, are based on discounting future cash flows using current interest rates.

                                                                        DECEMBER 31,
                                                       ----------------------------------------------
                                                                1996                    1995
                                                       ----------------------  ----------------------
                                                        CARRYING      FAIR      CARRYING      FAIR
                                                          VALUE       VALUE       VALUE       VALUE
                                                       -----------  ---------  -----------  ---------
Debt (includes short-term portion)...................   $   9,334   $   9,400   $   2,897   $   3,000
Interest rate swap agreements -- assets..............      --              (5)     --             (13)
Interest rate swap agreements -- liabilities.........          17          37      --              34
                                                       -----------  ---------  -----------  ---------
Debt -- net..........................................   $   9,351   $   9,432   $   2,897   $   3,021
                                                       -----------  ---------  -----------  ---------
                                                       -----------  ---------  -----------  ---------
Preferred Securities.................................   $   1,080   $   1,074   $     600   $     636
                                                       -----------  ---------  -----------  ---------
                                                       -----------  ---------  -----------  ---------

    Investments in debt and equity securities are classified as available for sale and are carried at market value. The debt securities have various maturity dates through the year 2001. The market value of these securities is based on quoted market prices where available or, if not available, is based on discounting future cash flows using current interest rates.

    Equity securities totaling $713 acquired in the Continental Merger are included in the following table. The amortized cost and estimated market value of debt and equity securities follow:

                                                    DECEMBER 31, 1996                              DECEMBER 31, 1995
                                    --------------------------------------------------  ---------------------------------------
                                                   GROSS          GROSS                                GROSS          GROSS
                                                UNREALIZED     UNREALIZED      FAIR                 UNREALIZED     UNREALIZED
SECURITIES                            COST         GAINS         LOSSES        VALUE      COST         GAINS         LOSSES
----------------------------------  ---------  -------------  -------------  ---------  ---------  -------------  -------------
Equity securities.................  $     713    $       2      $  --        $     715  $  --        $  --          $  --
Corporate debt....................         20       --             --               20         20       --             --
Securitized loan..................         55       --                 (6)          49         55       --                 (5)
                                    ---------        -----          -----    ---------  ---------        -----          -----
Total.............................  $     788    $       2      $      (6)   $     784  $      75    $  --          $      (5)
                                    ---------        -----          -----    ---------  ---------        -----          -----
                                    ---------        -----          -----    ---------  ---------        -----          -----


                                      FAIR
SECURITIES                            VALUE
----------------------------------  ---------
Equity securities.................  $  --
Corporate debt....................         20
Securitized loan..................         50
                                    ---------
Total.............................  $      70
                                    ---------
                                    ---------

    Net unrealized losses on marketable securities are included in equity. 1996 net unrealized gains are $1 (net of deferred taxes) and 1995 net unrealized losses are $3 (net of a deferred tax benefit of $2).

                              U S WEST MEDIA GROUP

NOTE 11: LEASING ARRANGEMENTS

    Media Group has entered into operating leases for office facilities, equipment and real estate. Rent expense under operating leases was $63, $60 and $63 in 1996, 1995 and 1994, respectively. Minimum future lease payments as of December 31, 1996, under noncancelable operating leases, follow:

YEAR
----------------------------------------------------------------------------
1997........................................................................  $      69
1998........................................................................         57
1999........................................................................         46
2000........................................................................         37
2001........................................................................         24
Thereafter..................................................................         83
                                                                              ---------
Total.......................................................................  $     316
                                                                              ---------
                                                                              ---------

NOTE 12: COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY COMPANY-GUARANTEED DEBENTURES

    On October 29, 1996, U S WEST Financing II, a wholly owned subsidiary of U S WEST ("Financing II") issued $480 of 8.25 percent Trust Originated Preferred Securities (the "Preferred Securities") and $15 of common securities. U S WEST holds all of the outstanding common securities of Financing II. Financing II used the proceeds from such issuance to purchase from U S WEST Capital Funding, Inc., a wholly owned subsidiary of U S WEST ("Capital Funding"), $495 principal amount of Capital Funding's 8.25 percent Subordinated Deferrable Interest Notes due 2036 (the "Subordinated Debt Securities"), the obligations under which are fully and unconditionally guaranteed by U S WEST (the "Debt Guarantee"). The sole assets of Financing II are and will be the Deferrable Notes and the Debt Guarantee.

    On September 11, 1995, U S WEST Financing I, a wholly owned subsidiary of U S WEST ("Financing I"), issued $600 million of 7.96 percent Preferred Securities and $19 of common securities. U S WEST holds all of the outstanding common securities of Financing I. Financing I used the proceeds from such issuance to purchase from Capital Funding $619 principal amount of Capital Funding's 7.96 percent Subordinated Debt Securities due 2025, the obligations under which are fully and unconditionally guaranteed by U S WEST. The sole assets of Financing I are and will be the Subordinated Debt Securities and the Debt Guarantee.

    U S WEST has guaranteed the payment of interest and redemption amounts to holders of Preferred Securities when Financing I and II have funds available for such payments (the "Payment Guarantee") as well as Capital Funding's undertaking to pay all of Financing I and II's costs, expenses and other obligations (the "Expense Undertaking"). The Payment Guarantee and the Expense Undertaking, including U S WEST's guarantee with respect thereto, considered together with Capital Funding's obligations under the indenture and Subordinated Debt Securities and U S WEST's obligations under the indenture, declaration and Debt Guarantee, constitute a full and unconditional guarantee by U S WEST of Financing I and II's obligations under the Preferred Securities. The interest and other payment dates on the Subordinated Debt Securities correspond to the distribution and other payment dates on the Preferred Securities. Under certain circumstances, the Subordinated Debt Securities may be distributed to the holders of Preferred Securities and common securities in liquidation of Financing I and II.

                              U S WEST MEDIA GROUP

NOTE 12: COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES
       OF SUBSIDIARY TRUST HOLDING SOLELY COMPANY-GUARANTEED DEBENTURES (CONTINUED)
    The 7.96 percent Subordinated Debt Securities are redeemable in whole or in part by Capital Funding at any time on or after September 11, 2000, at a redemption price of $25.00 per Subordinated Debt Security plus accrued and unpaid interest. If Capital Funding redeems the Subordinated Debt Securities, Financing I is required to redeem the Preferred Securities concurrently at $25.00 per share plus accrued and unpaid distributions. As of December 31, 1996 and 1995, 24,000,000 7.96 percent Preferred Securities were outstanding.

    The 8.25 percent Subordinated Debt Securities are redeemable in whole or in part by Capital Funding at any time on or after October 29, 2001, at a redemption price of $25.00 per Subordinated Debt Security plus accrued and unpaid interest. If Capital Funding redeems the Subordinated Debt Securities, Financing II is required to redeem the Preferred Securities concurrently at $25.00 per share plus accrued and unpaid distributions. As of December 31, 1996, 19,200,000 8.25 percent Preferred Securities were outstanding.

NOTE 13: PREFERRED STOCK SUBJECT TO MANDATORY REDEMPTION

    On September 2, 1994, U S WEST issued to Fund American Enterprises Holdings Inc. ("FFC") 50,000 shares of a class of 7 percent Series C Cumulative Redeemable Preferred Stock for a total of $50. (See Note 20 -- Net Investment in Assets Held for Sale -- to the U S WEST Media Group Combined Financial Statements.) The preferred stock was recorded at fair market value of $51 at the issue date. Media Group has the right, commencing September 2, 1999, to redeem the shares for one thousand dollars per share plus unpaid dividends and a redemption premium. The shares are mandatorily redeemable in 2004 at face value plus unpaid dividends. At the option of FFC, the preferred stock can also be redeemed for common shares of Financial Security Assurance, an investment held by the capital assets segment. The market value of the option was $35 and $20 (based on the Black-Scholes Model) at December 31, 1996 and 1995, respectively, with no carrying value.

                              U S WEST MEDIA GROUP

NOTE 14: MEDIA GROUP EQUITY

    Following is a reconciliation of Media Group equity:

                                                                            DECEMBER 31,
                                                                   -------------------------------
                                                                     1996       1995       1994
                                                                   ---------  ---------  ---------
Balance at beginning of period...................................  $   4,472  $   4,203  $   3,139
  Net income (loss)..............................................        (71)       141        276
  Equity issuance for Continental Merger.........................      2,590     --         --
  Series D Preferred Stock issuance for Continental Merger.......        920     --         --
  Other Media Stock issuances....................................         38          7     --
  Stock option hedging premium...................................        (32)    --         --
  Company LESOP guarantee........................................         36         60         56
  Market value adjustment for debt and equity securities.........         (6)        36        (64)
  Foreign currency translation...................................         (1)        (9)         6
  Preferred dividends............................................         (9)        (3)    --
  Equity issuances prior to recapitalization.....................     --             37        790
  Treasury stock purchases.......................................       (297)    --         --
  Other..........................................................         (8)    --         --
                                                                   ---------  ---------  ---------
Balance at end of period.........................................  $   7,632  $   4,472  $   4,203
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

    In connection with the Continental Merger, U S WEST issued 150,615,000 shares of Media Stock to Continental shareowners, valued at $2,590. The Company also purchased and placed into treasury 15,916,000 shares of Media Stock at an average price per share of $18.66 and a cost basis of $297.

    On November 15, 1996, U S WEST issued 20,000,000 shares of 4.5 percent, 20 year, Series D Convertible Preferred Stock (the "Preferred Stock") to Continental shareowners. Dividends are payable quarterly on the nonvoting Preferred Stock as and when declared by the Board of Directors out of funds legally available. The Preferred Stock has a liquidation value of $50 per share and is recorded at the November 15, 1996 market value of $46 per share. The Preferred Stock is convertible, at the option of the holder, into shares of Media Stock at $26.25 per share. Between November 15, 1999 and November 15, 2001, the Preferred Stock is redeemable at par, at the option of U S WEST, into shares of Media Stock if the Media common shares have closed at $34.44 per share for at least 20 of the 30 consecutive trading days prior to the notice of redemption. After November 15, 2001, the Preferred Stock is redeemable at par, at the option of U S WEST, in cash, Media Stock, or any combination of cash and stock. If Media Stock is elected, the number of shares to be issued will be determined based on the average market price for the ten consecutive trading days ending on the third business day prior to redemption, reduced by five percent. On November 15, 2016, U S WEST is required to redeem the Preferred Stock, at its election, for cash, Media Stock, or any combination of cash and stock. Upon certain events, including the disposition of all or substantially all of the properties and assets attributed to the Media Group, the Preferred Stock becomes mandatorily redeemable. The Preferred Stock ranks senior to all classes of U S WEST common stock, is subordinated to any senior debt and ranks pari passu with the Preferred Securities.

    U S WEST issued 152,468,000 and 392,000 shares of Media Stock in 1996 and 1995 (since the November 1, 1995 recapitalization), respectively, and had 608,863,000 and 472,314,000 shares outstanding at December 31, 1996 and 1995, respectively.

                              U S WEST MEDIA GROUP

NOTE 14: MEDIA GROUP EQUITY (CONTINUED)
    Included in Media Group equity is the cumulative foreign currency translation adjustment of $(39), $(38) and $(29) at December 31, 1996, 1995 and 1994, respectively, net of income tax benefits of $24, $24 and $18, respectively.

    LEVERAGED EMPLOYEE STOCK OWNERSHIP PLAN ("LESOP"). The Media Group and the Communications Group participate in the defined contribution savings plan sponsored by U S WEST. Employees of the Media Group are covered by the plan, except for Continental, Atlanta Systems and foreign national employees. U S WEST matches a percentage of eligible employee contributions with shares of Media Stock and/or Communications Stock in accordance with participant elections. Participants may also elect to reallocate past Company contributions between Media Stock and Communications Stock. In 1989, U S WEST established two LESOPs to provide Company stock for matching contributions to the savings plan. Shares in the LESOP are released as principal and interest are paid on the debt. At December 31, 1996, 11,019,157 shares each of Media Stock and Communications Stock had been allocated from the LESOP to participants' accounts while 2,132,291 and 1,865,494 shares of Media Stock and Communications Stock, respectively, remained unallocated.

    The borrowings associated with the LESOP, which are unconditionally guaranteed by U S WEST, are included in the accompanying Media Group Combined Financial Statements. Contributions from the Media Group and the Communications Group as well as dividends on unallocated shares held by the LESOP ($5, $8 and $11 in 1996, 1995 and 1994, respectively), are used for debt service. Beginning with the dividend paid in fourth-quarter 1995, dividends on allocated shares are paid annually to participants. Previously, dividends on allocated shares were used for debt service with participants receiving additional shares from the LESOP in lieu of dividends. Tax benefits related to dividend payments on eligible shares in the savings plan have been allocated to the Communications Group, which paid the dividends.

    Media Group recognizes expense based on the cash payments method. Contributions to the plan related to the Media Group were $12, $16 and $12 in 1996, 1995 and 1994, respectively, of which $2, $3 and $3, respectively, have been classified as interest expense.

NOTE 15: STOCK INCENTIVE PLANS

    The Media Group and Communications Group participate in the stock incentive plans maintained by U S WEST for executives and other employees and nonemployees, primarily members of the Board. The Amended 1994 Stock Plan (the "Plan") was approved by shareowners on October 31, 1995, in connection with the Recapitalization Plan. The Plan is a successor plan to the U S WEST, Inc. Stock Incentive Plan and the U S WEST 1991 Stock Incentive Plan (the "Predecessor Plans"). No further grants of options or restricted stock may be made under the Predecessor Plans. The Plan is administered by the Human Resources Committee of the Board of Directors with respect to officers, executive officers and outside directors and by a special committee with respect to all other eligible employees and eligible nonemployees.

    Effective November 1, 1995, each outstanding U S WEST stock option was converted into one Media Group and one Communications Group stock option. Subsequent to November 1, 1995, each Group grants options primarily to its own employees.

    The maximum aggregate number of shares of Media Stock that may be granted in any calendar year for all purposes under the Plan is three-quarters of one percent (0.75 percent) of the shares of such class outstanding (excluding shares held in U S WEST's treasury) on the first day of such calendar year. In the

                              U S WEST MEDIA GROUP

NOTE 15: STOCK INCENTIVE PLANS (CONTINUED) event that fewer than the full aggregate number of shares of either class available for issuance in any calendar year are issued in any such year, the shares not issued shall be added to the shares of such class available for issuance in any subsequent year or years. Options granted may be exercised no later than 10 years after the grant date.

    During 1995, U S WEST modified the Plan to allow employees who terminate and are eligible for a full service pension, or who terminate under the long-term disability plan, to exercise their existing stock options according to their original terms. Additionally, U S WEST allows employees who separate under a management separation plan to retain unvested stock options. The compensation cost that has been included in earnings in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," was $1 and $3 in 1996 and 1995, respectively all of which related to Plan modifications. No compensation expense was recognized in 1994.

    U S WEST has adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," but continues to account for the Plan under APB Opinion No. 25. Had compensation cost for the Plan been determined consistent with the fair value based accounting method under SFAS No. 123, Media Group pro forma net income (loss) and earnings (loss) per share would have been the following:

                                                               YEAR ENDED DECEMBER 31,
                                                 ----------------------------------------------------
                                                           1996                       1995
                                                 ------------------------  --------------------------
                                                               LOSS PER                    EARNINGS
                                                  NET LOSS       SHARE      NET INCOME     PER SHARE
                                                 -----------  -----------  -------------  -----------
As reported....................................   $     (71)   $   (0.16)    $     141     $    0.29
Pro forma......................................         (82)       (0.18)          140          0.29

    The fair value based method of accounting for stock-based compensation plans under SFAS No. 123 recognizes the value of options granted as compensation cost over the option's vesting period and has not been applied to options granted prior to January 1, 1995. Accordingly, the resulting pro forma compensation cost is not representative of what compensation cost will be in future years.

                              U S WEST MEDIA GROUP

NOTE 15: STOCK INCENTIVE PLANS (CONTINUED)

    Following are the weighted-average assumptions used in connection with the Black-Scholes option-pricing model to estimate the fair value of options granted in 1996 and 1995:

                                                                                   YEAR ENDED DECEMBER
                                                                                           31,
                                                                                  ----------------------
                                                                                     1996        1995
                                                                                  ----------  ----------
Risk-free interest rate.........................................................       6.30%       6.00%
Expected life...................................................................   5.0 years   5.0 years
Expected volatility.............................................................       28.5%       28.5%

    Data for outstanding options under the Plan is summarized as follows:

                                                              MEDIA GROUP              U S WEST, INC.
                                                       -------------------------  ------------------------
                                                                      WEIGHTED-                 WEIGHTED-
                                                                       AVERAGE                   AVERAGE
                                                        NUMBER OF     EXERCISE     NUMBER OF    EXERCISE
                                                          SHARES        PRICE       SHARES*       PRICE
                                                       ------------  -----------  -----------  -----------
Outstanding January 1, 1994..........................                               5,301,539   $   39.76
                                                                                  -----------  -----------
  Granted............................................                               2,438,409       36.15
  Exercised..........................................                                (139,762)      33.72
  Canceled or expired................................                                (214,149)      40.71
                                                                                  -----------  -----------
Outstanding December 31, 1994........................                               7,386,037   $   38.66
                                                                                  -----------  -----------
  Granted(1).........................................                               4,814,856       41.12
  Exercised..........................................                                (430,631)      34.03
  Canceled or expired(1).............................                              (1,927,083)      37.02
                                                                                  -----------  -----------
Outstanding October 31, 1995.........................                               9,843,179   $   40.39
                                                                                  -----------  -----------
Recapitalization Plan................................     9,843,179   $   16.28    (9,843,179)  $  (40.39)
                                                       ------------  -----------  -----------  -----------
                                                                                  -----------  -----------
  Granted............................................        71,580       18.51
  Exercised..........................................      (191,243)      14.71
  Canceled or expired................................       (15,350)      16.82
                                                       ------------  -----------
Outstanding December 31, 1995........................     9,708,166   $   16.33
                                                       ------------  -----------
  Granted............................................     5,523,728       19.36
  Exercised..........................................      (507,329)      14.93
  Canceled or expired................................      (610,471)      17.86
                                                       ------------  -----------
Outstanding December 31, 1996........................    14,114,094   $   17.49
                                                       ------------  -----------
                                                       ------------  -----------

------------------------------

*   Includes options granted in tandem with SARs.

(1) Amounts have been restated to include modified options which, under the provisions of SFAS No. 123, are treated as an exchange of the original award (i.e., canceled) for a new award (i.e. stock grant).

    Options to purchase 4,867,207 and 3,021,166 shares of Media stock at weighted-average exercise prices of $16.74 and $14.89 were exercisable at December 31, 1996 and 1995, respectively.

                              U S WEST MEDIA GROUP

NOTE 15: STOCK INCENTIVE PLANS (CONTINUED)
    The following table summarizes the status of outstanding and exercisable options under the Plan at December 31, 1996.

                                                     OUTSTANDING OPTIONS               EXERCISABLE OPTIONS
                                           ----------------------------------------  -----------------------
                                                           WEIGHTED-     WEIGHTED-                WEIGHTED-
                                                            AVERAGE       AVERAGE                  AVERAGE
                                              NUMBER       REMAINING     EXERCISE      NUMBER     EXERCISE
RANGE OF EXERCISE PRICES                   OUTSTANDING   LIFE (YEARS)      PRICE     EXERCISABLE    PRICE
-----------------------------------------  ------------  -------------  -----------  ----------  -----------
$10.10 - $14.46..........................     3,009,307         6.81     $   14.23      937,900   $   13.73
$14.51 - $16.93..........................     2,920,683         6.86         15.75    1,608,658       15.38
$16.98 - $17.88..........................     2,827,829         8.63         17.64      928,958       17.63
$17.94 - $20.50..........................     2,938,175         8.10         19.85    1,391,691       19.74
$20.63 - $21.13..........................     2,418,100         9.24         20.63       --          --
                                           ------------          ---    -----------  ----------  -----------
    Total................................    14,114,094         7.87     $   17.49    4,867,207   $   16.74
                                           ------------          ---    -----------  ----------  -----------
                                           ------------          ---    -----------  ----------  -----------

    A total of 5,523,728 and 4,886,436 Media Group options were granted in 1996 and 1995, respectively, of which 249,827 and 1,751,936 were modified options revalued as new grants. The weighted-average grant date fair value of Media Group options granted during the year, inclusive of modified options, using the Black-Scholes option-pricing model was $7.10 and $6.07 for 1996 and 1995, respectively. Excluding the modifications, the weighted-average grant date fair value was $7.23 and $6.45, respectively. The exercise price of Media Group stock options, excluding modified options, equals the market price on the grant date. The exercise prices of modified stock options may be greater or less than the market price on the revaluation date.

    Approximately 2,200,000 and 1,420,000 shares of Media Stock were available for grant under the plans in effect at December 31, 1996 and 1995, respectively. Approximately 16,314,000 shares of Media Stock were reserved for issuance under the Plan at December 31, 1996.

NOTE 16: EMPLOYEE BENEFITS

PENSION PLAN

    The Communications Group and the Media Group participate in the defined benefit pension plan sponsored by U S WEST. The employees of the Media Group are covered by the plan, except for Atlanta Systems and foreign national employees. Effective January 1, 1997, Continental's defined benefit pension plan was merged into the U S WEST plan. Since plan assets are not segregated into separate accounts or restricted to providing benefits to employees of the Media Group, assets of the plan may be used to provide benefits to employees of both the Communications Group and the Media Group. In the event the single employer pension plan sponsored by U S WEST would be separated into two or more plans, guidelines in the Internal Revenue Code dictate how assets of the plan must be allocated to the new plans. U S WEST currently has no intentions to split the plan. Because of these factors, U S WEST believes there is no reasonable basis to attribute plan assets to the Media Group as if it had funded separately its actuarially determined obligation.

    Management benefits are based on a final pay formula while occupational benefits are based on a flat benefit formula. U S WEST uses the projected unit credit method for the determination of pension cost

                              U S WEST MEDIA GROUP

NOTE 16: EMPLOYEE BENEFITS (CONTINUED)
for financial reporting purposes and the aggregate cost method for funding purposes. The Company's policy is to fund amounts required under the Employee Retirement Income Security Act of 1974 ("ERISA") and no funding was required in 1996, 1995 or 1994. Should funding be required in the future, funding amounts would be allocated to the Media Group based upon the ratio of service cost of the Media Group to total service cost of plan participants.

    The composition of the net pension cost (credit) and the actuarial assumptions of the plan follow:

                                                                                YEAR ENDED DECEMBER 31,
                                                                            -------------------------------
                                                                              1996       1995       1994
                                                                            ---------  ---------  ---------
Details of pension cost:
  Service cost -- benefits earned during the period.......................  $     203  $     173  $     197
  Interest cost on projected benefit obligation...........................        575        558        561
  Actual return on plan assets............................................     (1,509)    (1,918)       188
  Net amortization and deferral...........................................        726      1,185       (946)
                                                                            ---------  ---------  ---------
Net pension cost (credit).................................................  $      (5) $      (2) $       0
                                                                            ---------  ---------  ---------
                                                                            ---------  ---------  ---------

    The expected long-term rate of return on plan assets used in determining net pension cost was 8.50 percent for 1996, 1995 and 1994.

    The funded status of the U S WEST plan follows:

                                                                                         DECEMBER 31,
                                                                                     --------------------
                                                                                       1996       1995
                                                                                     ---------  ---------
Accumulated benefit obligation, including vested benefits of
 $6,544 and $5,839, respectively...................................................  $   7,446  $   6,617
                                                                                     ---------  ---------
                                                                                     ---------  ---------
Plan assets at fair value, primarily stocks and bonds..............................  $  10,958  $   9,874
Less: Projected benefit obligation.................................................      8,310      8,450
                                                                                     ---------  ---------
Plan assets in excess of projected benefit obligation..............................      2,648      1,424
Unrecognized net (gain)............................................................     (1,502)      (101)
Prior service cost not yet recognized in net periodic pension cost.................         31        (62)
Balance of unrecognized net asset at January 1, 1987...............................       (626)      (705)
                                                                                     ---------  ---------
Prepaid pension cost...............................................................  $     551  $     556
                                                                                     ---------  ---------
                                                                                     ---------  ---------

                              U S WEST MEDIA GROUP

NOTE 16: EMPLOYEE BENEFITS (CONTINUED)
    The actuarial assumptions used to calculate the projected benefit obligation follow:

                                                                                                       DECEMBER 31,
                                                                                                 ------------------------
                                                                                                    1996         1995
                                                                                                 -----------  -----------
Discount rate..................................................................................       7.50%        7.00%
Weighted-average rate of compensation increase.................................................       5.50%        5.50%

    Anticipated future benefit changes have been reflected in the above calculations.

    ALLOCATION OF PENSION COSTS. U S WEST's allocation policy is to: 1) offset the Company-wide service cost, interest cost and amortization by the return on plan assets; and 2) allocate the remaining net pension cost to the Media Group based on the ratio of actuarially determined service cost of the Media Group to total service cost of plan participants. U S WEST believes allocating net pension cost based on service cost is reasonable since service cost is a primary factor in determining pension cost. Net pension costs allocated to the Media Group were $0 in 1996, 1995 and 1994. The service and interest costs attributed to the Media Group for 1996 were $25 and $72, respectively, and the projected benefit obligation at December 31, 1996 was $1,081.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

    The Communications Group and the Media Group participate in plans sponsored by U S WEST which provide certain health care and life insurance benefits to retired employees. In conjunction with U S WEST's 1992 adoption of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," U S WEST elected to immediately recognize the accumulated postretirement benefit obligation for current and future retirees.

    U S WEST uses the projected unit credit method for the determination of postretirement medical and life costs for financial reporting purposes. The composition of net medical and life postretirement benefit costs and actuarial assumptions underlying plan benefits follows:

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                 -------------------------------
                                                                                   1996       1995       1994
                                                                                 ---------  ---------  ---------
Service cost -- benefits earned during the period..............................  $      70  $      65  $      75
Interest on accumulated benefit obligation.....................................        259        267        260
Actual return on plan assets...................................................       (231)      (415)         4
Net amortization and deferral..................................................         68        286        (99)
                                                                                 ---------  ---------  ---------
Net postretirement benefit costs...............................................  $     166  $     203  $     240
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------

    The expected long-term rate of return on plan assets used in determining postretirement benefit costs was 8.50 percent for 1996, 1995 and 1994.

                              U S WEST MEDIA GROUP

NOTE 16: EMPLOYEE BENEFITS (CONTINUED)
    The funded status of the plans follows:

                                                                                           DECEMBER 31,
                                                                                       --------------------
                                                                                         1996       1995
                                                                                       ---------  ---------
Accumulated postretirement benefit obligation attributable to:
  Retirees...........................................................................  $   2,255  $   2,137
  Fully eligible plan participants...................................................        347        327
  Other active plan participants.....................................................      1,289      1,224
                                                                                       ---------  ---------
Total accumulated postretirement benefit obligation..................................      3,891      3,688
Unrecognized net gain................................................................        534        539
Unamortized prior service cost.......................................................         32        (34)
Fair value of plan assets, primarily stocks, bonds and life insurance(1).............     (2,063)    (1,845)
                                                                                       ---------  ---------
Accrued postretirement benefit obligation............................................  $   2,394  $   2,348
                                                                                       ---------  ---------
                                                                                       ---------  ---------

------------------------------

(1) Medical plan assets include Communications Stock and Media Stock of $155 and $94, respectively, in 1996, and $210 and $112, respectively, in 1995.

    The actuarial assumptions used to calculate the accumulated postretirement benefit obligation follow:

                                                                                              DECEMBER 31,
                                                                                        ------------------------
                                                                                           1996         1995
                                                                                        -----------  -----------
Discount rate.........................................................................       7.50%        7.00%
Medical cost trend rate*..............................................................       8.00%        9.00%

------------------------------

* Medical cost trend rate gradually declines to an ultimate rate of 5.5 percent in 2011.

    A one-percent increase in the assumed health care cost trend rate for each future year would have increased the aggregate of the service and interest cost components of 1996 net postretirement benefit cost by approximately $27 and increased the 1996 accumulated postretirement benefit obligation by approximately $299.

    Anticipated future benefit changes have been reflected in these postretirement benefit calculations.

    PLAN ASSETS. Assets of the postretirement medical and life plans may be used to provide benefits to employees of both the Communications Group and the Media Group since plan assets are not legally restricted to providing benefits to either Group. In the event that either plan sponsored by U S WEST would be separated into two or more plans, there are no guidelines in the Internal Revenue Code for allocating assets of the plan. U S WEST currently has no intention to split the plans. For purposes of determining benefit costs, U S WEST allocates the assets based on historical contributions for postretirement medical costs, and on the ratio of Group to total salaries for life plan participants.

    POSTRETIREMENT MEDICAL AND LIFE COSTS. The service and interest components of net postretirement medical benefit costs are calculated for the Media Group based on the population characteristics of the Group. Since funding of postretirement medical costs is voluntary, return on assets is attributed to the Media Group based on historical funding. The Media Group has historically funded the maximum annual

                              U S WEST MEDIA GROUP

NOTE 16: EMPLOYEE BENEFITS (CONTINUED)
tax deductible contribution for management employees and the amount of annual expense for occupational employees. The Media Group periodically reviews its funding strategy and future funding amounts, if any, will be based upon the cash requirements of the Group.

    Net postretirement life costs, and funding requirements, if any, are allocated to the Media Group in the same manner as pension costs. U S WEST will generally fund the amount allowed for tax purposes. No funding of postretirement life insurance occurred in 1996, 1995 and 1994. U S WEST believes its method of allocating postretirement life costs is reasonable.

    Net postretirement medical benefit and life costs recognized by the Media Group for 1996, 1995 and 1994 were $12, $14 and $11, respectively. The percentage of postretirement medical assets attributed to the Media Group at December 31, 1996 and 1995, based upon historical voluntary contributions, was 4 percent. The aggregate accumulated postretirement medical and life benefit obligation attributable to the Media Group was $199 at December 31, 1996.

NOTE 17: INCOME TAXES

    The components of the provision (benefit) for income taxes follow:

                                                                             YEAR ENDED DECEMBER 31,
                                                                         -------------------------------
                                                                           1996       1995       1994
                                                                         ---------  ---------  ---------
Federal:
  Current..............................................................  $      61  $      47  $      50
  Deferred.............................................................        (92)        48        104
                                                                               ---  ---------  ---------
                                                                               (31)        95        154
Foreign:
  Current..............................................................          2          6     --
  Deferred.............................................................         30         33         14
                                                                               ---  ---------  ---------
                                                                                32         39         14
State and local:
  Current..............................................................          8          8         (6)
  Deferred.............................................................        (11)        21         42
                                                                               ---  ---------  ---------
                                                                                (3)        29         36
                                                                               ---  ---------  ---------
Provision (benefit) for income taxes...................................  $      (2) $     163  $     204
                                                                               ---  ---------  ---------
                                                                               ---  ---------  ---------

    U S WEST paid $693, $566 and $313 for income taxes in 1996, 1995 and 1994, respectively, inclusive of the capital assets segment, of which $60, $55 and ($178) related to the Media Group.

                              U S WEST MEDIA GROUP

NOTE 17: INCOME TAXES (CONTINUED)

    The effective tax rate differs from the statutory tax rate as follows:

                                                                          YEAR ENDED DECEMBER 31,
                                                                      -------------------------------
                                                                        1996       1995       1994
                                                                      ---------  ---------  ---------
                                                                               (IN PERCENT)
Federal statutory tax rate..........................................       35.0       35.0       35.0
Foreign taxes -- net of federal effect..............................      (28.2)       8.3        1.9
State income taxes -- net of federal effect.........................        2.7        6.1        4.9
Amortization of goodwill............................................      (19.9)       2.5     --
Leverage lease rate adjustment......................................       14.6     --         --
Other...............................................................       (1.5)       1.1        0.7
                                                                      ---------  ---------  ---------
Effective tax rate..................................................        2.7       53.0       42.5
                                                                      ---------  ---------  ---------
                                                                      ---------  ---------  ---------

    "Other" tax rate adjustments include prior period adjustments, meals and entertainment expense disallowance, lobbying expense disallowance and miscellaneous other deductions and disallowances.

    The components of the net deferred tax liability follow:

                                                                                 DECEMBER 31,
                                                                             --------------------
                                                                               1996       1995
                                                                             ---------  ---------
Property, plant and equipment..............................................  $     384  $     107
Leases.....................................................................        673        662
State deferred taxes -- net of federal effect..............................        956        178
Intangible assets..........................................................      2,415        112
Investments................................................................        373        213
Other......................................................................         57         12
                                                                             ---------  ---------
  Deferred tax liabilities.................................................      4,858      1,284
                                                                             ---------  ---------
Postemployment benefits, including pension.................................         34         22
Assets held for sale and other.............................................        138         98
Currency translation.......................................................         22         15
Start-up expenditures......................................................         13         17
Net operating loss and tax credit carryforwards............................        466     --
Valuation allowance........................................................       (387)    --
State deferred taxes -- net of federal effect..............................         99         33
Other......................................................................        244         55
                                                                             ---------  ---------
  Deferred tax assets......................................................        629        240
                                                                             ---------  ---------
Net deferred tax liability.................................................  $   4,229  $   1,044
                                                                             ---------  ---------
                                                                             ---------  ---------

    In connection with the Continental Merger, Media Group acquired net operating loss carryforwards of approximately $1,164 for federal income tax purposes, expiring in various years through 2011. Media Group also acquired investment tax credit carryforwards of approximately $50, expiring in various years through 2005. A valuation allowance of $387 has been established for the carryforwards due to limitations on utilization which exist for U S WEST. If in future periods the realization of the carryforwards becomes

                              U S WEST MEDIA GROUP

NOTE 17: INCOME TAXES (CONTINUED)
more likely than not, any reduction in the valuation allowance will be allocated to reduce goodwill and acquired intangible assets.

    The current portion of the deferred tax asset was $42 and $24 at December 31, 1996 and 1995, respectively, resulting primarily from compensation-related items.

    The net deferred tax liability includes $671 and $686 in 1996 and 1995, respectively, related to the capital assets segment.

    In 1996 and 1995 foreign operations contributed pretax losses of $315 and $35, respectively, in 1994 foreign operations contributed pretax earnings of $43.

NOTE 18: RELATED PARTY TRANSACTIONS

    CUSTOMER LISTS, BILLING AND COLLECTION AND OTHER SERVICES. The domestic publishing operations purchase customer lists, billing and collection and other services from the Communications Group. The data and services are purchased at market price. The charges for these services were $17, $20 and $29 in 1996, 1995 and 1994, respectively.

    TELECOMMUNICATIONS SERVICES. The domestic wireless operations purchase telecommunications network access and usage from the Communications Group. The services are purchased at market price or fully distributed cost. The charges for these services were $43, $40 and $30 in 1996, 1995 and 1994, respectively.

    CABLE TELEVISION PROGRAMMING. The domestic cable operations purchase cable television programming from TWE. The programming is purchased at market price. The charges for these services were $23 and $10 in 1996 and 1995, respectively.

NOTE 19: COMMITMENTS AND CONTINGENCIES

    U S WEST has commitments and debt guarantees associated with its international investments in the principal amount of approximately $700. In addition, a wholly owned subsidiary of U S WEST guarantees debt associated with its international investment in the principal amount of approximately $350. U S WEST also guarantees approximately $170 in commitments related to its domestic investments.

    Continental and the Federal Communications Commission have entered into a "social contract" as an alternative form of rate regulation for cable operators. The social contract is a six-year agreement covering all of Continental franchises. The social contract requires Continental to, among other things, invest at least $1.7 billion in domestic system rebuilds and upgrades through 2000 to expand channel capacity and improve system reliability and picture quality. At December 31, 1996, $870 is remaining on this commitment.

NOTE 20: NET INVESTMENT IN ASSETS HELD FOR SALE

    The Combined Financial Statements of the Media Group include the discontinued operations of the capital assets segment. During the second quarter of 1993, the U S WEST Board approved a plan to dispose of the capital assets segment through the sale of segment assets and businesses. The capital assets segment includes activities related to financial services and financial guarantee insurance operations. Also included in the segment is U S WEST Real Estate, Inc., for which disposition was announced in 1991.

                              U S WEST MEDIA GROUP

NOTE 20: NET INVESTMENT IN ASSETS HELD FOR SALE (CONTINUED)
    Effective January 1, 1995, the capital assets segment has been accounted for in accordance with Staff Accounting Bulletin No. 93, issued by the Securities and Exchange Commission, which requires discontinued operations not disposed of within one year of the measurement date to be accounted for prospectively in continuing operations as a "net investment in assets held for sale." The net realizable value of the assets is reevaluated on an ongoing basis with adjustments to the existing reserve, if any, charged to continuing operations. No such adjustment was required in 1996 or 1995. Prior to January 1, 1995, the entire capital assets segment was accounted for as discontinued operations in accordance with APB Opinion No. 30.

    Through a series of transactions in 1995 and 1994, Media Group reduced its ownership in FSA to 50.3 percent and its voting interest to 41.7 percent. During the second quarter of 1996, Media Group received $98 from the sale of 3,750,000 shares of FSA common stock. This sale reduced Media Group's ownership in FSA to approximately 40 percent. Also in second-quarter 1996, U S WEST issued DECS due May 15, 1999. The shares of FSA to be delivered upon maturity of the DECS, combined with the exercise of outstanding options held by Fund American Enterprises Holdings, Inc. to purchase FSA shares would, if consummated, result in a complete disposition of Media Group's ownership in FSA. (See Note 9 -- Debt -- to the U S WEST Media Group Combined Financial Statements.)

    In fourth-quarter 1995, U S WEST issued DECS to reduce its investment in Enhance Financial Services Group, Inc. ("Enhance") by December 1998. The shares of Enhance to be delivered upon maturity of the DECS would, if consummated, result in a complete disposition of Media Group's ownership in Enhance. (See
Note 9 -- Debt -- to the U S WEST Media Group Combined Financial Statements.)

    U S WEST Real Estate, Inc. has sold various assets for proceeds of $156, $120 and $327 in each of the three years ended December 31, 1996, respectively. The sales proceeds were in line with estimates. Proceeds from sales were primarily used to repay related debt. Media Group expects to substantially complete the liquidation of this portfolio by 1998. The remaining balance of assets subject to sale is approximately $287, net of reserves, as of December 31, 1996.

    Building sales and operating revenues of the capital assets segment were $223, $237 and $553 in 1996, 1995 and 1994, respectively. Subsequent to June 1, 1993, income (loss) from the capital assets segment is being deferred and is included within the reserve for assets held for sale.

    The assets and liabilities of the capital assets segment have been separately classified on the Combined Balance Sheets as net investment in assets held for sale.

                              U S WEST MEDIA GROUP

NOTE 20: NET INVESTMENT IN ASSETS HELD FOR SALE (CONTINUED)
    The components of net investment in assets held for sale follow:

                                                                               DECEMBER 31,
                                                                           --------------------
                                                                             1996       1995
                                                                           ---------  ---------
ASSETS
Cash and cash equivalents................................................  $      21  $      38
Finance receivables -- net...............................................        869        953
Investment in real estate -- net of valuation allowance..................        182        368
Bonds, at market value...................................................        146        149
Investment in FSA........................................................        326        384
Other assets.............................................................        165        177
                                                                           ---------  ---------
Total assets.............................................................  $   1,709  $   2,069
                                                                           ---------  ---------
                                                                           ---------  ---------
LIABILITIES
Debt.....................................................................  $     481  $     796
Deferred income taxes....................................................        671        686
Accounts payable, accrued liabilities and other..........................        137        148
Minority interests.......................................................         11         10
                                                                           ---------  ---------
Total liabilities........................................................      1,300      1,640
                                                                           ---------  ---------
Net investment in assets held for sale...................................  $     409  $     429
                                                                           ---------  ---------
                                                                           ---------  ---------

    Finance receivables primarily consist of contractual obligations under long-term leases that Media Group intends to run off. These long-term leases consist mostly of leveraged leases related to aircraft and power plants. For leveraged leases, the cost of the assets leased is financed primarily through nonrecourse debt which is netted against the related lease receivable.

    The components of finance receivables follow:

                                                                                 DECEMBER 31,
                                                                             --------------------
                                                                               1996       1995
                                                                             ---------  ---------
Receivables................................................................  $     821  $     921
Unguaranteed estimated residual values.....................................        444        447
                                                                             ---------  ---------
                                                                                 1,265      1,368
Less: Unearned income......................................................        380        390
     Credit loss and other allowances......................................         16         25
                                                                             ---------  ---------
Finance receivables -- net.................................................  $     869  $     953
                                                                             ---------  ---------
                                                                             ---------  ---------

    Investments in debt securities are classified as available for sale and are carried at market value. Any resulting unrealized holding gains or losses, net of applicable deferred income taxes, are reflected as a component of Media Group equity.

    The amortized cost of $147 and $149 at December 31, 1996 and 1995, respectively, of investments in debt securities approximates market value. 1996 net unrealized losses of $7 (net of deferred taxes of $5) and 1995 net unrealized gains of $39 (net of deferred taxes of $21), are included in Media Group equity.

                              U S WEST MEDIA GROUP

NOTE 20: NET INVESTMENT IN ASSETS HELD FOR SALE (CONTINUED)
DEBT

    Interest rates and maturities of debt associated with the capital assets segment at December 31 follow:

                                                                       MATURITIES
                                                  -----------------------------------------------------    TOTAL      TOTAL
INTEREST RATES                                      1997       1998       1999       2000       2001       1996       1995
------------------------------------------------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Above 5% to 6%..................................  $  --      $  --      $  --      $  --      $  --      $  --      $      10
Above 6% to 7%..................................         15     --         --         --         --             15         54
Above 7% to 8%..................................     --         --         --         --         --         --              5
Above 8% to 9%..................................     --         --            150          4     --            154        138
Above 9% to 10%.................................     --              5     --         --         --              5         53
Above 10% to 11%................................     --         --         --         --         --         --             29
                                                  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                                  $      15  $       5  $     150  $       4  $  --            174        289
                                                  ---------  ---------  ---------  ---------  ---------
                                                  ---------  ---------  ---------  ---------  ---------
Allocated to the capital assets
  segment -- net................................                                                               307        507
                                                                                                         ---------  ---------
Total...........................................                                                         $     481  $     796
                                                                                                         ---------  ---------
                                                                                                         ---------  ---------

    Debt of $71 at December 31, 1995, was collateralized by first deeds of trust on associated real estate and assignment of rents from leases.

    The following table summarizes terms of swaps associated with the capital assets segment. Variable rates are indexed to three- and six-month LIBOR.

                                                                                                    DECEMBER 31,
                                                                                        -------------------------------------
                                                       DECEMBER 31,
                                    --------------------------------------------------
                                                                                                        1995
                                                           1996                         -------------------------------------
                                    --------------------------------------------------                             WEIGHTED-
                                                                WEIGHTED- AVERAGE RATE                              AVERAGE
                                                                                                                     RATE
                                     NOTIONAL                   ----------------------   NOTIONAL                 -----------
                                      AMOUNT      MATURITIES      RECEIVE       PAY       AMOUNT     MATURITIES     RECEIVE
                                    -----------  -------------  -----------  ---------  -----------  -----------  -----------
Variable to fixed(1)..............   $     350          1997          5.55        9.01   $     380     1996-1997        5.96
Fixed to variable(1)..............         350          1997          7.32        5.61         380     1996-1997        7.29
Variable-rate basis
  adjustment(2)...................          10          1997          6.42        5.81          10          1997        5.92


                                       PAY
                                    ---------
Variable to fixed(1)..............       9.03
Fixed to variable(1)..............       5.87
Variable-rate basis
  adjustment(2)...................       5.85

------------------------------

(1) The fixed to variable swaps have the same terms as the variable to fixed swaps and were entered into to terminate the variable to fixed swaps. The net loss on the swaps is deferred and amortized over the remaining life of the swaps and is included in the reserve for assets held for sale.

(2) Variable-rate debt based on U.S. Treasury rates is swapped to a LIBOR-based interest rate.

                              U S WEST MEDIA GROUP

NOTE 20: NET INVESTMENT IN ASSETS HELD FOR SALE (CONTINUED)
FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET CREDIT RISK -- FINANCIAL GUARANTEES

    The Media Group retained certain risks in asset-backed obligations related to the commercial real estate portfolio. The principal amounts insured on the asset-backed obligations follow:

                                                                                   DECEMBER 31,
                                                                               --------------------
TERMS OF MATURITY                                                                1996       1995
-----------------------------------------------------------------------------  ---------  ---------
0 to 5 Years.................................................................  $     416  $     639
5 to 10 Years................................................................        436        450
10 to 15 Years...............................................................          8         10
                                                                               ---------  ---------
Total........................................................................  $     860  $   1,099
                                                                               ---------  ---------
                                                                               ---------  ---------

    Concentrations of collateral associated with insured asset-backed obligations follow:

                                                                                   DECEMBER 31,
                                                                               --------------------
TYPE OF COLLATERAL                                                               1996       1995
-----------------------------------------------------------------------------  ---------  ---------
Commercial mortgages:
  Commercial real estate.....................................................  $     341  $     442
  Corporate secured..........................................................        519        657
                                                                               ---------  ---------
Total........................................................................  $     860  $   1,099
                                                                               ---------  ---------
                                                                               ---------  ---------

ADDITIONAL FINANCIAL INFORMATION

    Information for U S WEST Financial Services, Inc., a member of the capital assets segment, follows:

                                                                       YEAR ENDED DECEMBER 31,
                                                                   -------------------------------
SUMMARIZED FINANCIAL INFORMATION                                     1996       1995       1994
-----------------------------------------------------------------  ---------  ---------  ---------
Revenue..........................................................  $      26  $      44  $      54
Net finance receivables..........................................        859        931        981
Total assets.....................................................      1,058      1,085      1,331
Total debt.......................................................        236        274        533
Total liabilities................................................        998      1,024      1,282
Equity...........................................................         60         61         49

                              U S WEST MEDIA GROUP

NOTE 21: QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                      QUARTERLY FINANCIAL DATA
                                                         --------------------------------------------------
                                                            FIRST       SECOND        THIRD       FOURTH
                                                           QUARTER      QUARTER      QUARTER      QUARTER
                                                         -----------  -----------  -----------  -----------
1996
Sales and other revenues...............................   $     613    $     658    $     694    $     990
Income (loss) before income taxes......................          20            2           39         (134)
Net income (loss)......................................           3          (11)          18          (81)
Earnings (loss) per common share.......................      --            (0.03)        0.04        (0.16)

1995
Sales and other revenues...............................   $     536    $     585    $     604    $     649
Income before income taxes and extraordinary item......          38           54           84          132
Income before extraordinary item.......................          15           25           33           72
Net income.............................................          15           25           29           72

Earnings per common share before
  extraordinary item...................................        0.03         0.05         0.07         0.15
Earnings per common share..............................        0.03         0.05         0.06         0.15

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

    1996 second-quarter net income includes a charge of $19 ($0.04 per share) related to the sale of the Company's cable television interests in Norway, Sweden and Hungary. 1996 fourth-quarter net income includes net losses of $71 and losses available for common stock of $77 ($0.15 per share) related to the Continental Merger.

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

                                                                        MARKET PRICE
                                                               -------------------------------
                                                                 HIGH        LOW       CLOSE
                                                               ---------  ---------  ---------
                                                                       (WHOLE DOLLARS)
PER SHARE MARKET DATA
1996
First quarter................................................  $  23.000  $  18.875  $  20.625
Second quarter...............................................     21.000     16.875     18.250
Third quarter................................................     18.875     14.375     16.875
Fourth quarter...............................................     19.875     15.375     18.375

1995
Fourth quarter(1)............................................  $  20.000  $  17.375  $  19.000

------------------------------

(1) Fourth-quarter 1995 per share market data is for the period November 1, 1995 through December 31, 1995.

                              U S WEST MEDIA GROUP

                             (DOLLARS IN MILLIONS)

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

                                                                       YEAR ENDED DECEMBER 31,
                                                                   -------------------------------
                                                                     1996       1995       1994
                                                                   ---------  ---------  ---------
Sales and other revenues.........................................  $   6,367  $   5,115  $   4,213
Operating expenses...............................................      4,894      3,966      3,311
                                                                   ---------  ---------  ---------
EBITDA(1)........................................................      1,473      1,149        902
Depreciation and amortization....................................      1,014        673        501
                                                                   ---------  ---------  ---------
Operating income.................................................        459        476        401

Income (loss) before extraordinary item..........................        (71)       145        276
Net income (loss)................................................  $     (71) $     141  $     276
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

------------------------------

(1) Earnings before interest, taxes, depreciation, amortization and other ("EBITDA"). EBITDA also excludes gains on asset sales, equity losses and guaranteed minority interest expense.

                                     abcde

                                     [LOGO]
                           PRINTED ON RECYCLED PAPER