Form 10-Q
period 1997-03-31
US WEST INC
filed 1997-05-14
CIK 732718

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 1997

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

The number of shares of each class of U S WEST, Inc.'s common stock outstanding (net of shares held in treasury), at April 30, 1997, was:

U  S  WEST  Communications  Group  Common  Stock  -  482,048,863  shares;
U  S  WEST  Media  Group  Common  Stock  -  606,397,667  shares

                                U S WEST, Inc.
                                   Form 10-Q
                               TABLE OF CONTENTS





Item                                                                    Page
----                                                                    ----
      PART I - FINANCIAL INFORMATION
1.    U S WEST, Inc. Financial Information
      Consolidated Statements of Operations -
      Three Months Ended March 31, 1997 and 1996                           3
      Consolidated Balance Sheets -
      March 31, 1997 and December 31, 1996                                 5
      Consolidated Statements of Cash Flows -
      Three Months Ended March 31, 1997 and 1996                           7
      Notes to Consolidated Financial Statements                           8
2.    U S WEST, Inc. Management's Discussion and Analysis of Financial
      Condition and Results of Operations                                 14


1.    U S WEST Communications Group Financial Information
      Combined Statements of Operations -
      Three Months Ended March 31, 1997 and 1996                          26
      Combined Balance Sheets -
      March 31, 1997 and December 31, 1996                                27
      Combined Statements of Cash Flows -
      Three Months Ended March 31, 1997 and 1996                          29
      Notes to Combined Financial Statements                              30
2.    U S WEST Communications Group Management's Discussion and
      Analysis of Financial Condition and Results of Operations           32


1.    U S WEST Media Group Financial Information
      Combined Statements of Operations -
      Three Months Ended March 31, 1997 and 1996                          39
      Combined Balance Sheets -
      March 31, 1997 and December 31, 1996                                40
      Combined Statements of Cash Flows -
      Three Months Ended March 31, 1997 and 1996                          42
      Notes to Combined Financial Statements                              43
2.    U S WEST Media Group Management's Discussion and
      Analysis of Financial Condition and Results of Operations           48

      PART II - OTHER INFORMATION
1.    Legal Proceedings                                                   59
6.    Exhibits and Reports on Form 8-K                                    59

Form  10-Q  -  Part  I

CONSOLIDATED  STATEMENTS  OF  OPERATIONS          U  S  WEST,  Inc.
(Unaudited)





                                                                  Three       Three
                                                                  Months      Months
                                                                  Ended       Ended
                                                                  March 31,   March 31,
Dollars in millions                                                     1997        1996

Sales and other revenues                                          $    3,766  $    3,050

Operating expenses:
  Employee-related expenses                                            1,148       1,043
  Other operating expenses                                               842         591
  Taxes other than income taxes                                          124         107
  Depreciation and amortization                                          830         584
                                                                  ----------  ----------
    Total operating expenses                                           2,944       2,325
                                                                  ----------  ----------

Income from operations                                                   822         725

Interest expense                                                         278         135
Equity losses in unconsolidated ventures                                 165          66
Gain on sale of investment                                                51           -
Gain on sale of rural telephone exchanges                                 18           -
Guaranteed minority interest expense                                      22          12
Other expense - net                                                       26          23
                                                                  ----------  ----------

Income before income taxes and cumulative effect of
   change in accounting principle                                        400         489
Provision for income taxes                                               170         192
                                                                  ----------  ----------

Income before cumulative effect of change in
   accounting principle                                                  230         297

Cumulative effect of change in accounting principle - net of tax           -          34
                                                                  ----------  ----------

NET INCOME                                                        $      230  $      331
                                                                  ==========  ==========

Dividends on preferred stock                                              13           1
                                                                  ----------  ----------

EARNINGS AVAILABLE FOR COMMON STOCK                               $      217  $      330
                                                                  ==========  ==========

See Notes to Consolidated Financial Statements.

Form  10-Q  -  Part  I

CONSOLIDATED  STATEMENTS  OF  OPERATIONS          U  S  WEST,  Inc.
(Unaudited),  continued





                                                        Three        Three
                                                        Months       Months
                                                        Ended        Ended
                                                        March 31,    March 31,
In thousands (except per share amounts)                       1997         1996

COMMUNICATIONS GROUP EARNINGS PER
    COMMON SHARE:
   Income before cumulative effect of change
      in accounting principle                           $     0.70   $     0.62
  Cumulative effect of change in accounting principle            -         0.07
                                                        -----------  ----------
COMMUNICATIONS GROUP EARNINGS PER
    COMMON SHARE                                        $     0.70   $     0.69
                                                        ===========  ==========

COMMUNICATIONS GROUP DIVIDENDS PER
    COMMON SHARE                                        $    0.535   $    0.535
                                                        ===========  ==========

COMMUNICATIONS GROUP AVERAGE
   COMMON SHARES OUTSTANDING                               481,341      475,056
                                                        ===========  ==========


MEDIA GROUP LOSS PER
    COMMON SHARE                                        $    (0.20)  $        -
                                                        ===========  ==========

MEDIA GROUP AVERAGE COMMON
    SHARES OUTSTANDING                                     606,527      473,003
                                                        ===========  ==========




See Notes to Consolidated Financial Statements.

Form  10-Q  -  Part  I

CONSOLIDATED  BALANCE  SHEETS          U  S  WEST,  Inc.
(Unaudited)





                                                 March 31,   December 31,
Dollars in millions                                    1997           1996

ASSETS

Current assets:
     Cash and cash equivalents                   $      164  $         201
     Accounts and notes receivable  - net             2,059          2,113
     Inventories and supplies                           171            159
     Deferred directory costs                           269            259
     Deferred tax asset                                 186            213
     Prepaid and other                                  130            167
                                                 ----------  -------------

Total current assets                                  2,979          3,112
                                                 ----------  -------------

Gross property, plant and equipment                  38,152         37,756
Accumulated depreciation                             19,944         19,475
                                                 ----------  -------------

Property, plant and equipment - net                  18,208         18,281

Investment in Time Warner Entertainment               2,483          2,477
Net investment in international ventures              1,427          1,548
Intangible assets - net                              12,597         12,595
Net investment in assets held for sale                  403            409
Other assets                                          2,236          2,433
                                                 ----------  -------------

Total assets                                     $   40,333  $      40,855
                                                 ==========  =============





See Notes to Consolidated Financial Statements.

Form  10-Q  -  Part  I

CONSOLIDATED  BALANCE  SHEETS          U  S  WEST,  Inc.
(Unaudited),  continued





                                                     March 31,    December 31,
Dollars in millions                                        1997            1996

LIABILITIES AND SHAREOWNERS' EQUITY

Current liabilities:
     Short-term debt                                 $    1,795   $       1,051
     Accounts payable                                     1,249           1,316
     Due to Continental Cablevision shareholders              -           1,150
     Employee compensation                                  344             470
     Dividends payable                                      266             263
     Other                                                2,159           1,824
                                                     -----------  --------------

Total current liabilities                                 5,813           6,074
                                                     -----------  --------------

Long-term debt                                           14,260          14,300
Postretirement and other postemployment
     benefit obligations                                  2,473           2,479
Deferred income taxes                                     4,269           4,349
Deferred credits and other                                  902             973

Contingencies (See Note E to the Consolidated
     Financial Statements)

Company-obligated mandatorily redeemable preferred
   securities of subsidiary trust holding solely
   Company-guaranteed debentures                          1,080           1,080
Preferred stock subject to mandatory redemption              51              51

Shareowners' equity:
   Preferred stock                                          921             920
   Common shares                                         10,739          10,741
   Retained earnings (deficit)                              (57)             18
   LESOP guarantee                                          (91)            (91)
   Foreign currency translation adjustments                 (27)            (39)
                                                     -----------  --------------
Total shareowners' equity                                11,485          11,549
                                                     -----------  --------------

Total liabilities and shareowners' equity            $   40,333   $      40,855
                                                     ===========  ==============

See Notes to Consolidated Financial Statements.

Form  10-Q  -  Part  I
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS          U  S  WEST,  Inc.
(Unaudited)





                                                                   Three        Three
                                                                   Months       Months
                                                                   Ended        Ended
                                                                   March 31,    March 31,
Dollars in millions                                                      1997         1996
OPERATING ACTIVITIES
   Net income                                                      $      230   $      331
   Adjustments to net income:
      Depreciation and amortization                                       830          584
      Equity losses in unconsolidated ventures                            165           66
      Gain on sale of investment                                          (51)           -
      Gain on sale of rural telephone exchanges                           (18)           -
      Cumulative effect of change in accounting principle                   -          (34)
      Deferred income taxes and amortization of investment tax            (27)           7
        credits
   Changes in operating assets and liabilities:
      Restructuring payments                                              (33)         (46)
      Postretirement medical and life costs, net of cash fundings          (6)         (44)
      Accounts and notes receivable                                       108           92
      Inventories, supplies and other current assets                      (51)         (60)
      Accounts payable and accrued liabilities                            194           41
   Other - net                                                              5          (22)
                                                                   -----------  -----------
   Cash provided by operating activities                                1,346          915
                                                                   -----------  -----------
INVESTING ACTIVITIES
   Expenditures for property, plant and equipment                        (764)        (757)
   Investment in Continental Cablevision                               (1,150)           -
   Investment in international ventures                                   (48)        (104)
   Proceeds from sales of investments                                     149            -
   Payments on disposals of property, plant and equipment                  (7)          (7)
   Cash from net investment in assets held for sale                        29            3
   Other - net                                                            (17)         (24)
                                                                   -----------  -----------
   Cash (used for) investing activities                                (1,808)        (889)
                                                                   -----------  -----------
FINANCING ACTIVITIES
   Proceeds from (repayments of ) short-term debt - net                (3,339)          60
   Proceeds from issuance of long-term debt                             4,090           76
   Repayments of long-term debt                                           (55)        (121)
   Dividends paid on common and preferred stock                          (248)        (234)
   Proceeds from issuance of common stock                                  30           71
   Purchases of treasury stock                                            (53)           -
   Cash provided by (used for) financing activities                       425         (148)
                                                                   -----------  -----------
CASH AND CASH EQUIVALENTS
   Decrease                                                               (37)        (122)
   Beginning balance                                                      201          192
                                                                   -----------  -----------
   Ending balance                                                  $      164   $       70
                                                                   ===========  ===========


See  Notes  to  Consolidated  Financial  Statements.

Form  10-Q  -  Part  I

                                U S WEST, Inc.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   For the Three Months Ended March 31, 1997
                             (Dollars in millions)
                                  (Unaudited)

A.    Summary  of  Significant  Accounting  Policies

Basis  of  Presentation

The Consolidated Financial Statements have been prepared by U S WEST, Inc. ("U S WEST" or the "Company") pursuant to the interim reporting rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally accompanying financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of U S WEST's management, the Consolidated Financial Statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial information set forth therein. It is suggested that these Consolidated Financial
Statements be read in conjunction with the 1996 U S WEST Consolidated Financial Statements and notes thereto included in U S WEST's proxy statement mailed to all shareowners on April 7, 1997.

Certain reclassifications within the Consolidated Financial Statements have been made to conform to the current year presentation.

New  Accounting  Standard

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


B.    AirTouch  Transaction

During 1994, the Company signed a definitive agreement with AirTouch Communications ("AirTouch") to combine their domestic cellular properties into a partnership in a multi-phased transaction (the "AirTouch Joint Venture"). During Phase I, which commenced on November 1, 1995, the partners are operating their cellular properties separately. A Wireless Management Company has been formed and is providing services to both companies on a contract basis.

Form  10-Q  -  Part  I

                                U S WEST, Inc.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in millions)
                                  (Unaudited)

In February 1997, the King County Superior Court in Washington state ruled that Media Group violated the terms of its partnership agreement with its minority partners in the Seattle market by entering into the AirTouch Joint Venture. The Company has obtained a stay of the ruling pending its appeal. Similar litigation has been filed in other jurisdictions regarding other cellular partnerships by the same minority partner that brought the Seattle litigation. The Company believes it will ultimately be successful in all such litigation.

In April 1997, Media Group and AirTouch signed a letter of intent to merge Media Group's domestic cellular business and its interest in PrimeCo Personal Communications ("PrimeCo") into AirTouch (the "AirTouch Merger"). The AirTouch Merger would replace the AirTouch Joint Venture. Under the agreement, AirTouch will assume $2.2 billion of Media Group debt and Media Group shareowners will receive AirTouch stock in a tax-free transaction. Media Group shareowners will receive 84.8 million AirTouch shares if AirTouch stock is trading at $33 or higher at closing. If AirTouch is trading at $30 or lower, Media Group shareowners will receive 93.3 million AirTouch shares. If the stock is trading between $30 and $33, the number of shares will be adjusted to a total value of $2.8 billion. In the event Media Group is unable to transfer certain of its cellular interests, because of the pending litigation, the amount of debt to be assumed by AirTouch and the amount of stock to be issued by AirTouch will be reduced proportionately.

Closing of the AirTouch Merger requires, among other things, a definitive agreement, approval by the AirTouch and U S WEST boards of directors, a favorable ruling from the Internal Revenue Service, Hart-Scott-Rodino review, approval by shareowners of Media Group and Communications Group, and satisfaction of other conditions. The Company believes this transaction should close by late 1997 or early 1998, but "Morris Trust" legislation introduced in Congress would block this transaction if passed in its current form. In that event, Media Group and AirTouch would continue with the AirTouch Joint Venture.

In the event the AirTouch Merger agreement is terminated, proceeding to Phase II would be delayed by nine months from the termination date. In Phase II of the AirTouch Joint Venture, the partners will combine their domestic properties subject to obtaining certain authorizations and partnership approvals. Media Group has the right under Phase III of the AirTouch Joint Venture agreement to convert its joint venture interest into AirTouch stock.

Form  10-Q  -  Part  I

                                U S WEST, Inc.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in millions)
                                  (Unaudited)

C.  Debt  Offering

On November 15, 1996, Continental Cablevision, Inc. ("Continental") was merged into a wholly owned subsidiary of U S WEST (the "Merger" or the "Continental Merger"). In January 1997, U S WEST issued senior unsecured notes and debentures totaling $4.1 billion, at a weighted average coupon rate of 7.47 percent. The proceeds were used to refinance debt incurred in conjunction with the Continental Merger.

The  components  of  the  debt  issue  follow:






Description                            Face Value
6.85% Notes due January 15, 2002       $       600
7.30% Notes due January 15, 2007             1,100
7.90% Debentures due February 1, 2027        1,100
8.15% Debentures due February 1, 2032          200
6.95% Debentures due January 15, 2037          600
7.95% Debentures due February 1, 2097          500
                                       -----------
                                       $     4,100
                                       ===========


The notes and debentures are generally not redeemable prior to maturity. At the option of U S WEST, the 8.15 percent debentures are redeemable after February 1, 2007 and at the option of the holders, the 6.95 percent debentures
are  redeemable  on  January  15,  2004.    The  notes  and  debentures  are
unconditionally  guaranteed  by  U  S  WEST.

D.    Asset  Sales

In January and February 1997, Media Group sold 4,075,000 shares of Teleport Communications Group, Inc. ("TCG") for proceeds of approximately $120. Media Group is required by a consent decree with the United States Department of Justice to dispose of its interest in TCG by December 31, 1998. This sale reduced Media Group's interest in TCG to approximately 9 percent from 11 percent. The Media Group is also required by the Federal Communications Commission (the "FCC") to divest the cable television systems located in the U S WEST Communications Group service territory.

Form  10-Q  -  Part  I

                                U S WEST, Inc.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in millions)
                                  (Unaudited)

During the first quarter of 1997, Media Group sold its 5 percent interest in a French wireless venture, Bouygues Telecom, for total proceeds of $82. The proceeds consisted of cash and a note receivable due in the second quarter of 1997. Media Group recognized a pretax gain on the sale of $51 during the quarter.

During the first quarter of 1997, the Media Group reached a tentative settlement to transfer its investment in Optus Vision, an Australian cable and telecommunications venture acquired in the Continental Merger, to Optus Communications Pty Ltd, an Australian telecommunications carrier. Upon satisfaction of various pre-conditions, Media Group will receive convertible notes which can be converted to shares of Optus Communications upon public offering of its shares. The settlement releases the Company from current litigation and any future claims and is subject to the consent of bankers and approval from the foreign investment review board.

E.  Contingencies

At U S WEST Communications, Inc. ("U S WEST Communications") there are pending regulatory actions in local regulatory jurisdictions that call for price decreases, refunds or both. In one such instance, the Utah Supreme Court has remanded a Utah Public Service Commission ("PSC") order to the PSC for hearing, thereby establishing two exceptions to the rule against retroactive ratemaking: 1) unforeseen and extraordinary events, and 2) misconduct. The PSC's initial order denied a refund request from interexchange carriers and other parties related to the Tax Reform Act of 1986. The range of possible risk is $0 to $160 at March 31, 1997.

In 1996, the Washington State Utilities and Transportation Commission ("WUTC" or the "Commission") acted on U S WEST Communications' 1995 rate request. U S WEST Communications had sought to increase revenues by primarily raising rates for basic residential services over a four-year period. The two major issues in this proceeding involve U S WEST Communications' request for improved capital recovery and elimination of the imputation of Yellow Pages revenue. Instead of granting U S WEST Communications' rate request, the Commission ordered approximately $91.5 in annual net revenue reductions, effective May 1, 1996.

Based on the above ruling, U S WEST Communications filed a lawsuit with the King County Superior Court (the "Court") for an appeal of the order, a temporary stay of the ordered rate reduction and an authorization to implement a revenue increase. The Court declined to change the WUTC order. U S WEST Communications appealed the Court's decision to the Washington State Supreme Court (the "State Supreme Court") which, on January 22, 1997, granted a stay of the order, pending the State Supreme Court's full review of the appeal which will begin in the second quarter of 1997.

Effective May 1, 1996, U S WEST Communications began collecting revenues subject to refund with interest. The cumulative amount of revenues collected subject to refund as of March 31, 1997, is approximately $95. U S WEST Communications expects its appeal to be successful and has not accrued any of the amounts subject to refund. However, an adverse judgment on the appeal would have a significant impact on the future results of operations.

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

Building sales and operating revenues of the capital assets segment were $57 and $30 for the three months ended March 31, 1997 and 1996, respectively.

The  components  of  net  investment  in  assets  held  for  sale  follow:





                                                        March 31,   December 31,
                                                              1997           1996
ASSETS
Cash                                                    $       23  $          21
Finance receivables - net                                      817            869
Investment in real estate - net of valuation allowance         191            182
Bonds, at market value                                         145            146
Investment in FSA                                              333            326
Other assets                                                   172            165
                                                        ----------  -------------

Total assets                                            $    1,681  $       1,709
                                                        ==========  =============

LIABILITIES
Debt                                                    $      461  $         481
Deferred income taxes                                          679            671
Accounts payable, accrued liabilities and other                127            137
Minority interests                                              11             11
                                                        ----------  -------------

Total liabilities                                            1,278          1,300
                                                        ----------  -------------

Net investment in assets held for sale                  $      403  $         409
                                                        ==========  =============



Form  10-Q  -  Part  I

                                U S WEST, Inc.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in millions)
                                  (Unaudited)

Revenues of U S WEST Financial Services, Inc., a member of the capital assets segment, were $5 and $7 for the three months ended March 31, 1997 and 1996, respectively. Selected financial data for U S WEST Financial Services follows:





                         March 31,   December 31,
                               1997           1996
Net finance receivables  $      856  $         859
Total assets                  1,058          1,058
Total debt                      252            236
Total liabilities               999            998
Equity                           59             60

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

RESULTS  OF  OPERATIONS  - FIRST QUARTER 1997 COMPARED WITH FIRST QUARTER 1996

NET  INCOME  (LOSS)





                      Three        Three       Increase     Increase
                      Months       Months       (Decrease)  (Decrease)
                      Ended        Ended
                      March 31,    March 31,
                            1997         1996  Dollar       Percent
Communications Group  $      339   $      328  $       11         3.4
Media Group                 (109)           3        (112)          -
                      -----------  ----------  -----------  ----------
Total net income      $      230   $      331  $     (101)      (30.5)
                      ===========  ==========  ===========  ==========

Form  10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share amounts), continued

Communications  Group  Net  Income





                                     Net       Net       Net          Net         Earnings    Earnings    Earnings     Earnings
                                     Income    Income    Income       Income      Per         Per         Per Share    Per Share
                                                                                  Share       Share
                                                         Increase     Increase                            Increase     Increase
                                                          (Decrease)  (Decrease)                           (Decrease)  (Decrease)
Three Months Ended March 31,            1997      1996   Dollar       Percent          1997        1996   Dollar       Percent
Reported net income                  $   339   $   328   $       11          3.4  $    0.70   $    0.69   $     0.01          1.4
Adjustments to reported net income:
   Gain on sale of rural telephone
      exchanges (1)<F1>                  (11)        -          (11)           -      (0.02)          -        (0.02)           -
   Cumulative effect of change in
      accounting principle (2)<F2>         -       (34)          34            -          -       (0.07)        0.07            -
   Current year effect of change in
      accounting principle (2)<F2>         -        (5)           5            -          -       (0.01)        0.01            -
                                     --------  --------  -----------  ----------  ----------  ----------  -----------  ----------
Normalized income                    $   328   $   289   $       39         13.5  $    0.68   $    0.61   $     0.07         11.5
                                     ========  ========  ===========  ==========  ==========  ==========  ===========  ==========


<F1>
(1)   In first-quarter 1997, the Company sold certain rural telephone exchanges in Nebraska for a pretax gain of $18 and an after tax  gain  of  $11.
<F2>
(2)    Effective  January 1, 1996, U S WEST adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for
the  Impairment  of  Long-Lived  Assets  and  for  Long-Lived  Assets  to  be  Disposed  Of."


During  1997,  the  Communications Group's normalized income increased $39, or
13.5 percent, to $328. Normalized earnings per share was $0.68 per Communications share, an increase of $0.07, or 11.5 percent. The increase in normalized income is primarily due to higher demand for services and continued cost control efforts, which accelerated in the latter half of 1996. The Communications Group anticipates net income growth will be partially offset by increased costs related to growth initiatives and interconnection requirements.

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

Media  Group  Net  Income  (Loss)

In 1997, the Media Group reported a net loss of $109, ($0.20 per Media share), compared with net income of $3 ($0.00 per Media share), in 1996. Excluding the after tax effects of a gain on sale of investment totaling $31 ($0.05 per Media share), Media Group net income declined $143 in 1997. Approximately $113 of the decline in net income is a

Form  10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

result of the November 15, 1996 Continental Merger, which caused a significant increase in interest, depreciation and amortization expenses. The remaining decline in net income is a result of an increase in losses generated by unconsolidated ventures partially offset by increased earnings produced by the domestic cellular operations.

SALES  AND  OTHER  REVENUES






                         Three        Three
                         Months       Months                                     Pro        Pro
                         Ended        Ended                             Pro      forma      forma
                         March 31,    March 31,    Increase   Increase  forma    Increase   Increase
                               1997         1996   Dollar     Percent     1996   Dollar     Percent
Communications Group     $    2,587   $    2,465   $     122       5.0  $2,465   $     122       5.0
Media Group                   1,207          613         594      96.9   1,075         132      12.3
Intergroup eliminations         (28)         (28)          -         -     (28)          -         -
                         -----------  -----------  ---------  --------  -------  ---------  --------
Total                                 $    3,050   $   3,766      23.5  $3,512   $     254       7.2
                                      ===========  =========  ========  =======  =========  ========



Communications  Group  Sales  and  Other  Revenues





                                                                            Increase     Increase
Three Months Ended                            Price      Lower               (Decrease   (Decrease)
March 31,             1997    1996  Demand    Changes    Refunds   Other    Dollar       Percent
Local service       $1,231  $1,145  $   101   $    (10)  $      5  $  (10)  $       86         7.5
Interstate access      687     622       64         (5)        10      (4)          65        10.5
Intrastate access      200     190        9          2          -      (1)          10         5.3
Long-distance          250     290      (22)        (1)         -     (17)         (40)      (13.8)
 network
Other services         219     218        -          -          -       1            1         0.5
                    ------  ------  --------  ---------  --------  -------  -----------  ----------
Total               $2,587  $2,465  $   152   $    (14)  $     15  $  (31)  $      122         5.0
                    ======  ======  ========  =========  ========  =======  ===========  ==========


Local service revenues increased $86, or 7.5 percent, to $1,231, primarily as a result of access line growth and increased demand for new product and service offerings, and existing central office features. Total reported access lines increased 562,000, or 3.7 percent, during the past 12 months, of which 250,000 was attributable to second lines. Second line installations increased 28.6 percent. Access lines grew 688,000, or 4.6 percent, when adjusted for sales of approximately 126,000 rural telephone access lines during the past twelve months. Partially offsetting the increase in local service revenues was the effect of lower wireless interconnection access prices as mandated by the Telecommunications Act of 1996, which reduced local service revenues by $16.

Form  10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Higher interstate access revenues are primarily attributable to access line growth, a 6.6 percent increase in billed interstate access minutes of use and increased demand for private line services. True-ups of $18 to the 1996 sharing related accruals for refunds to interexchange carriers also contributed to the increase in interstate access revenues. These true-ups more than offset the current year sharing related accruals. The increase in intrastate access revenues was primarily attributable to a 8.5 percent increase in billed intrastate access minutes of use and increased demand for private line services.

Long-distance network service revenues decreased $40, or 13.8 percent, as compared with 1996, primarily due to the effects of competition and the implementation of multiple toll carrier plans ("MTCPs") in Iowa and Nebraska in 1996, and in Oregon and Washington in first-quarter 1997. The MTCPs essentially allow independent telephone companies to act as toll carriers. During 1997, the MTCPs reduced long-distance revenues by $17, which was offset by increased intrastate access revenues of $2 and decreased other operating expenses (i.e., access expense) of $14.

Excluding the effects of the MTCPs, long-distance network service revenues decreased 7.9 percent. Erosion of long-distance network service revenues will continue due to the loss of exclusivity of 1+ dialing in Minnesota and Arizona, and continued dial-around activity in other states within the Communications Group's 14 state region. The Communications Group is partially mitigating competitive losses through competitive pricing of intraLATA long-distance services and increased promotional efforts to retain customers.

During 1997, revenues from other services remained relatively flat. Continued market penetration in voice messaging services, and increased inside wire maintenance services and billing and collection service revenues were almost entirely offset by a reduction in nonrecurring contract revenues due to the completion of a large wire installation project in 1996.

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

Form  10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Media  Group  Sales  and  Other  Revenues

An  analysis  of  the  Media  Group's  sales  and  other  revenues  follows:





                               Three       Three
                               Months      Months
                               Ended       Ended                                        Pro forma Increase   Pro forma Increase
                               March 31,   March 31,   Increase   Increase  Pro forma
                                     1997        1996  Dollar     Percent         1996  Dollar               Percent
Cable and telecommunications:
     Domestic                  $      551  $       57  $     494         -  $      519  $                32                 6.2
     International                      4           -          4         -           -                    4                   -
                               ----------  ----------  ---------  --------  ----------  -------------------  ------------------
                                      555          57        498         -         519                   36                 6.9
Wireless communications:
    Cellular service                  303         239         64      26.8         239                   64                26.8
    Cellular equipment                 32          25          7      28.0          25                    7                28.0
                               ----------  ----------  ---------  --------  ----------  -------------------  ------------------
                                      335         264         71      26.9         264                   71                26.9
Directory and information
   services:
    Domestic                          287         271         16       5.9         271                   16                 5.9
    International                      22          17          5      29.4          17                    5                29.4
                               ----------  ----------  ---------  --------  ----------  -------------------  ------------------
                                      309         288         21       7.3         288                   21                 7.3
Other                                   8           4          4         -           4                    4                   -
                               ----------  ----------  ---------  --------  ----------  -------------------  ------------------
Total                          $    1,207  $      613  $     594      96.9  $    1,075  $               132                12.3
                               ==========  ==========  =========  ========  ==========  ===================  ==================


Media Group sales and other revenues increased 96.9 percent to $1,207 in 1997, primarily as a result of the Continental Merger. On a pro forma basis, which gives effect to the Continental Merger as though it had occurred as of January 1, 1996, Media Group sales and other revenues increased 12.3 percent. The increase was primarily due to growth in cellular service revenue.

Cable and Telecommunications On a pro forma basis, domestic cable and telecommunications revenues increased $32, or 6.2 percent. The increase is primarily a result of a 2.2 percent increase in basic subscribers and a 3.7 percent increase in total revenue per basic subscriber. Price increases of 6 to 8 percent, implemented during the quarter, and the introduction of new services contributed to the increase in revenue per basic subscriber.

Wireless Communications Cellular service revenues increased $64, or 26.8 percent, in 1997. This increase is due to a 38 percent increase in subscribers during the last twelve months, partially offset by an 8.7 percent drop in average revenue per subscriber to $48.00 per month. The increase in subscribers relates to continued growth in demand for wireless services.

Form  10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Cellular equipment revenues increased $7, or 28.0 percent in 1997. This increase is primarily due to an increase in units sold, which was somewhat offset by lower equipment prices. A 27 percent increase in customers added during the quarter and the implementation of a phone exchange program for existing customers led to the increase in units sold.

In April 1997, Media Group and AirTouch signed a letter of intent to merge Media Group's domestic cellular business and its interest in PrimeCo into AirTouch (the "AirTouch Merger"). The AirTouch Merger would replace the AirTouch Joint Venture. Under the agreement, AirTouch will assume $2.2 billion of Media Group debt and Media Group shareowners will receive AirTouch stock in a tax-free transaction. Media Group shareowners will receive 84.8 million AirTouch shares if AirTouch stock is trading at $33 or higher at closing. If AirTouch is trading at $30 or lower, Media Group shareowners will receive 93.3 million AirTouch shares. If the stock is trading between $30 and $33, the number of shares will be adjusted to a total value of $2.8 billion. In the event Media Group is unable to transfer certain of its cellular interests, because of the pending litigation, the amount of debt to be assumed by AirTouch and the amount of stock to be issued by AirTouch will be reduced proportionately.

Closing of the AirTouch Merger requires, among other things, a definitive agreement, approval by the AirTouch and U S WEST boards of directors, a favorable ruling from the Internal Revenue Service, Hart-Scott-Rodino review, approval by shareowners of Media Group and Communications Group, and satisfaction of other conditions. The Company believes this transaction should close by late 1997 or early 1998, but "Morris Trust" legislation introduced in Congress would block this transaction if passed in its current form. In that event, Media Group and AirTouch would continue with the
AirTouch Joint Venture. See Note B - AirTouch Transaction - to the Consolidated Financial Statements.

Directory and Information Services Revenues related to Yellow Pages directory advertising represent 99 percent of domestic directory and information services revenues. Yellow Pages directory advertising revenues increased $19, or 7.2 percent. The increase is driven by a 7.4 percent increase in revenue per local advertiser primarily resulting from price increases of 5.0 percent. This increase was partially offset by a revenue decrease of $3 associated with exited product lines.

Form  10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

OPERATING  INCOME





                        Three       Three
                        Months      Months
                        Ended       Ended                                        Pro forma   Pro forma
                        March 31,   March 31,   Increase   Increase  Pro forma   Increase    Increase
                              1997        1996  Dollar     Percent         1996  Dollar      Percent
Communications Group    $      644  $      596  $      48       8.1  $      596  $       48        8.1
Media Group                    178         129         49      38.0         112          66       58.9
                        ----------  ----------  ---------  --------  ----------  ----------  ---------
Total operating income  $      822  $      725  $      97      13.4  $      708  $      114       16.1
                        ==========  ==========  =========  ========  ==========  ==========  =========


Communications  Group  Operating  Income

The Communications Group's operating income increased $48, or 8.1 percent, to $644 during 1997. Revenues increased $122, or 5.0 percent, partially offset by an increase of $74, or 4.0 percent, in operating costs. The increase in operating income is primarily due to higher demand for services and continued cost control efforts, which accelerated in the latter half of 1996.

Media  Group  Operating  Income





                                      Three        Three                                              Pro forma    Pro forma
                                      Months       Month                                              Increase     Increase
                                      Ended        Ended        Increase     Increase                  (Decrease)  (Decrease)
                                      March 31,    March 31,     (Decrease)  (Decrease)  Pro forma
                                            1997         1996   Dollar       Percent           1996   Dollar       Percent
Cable and telecommunications:
     Domestic                         $      (15)  $        8   $      (23)          -   $       (9)  $       (6)      (66.7)
     International                            (4)           -           (4)          -            -           (4)          -
                                      -----------  -----------  -----------  ----------  -----------  -----------  ----------
                                             (19)           8          (27)          -           (9)         (10)          -

Wireless communications:
     Domestic                                 95           50           45        90.0           50           45        90.0
     International                            (3)           -           (3)          -            -           (3)          -
                                      -----------  -----------  -----------  ----------  -----------  -----------  ----------
                                              92           50           42        84.0           50           42        84.0

Directory and information services:
    Domestic                                 130          110           20        18.2          110           20        18.2
    International                             (7)          (8)           1       (12.5)          (8)           1        12.5
                                      -----------  -----------  -----------  ----------  -----------  -----------  ----------
                                             123          102           21        20.6          102           21        20.6

Other (see Note 1)                           (18)         (31)          13       (41.9)         (31)          13        41.9
                                      -----------  -----------  -----------  ----------  -----------  -----------

Total operating income                $      178   $      129   $       49        38.0   $      112   $       66        58.9
                                      ===========  ===========  ===========  ==========  ===========  ===========  ==========


Note 1 - Primarily includes headquarters expenses for shared services and divisional expenses associated with equity investments.

Form  10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

During 1997, Media Group operating income increased 38.0 percent, to $178. On a pro forma basis, which gives effect to the Continental Merger as though it had occurred as of January 1, 1996, operating income increased 58.9 percent. The increases were primarily due to strong growth in wireless communications operations.

Cable  and  Telecommunications    On  a  pro  forma  basis,  cable  and
telecommunications operating income decreased $10, to $(19), in 1997. Domestic cable operating income declined $6. Revenue increases were partially offset by increases in programming costs associated with introducing new channels, costs related to the development of new services, and increased depreciation expense. The increase in depreciation expense is related to system upgrade activities. The remaining decrease is attributed to the third-quarter 1996 consolidation of Kabel Plus, a cable company in the Czech Republic.

Wireless Communications Domestic cellular operating income increased 90 percent, to $95 during 1997. The increase in operating income is a result of revenue increases associated with the rapidly expanding subscriber base combined with efficiency gains. On a per subscriber basis, the 1997 decline in revenue of 8.7 percent has been more than offset by the 23.0 percent decrease in costs incurred to acquire and support customers.

Directory and Information Services During 1997, operating income related to domestic Yellow Pages directory advertising increased $8, or 6.2 percent. Revenue increases of 7.2 percent were partially offset by increases in printing and paper costs. The increases are primarily associated with an increase in premium advertising. Operating losses associated with on-going product development activities reduced domestic directory and information services operating income by $7 in 1997, compared with a reduction of $19 in 1996. The decrease in these operating losses is primarily the result of exiting various product development activities.

Other    Other  operating  losses decreased $13 primarily due to the timing of billing corporate costs to operating companies and a one-time reduction in corporate expenses.

Form  10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

INTEREST  EXPENSE  AND  OTHER





                                 Three       Three
                                 Months      Months                                       Pro forma    Pro Forma
                                 Ended       Ended                                        Increase     Increase
                                 March 31,   March 31,   Increase   Increase  Pro forma    (Decrease)  (Decrease)
                                       1997        1996  Dollar     Percent         1996  Dollar       Percent
Interest expense                 $      278  $      135  $     143         -  $      281  $       (3)       (1.1)
Equity losses in unconsolidated
    ventures                            165          66         99         -          75          90           -
Gain on sale of investment               51           -         51         -           -          51           -
Gain on sale of rural telephone
    exchanges                            18           -         18         -           -          18           -
Guaranteed minority interest             22          12         10      83.3          12          10        83.3
     expense
Other expense - net                      26          23          3      13.0          27          (1)       (3.7)


Interest expense increased $143 in 1997, primarily as a result of the Continental Merger. U S WEST assumed Continental debt totaling $6,525 (at market value) and incurred debt of $1,150 to finance the cash portion of the Merger consideration. On a pro forma basis, interest expense decreased $3 primarily due to lower average debt levels at the Communications Group and lower interest rates as compared to 1996. Partially offsetting this decrease were lower capitalized interest costs at the Communications Group and increased debt levels at the Media Group. The increase in debt at the Media Group is primarily associated with an increase in capital expenditures to upgrade the domestic cable network.

Equity losses increased $99 in 1997. This increase is primarily due to increased losses from international ventures and the domestic investment in PrimeCo. The increase in international losses relate to expansion of the network and additional financing at TeleWest; costs associated with the significant increase in customers at One 2 One; and license fees related to a wireless venture in India. Domestically, PrimeCo launched service in November 1996, and losses associated with this venture have increased as a result of start-up and other costs. The Company expects equity losses will continue to be significant as expansion activities continue.

In 1997, the Company sold its 5 percent interest in a wireless venture in France for proceeds of $82, and a pretax gain of $51. The proceeds consisted of cash and a note receivable due in the second quarter of 1997.

In first-quarter 1997, the Company sold certain rural telephone exchanges in Nebraska for a pretax gain of $18 and an after tax gain of $11.

Form  10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Guaranteed minority interest expense reflects an increase of $10 related to the October 1996 issuance of Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely Company-guaranteed debentures ("Preferred Securities") totaling $480.

INCOME  TAX  PROVISION





                      Three        Three
                      Months       Months
                      Ended        Ended                                              Pro forma   Pro forma
                      March 31,    March 31,     (Decrease)  (Decrease)  Pro forma    Increase    Increase
                            1997         1996   Dollar       Percent           1996   Dollar      Percent

Income tax provision  $      170   $      192   $      (22)      (11.5)  $      130   $       40       30.8
Effective tax rate          42.5%        39.3%           -           -         41.5%           -          -


The increase in the effective tax rate is primarily a result of lower pretax earnings and additional goodwill amortization associated with the Continental Merger.

LIQUIDITY  AND  CAPITAL  RESOURCES

Operating  Activities





                                             Three Months   Three Months
                                             Ended          Ended
                                             March 31,      March 31,
                                                      1997           1996
Communications Group                         $       1,097  $         805
Media Group                                            249            110
                                             -------------  -------------
Total cash provided by operating activities  $       1,346  $         915
                                             =============  =============


During first quarter 1997, cash provided by operating activities increased $431 primarily due to growth in Communications Group's operations. The increase in Communications Group's operating cash flow also reflects continued cost control efforts, a decrease in the cash funding of postretirement benefits and lower restructuring payments. Operating cash flow at the Media Group increased due to growth in operations from the domestic cellular business and the Continental Merger. The increase was partially offset by an increase in financing costs associated with increased debt levels resulting from the Continental Merger.

10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Investing  Activities





                                          Three Months   Three Months
                                          Ended          Ended
                                          March 31,      March 31,
                                                   1997           1996
Communications Group                      $         400  $         647
Media Group                                       1,408            242
                                          -------------  -------------
Total cash used for investing activities  $       1,808  $         889
                                          =============  =============


Investing activities at the Communications Group consists primarily of capital
expenditures.    The  decline  in  first-quarter  1997 capital expenditures is
primarily  a  result  of  timing.    The  Company  anticipates  the  capital
expenditures  will  accelerate  during  the  remainder  of  1997.

Investing activities of the Media Group include investments of $48 in international ventures in 1997, primarily additional capital contributions to a wireless venture in India. Other investing activities include an investment in Continental of $1,150 which represents payment of the cash portion of the Merger consideration

During the first quarter of 1997, the Media Group reached a tentative settlement to transfer its investment in Optus Vision, an Australian cable and telecommunications venture acquired in the Continental Merger, to Optus Communications Pty Ltd, an Australian telecommunications carrier. Upon satisfaction of various pre-conditions, Media Group will receive convertible notes which can be converted to shares of Optus Communications upon public offering of its shares. The settlement releases the Company from current litigation and any future claims and is subject to the consent of bankers and approval from the foreign investment review board.

During 1997, the Media Group received proceeds of $149 from the sale of 4,075,000 shares of Teleport Communications Group stock and partial proceeds from the sale of the Media Group's 5 percent interest in a wireless venture in France.

Financing  Activities





                                                        Three Months    Three Months
                                                        Ended           Ended
                                                        March 31,       March 31,
                                                                 1997            1996
Communications Group                                    $        (696)  $        (287)
Media Group                                                     1,121             139
                                                        --------------  --------------
Total cash provided by (used for) financing activities  $         425   $        (148)
                                                        ==============  ==============

10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Total debt at March 31, 1997 was $16,055, an increase of $704 compared with December 31, 1996. The Company incurred additional debt in 1997 to finance the cash portion of the Merger consideration which totaled $1,150. In January 1997, the Company issued medium- and long-term debt totaling $4.1 billion, at a weighted average rate of 7.47 percent. The proceeds were used to refinance debt incurred in conjunction with the Continental Merger. Increases in debt at the Media Group were partially offset by a decrease in debt of $466 at the Communications Group. The Communications Group's debt decrease was partially driven by lower capital expenditures.

On March 31, 1997, Standard and Poor's lowered U S WEST Communications' senior unsecured debt rating from A plus to A. This down-grading is a result of a modified rating criteria implemented by Standard and Poor's to reflect the changes in the telecommunications regulatory environment.

Excluding debt associated with the capital assets segment, the Company's percentage of debt to total capital at March 31, 1997, was 56.0 percent compared with 54.8 percent at December 31, 1996. Including debt associated with the capital assets segment, Preferred Securities and mandatorily redeemable preferred stock, the Company's percentage of debt to total capital at March 31, 1997, was 60.6 percent compared with 59.5 percent at December 31, 1996. The increase in debt related to total capital is a result of increased debt associated with the Continental Merger.

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

CONTINGENCIES

For a discussion of contingencies at the Communications Group, see Management's Discussion and Analysis of Financial Condition and Results of Operations - "Contingencies."

REGULATORY  ENVIRONMENT

For a discussion of Communications Group's regulatory environment, see Management's Discussion and Analysis of Financial Condition and Results of Operations - "Regulatory Environment."

Form  10-Q  -  Part  I

COMBINED  STATEMENTS  OF  OPERATIONS          U  S  WEST  COMMUNICATIONS GROUP
(Unaudited)





                                                                   Three       Three
                                                                   Months      Months
                                                                   Ended       Ended
                                                                   March 31,   March 31,
Dollars in millions (except per share amounts)                           1997        1996
Operating revenues:
 Local service                                                     $    1,231  $    1,145
 Interstate access service                                                687         622
 Intrastate access service                                                200         190
 Long-distance network services                                           250         290
 Other services                                                           219         218
                                                                   ----------  ----------
     Total operating revenues                                           2,587       2,465

Operating expenses:
 Employee-related expenses                                                864         867
 Other operating expenses                                                 445         388
 Taxes other than income taxes                                            107          97
 Depreciation and amortization                                            527         517
                                                                   ----------  ----------
     Total operating expenses                                           1,943       1,869
                                                                   ----------  ----------

Income from operations                                                    644         596

Interest expense                                                          103         111
Gain on sale of rural telephone exchanges                                  18           -
Other expense - net                                                        22          16
                                                                   ----------  ----------
Income before income taxes and cumulative effect of
   change in accounting principle                                         537         469
Provision for income taxes                                                198         175
                                                                   ----------  ----------
Income before cumulative effect of change in
   accounting principle                                                   339         294
Cumulative effect of change in accounting principle - net of tax            -          34
                                                                   ----------  ----------
NET INCOME                                                         $      339  $      328
                                                                   ==========  ==========

EARNINGS PER COMMON SHARE:
   Income before cumulative effect of change in
      accounting principle                                         $     0.70  $     0.62
   Cumulative effect of change in accounting principle                      -        0.07
EARNINGS PER COMMON SHARE                                          $     0.70  $     0.69
                                                                   ==========  ==========

DIVIDENDS PER COMMON SHARE                                         $    0.535  $    0.535
                                                                   ==========  ==========

AVERAGE COMMON SHARES
   OUTSTANDING (thousands)                                            481,341     475,056
                                                                   ==========  ==========
See Notes to Combined Financial Statements.



Form  10-Q  -  Part  I

COMBINED  BALANCE  SHEETS          U  S  WEST  COMMUNICATIONS  GROUP
(Unaudited)





                                             March 31,   December 31,
Dollars in millions                                1997           1996

ASSETS

Current assets:
     Cash and cash equivalents               $       81  $          80
     Accounts and notes receivable  - net         1,540          1,622
     Inventories and supplies                       155            144
     Deferred tax asset                             142            171
     Prepaid and other                               83             65
                                             ----------  -------------

Total current assets                              2,001          2,082
                                             ----------  -------------


Gross property, plant and equipment              32,766         32,645
Less accumulated depreciation                    18,961         18,639
                                             ----------  -------------

Property, plant and equipment - net              13,805         14,006

Other assets                                        856            827
                                             ----------  -------------

Total assets                                 $   16,662  $      16,915
                                             ==========  =============


See Notes to Combined Financial Statements.

Form  10-Q  -  Part  I

COMBINED  BALANCE  SHEETS          U  S  WEST  COMMUNICATIONS  GROUP
(Unaudited),  continued





                                              March 31,   December 31,
Dollars in millions                                 1997           1996

LIABILITIES AND EQUITY

Current liabilities:
     Short-term debt                          $      375  $         834
     Accounts payable                              1,025            989
     Employee compensation                           266            342
     Dividends payable                               258            257
     Advanced billing and customer deposits          259            250
     Accrued property taxes                          244            193
     Other                                           768            602
                                              ----------  -------------

Total current liabilities                          3,195          3,467
                                              ----------  -------------


Long-term debt                                     5,657          5,664
Postretirement and other postemployment
     benefit obligations                           2,377          2,387
Deferred income taxes                                742            749
Deferred credits and other                           648            731

Contingencies (See Note B to the Combined
     Financial Statements)

Communications Group equity                        4,043          3,917
                                              ----------  -------------

Total liabilities and equity                  $   16,662  $      16,915
                                              ==========  =============


See Notes to Combined Financial Statements.

Form  10-Q  -  Part  I

COMBINED  STATEMENTS  OF          U  S  WEST  COMMUNICATIONS  GROUP
CASH  FLOWS  (Unaudited)





                                                            Three Months    Three Months
                                                            Ended           Ended
                                                            March 31,       March 31,
Dollars in millions                                                  1997            1996
OPERATING ACTIVITIES
   Net income                                               $         339   $         328
   Adjustments to net income:
      Depreciation and amortization                                   527             517
      Gain on sale of rural telephone exchanges                       (18)              -
      Cumulative effect of change in accounting principle               -             (34)
      Deferred income taxes and amortization
         of investment tax credits                                     18              24
   Changes in operating assets and liabilities:
      Restructuring payments                                          (29)            (42)
      Postretirement medical and life costs, net
          of cash fundings                                            (10)            (44)
      Accounts receivable                                              82             109
      Inventories, supplies and other current assets                  (34)            (48)
      Accounts payable and accrued liabilities                        222              14
   Other - net                                                          -             (19)
                                                            --------------  --------------
   Cash provided by operating activities                            1,097             805
                                                            --------------  --------------

INVESTING ACTIVITIES
   Expenditures for property, plant and equipment                    (400)           (640)
   Proceeds from sale of rural telephone exchanges                      7               -
   Payments on disposals of property, plant
      and equipment                                                    (7)             (7)
   Cash (used for) investing activities                              (400)           (647)
                                                            --------------  --------------

FINANCING ACTIVITIES
   Repayments of short-term debt - net                               (429)            (79)
   Repayments of long-term debt                                       (54)            (24)
   Dividends paid on common stock                                    (237)           (234)
   Proceeds from issuance of common stock                              24              50
   Cash (used for) financing activities                              (696)           (287)
                                                            --------------  --------------

CASH AND CASH EQUIVALENTS
   Increase (decrease)                                                  1            (129)
   Beginning balance                                                   80             172
                                                            --------------  --------------
   Ending balance                                           $          81   $          43
                                                            ==============  ==============


See  Notes  to  Combined  Financial  Statements.

Form  10-Q  -  Part  I

                         U S WEST COMMUNICATIONS GROUP
                    NOTES TO COMBINED FINANCIAL STATEMENTS
                   For the Three Months Ended March 31, 1997
                             (Dollars in millions)
                                  (Unaudited)

A.      Summary  of  Significant  Accounting  Policies

Basis  of  Presentation

The Combined Financial Statements have been prepared by U S WEST, Inc. ("U S WEST" or the "Company") pursuant to the interim reporting rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally accompanying financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of U S WEST's management, the Combined Financial Statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial information set forth therein. It is suggested that these Combined Financial Statements be read in conjunction with the 1996 U S WEST Consolidated Financial Statements, the U S WEST Communications Group Combined Financial Statements and the U S WEST Media Group Combined Financial Statements and notes thereto included in U S WEST's proxy statement mailed to all shareowners on April 7, 1997.

Certain reclassifications within the Combined Financial Statements have been made to conform to the current year presentation.

New  Accounting  Standard

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

B.  Contingencies

At U S WEST Communications, Inc. ("U S WEST Communications") there are pending regulatory actions in local regulatory jurisdictions that call for price decreases, refunds or both. In one such instance, the Utah Supreme Court has remanded a Utah Public Service Commission ("PSC") order to the PSC for hearing, thereby establishing two exceptions to the rule against retroactive ratemaking: 1) unforeseen and extraordinary events, and 2) misconduct. The PSC's initial order denied a refund request from interexchange carriers and other parties related to the Tax Reform Act of 1986. The range of possible risk is $0 to $160 at March 31, 1997.

Form  10-Q  -  Part  I

                         U S WEST COMMUNICATIONS GROUP
                    NOTES TO COMBINED FINANCIAL STATEMENTS
                             (Dollars in millions)
                                  (Unaudited)

In 1996, the Washington State Utilities and Transportation Commission ("WUTC" or the "Commission") acted on U S WEST Communications' 1995 rate request. U S WEST Communications had sought to increase revenues by primarily raising rates for basic residential services over a four-year period. The two major issues in this proceeding involve U S WEST Communications' request for improved capital recovery and elimination of the imputation of Yellow Pages revenue. Instead of granting U S WEST Communications' rate request, the Commission ordered approximately $91.5 in annual net revenue reductions, effective May 1, 1996.

Based on the above ruling, U S WEST Communications filed a lawsuit with the King County Superior Court (the "Court") for an appeal of the order, a temporary stay of the ordered rate reduction and an authorization to implement a revenue increase. The Court declined to change the WUTC order. U S WEST Communications appealed the Court's decision to the Washington State Supreme Court (the "State Supreme Court") which, on January 22, 1997, granted a stay of the order, pending the State Supreme Court's full review of the appeal which will begin in the second quarter of 1997.

Effective May 1, 1996, U S WEST Communications began collecting revenues subject to refund with interest. The cumulative amount of revenues collected subject to refund as of March 31, 1997, is approximately $95. U S WEST Communications expects its appeal to be successful and has not accrued any of the amounts subject to refund. However, an adverse judgment on the appeal would have a significant impact on the future results of operations.

Form  10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share amounts)

RESULTS  OF  OPERATIONS  - FIRST QUARTER 1997 COMPARED WITH FIRST QUARTER 1996

Following are details of the Communications Group's reported net income and earnings per common share ("earnings per share"), normalized to exclude the effects of certain nonoperating items.





                                     Net       Net       Net          Net         Earnings     Earnings     Earnings
                                     Income    Income    Income       Income      Per Share    Per Share    Per Share
                                                         Increase     Increase                              Increase
                                                          (Decrease)  (Decrease)                             (Decrease)
Three Months Ended March 31,            1997      1996   Dollar       Percent           1997         1996   Dollar
Reported net income                  $   339   $   328   $       11          3.4  $     0.70   $     0.69   $     0.01
Adjustments to reported net income:
   Gain on sale of rural telephone
      exchanges (1)<F1>                  (11)        -          (11)           -       (0.02)           -        (0.02)
   Cumulative effect of change in
      accounting principle (2)<F2>         -       (34)          34            -           -        (0.07)        0.07
   Current year effect of change in
      accounting principle (2)<F2>         -        (5)           5            -           -        (0.01)        0.01
                                     --------  --------  -----------  ----------  -----------  -----------  -----------
Normalized income                    $   328   $   289   $       39         13.5  $     0.68   $     0.61   $     0.07
                                     ========  ========  ===========  ==========  ===========  ===========  ===========




                                     Earnings
                                     Per Share
                                     Increase
                                     (Decrease)
Three Months Ended March 31,         Percent
Reported net income                         1.4
Adjustments to reported net income:
   Gain on sale of rural telephone
      exchanges (1)<F1>                       -
   Cumulative effect of change in
      accounting principle (2)<F2>            -
   Current year effect of change in
      accounting principle (2)<F2>            -
                                     ----------
Normalized income                          11.5
                                     ==========


<F1>
(1)  In first-quarter 1997, the Company sold certain rural telephone exchanges in Nebraska for a pretax gain of $18 and an  after  tax  gain  of  $11.
<F2>
(2)    Effective  January  1,  1996,  U  S  WEST  adopted Statement of Financial Accounting Standards ("SFAS") No. 121,
"Accounting  for  the  Impairment  of  Long-Lived  Assets  and  for  Long-Lived  Assets  to  be  Disposed  Of."


During  1997,  the  Communications Group's normalized income increased $39, or
13.5 percent, to $328. Normalized earnings per share was $0.68, an increase of $0.07, or 11.5 percent. Earnings before interest, taxes, depreciation, amortization and other ("EBITDA") increased $58, or 5.2 percent, to $1,171. EBITDA also excludes the gain on sale of certain rural telephone exchanges in 1997. The increases are primarily due to higher demand for services and continued cost control efforts, which accelerated in the latter half of 1996. The Communications Group anticipates net income growth will be partially offset by increased costs related to growth initiatives and interconnection requirements.

The Communications Group believes EBITDA is an important indicator of the operational performance of its businesses. EBITDA, however, should not be considered as an alternative to operating or net income as an indicator of the performance of the Communications Group's business or as an alternative to cash flows from operating activities as a measure of liquidity, in each case determined in accordance with generally accepted accounting principles.

Form  10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in million), continued

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

Operating  Revenues

An  analysis  of  operating  revenues  follows:





Three Months                                                                   Increase     Increase
Ended                                            Price      Lower               (Decrease)  (Decrease)
March 31,                1997    1996  Demand    Changes    Refunds   Other    Dollar       Percent
Local service          $1,231  $1,145  $   101   $    (10)  $      5  $  (10)  $       86         7.5
Interstate access         687     622       64         (5)        10      (4)          65        10.5
Intrastate access         200     190        9          2          -      (1)          10         5.3
Long-distance network     250     290      (22)        (1)         -     (17)         (40)      (13.8)
Other services            219     218        -          -          -       1            1         0.5
                       ------  ------  --------  ---------  --------  -------  -----------  ----------
Total                  $2,587  $2,465  $   152   $    (14)  $     15  $  (31)  $      122         5.0
                       ======  ======  ========  =========  ========  =======  ===========  ==========


Local service revenues increased $86, or 7.5 percent, to $1,231, primarily as a result of access line growth and increased demand for new product and service offerings, and existing central office features. Total reported access lines increased 562,000, or 3.7 percent, during the past 12 months, of which 250,000 was attributable to second lines. Second line installations increased 28.6 percent. Access lines grew 688,000, or 4.6 percent, when adjusted for sales of approximately 126,000 rural telephone access lines during the past twelve months. Partially offsetting the increase in local service revenues was the effect of lower wireless interconnection access prices as mandated by the Telecommunications Act of 1996, which reduced local service revenues by $16.

Higher interstate access revenues are primarily attributable to access line growth, a 6.6 percent increase in billed interstate access minutes of use and increased demand for private line services. True-ups of $18 to the 1996 sharing related accruals for refunds to interexchange carriers also contributed to the increase in interstate access revenues. These true-ups more than offset the current year sharing related accruals. The increase in intrastate access revenues was primarily attributable to a 8.5 percent increase in billed intrastate access minutes of use and increased demand for private line services.

Form  10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Long-distance network service revenues decreased $40, or 13.8 percent, as compared with 1996, primarily due to the effects of competition and the implementation of multiple toll carrier plans ("MTCPs") in Iowa and Nebraska in 1996, and in Oregon and Washington in first-quarter 1997. The MTCPs essentially allow independent telephone companies to act as toll carriers. During 1997, the MTCPs reduced long-distance revenues by $17, which was offset by increased intrastate access revenues of $2 and decreased other operating expenses (i.e., access expense) of $14.

Excluding the effects of the MTCPs, long-distance network service revenues decreased 7.9 percent. Erosion of long-distance network service revenues will continue due to the loss of exclusivity of 1+ dialing in Minnesota and Arizona, and continued dial-around activity in other states within the Communications Group's 14 state region. The Communications Group is partially mitigating competitive losses through competitive pricing of intraLATA long-distance services and increased promotional efforts to retain customers.

During 1997, revenues from other services remained relatively flat. Continued market penetration in voice messaging services, and increased inside wire maintenance services and billing and collection service revenues were almost entirely offset by a reduction in nonrecurring contract revenues due to the completion of a large wire installation project in 1996.

Future revenues at U S WEST Communications may be affected by pending regulatory actions in federal and local regulatory jurisdictions.

Costs  and  Expenses





                               Three Months   Three Months   Increase    Increase
                               Ended          Ended          (Decrease)  (Decrease)
                               March 31,      March 31,
                                        1997           1996  Percent     Dollar
Employee-related expenses      $         864  $         867         (3)       (0.3)
Other operating expenses                 445            388         57        14.7
Taxes other than income taxes            107             97         10        10.3
Depreciation and amortization            527            517         10         1.9
Interest expense                         103            111         (8)       (7.2)
Other expense - net                       22             16          6        37.5


Employee-related expenses decreased slightly in 1997, primarily due to lower salaries and wages, and overtime. Salaries and wages decreased primarily as a result of employee reductions totaling 3,994 during the last twelve months. However, this decrease was largely offset by the effects of inflation-driven wage increases. The reduction in overtime is primarily the result of continued cost

Form  10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

control efforts which accelerated in the latter half of 1996. Partially offsetting these decreases were higher contract labor costs and an increase in the postretirement benefits accrual. The contract labor increase primarily relates to marketing and sales efforts associated with a special advertising promotion of caller identification and additional costs related to systems development.

The increase in other operating expenses is primarily due to higher advertising expenses, of which approximately $30 is attributable to a special advertising promotion of caller identification. Also contributing to the increase was a reserve adjustment associated with billing and collection activities performed for interexchange carriers, and increased consulting and professional fees primarily related to new business opportunities. Partially offsetting these increases were lower costs due to the completion of a large wire installation project in 1996.

The increase in taxes other than income taxes is primarily due to increased use and gross receipts tax.

The decrease in interest expense is primarily due to lower average debt levels and lower interest rates as compared to 1996. Partially offsetting the decrease in interest expense was a decrease in the amount of interest capitalized resulting from a lower average balance of telecommunications plant under construction.

LIQUIDITY  AND  CAPITAL  RESOURCES

Cash provided by operations increased $292 to $1,097 in first quarter 1997, compared with 1996. The increase was primarily attributable to business growth and continued cost control efforts, a decrease in the cash funding of postretirement benefits and lower restructuring payments.

On March 31, 1997, Standard and Poor's lowered U S WEST Communications' senior unsecured debt rating from A plus to A. This down-grading is a result of a modified rating criteria implemented by Standard and Poor's to reflect the changes in the telecommunications regulatory environment.

In January 1997, the Company purchased personal communications service licenses in the Federal Communications Commission's ("FCC") block auction of D and E spectrum. The purchase price of approximately $57 will be paid as the licenses are granted.

During the first quarter, debt decreased $466 and the percentage of debt to total capital decreased from 62.4 at December 31, 1996, to 59.9 percent at March 31, 1997. The decrease in the percentage of debt to total capital is primarily a result of lower debt levels, partially driven by lower capital expenditures. The Company anticipates capital expenditures will accelerate during the remainder of 1997.

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

During the first quarter, the restructuring reserve decreased $29 to a balance of $94 at March 31, 1997. Reserve usage is primarily a result of expenditures for employee separation and systems development costs. First-quarter 1997 employee separations were 207, bringing the cumulative employee separations under the restructuring plan to 7,379.

CONTINGENCIES

At U S WEST Communications, Inc. there are pending regulatory actions in local regulatory jurisdictions that call for price decreases, refunds or both. In one such instance, the Utah Supreme Court has remanded a Utah Public Service Commission ("PSC") order to the PSC for hearing, thereby establishing two
exceptions  to  the  rule  against  retroactive  ratemaking:               (1)
unforeseen and extraordinary events, and (2) misconduct. The PSC's initial order denied a refund request from interexchange carriers and other parties related to the Tax Reform Act of 1986. The range of possible risk is $0 to $160 at March 31, 1997.

In 1996, the Washington State Utilities and Transportation Commission ("WUTC" or the "Commission") acted on U S WEST Communications' 1995 rate request. U S WEST Communications had sought to increase revenues by primarily raising rates for basic residential services over a four-year period. The two major issues in this proceeding involve U S WEST Communications' request for improved capital recovery and elimination of the imputation of Yellow Pages revenue. Instead of granting U S WEST Communications' rate request, the Commission ordered approximately $91.5 in annual net revenue reductions, effective May 1, 1996.

Based on the above ruling, U S WEST Communications filed a lawsuit with the King County Superior Court (the "Court") for an appeal of the order, a temporary stay of the ordered rate reduction and an authorization to implement a revenue increase. The Court declined to change the WUTC order. U S WEST Communications appealed the Court's decision to the Washington State Supreme Court (the "State Supreme Court") which, on January 22, 1997, granted a stay of the order, pending the State Supreme Court's full review of the appeal which will begin in the second quarter of 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Effective May 1, 1996, U S WEST Communications began collecting revenues subject to refund with interest. The cumulative amount of revenues collected subject to refund as of March 31, 1997, is approximately $95. U S WEST Communications expects its appeal to be successful and has not accrued any of the amounts subject to refund. However, an adverse judgment on the appeal would have a significant impact on the future results of operations.

REGULATORY  ENVIRONMENT

On May 7, 1997, the FCC announced three decisions that will establish rules to implement the Universal Service provision of the Telecommunications Act of 1996 ("the Universal Service Order"), as well as rules to restructure the access charge system ("the Access Reform Order") and the FCC's current price cap plan (the "Price Cap Order").

Universal  Service

Under the Universal Service Order, all providers of interstate telecommunications services will contribute to universal service funding, which will be based on assessments against these service providers' end-user revenues. The Universal Service Order deferred defining a new explicit mechanism to support high-cost service in areas served by non-rural telephone companies such as U S WEST Communications until January 1, 1999. Until the explicit mechanism is put in place, the existing universal service support mechanisms were left intact, except to the extent modified by the FCC's Access Reform and Price Cap Orders discussed below.

The FCC's Universal Service Order also includes the establishment of two separate funds to help connect eligible schools, libraries and rural health care providers to the global telecommunications network.

Federal  Access  Reform

The FCC rejected proposals to immediately base access rates on total service long run incremental costs. The FCC will instead rely on market forces to bring access rates to competitive levels over time. The FCC will issue detailed rules at a later date.

The Access Reform Order will generally remove non-traffic sensitive costs from minutes-of-use access charges. The FCC concluded these non-traffic sensitive costs should be generally recovered through flat-rate charges against interexchange carriers, multi-line business users and additional residential lines. The Access Reform Order will also affirm the tentative conclusions reached in the Notice of Proposed Rulemaking issued in December 1996 that incumbent local exchange carriers ("LECs") may not assess interstate access charges on information service providers and purchasers of unbundled network
elements.    The  FCC  will  separately  address

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

issues surrounding information service providers' usage of the public switched network in a related Notice of Inquiry. The impacts of access reform will occur over a number of years and the effects on the Company cannot be evaluated until the order and accompanying rules are issued. Competition from new entrant local exchange carriers will also affect the Company's access revenues.

Price  Cap  Order

The FCC's Price Cap Order will require LECs that are subject to price cap regulation to increase their price cap index productivity factor to 6.5 percent. The order will eliminate the lower productivity factor options (i.e., 4.0 percent and 4.7 percent) that required sharing of earnings above a specified level and will require LECs to set their 1997 price cap index assuming that the 6.5 factor had been in effect at the time of the 1996 tariff filing. The Price Cap Order will require price cap incumbent LECs to file revisions to their interstate access tariffs in compliance with the new rules to be effective July 1, 1997. The effects of the Price Cap Order on the Company cannot be evaluated until a later date when the FCC releases its order and new rules.

Form  10-Q  -  Part  I

COMBINED  STATEMENTS  OF  OPERATIONS            U  S  WEST  MEDIA  GROUP
(Unaudited)





                                                  Three        Three
                                                  Months       Months
                                                  Ended        Ended
                                                  March 31,    March 31,
Dollars in millions (except per share amounts)          1997         1996
Sales and other revenues:
   Cable and telecommunications                   $      555   $       57
   Wireless communications                               335          264
   Directory and information services                    309          288
   Other                                                   8            4
                                                  -----------  ----------
      Total sales and other revenues                   1,207          613

Operating expenses:
   Cost of sales and other revenues                      406          199
   Selling, general and administrative expenses          320          218
   Depreciation and amortization                         303           67
                                                  -----------  ----------
      Total operating expenses                         1,029          484
                                                  -----------  ----------

Income from operations                                   178          129

Interest expense                                         175           24
Equity losses in unconsolidated ventures                 165           66
Gain on sale of investment                                51            -
Guaranteed minority interest expense                      22           12
Other expense - net                                        4            7
                                                  -----------  ----------

Net income (loss) before income taxes                   (137)          20
Provision (benefit) for income taxes                     (28)          17
                                                  -----------  ----------

NET INCOME (LOSS)                                 $     (109)  $        3
                                                  ===========  ==========

Dividends on preferred stock                              13            1
                                                  -----------  ----------

EARNINGS (LOSS) AVAILABLE FOR COMMON STOCK        $     (122)  $        2
                                                  ===========  ==========

LOSS PER COMMON SHARE                             $    (0.20)  $        -
                                                  ===========  ==========

AVERAGE COMMON SHARES OUTSTANDING (thousands)
                                                     606,527      473,003
                                                  ===========  ==========


See  Notes  to  Combined  Financial  Statements.

Form  10-Q  -  Part  I

COMBINED  BALANCE  SHEETS            U  S  WEST  MEDIA  GROUP
(Unaudited)

                                                    March 31,     December 31,
                                         Dollars in millions     1997     1996

ASSETS

Current  assets:
                               Cash and cash equivalents     $   83     $  121
                          Accounts and notes receivable  - net     533     508
                                      Deferred directory costs     269     259
                            Receivable from Communications Group     88     92
                                            Marketable securities     -     58
                                                         Other     107     101

                                      Total current assets     1,080     1,139


                       Property, plant and equipment - net     4,403     4,275

                   Investment in Time Warner Entertainment     2,483     2,477
                  Net investment in international ventures     1,427     1,548
                                 Intangible assets - net     12,543     12,595
                        Net investment in assets held for sale     403     409
                                              Other assets     1,446     1,618

                                          Total assets     $23,785     $24,061



See  Notes  to  Combined  Financial  Statements.

Form  10-Q  -  Part  I

COMBINED  BALANCE  SHEETS          U  S  WEST  MEDIA  GROUP
(Unaudited),  continued





                                                           March 31,   December 31,
Dollars in millions                                              1997           1996

LIABILITIES AND EQUITY

Current liabilities:
     Short-term debt                                       $    1,420  $         217
     Due to Continental Cablevision shareholders                    -          1,150
     Accounts payable                                             317            425
     Deferred revenue and customer deposits                       147            129
     Other                                                        836            795
                                                           ----------  -------------

Total current liabilities                                       2,720          2,716
                                                           ----------  -------------


Long-term debt                                                  8,603          8,636
Deferred income taxes                                           3,526          3,600
Deferred credits and other                                        363            346

Company-obligated mandatorily redeemable preferred
   securities of subsidiary trust holding solely Company-
   guaranteed debentures                                        1,080          1,080
Preferred stock subject to mandatory redemption                    51             51

Media Group equity                                              7,442          7,632
                                                           ----------  -------------


Total liabilities and equity                               $   23,785  $      24,061
                                                           ==========  =============



See Notes to Combined Financial Statements.

Form  10-Q  -  Part  I
COMBINED  STATEMENTS  OF  CASH  FLOWS          U  S  WEST  MEDIA  GROUP
(Unaudited)





                                                    Three Months    Three Months
                                                    Ended           Ended
                                                    March 31,       March 31,
Dollars in millions                                          1997            1996

OPERATING ACTIVITIES
   Net income (loss)                                $        (109)  $           3
   Adjustments to net income (loss):
      Depreciation and amortization                           303              67
      Equity losses in unconsolidated ventures                165              66
      Deferred income taxes                                   (45)            (17)
      Provision for uncollectibles                             25              14
      Gain on sale of investment                              (51)              -
   Changes in operating assets and liabilities:
      Accounts and notes receivable                             8             (10)
      Deferred directory costs, prepaid and other             (17)            (12)
      Accounts payable and accrued liabilities                (36)              6
   Other - net                                                  6              (7)
                                                    --------------  --------------
   Cash provided by operating activities                      249             110
                                                    --------------  --------------
INVESTING ACTIVITIES
   Expenditures for property, plant and equipment            (364)           (117)
   Investment in Continental Cablevision                   (1,150)              -
   Investment in international ventures                       (48)           (104)
   Proceeds from the sale of investments                      149               -
   Proceeds from assets held for sale                          29               3
   Other - net                                                (24)            (24)
                                                    --------------  --------------
   Cash (used for) investing activities                    (1,408)           (242)
                                                    --------------  --------------
FINANCING ACTIVITIES
   Net (repayments of) proceeds from issuance
      of short-term debt                                   (2,910)            139
   Repayments of long-term debt                                (1)            (97)
   Proceeds from issuance of long-term debt                 4,090              76
   Proceeds from issuance of common stock                       6              21
   Purchase of treasury stock                                 (53)              -
   Dividends paid on preferred stock                          (11)              -
                                                    --------------  --------------
   Cash provided by financing activities                    1,121             139
                                                    --------------  --------------

CASH AND CASH EQUIVALENTS
   Increase (decrease)                                        (38)              7
   Beginning balance                                          121              20
                                                    --------------  --------------
   Ending balance                                   $          83   $          27
                                                    ==============  ==============


See  Notes  to  Combined  Financial  Statements

Form  10-Q  -  Part  I
                             U  S WEST MEDIA GROUP
                    NOTES TO COMBINED FINANCIAL STATEMENTS
                   For the Three Months Ended March 31, 1997
                             (Dollars in millions)
                                  (Unaudited)

A.  Summary  of  Significant  Accounting  Policies

Basis  of  Presentation

The Combined Financial Statements have been prepared by U S WEST, Inc. ("U S WEST" or the "Company") pursuant to the interim reporting rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally accompanying financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of U S WEST's management, the Combined Financial Statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial information set forth therein. It is suggested that these Combined Financial Statements be read in conjunction with the 1996 U S WEST Consolidated Financial Statements, the U S WEST Media Group Combined Financial Statements and the U S WEST Communications Group Combined Financial Statements and notes thereto included in U S WEST's proxy statement mailed to all shareowners on April 7, 1997.

Certain reclassifications within the Combined Financial Statements have been made to conform to the current year presentation.

New  Accounting  Standard

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

B.    AirTouch  Transaction

During 1994, U S WEST signed a definitive agreement with AirTouch Communications ("AirTouch") to combine their domestic cellular properties into a partnership in a multi-phased transaction (the "AirTouch Joint Venture"). During Phase I, which commenced on November 1, 1995, the partners are operating their cellular properties separately. A Wireless Management Company has been formed and is providing services to both companies on a contract basis.

In February 1997, the King County Superior Court in Washington state ruled that Media Group violated the terms of its partnership agreement with its minority partners in the Seattle market by entering into the AirTouch Joint Venture. The Company has obtained a stay of the ruling pending its appeal. Similar litigation has been filed in other jurisdictions regarding other cellular partnerships by the same minority partner that brought the Seattle litigation. The Company believes it will ultimately be successful in all such litigation.

Form  10-Q  -  Part  I
                             U S WEST MEDIA GROUP
               NOTES TO COMBINED FINANCIAL STATEMENTS, continued
                             (Dollars in millions)
                                  (Unaudited)

In April 1997, Media Group and AirTouch signed a letter of intent to merge Media Group's domestic cellular business and its interest in PrimeCo Personal Communications ("PrimeCo") into AirTouch (the "AirTouch Merger"). The AirTouch Merger would replace the AirTouch Joint Venture. Under the agreement, AirTouch will assume $2.2 billion of Media Group debt and Media Group shareowners will receive AirTouch stock in a tax-free transaction. Media Group shareowners will receive 84.8 million AirTouch shares if AirTouch stock is trading at $33 or higher at closing. If AirTouch is trading at $30 or lower, Media Group shareowners will receive 93.3 million AirTouch shares. If the stock is trading between $30 and $33, the number of shares will be adjusted to a total value of $2.8 billion. In the event Media Group is unable to transfer certain of its cellular interests because of the pending litigation, the amount of debt to be assumed by AirTouch and the amount of stock to be issued by AirTouch will be reduced proportionately.

Closing of the AirTouch Merger requires, among other things, a definitive agreement, approval by the AirTouch and U S WEST boards of directors, a favorable ruling from the Internal Revenue Service, Hart-Scott-Rodino review, approval by shareowners of Media Group and Communications Group, and satisfaction of other conditions. The Company believes this transaction should close by late 1997 or early 1998, but "Morris Trust" legislation introduced in Congress would block this transaction if passed in its current form. In that event, Media Group and AirTouch would continue with the AirTouch Joint Venture.

In the event the AirTouch Merger agreement is terminated, proceeding to Phase II would be delayed by nine months from the termination date. In Phase II of the AirTouch Joint Venture, the partners will combine their domestic properties subject to obtaining certain authorizations and partnership approvals. Media Group has the right under Phase III of the AirTouch Joint Venture agreement to convert its joint venture interest into AirTouch stock.

Form  10-Q  -  Part  I
                             U S WEST MEDIA GROUP
               NOTES TO COMBINED FINANCIAL STATEMENTS, continued
                             (Dollars in millions)
                                  (Unaudited)

C.  Debt  Offering

In January 1997, U S WEST issued senior unsecured notes and debentures totaling $4.1 billion, at a weighted average coupon rate of 7.47 percent. The proceeds were used to refinance debt incurred in conjunction with the merger, on November 15, 1996, of Continental Cablevision, Inc. ("Continental") into a wholly owned subsidiary of U S WEST (the "Merger" or the "Continental Merger").

The  components  of  the  debt  issue  follow:






Description                            Face Value
6.85% Notes due January 15, 2002       $       600
7.30% Notes due January 15, 2007             1,100
7.90% Debentures due February 1, 2027        1,100
8.15% Debentures due February 1, 2032          200
6.95% Debentures due January 15, 2037          600
7.95% Debentures due February 1, 2097          500
                                       -----------
                                       $     4,100
                                       ===========


The notes and debentures are generally not redeemable prior to maturity. At the option of U S WEST, the 8.15 percent debentures are redeemable after February 1, 2007, and at the option of the holders, the 6.95 percent debentures are redeemable on January 15, 2004. The notes and debentures are unconditionally guaranteed by U S WEST.

D.    Asset  Sales

In January and February 1997, Media Group sold 4,075,000 shares of Teleport Communications Group, Inc. ("TCG") for proceeds of approximately $120. Media Group is required by a consent decree with the United States Department of Justice to dispose of its interest in TCG by December 31, 1998. This sale reduced Media Group's interest in TCG to approximately 9 percent from 11 percent. The Media Group is also required by the Federal Communications
Commission to divest the cable television systems located in the U S WEST Communications Group service territory.

Form  10-Q  -  Part  I
                             U S WEST MEDIA GROUP
               NOTES TO COMBINED FINANCIAL STATEMENTS, continued
                             (Dollars in millions)
                                  (Unaudited)

During the first quarter of 1997, Media Group sold its 5 percent interest in a French wireless venture, Bouygues Telecom, for total proceeds of $82. The proceeds consisted of cash and a note receivable due in the second quarter of 1997. Media Group recognized a pretax gain on the sale of $51 during the quarter.

During the first quarter of 1997, the Media Group reached a tentative settlement to transfer its investment in Optus Vision, an Australian cable and telecommunications venture acquired in the Continental Merger, to Optus Communications Pty Ltd, an Australian telecommunications carrier. Upon satisfaction of various pre-conditions, Media Group will receive convertible notes which can be converted to shares of Optus Communications upon public offering of its shares. The settlement releases the Company from current litigation and any future claims, and is subject to the consent of bankers and approval from the foreign investment review board.


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

Building sales and operating revenues of the capital assets segment were $57 and $30 for the three months ended March 31, 1997 and 1996, respectively.

Form  10-Q  -  Part  I
                             U S WEST MEDIA GROUP
               NOTES TO COMBINED FINANCIAL STATEMENTS, continued
                             (Dollars in millions)
                                  (Unaudited)

The  components  of  net  investment  in  assets  held  for  sale  follow:





                                                        March 31,   December 31,
                                                              1997           1996
ASSETS
Cash                                                    $       23  $          21
Finance receivables - net                                      817            869
Investment in real estate - net of valuation allowance         191            182
Bonds, at market value                                         145            146
Investment in FSA                                              333            326
Other assets                                                   172            165
                                                        ----------  -------------

Total assets                                            $    1,681  $       1,709
                                                        ==========  =============

LIABILITIES
Debt                                                    $      461  $         481
Deferred income taxes                                          679            671
Accounts payable, accrued liabilities and other                127            137
Minority interests                                              11             11
                                                        ----------  -------------

Total liabilities                                            1,278          1,300
                                                        ----------  -------------

Net investment in assets held for sale                  $      403  $         409
                                                        ==========  =============


Revenues of U S WEST Financial Services, Inc., a member of the capital assets segment, were $5 and $7 for the three months ended March 31, 1997 and 1996, respectively. Selected financial data for U S WEST Financial Services follows:





                         March 31,   December 31,
                               1997           1996
Net finance receivables  $      856  $         859
Total assets                  1,058          1,058
Total debt                      252            236
Total liabilities               999            998
Equity                           59             60

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

RESULTS  OF  OPERATIONS  - FIRST QUARTER 1997 COMPARED WITH FIRST QUARTER 1996

Sales  and  Other  Revenues






                                     Three       Three
                                     Months      Months
                                     Ended       Ended                Pro Forma   Pro forma
                                     March 31,   March 31,   Percent              Percent
                                           1997        1996  Change         1996  Change

Cable and telecommunications:
     Domestic                        $      551  $       57        -  $      519        6.2
     International                            4           -        -           -          -
                                     ----------  ----------  -------  ----------  ---------
                                            555          57        -         519        6.9
Wireless communications:
    Cellular service                        303         239     26.8         239       26.8
    Cellular equipment                       32          25     28.0          25       28.0
                                     ----------  ----------  -------  ----------  ---------
                                            335         264     26.9         264       26.9
Directory and information services:
    Domestic                                287         271      5.9         271        5.9
    International                            22          17     29.4          17       29.4
                                     ----------  ----------  -------  ----------  ---------
                                            309         288      7.3         288        7.3
Other                                         8           4        -           4          -

Sales and other revenues             $    1,207  $      613     96.9  $    1,075       12.3
                                     ==========  ==========  =======  ==========  =========


Media Group sales and other revenues increased 96.9 percent to $1,207 in 1997, primarily as a result of the Continental Merger. On a pro forma basis, which gives effect to the Continental Merger as though it had occurred as of January 1, 1996, Media Group sales and other revenues increased 12.3 percent. The increase was primarily due to growth in cellular service revenue.

Cable and Telecommunications On a pro forma basis, domestic cable and telecommunications revenues increased $32, or 6.2 percent. The increase is primarily a result of a 2.2 percent increase in basic subscribers and a 3.7 percent increase in total revenue per basic subscriber. Price increases of 6 to 8 percent, implemented during the quarter, and the introduction of new services contributed to the increase in revenue per basic subscriber.

Form  10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

International cable and telecommunications revenues reflect the third-quarter 1996 consolidation of Kabel Plus a.s. ("Kabel Plus"), Media Group's cable operation in the Czech Republic.

Wireless Communications Cellular service revenues increased $64, or 26.8 percent, in 1997. This increase is due to a 38 percent increase in subscribers during the last twelve months, partially offset by an 8.7 percent drop in average revenue per subscriber to $48.00 per month. The increase in subscribers relates to continued growth in demand for wireless services.

Cellular equipment revenues increased $7, or 28.0 percent in 1997. This increase is primarily due to an increase in units sold, which was somewhat offset by lower equipment prices. A 27 percent increase in customers added during the quarter and the implementation of a phone exchange program for existing customers led to the increase in units sold.

In April 1997, Media Group and AirTouch signed a letter of intent to merge Media Group's domestic cellular business and its interest in PrimeCo into AirTouch (the "AirTouch Merger"). The AirTouch Merger would replace the AirTouch Joint Venture. Under the agreement, AirTouch will assume $2.2 billion of Media Group debt and Media Group shareowners will receive AirTouch stock in a tax-free transaction. Media Group shareowners will receive 84.8 million AirTouch shares if AirTouch stock is trading at $33 or higher at closing. If AirTouch is trading at $30 or lower, Media Group shareowners will receive 93.3 million AirTouch shares. If the stock is trading between $30 and $33, the number of shares will be adjusted to a total value of $2.8 billion. In the event Media Group is unable to transfer certain of its cellular interests, because of the pending litigation, the amount of debt to be assumed by AirTouch and the amount of stock to be issued by AirTouch will be reduced proportionately.

Closing of the AirTouch Merger requires, among other things, a definitive agreement, approval by the AirTouch and U S WEST boards of directors, a favorable ruling from the Internal Revenue Service, Hart-Scott-Rodino review, approval by shareowners of Media Group and Communications Group, and satisfaction of other conditions. The Company believes this transaction should close by late 1997 or early 1998, but "Morris Trust" legislation introduced in Congress would block this transaction if passed in its current form. In this event, Media Group and AirTouch would continue with the AirTouch Joint Venture. See Note B - AirTouch Transaction - to the Combined Financial Statements.

Directory and Information Services Revenues related to Yellow Pages directory advertising represent 99 percent of domestic directory and information services revenues. Yellow Pages directory advertising revenues increased $19, or 7.2 percent. The increase is driven by a 7.4 percent increase in revenue per local advertiser primarily resulting from price increases of 5.0 percent. This increase was partially offset by a revenue decrease of $3 associated with exited product lines.

International directory publishing revenues increased $5 in 1997, primarily due to an increase in revenue per advertiser. This increase was achieved by selling more and higher priced advertisements to existing advertisers.

Form  10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Operating  Income





                                      Three        Three
                                      Months       Months
                                      Ended        Ended                               Pro forma
                                      March 31,    March 31,    Percent   Pro forma    Percent
                                            1997         1996   Change          1996   Change

Cable and telecommunications:
     Domestic                         $      (15)  $        8         -   $       (9)      (66.7)
     International                            (4)           -         -            -           -
                                      -----------  -----------  --------  -----------  ----------
                                             (19)           8                     (9)          -

Wireless communications:
     Domestic                                 95           50      90.0           50        90.0
     International                            (3)           -         -            -           -
                                      -----------  -----------  --------  -----------  ----------
                                              92           50      84.0           50        84.0

Directory and information services:
    Domestic                                 130          110      18.2          110        18.2
    International                             (7)          (8)    (12.5)          (8)       12.5
                                      -----------  -----------  --------  -----------  ----------
                                             123          102      20.6          102        20.6

Other (see Note 1)                           (18)         (31)    (41.9)         (31)       41.9
                                      -----------  -----------  --------  -----------  ----------

Operating income                      $      178   $      129      38.0   $      112        58.9
                                      -----------  -----------  --------  -----------  ----------


Note 1 - Primarily includes headquarters expenses for shared services and divisional expenses associated with equity investments.

During 1997, Media Group operating income increased 38.0 percent, to $178. On a pro forma basis, which gives effect to the Continental Merger as though it had occurred as of January 1, 1996, operating income increased 58.9 percent. The increases were primarily due to strong growth in wireless communications operations.

During 1997, EBITDA more than doubled to $481, which was primarily a result of the Continental Merger. Pro forma EBITDA increased 22.7 percent, which was a result of strong growth in wireless communications operations. The Media Group considers EBITDA an important indicator of the operating performance of its businesses. EBITDA, however, should not be considered as an alternative to operating or net income as an indicator of performance or as an alternative to cash flows from operating activities as a measure of liquidity, in each case determined in accordance with GAAP.

Cable  and  Telecommunications    On  a  pro  forma  basis,  cable  and
telecommunications operating income decreased $10, to $(19), in 1997. Domestic cable operating income contributed $6 to the decline, primarily as a result of increased depreciation expense related to system upgrade activities. The remaining decrease is attributed to the third-quarter 1996 consolidation of Kabel Plus.

Form  10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

On a pro forma basis, cable and telecommunications EBITDA increased $2, to $221, during 1997. Domestic cable and telecommunications EBITDA increased $4, to $223. Revenue increases were partially offset by increases in programming costs associated with introducing new channels and costs related to the development of new services. International cable and telecommunications EBITDA loss of $2 reflects the third-quarter 1996 consolidation of Kabel Plus.

Wireless Communications Domestic cellular operating income increased 90 percent, to $95 during 1997. The increase in operating income is a result of revenue increases associated with the rapidly expanding subscriber base combined with efficiency gains. On a per subscriber basis, the 1997 decline in revenue of 8.7 percent has been more than offset by the 23.0 percent decrease in costs to acquire and support customers. International wireless communications operating loss of $3 reflects the third-quarter 1996 consolidation of Russian Telecommunications Development Corporation, a Russian venture which holds wireless investments.

Domestic cellular EBITDA increased 63.1 percent, to $137 during 1997. The business is continuing to realize operating scale efficiencies resulting in lower costs on a per subscriber basis. The efficiencies have contributed to an increase in 1997 domestic cellular service EBITDA margin to 45.2 percent, compared with 35.1 percent in 1996.

Directory and Information Services During 1997, operating income related to domestic Yellow Pages directory advertising increased $8, or 6.2 percent. Revenue increases of 7.2 percent were partially offset by increases in printing and paper costs. The increases are primarily associated with an increase in premium advertising.

Operating losses associated with on-going product development activities are included in domestic directory and information services. Such losses reduced domestic directory and information services operating income by $7 in 1997, compared with a reduction of $19 in 1996. The decrease in these operating losses is primarily the result of exiting various product development activities.

EBITDA related to domestic Yellow Pages directory advertising service increased 9.8 percent, to $146 during 1997. The EBITDA margin increased to
51.4  percent  in  1997,  compared  with  50.2  percent  in  1996.

Other    Other  operating  losses decreased $13 primarily due to the timing of billing corporate costs to operating companies and a one-time reduction in corporate expenses.

Form  10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Interest  Expense  and  Other





                                          Three       Three
                                          Months      Months
                                          Ended       Ended                             Pro forma
                                          March 31,   March 31,   Percent   Pro Forma   Percent
                                                1997        1996  Change          1996  Change

Interest expense                          $      175  $       24        -   $      170        2.9
Equity losses in unconsolidated ventures         165          66        -           75          -
Gain on sale of investment                        51           -        -            -          -
Guaranteed minority interest expense              22          12     83.3           12       83.3
Other expense - net                                4           7    (42.9)          11      (63.6)


Interest expense increased $151 in 1997, primarily as a result of the Continental Merger. U S WEST assumed Continental debt totaling $6,525 (at market value) and incurred debt of $1,150 to finance the cash portion of the Merger consideration. On a pro forma basis, interest expense increased $5, primarily related to increased capital expenditures to upgrade the domestic cable network.

Equity losses increased $99 in 1997. This increase is primarily due to increased losses from international ventures and the domestic investment in PrimeCo. The increase in international losses relate to expansion of the network and additional financing at TeleWest; costs associated with the significant increase in customers at One 2 One; and license fees related to a wireless venture in India. Domestically, PrimeCo launched service in November 1996, and losses associated with this venture have increased as a result of start-up and other costs. The Media Group expects equity losses will continue to be significant as expansion activities continue.

In 1997, the Media Group sold its 5 percent interest in a wireless venture in France for proceeds of $82, and a pretax gain of $51. The proceeds consisted of cash and a note receivable due in the second quarter of 1997.

Guaranteed minority interest expense reflects an increase of $10 related to the October 1996 issuance of Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely Company-guaranteed debentures ("Preferred Securities") totaling $480.

Form  10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share amounts), continued

Income  Tax  Provision  (Benefit)





                                Three        Three
                                Months       Months
                                Ended        Ended
                                March 31,    March 31,                 Pro forma    Pro forma
                                      1997         1996    (Decrease)        1996   Increase

Income tax provision (benefit)  $      (28)  $       17   $      (45)  $      (45)  $       17
Effective tax rate                    20.4%        85.0%           -         28.8%           -


The decrease in the effective tax rate is primarily a result of a shift from pretax earnings to pretax losses and additional goodwill amortization associated with the Continental Merger.

Net  Income  (Loss)

In 1997, the Media Group reported a net loss of $109, ($0.20 per share), compared with net income of $3 ($0.00 per share), in 1996. Excluding the after tax effects of the gain on sale of investment totaling $31 ($0.05 per share), Media Group net income declined $143 in 1997. Approximately $113 of the decline in net income is a result of the Continental Merger, which caused a significant increase in interest, depreciation and amortization expenses. The remaining decline in net income is a result of an increase in losses generated by unconsolidated ventures partially offset by increased earnings produced by the domestic cellular operations.

Liquidity  and  Capital  Resources

Operating  Activities

Cash provided by operating activities of the Media Group increased $139 in 1997. Growth in operations from the domestic cellular business and the Continental Merger contributed to the increase. This increase was partially offset by an increase in financing costs associated with increased debt levels resulting from the Continental Merger.

Investing  Activities

Capital expenditures of the Media Group were $364 in 1997. The majority of expenditures were devoted to upgrading the domestic cable network and expansion of the cellular network. The Media Group also invested $48 in international ventures in 1997, primarily additional capital contributions to a wireless venture in India. Other investing activities include an investment in Continental of $1,150 which represents payment of the cash portion of the Merger consideration.

10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued


During the first quarter of 1997, the Media Group reached a tentative settlement to transfer its investment in Optus Vision, an Australian cable and telecommunications venture acquired in the Continental Merger, to Optus Communications Pty Ltd, an Australian telecommunications carrier. Upon satisfaction of various pre-conditions, Media Group will receive convertible notes which can be converted to shares of Optus Communications upon public offering of its shares. The settlement releases the Company from current litigation and any future claims, and is subject to the consent of bankers and approval from the foreign investment review board.

During 1997, the Media Group received proceeds of $149 from the sale of 4,075,000 shares of Teleport Communications Group stock and partial proceeds from the sale of the Media Group's 5 percent interest in a wireless venture in France.

Financing  Activities

Media Group debt at March 31, 1997 was $10,023, an increase of $1,170 compared with December 31, 1996. The Media Group incurred additional debt in 1997 to finance the cash portion of the Merger consideration which totaled $1,150. In January 1997, the Company issued medium- and long-term debt totaling $4.1 billion, at a weighted average rate of 7.47 percent. The proceeds were used to refinance debt incurred in conjunction with the Continental Merger.

Excluding debt associated with the capital assets segment, the Media Group's percentage of debt to total capital at March 31, 1997, was 53.9 percent compared with 50.3 percent at December 31, 1996. Including debt associated with the capital assets segment, Preferred Securities and mandatorily redeemable preferred stock, the Media Group's percentage of debt to total capital at March 31, 1997, was 60.9 percent compared with 57.8 percent at December 31, 1996. The percentage of debt to total capital has increased as a result of increased debt associated with the Continental Merger.

Due to the significant capital requirements associated with the domestic cable upgrade, the Media group expects that cash from operations will not be adequate to fund expected cash requirements in the next several years. Additional financing will come primarily from new debt.

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

Form  10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Selected  Proportionate  Data

The following table and discussion is not required by GAAP or intended to replace the Combined Financial Statements prepared in accordance with GAAP. It is presented supplementally because the Media Group believes that proportionate financial and operating data facilitate the understanding and assessment of its Combined Financial Statements. The table does not reflect financial data of the capital assets segment, which had net assets of $403 and $409 at March 31, 1997 and December 31, 1996, respectively. The financial information included below departs materially from GAAP because it aggregates the revenues and operating income of entities not controlled by the Media Group with those of the consolidated operations of the Media Group.





                                      Three Months    Three Months
                                      Ended           Ended
                                      March 31,       March 31,
                                                      Pro forma       Percent
                                               1997         1996 (1)  Change
REVENUES
Cable and telecommunications:
     Domestic (2)                     $       1,215   $       1,153       5.4
     International                              108              82      31.7

Wireless communications:
     Domestic                                   309             240      28.8
     International                              144              88      63.6

Directory and information services:
    Domestic                                    287             271       5.9
    International                                29              32      (9.4)

Corporate and other                               5               3      66.7
                                      --------------  --------------  --------

Total revenues                        $       2,097   $       1,869      12.2
                                      ==============  ==============  ========

EBITDA (3)
Cable and telecommunications:
     Domestic (2)                     $         390   $         361       8.0
     International                                9              (2)        -

Wireless communications:
     Domestic                                   101              69      46.4
     International                              (10)              1         -

Directory and information services:
    Domestic                                    139             117      18.8
    International                                (6)             (4)     50.0

Corporate and other                              (3)             (9)    (66.7)
                                      --------------  --------------  --------

Total EBITDA                          $         620   $         533      16.3
                                      ==============  ==============  ========

Form  10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Selected  Proportionate  Data,  continued





                                      Three Months    Three Months
                                      Ended           Ended
                                      March 31,       March 31,
                                                      Pro forma       Percent
                                               1997         1996 (1)  Change
OPERATING INCOME
Cable and telecommunications:
     Domestic (2)                     $          50   $          41      22.0
     International                              (39)            (28)     39.3

Wireless communications:
     Domestic                                    53              38      39.5
     International                              (55)            (22)        -

Directory and information services:
    Domestic                                    130             110      18.2
    International                               (10)             (7)     42.9

Corporate and other                              (6)            (12)    (50.0)
                                      --------------  --------------  --------

Total operating income                $         123   $         120       2.5
                                      ==============  ==============  ========


NET INCOME (LOSS)
Cable and telecommunications:
     Domestic (2)                     $        (119)  $        (117)      1.7
     International                              (57)            (37)     54.1

Wireless communications:
     Domestic                                    22              17      29.4
     International                              (24)            (24)        -

Directory and information services:
    Domestic                                     77              66      16.7
    International                               (10)             (7)     42.9

Corporate and other                               2              (9)        -
                                      --------------  --------------  --------

Total net loss                        $        (109)  $        (111)     (1.8)
                                      ==============  ==============  ========

Form  10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Selected  Proportionate  Data,  continued





                                      Three Months Ended
                                      March 31,
                                                          Pro forma   Percent
                                                    1997    1996 (1)  Change
SUBSCRIBERS/ADVERTISERS:
Cable and telecommunications:
     Domestic (2)                                  7,595      7,305       4.0
     International                                 1,166        919      26.9

Wireless communications:
     Domestic                                      1,984      1,437      38.1
     International                                   612        334      83.2

Directory and information services:
    Domestic                                         482        482         -
    International                                    205        282     (27.3)
                                      ------------------  ----------  --------

Total subscribers/advertisers                     12,044     10,759      11.9
                                      ==================  ==========  ========


<F1>
(1) 1996 pro forma proportionate results reflect the following for the quarter: 1) Media Group historical proportionate results; 2) the Continental Merger; 3) Continental's acquisition of the remaining interest in Meredith/New Heritage; 4) the reclassification of the Teleport Communications Group investment to equity method; and 5) Continental's cable investments in Argentina and Singapore.
<F2>
(2) The proportionate results are based on the Media Group's 25.51 percent pro rata priority and residual equity interests in reported Time Warner Entertainment Company L.P. ("TWE") results. The reported TWE results are prepared in accordance with GAAP and have not been adjusted to report TWE results on a proportionate basis.
<3>
(3) Proportionate EBITDA represents the Media Group's equity interest in the entities multiplied by the entity's EBITDA. As such, proportionate EBITDA does not represent cash available to the Media Group.



PROPORTIONATE RESULTS OF OPERATIONS - FIRST QUARTER 1997 COMPARED WITH FIRST QUARTER 1996

Proportionate Media Group revenues increased 12 percent, to $2.1 billion, EBITDA increased 16 percent, to $620, and subscribers/advertisers increased 12 percent to 12 million. Strong growth in domestic wireless communications contributed to the increases in proportionate revenue and EBITDA, and international cable and telecommunications and wireless operations contributed to the growth in subscribers.

Form  10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Cable and Telecommunications During 1997, proportionate revenues for the domestic cable and telecommunications operations increased 5 percent to $1,215. This is a result of increases in subscribers and revenue per subscriber mainly due to price increases. Proportionate EBITDA increased 8 percent, to $390. Proportionate EBITDA related to TWE operations increased 18 percent. TWE's results benefited from improved operations and by a one-time gain on the sale of TWE's interest in E! Entertainment.

During 1997, international cable and telecommunications proportionate revenues increased 32 percent, to $108, and proportionate EBITDA increased $11, to $9. Customer growth at TeleWest and new investments in Malaysia, and Indonesia contributed to the increase in proportionate revenue. A reduction in Media Group international staff costs as well as growth in operations at TeleWest and Malaysia contributed to the increase in proportionate EBITDA.

Proportionate international cable subscribers total approximately 1.2 million at March 31, 1997, a 14 percent increase, on a comparable basis.

Wireless Communications During 1997, domestic wireless proportionate revenues increased 29 percent, to $309, and proportionate EBITDA increased 46 percent, to $101. Excluding losses generated by the start-up of PrimeCo, domestic cellular proportionate EBITDA increased 64 percent. The increase in EBITDA is a result of revenue increases associated with the rapidly expanding domestic cellular subscriber base combined with efficiency gains.

During 1997, proportionate revenues for the international wireless operations increased 64 percent, to $144, and proportionate EBITDA decreased $11 to ($10). The increase in proportionate revenue is primarily a result of a 50 percent increase in subscribers at One 2 One. EBITDA losses increased primarily as a result of costs associated with increasing the subscriber base at One 2 One.

Proportionate international wireless subscribers grew to 612,000 at March 31, 1997, an 83 percent increase from a year ago.

Directory  and  Information  Services    Proportionate  revenues  for domestic
directory and information services increased 6 percent in 1997, to $287, and proportionate EBITDA increased 19 percent, to $139. The increases are due to price and volume increases, reduction in new product development activities and employee reductions.

Proportionate revenues for international directories businesses decreased $3 in 1997, to $29, and proportionate EBITDA decreased $2, to ($6). A delay in publishing a large directory contributed to the decreases.

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

12  Statement regarding computation of earnings to fixed charges ratio of U S WEST, Inc.
    and U S WEST Financial Services, Inc.



(b)    Reports  on  Form  8-K  filed  during  the  first  quarter





  (i)  Form 8-K report dated January 22, 1997, filing a Form of Underwriting Agreement and
       Form of Notes and Debentures Concerning U S WEST Capital Funding, Inc.,
       unconditionally guaranteed as to payment of principal premium, if any, and interest by
       U S WEST, Inc.;
 (ii)  Form 8-K report dated February 12, 1997, concerning the release of earnings for the year ended December 31, 1996; and
(iii)  Form 8-K report dated March 28, 1997, concerning the Unaudited Pro Forma
       Condensed Combined Financial Statements of U S WEST, Inc. and U S WEST Media
       Group for the year ended December 31, 1996.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May  14,  1997

     /S/    Michael  P.  Glinsky

U  S  WEST,  Inc.
     Michael  P.  Glinsky
     Executive  Vice  President  and
     Chief  Financial  Officer