Form 10-Q
period 1997-06-30
US WEST INC
filed 1997-08-13
CIK 732718

76



====================================================================

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

                 For the Quarterly Period Ended June 30, 1997

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

The number of shares of each class of U S WEST, Inc.'s common stock outstanding (net of shares held in treasury), at July 31, 1997, was:

U  S  WEST  Communications  Group  Common  Stock  -  483,129,022  shares;
U  S  WEST  Media  Group  Common  Stock  -  606,683,005  shares

====================================================================

                                U S WEST, Inc.
                                  Form 10-Q
                              TABLE OF CONTENTS





Item                                                                    Page
----                                                                    ----
      PART I - FINANCIAL INFORMATION
1.    U S WEST, Inc. Financial Information
      Consolidated Statements of Operations -
      Three and Six Months Ended June 30, 1997 and 1996                    3
      Consolidated Balance Sheets -
      June 30, 1997 and December 31, 1996                                  5
      Consolidated Statements of Cash Flows -
      Six Months Ended June 30, 1997 and 1996                              7
      Notes to Consolidated Financial Statements                           8
2.    U S WEST, Inc. Management's Discussion and Analysis of Financial
      Condition and Results of Operations                                 18


1.    U S WEST Communications Group Financial Information
      Combined Statements of Operations -
      Three and Six Months Ended June 30, 1997 and 1996                   34
      Combined Balance Sheets -
      June 30, 1997 and December 31, 1996                                 35
      Combined Statements of Cash Flows -
      Six Months Ended June 30, 1997 and 1996                             37
      Notes to Combined Financial Statements                              38
2.    U S WEST Communications Group Management's Discussion and
      Analysis of Financial Condition and Results of Operations           42


1.    U S WEST Media Group Financial Information
      Combined Statements of Operations -
      Three and Six Months Ended June 30, 1997 and 1996                   55
      Combined Balance Sheets -
      June 30, 1997 and December 31, 1996                                 56
      Combined Statements of Cash Flows -
      Six Months Ended June 30, 1997 and 1996                             58
      Notes to Combined Financial Statements                              59
2.    U S WEST Media Group Management's Discussion and
      Analysis of Financial Condition and Results of Operations           66

      PART II - OTHER INFORMATION
1.    Legal Proceedings                                                   81
4.    Submission of Matters to a Vote of Security Holders                 81
6.    Exhibits and Reports on Form 8-K                                    82

Form  10-Q  -  Part  I

CONSOLIDATED STATEMENTS OF OPERATIONS
 U  S  WEST,  Inc.
(Unaudited)





                                              Three      Three      Six        Six
                                              Months     Months     Months     Months
                                              Ended      Ended      Ended      Ended
                                              June 30,   June 30,   June 30,   June 30,
Dollars in millions                                1997       1996       1997       1996
                                              ---------  ---------  ---------  ---------
Sales and other revenues                      $   3,787  $   3,124  $   7,553  $   6,174

Operating expenses:
   Employee-related expenses                      1,215      1,098      2,363      2,141
   Other operating expenses                         820        609      1,662      1,200
   Taxes other than income taxes                    115        111        239        218
   Depreciation and amortization                    830        588      1,660      1,172
                                              ---------  ---------  ---------  ---------
        Total operating expenses                  2,980      2,406      5,924      4,731
                                              ---------  ---------  ---------  ---------

Income from operations                              807        718      1,629      1,443

Interest expense                                    266        136        544        271
Equity losses in unconsolidated ventures            153         77        318        143
Gains on sales of investments                        44          -         95          -
Gains on sales of rural telephone exchanges          29         49         47         49
Guaranteed minority interest expense                 22         12         44         24
Other expense - net                                  24         23         50         46
                                              ---------  ---------  ---------  ---------
Income before income taxes, extraordinary
   item and cumulative effect of change in
   accounting principle                             415        519        815      1,008
Provision for income taxes                          180        206        350        398
                                              ---------  ---------  ---------  ---------
Income before extraordinary item and
   cumulative effect of change in accounting
   principle                                        235        313        465        610
Extraordinary item:
   Early extinguishment of debt - net of tax          3          -          3          -
                                              ---------  ---------  ---------  ---------
Income before cumulative effect of change in
   accounting principle                             238        313        468        610
Cumulative effect of change in accounting
   principle - net of tax                             -          -          -         34
                                              ---------  ---------  ---------  ---------
NET INCOME                                    $     238  $     313  $     468  $     644
                                              =========  =========  =========  =========

Dividends on preferred stock                         12          1         25          2
                                              ---------  ---------  ---------  ---------
EARNINGS AVAILABLE FOR
   COMMON STOCK                               $     226  $     312  $     443  $     642
                                              =========  =========  =========  =========


See  Notes  to  Consolidated  Financial  Statements.

Form  10-Q  -  Part  I

CONSOLIDATED STATEMENTS OF OPERATIONS
 U  S  WEST,  Inc.
(Unaudited),  continued





                                               Three       Three       Six         Six
                                               Months      Months      Months      Months
                                               Ended       Ended       Ended       Ended
                                               June 30,    June 30,    June 30,    June 30,
In thousands (except per share amounts)             1997        1996        1997        1996
                                               ----------  ----------  ----------  ----------

COMMUNICATIONS GROUP EARNINGS
  PER COMMON SHARE:
   Income before cumulative effect of change
     in accounting principle                   $    0.69   $    0.68   $    1.39   $    1.30
  Cumulative effect of change in accounting
     principle                                         -           -           -        0.07
                                               ----------  ----------  ----------  ----------
COMMUNICATIONS GROUP EARNINGS
   PER COMMON SHARE                            $    0.69   $    0.68   $    1.39   $    1.37
                                               ==========  ==========  ==========  ==========

COMMUNICATIONS GROUP
DIVIDENDS                                      $   0.535   $   0.535   $    1.07   $    1.07
                                               ==========  ==========  ==========  ==========
   PER COMMON SHARE

COMMUNICATIONS GROUP AVERAGE
  COMMON SHARES OUTSTANDING                      482,542     476,803     481,945     475,929
                                               ==========  ==========  ==========  ==========


MEDIA GROUP LOSS PER COMMON
  SHARE                                        $   (0.17)  $   (0.03)  $   (0.38)  $   (0.02)
                                               ==========  ==========  ==========  ==========

MEDIA GROUP AVERAGE COMMON
  SHARES OUTSTANDING                             606,446     473,593     606,486     473,298
                                               ==========  ==========  ==========  ==========




See  Notes  to  Consolidated  Financial  Statements.

Form  10-Q  -  Part  I

CONSOLIDATED BALANCE SHEETS
    U  S  WEST,  Inc.
(Unaudited)





                                           June 30,   December 31,
Dollars in millions                             1997           1996
                                           ---------  -------------

ASSETS

Current assets:
     Cash and cash equivalents             $     244  $         201
     Accounts and notes receivable  - net      2,104          2,113
     Inventories and supplies                    218            159
     Deferred directory costs                    252            259
     Deferred tax asset                          237            213
     Prepaid and other                           104            167
                                           ---------  -------------

Total current assets                           3,159          3,112
                                           ---------  -------------

Gross property, plant and equipment           38,546         37,756
Accumulated depreciation                      20,260         19,475
                                           ---------  -------------

Property, plant and equipment - net           18,286         18,281

Investment in Time Warner Entertainment        2,483          2,477
Net investment in international ventures       1,322          1,548
Intangible assets - net                       12,516         12,595
Net investment in assets held for sale           416            409
Other assets                                   2,184          2,433
                                           ---------  -------------

Total assets                               $  40,366  $      40,855
                                           =========  =============





See  Notes  to  Consolidated  Financial  Statements.

Form  10-Q  -  Part  I

CONSOLIDATED BALANCE SHEETS
    U  S  WEST,  Inc.
(Unaudited),  continued





                                                     June 30,    December 31,
Dollars in millions                                       1997            1996
                                                     ----------  --------------

LIABILITIES AND SHAREOWNERS' EQUITY

Current liabilities:
     Short-term debt                                 $   1,443   $       1,051
     Accounts payable                                    1,250           1,316
     Due to Continental Cablevision shareowners              -           1,150
     Employee compensation                                 387             470
     Dividends payable                                     266             263
     Other                                               2,315           1,824
                                                     ----------  --------------

Total current liabilities                                5,661           6,074
                                                     ----------  --------------

Long-term debt                                          14,135          14,300
Postretirement and other postemployment
     benefit obligations                                 2,492           2,479
Deferred income taxes                                    4,343           4,349
Deferred credits and other                                 989             973

Contingencies (See Note G to the Consolidated
     Financial Statements)

Company-obligated mandatorily redeemable preferred
   securities of subsidiary trust holding solely
   Company-guaranteed debentures                         1,080           1,080
Preferred stock subject to mandatory redemption            100              51

Shareowners' equity:
   Preferred stock                                         921             920
   Common shares                                        10,776          10,741
   Retained earnings (deficit)                             (17)             18
   LESOP guarantee                                         (72)            (91)
   Foreign currency translation adjustments                (42)            (39)
                                                     ----------  --------------
Total shareowners' equity                               11,566          11,549
                                                     ----------  --------------

Total liabilities and shareowners' equity            $  40,366   $      40,855
                                                     ==========  ==============



See  Notes  to  Consolidated  Financial  Statements.

Form  10-Q  -  Part  I
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS                                  U S
WEST,  Inc.
(Unaudited)





                                                                    Six         Six
                                                                    Months      Months
                                                                    Ended       Ended
                                                                    June 30,    June 30,
Dollars in millions                                                      1997        1996
                                                                    ----------  ----------
OPERATING ACTIVITIES
   Net income                                                       $     468   $     644
   Adjustments to net income:
      Depreciation and amortization                                     1,660       1,172
      Equity losses in unconsolidated ventures                            318         143
      Gains on sales of investments                                       (95)          -
      Gains on sales of rural telephone exchanges                         (47)        (49)
      Cumulative effect of change in accounting principle                   -         (34)
      Deferred income taxes and amortization of investment                (85)        (50)
         tax credits
   Changes in operating assets and liabilities:
      Restructuring payments                                              (50)        (82)
      Postretirement medical and life costs, net of cash fundings          10         (24)
      Accounts and notes receivable                                       (11)         21
      Inventories, supplies and other current assets                      (91)        (45)
      Accounts payable and accrued liabilities                            384         (55)
   Other adjustments - net                                                117         (10)
                                                                    ----------  ----------
   Cash provided by operating activities                                2,578       1,631
                                                                    ----------  ----------
INVESTING ACTIVITIES
   Expenditures for property, plant and equipment                      (1,558)     (1,509)
   Payment to Continental Cablevision shareowners                      (1,150)          -
   Investment in international ventures                                   (44)       (139)
   Proceeds from sale of Time Warner, Inc. shares                         220           -
   Proceeds from sales of investments                                     355           -
   Proceeds from disposals of property, plant and equipment                32         104
   Cash from net investment in assets held for sale                        50          93
   Other - net                                                           (141)        (74)
                                                                    ----------  ----------
   Cash (used for) investing activities                                (2,236)     (1,525)
                                                                    ----------  ----------
FINANCING ACTIVITIES
   Net proceeds from (repayments of ) short-term debt                  (3,714)        340
   Proceeds from issuance of long-term debt                             4,110         330
   Repayments of long-term debt                                          (193)       (476)
   Dividends paid on common and preferred stock                          (498)       (469)
   Proceeds from issuance of common stock                                  49         104
   Purchases of treasury stock                                            (53)          -
                                                                    ----------  ----------
   Cash (used for) financing activities                                  (299)       (171)
                                                                    ----------  ----------
CASH AND CASH EQUIVALENTS
   Increase (decrease)                                                     43         (65)
   Beginning balance                                                      201         192
                                                                    ----------  ----------
   Ending balance                                                   $     244   $     127
                                                                    ==========  ==========


See  Notes  to  Consolidated  Financial  Statements.

Form  10-Q  -  Part  I

                                U S WEST, Inc.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               For the Three and Six Months Ended June 30, 1997
                            (Dollars in millions)
                                 (Unaudited)

A.    Summary  of  Significant  Accounting  Policies

Basis of Presentation. The Consolidated Financial Statements have been prepared by U S WEST, Inc. ("U S WEST" or the "Company") pursuant to the interim reporting rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally accompanying financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of U S WEST's management, the Consolidated Financial Statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial information set forth therein. It is suggested that these Consolidated Financial Statements be read in conjunction with the 1996 U S WEST Consolidated Financial Statements and notes thereto included in U S WEST's proxy statement mailed to all shareowners on April 7, 1997.

Financial Instruments. Synthetic instrument accounting is used for interest rate swaps, interest rate caps and foreign currency swaps if the index, maturity, and amount of the instrument match the terms of the underlying debt.
 Net interest accrued is recognized over the life of the instruments as an adjustment to interest expense and is a component of cash provided by operating activities. Any gain or loss on the termination of an instrument, which qualifies for synthetic instrument accounting, would be deferred and amortized over the remaining life of the original instrument.

Hedge accounting is used for foreign currency forward and zero-cost combination contracts which qualify for and are designated as hedges of firm equity investment commitments and for options and forward contracts which qualify as hedges of future debt issues. To qualify for hedge accounting, the contracts must have a high inverse correlation to the exposure being hedged, and reduce the risk or volatility associated with changes in foreign exchange or interest rates. Qualified contracts are carried at market value with gains and losses recorded in equity until sale of the investment or are associated with the related debt and amortized as yield adjustments. Any gain or loss on the termination of a contract, which qualifies for hedge accounting, would be deferred and accounted for with the related transaction.

Market value accounting is used for derivative contracts which do not qualify for synthetic instrument or hedge accounting. Market value accounting is also used for foreign exchange contracts designated as hedges of foreign denominated receivables and payables. These contracts are carried at market value in other assets or liabilities with gains and losses recorded as other income (expense). U S WEST does not use derivative financial instruments for trading purposes.

Form  10-Q  -  Part  I

                                U S WEST, Inc.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in millions)
                                 (Unaudited)

A.    Summary  of  Significant  Accounting  Policies  (continued)

New Accounting Standards. In fourth-quarter 1997, U S WEST will adopt Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." This standard specifies new computation, presentation and disclosure requirements for earnings per share. Among other things, SFAS No. 128 requires presentation of basic and diluted earnings per share on the face of the income statement. Adoption of the new standard is not expected to have a material impact on Communications Group or Media Group earnings per share.

In 1998, U S WEST will adopt SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 requires that the components of and the total amount for comprehensive income be displayed in the financial statements. Comprehensive income includes net income and all changes in equity during a period that arise from nonowner sources, such as foreign currency items and unrealized gains and losses on certain investments in equity securities. Among other things, SFAS No. 131 requires detailed operating segment information of an enterprise on an annual and interim period basis. The effects of adopting both SFAS No. 130 and 131 are being evaluated.

B.    AirTouch  Transaction

During 1994, U S WEST entered into a definitive agreement with AirTouch Communications, Inc. ("AirTouch") to combine their domestic cellular properties into a partnership in a multi-phased transaction (the "AirTouch Joint Venture"). During Phase I, which commenced on November 1, 1995, the cellular properties are owned separately. A wireless management company has been formed and is providing services to both companies, as requested, on a contract basis.

In February 1997, the King County Superior Court in Washington state ruled that a subsidiary of Media Group violated the terms of its partnership agreement with its minority partners in the Seattle cellular partnership by entering into the AirTouch Joint Venture. The Company currently is complying with the Court's order which requires the Company to issue a right of first refusal to the minority partners with respect to the subsidiary's limited partnership interest. The Court has also authorized the limited partners to take legally appropriate steps by August 15, 1997, to secure unanimous agreement for a substitute for the Company as the general partner. The Company retains its right to appeal unfavorable rulings before transferring any partnership interest in the Seattle cellular partnership. Similar litigation has been filed in other jurisdictions regarding other cellular partnerships by the same minority partner that brought the Seattle litigation.
 The Company is also seeking declaratory relief from the Delaware Chancery Court. The Company believes it will ultimately be successful in all litigation asserting that the Company's entering into the AirTouch Joint Venture violated its partnership agreements with its minority partners.

Form  10-Q  -  Part  I

                                U S WEST, Inc.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in millions)
                                 (Unaudited)

B.    AirTouch  Transaction  (continued)

In May 1997, Media Group and AirTouch entered into a definitive agreement to merge Media Group's domestic cellular business and its interest in PrimeCo Personal Communications ("PrimeCo") into AirTouch (the "AirTouch Merger"). Completing the AirTouch Merger, on a tax-free basis depended among other things, upon the final status of the "Morris Trust" provision of the recent tax legislation. Since the enacted legislation eliminated the "Morris Trust" provision and did not provide transitional relief for the AirTouch Merger, the Company will continue with the original AirTouch Joint Venture transaction.

Media Group and AirTouch have agreed not to proceed to Phase II of the AirTouch Joint Venture before May 5, 1998. In Phase II of the AirTouch Joint Venture, the partners will combine those domestic properties for which authorizations and partnership approvals have been obtained. Media Group has the right under Phase III of the AirTouch Joint Venture agreement to convert its joint venture interest into AirTouch stock.

C.    Dex  Transfer

In May 1997, U S WEST announced its intention to transfer its domestic directory business from the Media Group to the Communications Group (the "Dex Transfer"). Under the terms of the Dex Transfer, $3.9 billion of U S WEST debt will be reallocated from the Media Group to the Communications Group and the Communications Group will issue shares of Communications Group common stock to Media Group shareowners totaling $850. Contingent upon receiving favorable federal income tax treatment, the Company intends to pursue the Dex Transfer.

D.    Asset  Sales  and  Restructurings

Marketable Securities and Investments. During the second quarter of 1997, Media Group sold an additional 2 million shares of Teleport Communications Group, Inc. ("TCG") for proceeds of $58, bringing the total number of TCG shares sold in 1997 to 6,075,000 for total proceeds of $178. In connection with the November 15, 1996 merger of Continental Cablevision, Inc. into a wholly owned subsidiary of U S WEST (the "Continental Merger"), Media Group is required by a consent decree with the United States Department of Justice to dispose of its interest in TCG by December 31, 1998. The share sales have reduced Media Group's interest in TCG from

Form  10-Q  -  Part  I

                                U S WEST, Inc.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in millions)
                                 (Unaudited)

D.    Asset  Sales  and  Restructurings  (continued)

11 percent at December 31, 1996, to approximately 7 percent at June 30, 1997. Also during the second quarter of 1997, Media Group sold its shares of Time Warner, Inc., acquired in the Continental Merger, for proceeds of $220 and a pretax gain of $44.

During the first quarter of 1997, Media Group reached a settlement to transfer its investment in Optus Vision, an Australian cable and telecommunications venture acquired in the Continental Merger, to Optus Communications Pty Ltd, an Australian telecommunications carrier. Upon satisfaction of various pre-conditions, Media Group will receive convertible notes which can be converted to shares of Optus Communications upon public offering of its shares. The settlement released the Company from litigation and future claims.

Each of the partners of PRIMESTAR Partners L.P., including Media Group, have entered into an agreement whereby each partner's direct broadcast satellite customers and certain assets will be contributed to a newly formed company, PRIMESTAR, Inc. In exchange, each partner, including Media Group, will receive a combination of cash and stock in PRIMESTAR, Inc. The transaction is subject to various approvals and is expected to close in early 1998. In a related transaction, an agreement has been entered into whereby the satellite assets controlled by News Corp. and its partner MCI Communications Corporation will be purchased by PRIMESTAR, Inc. in exchange for nonvoting convertible securities. The transaction is subject to regulatory and other approvals.

Cable Systems. As a result of the Continental Merger, Media Group must dispose of its wholly owned cable systems located within the telephone service areas of U S WEST Communications, Inc. ("U S WEST Communications"). Media Group has reached definitive agreements to sell its cable systems in Minnesota and Idaho. The Minnesota systems are being sold for proceeds of approximately $600 and serve 290,000 subscribers. The Idaho systems are being sold for approximately $26 and serve 16,000 subscribers. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," U S WEST has stopped depreciation and amortization related to these assets. In each case, the sale proceeds approximate the carrying value of the cable systems. These systems contributed $6 and $7 in operating income during the three- and six-month periods ended June 30, 1997, respectively. The cable system sales are subject to federal and local regulatory approvals, including the transfer of franchises, and are expected to close in early 1998.

Form  10-Q  -  Part  I

                                U S WEST, Inc.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in millions, except per share amounts)
                                 (Unaudited)

D.    Asset  Sales  and  Restructurings  (continued)

Rural Telephone Exchanges Held for Sale. In conjunction with its rural telephone exchange sales program, U S WEST Communications sold certain rural telephone exchanges for pretax gains of $29 and $47 during the three- and six-month periods ended June 30, 1997, respectively. The carrying value of the remaining rural telephone exchanges held for sale approximates $75 at June 30, 1997. The remaining rural telephone exchanges held for sale are expected to be disposed of in the latter half of 1997 and first-quarter 1998. In accordance with SFAS No. 121, the Company has stopped depreciating the exchanges held for sale.

International Directories. On June 4, 1997, Media Group sold Thomson Directories, its directory operation in the United Kingdom, for $121. Also, in July 1997, Media Group entered into an agreement to sell U S WEST Polska, its directory operation in Poland. The sale is awaiting approval from Poland's Office of Competition and Consumer Protection. These transactions will result in the disposition of Media Group's wholly owned international directory operations.

E.    Series  E  Preferred  Stock  Subject  to  Mandatory  Redemption

On  June  30,  1997,  Media  Group  acquired  cable  systems  serving  40,000 subscribers in the state of Michigan for cash of $25 and 994,082 shares of nonvoting, Series E Convertible Preferred Stock (the "Preferred Stock") issued by U S WEST. Dividends are payable quarterly at the annual rate of 6.34 percent. The Preferred Stock is recorded at the market value of $50.00 per share at June 30, 1997, which is equal to its liquidation value. Upon redemption, the preferred stockholders may elect to receive cash or convert their Preferred Stock into Media Group common stock. Cash redemption is equal to the Preferred Stock's liquidation value of $50.00 per share, plus accrued dividends. The number of shares of Media Group common stock to be received upon conversion is $47.50 per share divided by the then current market price of Media Group common stock. The conversion rate is subject to adjustment by U S WEST under certain circumstances.

Form  10-Q  -  Part  I

                                U S WEST, Inc.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in millions)
                                 (Unaudited)

E.    Series  E  Preferred  Stock  Subject to Mandatory Redemption (continued)

The Preferred Stock is redeemable as follows: (a) U S WEST may call for redemption all or any part of the Preferred Stock beginning on June 30, 2002;
(b) on a yearly basis beginning August 1, 2007, and continuing through August 1, 2016, U S WEST will redeem 49,704 shares of Preferred Stock, and on June 30, 2017, all of the remaining outstanding shares of Preferred Stock; or (c) all of the outstanding Preferred Stock shall be redeemed upon the occurrence of certain events, including the dissolution or sale of Media Group.

The Preferred Stock ranks senior to all classes of U S WEST common stock, is subordinated to any senior debt and ranks on equal terms with all other preferred securities.

F.    Subsequent  Events

In July 1997, Media Group entered into an agreement to purchase up to the remaining 50 percent of Fintelco, S.A., ("Fintelco"), a cable and telecommunications venture with approximately 660,000 cable subscribers located in Argentina. This additional interest could bring Media Group's ownership in Fintelco up to 100 percent. Closing is contingent upon various regulatory approvals, which are expected during the third quarter of 1997.

On August 6, 1997, Media Group announced it will relocate the corporate offices of its domestic cable operations, MediaOne, Inc., from Boston to Denver. Approximately 150 employees will be asked to relocate to Denver. The move is designed to improve operations through better alignment and focus, and will occur in phases between September 1997 and June 1998. In addition, several changes in the senior management of MediaOne were announced. The Media Group anticipates incurring a pretax charge of approximately $30 in third-quarter 1997 for costs related to the move and management changes.

Form  10-Q  -  Part  I

                                U S WEST, Inc.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in millions)
                                 (Unaudited)

G.  Contingencies

At U S WEST Communications there are pending regulatory actions in local regulatory jurisdictions that call for price decreases, refunds or both.

On May 1, 1996, the Oregon Public Utilities Commission ("OPUC") approved a stipulation terminating prematurely U S WEST Communications' alternative form of regulation ("AFOR") plan, and it then undertook a review of U S WEST
Communication's  earnings.    In  May  1997,  the  OPUC  ordered  U  S  WEST
Communications to reduce its annual revenues by $97, effective May 1, 1997, and to issue a one-time refund, including interest, of approximately $102 to reflect the revenue reduction for the period May 1, 1996 through April 30, 1997. The one-time refund is for interim rates which became subject to refund when U S WEST Communications' AFOR plan was terminated on May 1, 1996.

U S WEST Communications filed an appeal of the order and asked for an immediate stay of the refund with the Oregon Circuit Court for the County of Marion ("Oregon Circuit Court"). On June 26, 1997, the Oregon Circuit Court granted U S WEST Communications' request for a stay, pending a full review of the OPUC's order. The Oregon Circuit Court is scheduled to hear arguments on the appeal in December 1997.

The one-time refund and cumulative amount of revenues collected subject to refund, including interest, as of June 30, 1997, totals approximately $121.

In 1996, the Washington State Utilities and Transportation Commission ("WUTC")
acted  on          U  S  WEST  Communications'  1995  rate  request.  U S WEST
Communications had sought to increase revenues by raising rates primarily for basic residential services over a four-year period. Instead of granting U S WEST Communications' request, the WUTC ordered $91.5 in annual net revenue reductions, effective May 1, 1996.

Based on the WUTC ruling, U S WEST Communications filed a lawsuit with the King County Superior Court (the "Court") for an appeal of the order, a temporary stay of the ordered rate reduction and an authorization to implement a revenue increase. The Court declined to change the WUTC order. U S WEST Communications appealed the Court's decision to the Washington State Supreme Court (the "State Supreme Court") which, on January 22, 1997, granted a stay of the order, pending the State Supreme Court's full review of the appeal. Oral arguments were heard in June 1997. U S WEST Communications is waiting a decision by the State Supreme Court.

Form  10-Q  -  Part  I

                                U S WEST, Inc.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in millions)
                                 (Unaudited)

G.  Contingencies  (continued)

Effective May 1, 1996, U S WEST Communications began collecting revenues subject to refund. The cumulative amount of revenues collected subject to refund as of June 30, 1997, including interest, is approximately $135.

In another proceeding, the Utah Supreme Court remanded a Utah Public Service Commission ("PSC") order to the PSC for hearing, thereby establishing two exceptions to the rule against retroactive ratemaking: 1) unforeseen and extraordinary events, and 2) misconduct. The PSC's initial order denied a refund request from interexchange carriers and other parties related to the Tax Reform Act of 1986. The potential exposure, including interest, at June 30, 1997, is approximately $160.

The Communications Group has accrued $113 at June 30, 1997, which represents its estimated liability for state regulatory proceedings. It is possible that the ultimate liability could exceed the recorded liability by an amount up to $300. The Communications Group continues to monitor and evaluate the risks associated with its state regulatory environment, and will adjust estimates as new information becomes available.

H.    Net  Investment  in  Assets  Held  for  Sale

The capital assets segment is being accounted for in accordance with Staff Accounting Bulletin No. 93, issued by the SEC, which requires discontinued
operations not disposed of within one year of the measurement date to be accounted for prospectively in continuing operations as "net investment in assets held for sale." The net realizable value of the assets is being evaluated on an ongoing basis with adjustments to the existing reserve, if any, being charged to continuing operations. No such adjustment has been required. Prior to January 1, 1995, the entire capital assets segment was accounted for as discontinued operations in accordance with Accounting Principles Board Opinion No. 30.

Form  10-Q  -  Part  I

                                U S WEST, Inc.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in millions)
                                 (Unaudited)

H.    Net  Investment  in  Assets  Held  for  Sale  (continued)

The  components  of  net  investment  in  assets  held  for  sale  follow:





                                                        June 30,   December 31,
Dollars in millions                                          1997           1996
                                                        ---------  -------------
ASSETS
Cash and cash equivalents                               $      22  $          21
Finance receivables - net                                     820            869
Investment in real estate - net of valuation allowance        184            182
Bonds, at market value                                        145            146
Investment in FSA                                             339            326
Other assets                                                  173            165
                                                        ---------  -------------

Total assets                                            $   1,683  $       1,709
                                                        =========  =============

LIABILITIES
Debt                                                    $     442  $         481
Deferred income taxes                                         681            671
Accounts payable, accrued liabilities and other               133            137
Minority interests                                             11             11
                                                        ---------  -------------

Total liabilities                                           1,267          1,300
                                                        ---------  -------------

  Net investment in assets held for sale                $     416  $         409
                                                        =========  =============


Building sales and operating revenues of the capital assets segment were $21 and $78 for the three- and six-month periods ended June 30, 1997, respectively, and $21 and $51 for the three- and six-month periods ended June 30, 1996, respectively.

Form  10-Q  -  Part  I

                                U S WEST, Inc.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in millions)
                                 (Unaudited)

H.    Net  Investment  in  Assets  Held  for  Sale  (continued)

Revenues of U S WEST Financial Services, Inc., a member of the capital assets segment, were $6 and $11 for the three- and six-month periods ended June 30, 1997, respectively, and $7 and $14 for the three- and six-month periods ended June 30, 1996, respectively. Selected financial data for U S WEST Financial Services follows:





                         June 30,   December 31,
                              1997           1996
                         ---------  -------------
Net finance receivables  $     861  $         859
Total assets                 1,066          1,058
Total debt                     246            236
Total liabilities              996            998
Equity                          70             60

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

RESULTS OF OPERATIONS - THREE AND SIX MONTHS ENDED JUNE 30, 1997 COMPARED WITH 1996

NET  INCOME  (LOSS)





                      Three       Three       Increase     Increase    Six         Six         Increase     Increase
                      Months      Months       (Decrease)  (Decrease)  Months      Months       (Decrease)  (Decrease)
                      Ended       Ended                                Ended       Ended
                      June 30,    June 30,    Dollars      Percent     June 30,    June 30,    Dollars      Percent
                           1997        1996                                 1997        1996
                      ----------  ----------
Communications Group  $     332   $     324   $        8         2.5   $     671   $     652   $       19         2.9
Media Group                 (94)        (11)         (83)          -        (203)         (8)        (195)          -
                      ----------  ----------  -----------  ----------  ----------  ----------  -----------  ----------
Total net income      $     238   $     313   $      (75)      (24.0)  $     468   $     644   $     (176)      (27.3)
                      ==========  ==========  ===========  ==========  ==========  ==========  ===========  ==========

Form  10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share amounts), continued

Communications  Group  Net  Income





                                    Three       Three                                Six         Six
                                    Months      Months      Increase     Increase    Months      Months      Increase
                                    Ended       Ended        (Decrease)  (Decrease)  Ended       Ended        (Decrease)
Net Income:                         June 30,    June 30,                             June 30,    June 30,
                                         1997        1996   Dollars      Percent          1997        1996   Dollars
Reported net income                 $     332   $     324   $         8        2.5   $     671   $     652   $        19
Adjustments to reported net
income:
   Gains on sales of rural
     telephone exchanges                  (18)        (30)           12      (40.0)        (29)        (30)            1
   Cumulative effect of change in
      accounting principle (1)<F1>          -           -             -          -           -         (34)           34
   Current year effect of change
      in accounting                         -          (5)            5          -           -         (10)           10
                                    ----------  ----------  -----------  ----------  ----------  ----------  -----------
      principle (1)<F1>
Normalized income                   $     314   $     289   $        25        8.7   $     642   $     578   $        64
                                    ==========  ==========  ===========  ==========  ==========  ==========  ===========




                                    Increase
                                    (Decrease)
Net Income:
                                    Percent
Reported net income                       2.9
Adjustments to reported net
income:
   Gains on sales of rural
     telephone exchanges                 (3.3)
   Cumulative effect of change in
      accounting principle (1)<F1>          -
   Current year effect of change
      in accounting                         -
                                    ----------
      principle (1)<F1>
Normalized income                        11.1
                                    ==========








                                    Three       Three                                Six         Six
                                    Months      Months                               Months      Months
                                    Ended       Ended       Increase     Increase    Ended       Ended       Increase
                                    June 30,    June 30,     (Decrease)  (Decrease)  June 30,    June 30,     (Decrease)
Earnings per Share:                      1997        1996   Dollars      Percent          1997        1996   Dollars
Reported earnings per share         $    0.69   $    0.68   $      0.01        1.5   $    1.39   $    1.37   $      0.02
Adjustments to reported
 earnings per share:
   Gains on sales of rural
      telephone exchanges               (0.04)      (0.06)         0.02      (33.3)      (0.06)      (0.06)            -
   Cumulative effect of change in
      accounting principle (1)<F1>          -           -             -          -           -       (0.07)         0.07
   Current year effect of change
      in accounting                         -       (0.01)         0.01          -           -       (0.02)         0.02
                                    ----------  ----------  -----------  ----------  ----------  ----------  -----------
       principle (1)<F1>
Normalized earnings per share       $    0.65   $    0.61   $      0.04        6.6   $    1.33   $    1.22   $      0.11
                                    ==========  ==========  ===========  ==========  ==========  ==========  ===========





                                    Increase
                                    (Decrease)
Earnings per Share:                 Percent
Reported earnings per share                1.5
Adjustments to reported
 earnings per share:
   Gains on sales of rural
      telephone exchanges                    -
   Cumulative effect of change in
      accounting principle (1)<F1>           -
   Current year effect of change
      in accounting                          -
                                    ----------
       principle (1)<F1>
Normalized earnings per share              9.0
                                    ==========

<F1>
(1)    Effective  January  1,  1996,  U  S  WEST  adopted  Statement of Financial Accounting Standards ("SFAS") No. 121,
"Accounting  for  the  Impairment  of  Long-Lived  Assets  and  for  Long-Lived  Assets  to  be  Disposed  Of."


The Communications Group's normalized income increased $25, or 8.7 percent, to $314, and $64, or 11.1 percent to $642, for the three- and six-month periods ended June 30, 1997, respectively. Normalized earnings per share were $0.65 per Communications share, an increase of $0.04, or 6.6 percent, and $1.33 per Communications share, an increase of $0.11, or 9.0 percent for the three- and six-month periods, respectively.

The increases are primarily due to higher demand for services and continued cost control efforts which accelerated in the latter half of 1996. These increases were partially offset by an accrual to recognize U S WEST Communications' estimated state regulatory liabilities. (See "Contingencies") The Communications Group anticipates net income growth will continue

Form  10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share amounts), continued

to be partially offset by increased costs related to growth initiatives and interconnection requirements, and the impacts of access reform and price cap regulation. (See "Regulatory Environment")

Effective January 1, 1996, U S WEST adopted SFAS No. 121 which, among other things, requires that companies no longer record depreciation expense on assets held for sale. Adoption of SFAS No. 121 resulted in a 1996 one-time gain of $34 (net of tax of $22), or $0.07 per Communications share, related to the cumulative effect of change in accounting principle.

Media  Group  Net  Loss

Media Group net loss increased to $94, or $0.17 per Media share, for the three-month period, and to $203, or $0.38 per Media share, for the six-month period. Excluding the after tax effects of the gains on sales of investments totaling $25 ($0.04 per Media share) during the second quarter of 1997, and $31 ($0.05 per Media share) during the first quarter of 1997, Media Group net loss increased $108 and $251, for the three- and six-month periods ended June 30, 1997, respectively. The Continental Merger contributed approximately $73 of the loss during the three-month period ended June 30, 1997 and $183 of the loss during the six-month period ended June 30, 1997. The merger resulted in significant increases in interest and depreciation and amortization charges. The remaining increase in net loss is due to greater losses from unconsolidated ventures, partially offset by an increase in earnings from domestic cellular and directories operations.

SALES  AND  OTHER  REVENUES






                         Three       Three                                            Proforma      Proforma
                         Months      Months      Increase     Increase                Increase      Increase
                         Ended       Ended        (Decrease)  (Decrease)  Proforma     (Decreases)  (Decreases)
                         June 30,    June 30,
                              1997        1996   Dollars      Percent          1996   Dollars       Percent
Communications Group     $   2,543   $   2,500   $        43        1.7   $   2,500   $         43         1.7
Media Group                  1,277         658           619       94.1       1,132            145        12.8
Intergroup eliminations        (33)        (34)            1       (2.9)        (34)             1        (2.9)
                         ----------  ----------  -----------  ----------  ----------  ------------  -----------
Total                    $   3,787   $   3,124   $       663       21.2   $   3,598   $        189         5.2
                         ==========  ==========  ===========  ==========  ==========  ============  ===========









                         Six         Six                                              Proforma      Proforma
                         Months      Months      Increase     Increase                Increase      Increase
                         Ended       Ended        (Decrease)  (Decrease)  Proforma     (Decreases)  (Decreases)
                         June 30,    June 30,
                              1997        1996   Dollars      Percent          1996   Dollars       Percent
Communications Group     $   5,130   $   4,965   $       165        3.3   $   4,965   $        165         3.3
Media Group                  2,484       1,271         1,213       95.4       2,207            277        12.6
Intergroup eliminations        (61)        (62)            1       (1.6)        (62)             1        (1.6)
                         ----------  ----------  -----------  ----------  ----------  ------------  -----------
Total                    $   7,553   $   6,174   $     1,379       22.3   $   7,110   $        443         6.2
                         ==========  ==========  ===========  ==========  ==========  ============  ===========

Form  10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Communications  Group  Sales  and  Other  Revenues





                                                        Lower               Increase     Increase
                                             Price       (Higher)            (Decrease)  (Decrease)
                     1997    1996  Demand    Changes    Refunds    Other    Dollars      Percent
Local service
   Second quarter  $1,151  $1,179  $    97   $     (4)  $      8   $ (129)  $      (28)       (2.4)
   Six months       2,382   2,324      198        (14)        17     (143)          58         2.5
Interstate access
   Second quarter     678     626       74         (5)        (7)     (10)          52         8.3
   Six months       1,365   1,248      138        (10)         3      (14)         117         9.4
Intrastate access
   Second quarter     200     189       16          3          -       (8)          11         5.8
   Six months         400     379       25          5          -       (9)          21         5.5
Long-distance
 network
   Second quarter     240     278      (25)        (4)         -       (9)         (38)      (13.7)
   Six months         490     568      (47)        (5)         -      (26)         (78)      (13.7)
Other services
   Second quarter     274     228        -          -          -       46           46        20.2
   Six months         493     446        -          -          -       47           47        10.5
Total revenues
   Second quarter   2,543   2,500      162        (10)         1     (110)          43         1.7
   Six months      $5,130  $4,965  $   314   $    (24)  $     20   $ (145)  $      165         3.3
                   ======  ======  ========  =========  =========  =======  ===========  ==========


Local Services Revenues. Local service revenues decreased $28, or 2.4 percent, during the three-month period ended June 30, 1997. The decrease is largely the result of an $84 accrual to recognize U S WEST Communications'
estimated  state  regulatory  liabilities.  (See  "Contingencies")    Also
contributing to the decrease was a $30 reclassification of public telephone revenues to other services revenues. The reclassification was in conjunction with the Federal Communications Commission's ("FCC") payphone orders, which took effect April 15, 1997, as mandated by the Telecommunications Act of 1996 (the "Telecommunications Act"). Lower wireless interconnection access prices, also mandated by the Telecommunications Act, reduced local service revenues by $11.

Partially offsetting these decreases were access line growth and increased demand for new product and service offerings, and existing central office features. Total reported access lines increased 616,000, or 4.1 percent, during the past 12 months, of which 249,000 was attributable to second lines. Second line installations increased 26.7 percent. Access lines grew 686,000, or 4.6 percent, when adjusted for sales of approximately 70,000 rural telephone access lines during the past twelve months.

Form  10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Local service revenues increased $58, or 2.5 percent, during the six-month period primarily as a result of access line growth and increased demand for new product and service offerings, and existing central office features. Partially offsetting the increase is a $91 accrual to recognize U S WEST Communications' estimated state regulatory liabilities. Lower wireless interconnection access prices and the reclassification of public telephone revenues, both mandated by the Telecommunications Act, further reduced local service revenues for the six-month period by $27 and $30, respectively.

Excluding the non-recurring effects of the regulatory accrual and the public telephone revenues reclassification, local service revenues increased 6.4 percent and 6.8 percent, during the three- and six-month periods ended June
30,  1997,  respectively.    (See  "Contingencies")

Interstate Access Revenues. Higher interstate access revenues resulted from increased demand for private line services and access line growth. Also contributing were increases of 6.1 and 6.3 percent in billed interstate access minutes of use for the three- and six-month periods, respectively. The increases were partially offset by the effects of price reductions and accruals of $14 and $22 for refunds to interexchange carriers, during the three- and six-month periods, respectively. The refunds relate to a one-time $22 exogenous cost adjustment ordered by the FCC as a condition of granting U S WEST Communications' waiver from price cap sharing rules for the first half of 1997. (See "Regulatory Environment") True-ups of $18 to the 1996 price cap sharing accruals partially offset the one-time $22 exogenous cost adjustment in the six-month period.

The Communications Group anticipates future interstate access revenue growth will be negatively impacted by the FCC's recent orders to restructure the access charge system and its current price cap plan. (See "Regulatory Environment")

Intrastate Access Revenues. Intrastate access revenues increased largely as a result of increases of 12.5 and 10.5 percent in billed intrastate minutes of use for the three- and six-month periods, respectively, and increased demand for private line services.

Long-distance  Network  Service  Revenues.    Long-distance  network  service
revenues decreased 13.7 percent for the three- and six-month periods primarily due to the effects of competition and the implementation of multiple toll carrier plans ("MTCPs") in Iowa and Nebraska in 1996, and in Iowa, Oregon and Washington in first-quarter 1997. The MTCPs essentially allow independent telephone companies to act as toll carriers. During the three- and six-month periods ended June 30, 1997, the MTCPs reduced long-distance revenues by $12 and $29, which was offset by increased intrastate access revenues of $1 and $3, and decreased other operating expenses (i.e., access expense) of $9 and $23, respectively.

Form  10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Excluding  the  effects  of  the MTCPs, long-distance network service revenues decreased by 9.4 and 8.6 percent for the three- and six-month periods, respectively. Erosion of long-distance network service revenues will continue due to the loss of exclusivity of 1+ dialing in Minnesota and Arizona, effective in February and April 1996, respectively, and continued competitive dial-around activity in other states within the Communications Group's 14 state region. The Communications Group is responding to competitive losses through competitive pricing of intraLATA long-distance services and increased promotional efforts to retain customers.

Other Services Revenues. Other services revenues increased largely due to the second-quarter 1997 $30 reclassification of public telephone revenues from local service revenues. Also contributing to the increase was interim compensation revenue from interexchange carriers as a result of the FCC's payphone orders which took effect April 15, 1997. The amount of interim compensation may change as a result of the District of Columbia Court of Appeals recent review and remand of the FCC's payphone orders. Increases in voice messaging, inside wire maintenance and billing and collection services revenues were almost entirely offset by a reduction in contract revenues due to the completion of a large federal government telephony project in 1996.

Future revenues at U S WEST Communications may be affected by pending regulatory actions in federal and local regulatory jurisdictions.

Media  Group  Sales  and  Other  Revenues





                                                                          Pro forma
                                                    Percent   Pro forma   Percent
Three Months Ended June 30,            1997   1996  Change          1996  Change
Cable and telecommunications:
     Domestic                        $  585  $  59        -   $      533        9.8
     International                        4      -        -            -          -
                                     ------  -----  --------  ----------  ----------
                                        589     59        -          533       10.5
Wireless communications:
     Domestic:
           Cellular service             327    267     22.5          267       22.5
           Cellular equipment            36     23     56.5           23       56.5
                                     ------  -----  --------  ----------  ----------
                                        363    290     25.2          290       25.2
Directory and information services:
     Domestic                           296    279      6.1          279        6.1
     International                       23     25     (8.0)          25       (8.0)
                                     ------  -----  --------  ----------  ----------
                                        319    304      4.9          304        4.9
Other                                     6      5     20.0            5       20.0
                                     ------  -----  --------  ----------  ----------
Sales and other revenues             $1,277  $ 658     94.1   $    1,132       12.8
                                     ======  =====  ========  ==========  ==========

Form  10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Media  Group  Sales  and  Other  Revenues  (continued)





                                                                          Pro forma
                                                     Percent  Pro forma   Percent
Six Months Ended June 30,              1997    1996  Change         1996  Change
Cable and telecommunications:
     Domestic                        $1,137  $  116        -  $    1,052        8.1
     International                        8       -        -           -          -
                                     ------  ------  -------  ----------  ---------
                                      1,145     116        -       1,052        8.8
Wireless communications:
     Domestic:
            Cellular service            630     506     24.5         506       24.5
            Cellular equipment           68      48     41.7          48       41.7
                                     ------  ------  -------  ----------  ---------
                                        698     554     26.0         554       26.0
Directory and information services:
     Domestic                           583     550      6.0         550        6.0
     International                       45      42      7.1          42        7.1
                                     ------  ------  -------  ----------  ---------
                                        628     592      6.1         592        6.1
Other                                    13       9     44.4           9       44.4
                                     ------  ------  -------  ----------  ---------
Sales and other revenues             $2,484  $1,271     95.4  $    2,207       12.6
                                     ======  ======  =======  ==========  =========


Media  Group  sales  and other revenues increased 94.1 percent, to $1,277, and
95.4 percent, to $2,484, for the three- and six-month periods, respectively. On a pro forma basis, which gives effect to the Continental Merger as though it had occurred as of January 1, 1996, Media Group sales and other revenues increased 12.8 percent and 12.6 percent, respectively. The increases were primarily a result of growth in cellular service revenue and domestic cable and telecommunications revenue.

Cable and Telecommunications. On a pro forma basis, domestic cable and telecommunications revenue increased 9.8 percent, to $585, and 8.1 percent, to $1,137, for the three- and six-month periods, respectively. The increases resulted primarily from price increases of approximately 6 to 8 percent, the addition of new channels and basic subscriber increases of 1.8 percent, on a same property basis. Increases in pay-per-view and direct broadcast satellite ("DBS") service revenues also contributed to the increase in revenue. DBS service revenues increased primarily as a result of a 53.4 percent increase in DBS customers in 1997 compared with 1996.

Wireless Communications. Cellular service revenues increased 22.5 percent, to $327, and 24.5 percent, to $630, for the three- and six-month periods, respectively. These increases are a result of a 33 percent increase in subscribers during the last twelve months, partially offset by an 8.8 percent drop in average revenue per subscriber to $48.00 per month. The increase in subscribers relates to continued growth in demand for wireless services.

Form  10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Cellular equipment revenues increased 56.5 percent, to $36, and 41.7 percent, to $68, for the three- and six-month periods, respectively. These increases are primarily a result of an increase in unit sales associated with a 68 percent increase in gross customer additions in the first six months of 1997, partially offset by a decrease in selling price per unit.

In May 1997, Media Group and AirTouch entered into a definitive agreement to merge Media Group's domestic cellular business and its interest in PrimeCo into AirTouch. Completing the AirTouch Merger, on a tax-free basis depended among other things, upon the final status of the "Morris Trust" provision of the recent tax legislation. Since the enacted legislation eliminated the "Morris Trust" provision and did not provide transitional relief for the AirTouch Merger, the Company will continue with the original AirTouch Joint Venture transaction. See Note B - AirTouch Transaction - to the Consolidated Financial Statements.

Directory  and  Information  Services.    Revenues  related  to  Yellow  Pages
directory advertising represent 98 percent of domestic directory and information services. Yellow Pages directory advertising revenues increased
6.6 percent, to $291, and 6.9 percent, to $575, during the three- and six-month periods ended June 30, 1997, respectively. The increases are largely a result of a 7.4 percent increase in revenue per local advertiser primarily resulting from price increases of 4.6 percent and an increase in volume and complexity of advertisements sold. These increases are offset by decreased revenue associated with exited product lines which were nonstrategic to the directories business.

On June 4, 1997, Media Group sold Thomson Directories, its directory operation in the United Kingdom, for $121. Also, in July 1997, Media Group entered into an agreement to sell U S WEST Polska, its directory operation in Poland. The sale is awaiting approval from Poland's Office of Competition and Consumer Protection. These transactions will result in the disposition of Media Group's wholly owned international directory operations.

Form  10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

OPERATING  INCOME






                        Three      Three
                        Months     Months                                     Proforma   Proforma
                        Ended      Ended      Increase   Increase  ProForma   Increase   Increase
                        June 30,   June 30,
                             1997       1996  Dollars    Percent        1996  Dollars    Percent
Communications Group    $     620  $     574  $      46       8.0  $     574  $      46       8.0
Media Group                   187        144         43      29.9        135         52      38.5
                        ---------  ---------  ---------  --------  ---------  ---------  --------
Total operating income  $     807  $     718  $      89      12.4  $     709  $      98      13.8
                        =========  =========  =========  ========  =========  =========  ========









                        Six      Six
                        Months   Months                                   Proforma   Proforma
                        Ended    Ended    Increase   Increase  ProForma   Increase   Increase
                           1997     1996  Dollars    Percent        1996  Dollars    Percent
Communications Group    $ 1,264  $ 1,170  $      94       8.0  $   1,170  $      94       8.0
Media Group                 365      273         92      33.7        247        118      47.8
                        -------  -------  ---------  --------  ---------  ---------  --------
Total operating income  $ 1,629  $ 1,443  $     186      12.9  $   1,417  $     212      15.0
                        =======  =======  =========  ========  =========  =========  ========


Communications  Group  Operating  Income

The Communications Group's operating income increased 8.0 percent, to $620 and $1,264, during the three and six-month periods, respectively. The increase in operating income is primarily due to revenue increases as a result of higher demand for services, and continued cost control efforts which accelerated in the latter half of 1996. Partially offsetting the increase was an accrual to recognize U S WEST Communications' estimated state regulatory liabilities (See "Contingencies"). For a further discussion of Communications Group's costs and expenses, see Management's Discussion and Analysis of Financial Condition and Results of Operations - "Cost and Expenses."

Form  10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Media  Group  Operating  Income  (Loss)





                                                                             Pro forma
                                                      Percent   Pro forma    Percent
Three Months Ended June 30,            1997    1996   Change          1996   Change
Cable and telecommunications:
     Domestic                         $   -   $   4         -   $       (5)          -
     International                       (3)      -         -            -           -
                                      ------  ------  --------  -----------  ----------
                                         (3)      4         -           (5)      (40.0)
Wireless communications:
    Domestic                            100      59      69.5           59        69.5
    International                        (6)      -         -            -           -
                                      ------  ------  --------  -----------  ----------
                                         94      59      59.3           59        59.3
Directory and information services:
    Domestic                            132     115      14.8          115        14.8
    International                        (2)     (3)    (33.3)          (3)      (33.3)
                                      ------  ------  --------  -----------  ----------
                                        130     112      16.1          112        16.1
Other (see Note 1)                      (34)    (31)      9.7          (31)        9.7
                                      ------  ------  --------  -----------  ----------

Operating income                      $ 187   $ 144      29.9   $      135        38.5
                                      ======  ======  ========  ===========  ==========








                                                                             Pro forma
                                                      Percent   Pro forma    Percent
Six Months Ended June 30,              1997    1996   Change          1996   Change
Cable and telecommunications:
     Domestic                         $ (19)  $   8         -   $      (18)        5.6
     International                       (7)      -         -            -           -
                                      ------  ------  --------  -----------  ----------
                                        (26)      8         -          (18)       44.4
Wireless communications:
     Domestic                           195     109      78.9          109        78.9
     International                       (9)      -         -            -           -
                                      ------  ------  --------  -----------  ----------
                                        186     109      70.6          109        70.6
Directory and information services:
    Domestic                            262     225      16.4          225        16.4
    International                        (9)    (11)    (18.2)         (11)      (18.2)
                                      ------  ------  --------  -----------  ----------
                                        253     214      18.2          214        18.2
Other (see Note 1)                      (48)    (58)    (17.2)         (58)      (17.2)
                                      ------  ------  --------  -----------  ----------

Operating income                      $ 365   $ 273      33.7   $      247        47.8


Note 1 - Primarily includes headquarters expenses for shared services and divisional expenses associated with equity investments.

Media Group's operating income increased $43, or 29.9 percent, to $187, and $92, or 33.7 percent, to $365, during the three- and six-month periods, respectively. On a pro forma basis, operating income increased 38.5 and 47.8 percent, respectively. The increases were primarily due to strong growth in domestic wireless communications operations.

Form  10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Cable  and  Telecommunications.    On  a  pro  forma  basis,  cable  and
telecommunications operating loss decreased $2, to $3, for the three-month period. Revenue increases were partially offset by higher programming fees associated with rate increases, subscriber growth and special events, and costs associated with changing the domestic cable brand name to "MediaOne". Media Group expects to incur additional costs related to the brand name change during the remainder of 1997, as well as for the deployment of new products and services. The remaining decline is attributed to the third-quarter 1996 consolidation of the Media Group's cable operation in the Czech Republic ("Kabel Plus").

For the six-month period, on a pro forma basis, cable and telecommunications operating loss increased $8 to $26. The slight increase in domestic cable and telecommunications operating loss was a result of revenue increases being more than offset by the expense increases mentioned above. The remainder of the decline is due to the third-quarter 1996 consolidation of Kabel Plus.

On August 6, 1997, Media Group announced it will relocate the corporate offices of its domestic cable operations, MediaOne, Inc., from Boston to Denver. Approximately 150 employees will be asked to relocate to Denver. The move is designed to improve operations through better alignment and focus, and will occur in phases between September 1997 and June 1998. In addition, several changes in the senior management of MediaOne were announced. The Media Group anticipates incurring a pretax charge of approximately $30 in third-quarter 1997 for costs related to the move and management changes.

Wireless Communications. Domestic wireless communications operating income increased 69.5 percent, to $100, and 78.9 percent, to $195, for the three- and six-month periods, respectively. These increases are a result of revenue increases associated with the rapidly expanding subscriber base combined with efficiency gains. On a per subscriber basis, the 1997 decline in revenue of
8.8 percent has been more than offset by the 21.9 percent decrease in the costs to acquire and support customers. Increased depreciation expense, largely a result of network upgrades, partially offset the increase in operating income.

Directory and Information Services During the three- and six-month periods, operating income related to domestic Yellow Pages directory advertising increased 5.3 percent, to $140, and 5.7 percent, to $277, respectively. Revenue increases and cost savings associated with headcount reductions were partially offset by increased printing, paper and sales support costs. These cost increases were primarily associated with an increase in the volume and complexity of advertisements sold. Operating losses associated with ongoing product development activities, which include development costs for internet content services, are included in domestic directory and information services operating income. Such operating losses decreased by $10 and $22, during the three- and six-month periods, respectively, primarily as a result of discontinuing various product development activities in 1996.

Form  10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Other. During the three-month period, other operating loss increased $3, to $34, primarily due to a shift in the timing of billing U S WEST corporate costs to the Media Group. The increased costs were partially offset by staff reductions at international headquarters. During the six-month period, other operating losses decreased $10, to $48, primarily attributable to cost savings related to international staff reductions.

INTEREST  EXPENSE  AND  OTHER







                               Three      Three                               Six        Six
                               Month      Months                              Months     Months
                               Ended      Ended      Increase     Increase    Ended      Ended      Increase     Increase
                               June 30,   June 30,    (Decrease)  (Decrease)  June 30,   June 30,    (Decrease)  (Decrease)
                                    1997       1996  Dollars      Percent          1997       1996  Dollars      Percent
Interest expense               $     266  $     136  $      130        95.6   $     544  $     271  $      273           -
Equity losses in
      unconsolidated ventures        153         77          76        98.7         318        143         175           -
Gains on sales of investments         44          -          44           -          95          -          95           -
Gains on sales of rural
      telephone exchanges             29         49         (20)      (40.8)         47         49          (2)       (4.1)
Guaranteed minority interest
    expense                           22         12          10        83.3          44         24          20        83.3
Other expense                         24         23           1         4.3          50         46           4         8.7



Interest expense increased $130 and $273 during the three- and six-month periods, respectively, primarily as a result of the Continental Merger. U S WEST assumed Continental debt totaling $6,525 (at market value) and incurred debt of $1,150 to finance the cash portion of the Merger consideration.

Equity losses increased $76 and $175 for the three- and six-month periods, respectively, due to greater losses from international ventures and from the domestic investment in PrimeCo. The increase in international losses relates to: (1) expansion of the network and financing activities at Telewest Communications, plc ("Telewest"), (2) costs associated with the significant increase in customers and network coverage at One 2 One, and (3) the amortization of license fees related to the wireless investment in India. Domestically, PrimeCo launched service in November 1996, and losses associated with this venture have increased as a result of start-up and other costs. Media Group expects equity losses will continue to be significant as venture expansion activities continue.

During the second quarter of 1997, Media Group sold its shares of Time Warner, Inc. acquired in the Continental Merger, for proceeds of $220 and a pretax gain of $44. In addition, during the first quarter of 1997, Media Group sold its 5 percent interest in a wireless venture in France for proceeds of $82, and a pretax gain of $51.

During the six-month period ended June 30, 1997, the Communications Group sold selected rural telephone exchanges in Iowa, South Dakota, Nebraska and Idaho for a pretax gain of $47 and an after tax gain of $29. Certain Iowa, South Dakota and Idaho rural telephone exchanges were sold

Form  10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

during  second-quarter  1997 for a pretax gain of $29 and an after tax gain of
$18.      The  1996  gains  were  a result of sales in North and South Dakota.

Guaranteed minority interest expense increased $10 and $20 for the three- and six-month periods, respectively. The increases were a result of the October 1996 issuance of Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely Company-guaranteed debentures ("Preferred Securities") totaling $480.

The slight increases in other expense are primarily due to foreign currency losses and additional interest expense associated with the Communication Group's interstate sharing liabilities and state regulatory liabilities. These increases were largely offset by a 1996 pretax charge of $31 associated with the sale of Media Group's cable television interests in Norway, Sweden and Hungary.

Income  Tax  Provision





                            Three      Three                Six        Six
                            Months     Months               Months     Months
                            Ended      Ended                Ended      Ended
                            June 30,   June 30,   Percent   June 30,   June 30,   Percent
                                 1997       1996  Change         1997       1996  Change
Provision for income taxes  $     180  $     206    (12.6)  $     350  $     398    (12.1)
Effective tax rate                  -          -        -        42.9       39.5        -


The increase in the effective tax rate is primarily a result of lower pretax earnings and additional goodwill amortization associated with the Continental Merger.


LIQUIDITY  AND  CAPITAL  RESOURCES

Operating  Activities





                                             Six Months Ended   Six Months Ended
                                             June 30,           June 30,
                                                          1997               1996
Communications Group                         $           2,002  $           1,429
Media Group                                                576                202
                                             -----------------  -----------------
Total cash provided by operating activities  $           2,578  $           1,631
                                             =================  =================


Cash provided by operating activities increased $947 in the first half of 1997, compared with 1996, primarily due to growth in Communications Group operations. The increase in Communications Group's operating cash flow reflects continued cost control efforts, lower tax payments and restructuring expenditures, and a decrease in the cash funding of postretirement benefits

10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

during 1997. Operating cash flow at the Media Group increased primarily due to the Continental Merger and growth in operations from the domestic cellular business. Partially offsetting the increase was higher financing costs resulting from greater debt levels associated with the Continental Merger.

Investing  Activities





                                            Six Months    Six Month
                                            Ended         Ended
                                            June 30,      June 30,
                                                   1997         1996
Communications Group                        $      (809)  $   (1,162)
Media Group                                      (1,427)        (363)
                                            ------------  -----------
Total cash (used for) investing activities  $    (2,236)  $   (1,525)
                                            ============  ===========


Investing activities at the Communications Group consists primarily of capital expenditures of $841 for the first six months of 1997. The majority of the 1997 expenditures were for access line growth, continued improvement of the telecommunications network and for interconnection costs related to the Telecommunications Act. The decline in cash used for investing activities is primarily due to lower capital expenditures as a result of timing and tighter control efforts over spending. The Communications Group anticipates capital expenditures will accelerate during the remainder of 1997 and will include expenditures for wireless personal communications services, interconnection requirements related to the Telecommunications Act and interLATA long-distance service.

Investing activities of the Media Group include capital expenditures of $717 for the first six months of 1997. The majority of expenditures in 1997 were devoted to upgrading the domestic cable network and expanding the domestic cellular network. Media Group also invested $44 in international ventures during 1997, primarily capital contributions to a wireless venture in India. Other investing activities include an investment in Continental of $1,150 which represents payment of the cash portion of the Merger consideration.

During 1997, Media Group received proceeds totaling $625 related to asset sales as follows: (a) $220 from the sale of Time Warner, Inc. shares acquired in the Continental Merger, (b) $178 from the sale of 6,075,000 shares of Teleport Communications Group stock, (c) $121 from the sale of Thomson Directories, (d) partial proceeds of $29 from the sale of Media Group's 5 percent interest in a wireless venture in France, (e) $50 from the capital assets segment, which is held for sale, and (f) $27 from other miscellaneous sales.

10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

In July 1997, Media Group entered into an agreement to purchase up to the remaining 50 percent of Fintelco, S.A., ("Fintelco"), a cable and telecommunications venture with approximately 660,000 cable subscribers located in Argentina. This additional interest could bring Media Group ownership in Fintelco up to 100 percent. Closing is contingent upon various regulatory approvals, which are expected during the third quarter of 1997.

Financing  Activities





                                            Six Months Ended    Six Months Ended
                                            June 30,            June 30,
                                                         1997                1996
Communications Group                        $          (1,184)  $            (384)
Media Group                                               885                 213
                                            ------------------  ------------------
Total cash (used for) financing activities  $            (299)  $            (171)
                                            ==================  ==================


Total debt at June 30, 1997 was $15,578, an increase of $227 compared with December 31, 1996. The Company incurred additional debt in 1997 to finance the cash portion of the Continental Merger consideration which totaled $1,150.
 In January 1997, the Company issued medium- and long-term debt totaling $4.1 billion, at a weighted average rate of 7.47 percent. The proceeds were used to refinance debt incurred in conjunction with the Continental Merger.
Increases in debt at the Media Group were partially offset by a decrease in debt of $713 at the Communications Group. The Communications Group's debt decrease was partially driven by lower capital expenditures and increased operating cash flows.

In connection with the recent regulatory rulings (See "Contingencies"), U S WEST Communication's senior unsecured debt rating is under review by Moody's. The review may result in a downgrading.

During the second quarter of 1997, U S WEST called a 10 5/8 percent senior subordinated note, due June 15, 2002. The debt had a recorded value of $110, including a premium of $10. This extinguishment resulted in a pretax gain of $5, ($3 after tax).

On June 30, 1997, Media Group acquired cable systems serving 40,000 subscribers in the state of Michigan for cash of $25 and approximately $50 of Preferred Stock issued by U S WEST. The Preferred Stock is redeemable at U S WEST's option starting five years from the acquisition date, or upon dissolution of Media Group. The stockholders have the right to elect cash upon redemption, or to convert their Preferred Stock into Media Group common stock. (See Note E - Series E Preferred Stock Subject to Mandatory Redemption
-  to  the  Consolidated  Financial  Statements.)

10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

On July 30, 1997, U S WEST announced that it will call its Liquid Yield Option Notes effective August 29, 1997. At June 30, 1997, the notes had a carrying value of $565.

Excluding debt associated with the capital assets segment, the Company's percentage of debt to total capital at June 30, 1997 was 55.0 percent compared with 54.8 percent at December 31, 1996. Including debt associated with the capital assets segment, Preferred Securities and mandatorily redeemable preferred stock, the Company's percentage of debt to total capital was 59.8 percent at June 30, 1997, compared with 59.5 percent at December 31, 1996. The percentage of debt to total capital has increased as a result of higher debt associated with the Continental Merger.

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

Form  10-Q  -  Part  I
COMBINED    STATEMENTS  OF                             U S WEST COMMUNICATIONS
GROUP
OPERATIONS  (Unaudited)





                                                Three       Three      Six         Six
                                                Months      Months     Months      Months
                                                Ended       Ended      Ended       Ended
                                                June 30,    June 30,   June 30,    June 30,
Dollars in millions (except per share amounts)       1997        1996       1997        1996
Operating revenues:
   Local service                                $   1,151   $   1,179  $   2,382   $   2,324
   Interstate access service                          678         626      1,365       1,248
   Intrastate access service                          200         189        400         379
   Long-distance network services                     240         278        490         568
   Other services                                     274         228        493         446
                                                ----------  ---------  ----------  ----------
     Total operating revenues                       2,543       2,500      5,130       4,965

Operating expenses:
   Employee-related expenses                          904         921      1,768       1,788
   Other operating expenses                           391         387        836         775
   Taxes other than income taxes                       98         100        205         197
   Depreciation and amortization                      530         518      1,057       1,035
                                                ----------  ---------  ----------  ----------
     Total operating expenses                       1,923       1,926      3,866       3,795
                                                ----------  ---------  ----------  ----------

Income from operations                                620         574      1,264       1,170

Interest expense                                      100         110        203         221
Gains on sales of rural telephone exchanges            29          49         47          49
Other income (expense) - net                          (19)          4        (41)        (12)
                                                ----------  ---------  ----------  ----------
Income before income taxes and cumulative
  effect of change in accounting principle            530         517      1,067         986
Provision for income taxes                            198         193        396         368
                                                ----------  ---------  ----------  ----------
Income before cumulative effect of change
in accounting principle                               332         324        671         618
Cumulative effect of change in accounting
    principle - net of tax                              -           -          -          34
                                                ----------  ---------  ----------  ----------
NET INCOME                                      $     332   $     324  $     671   $     652
                                                ==========  =========  ==========  ==========

EARNINGS PER COMMON SHARE:
   Income before cumulative effect of
     change in accounting principle             $    0.69   $    0.68  $    1.39   $    1.30
   Cumulative effect of change in
     accounting principle                               -           -          -        0.07
                                                ----------  ---------  ----------  ----------
EARNINGS PER COMMON SHARE                       $    0.69   $    0.68  $    1.39   $    1.37
                                                ==========  =========  ==========  ==========

DIVIDENDS PER COMMON SHARE                      $   0.535   $   0.535  $    1.07   $    1.07
                                                ==========  =========  ==========  ==========

AVERAGE COMMON SHARES
   OUTSTANDING (thousands)                        482,542     476,803    481,945     475,929
                                                ==========  =========  ==========  ==========


See  Notes  to  Combined  Financial  Statements.

Form  10-Q  -  Part  I

COMBINED  BALANCE SHEETS                         U S WEST COMMUNICATIONS GROUP
(Unaudited)





                                           June 30,   December 31,
Dollars in millions                             1997           1996

ASSETS

Current assets:
     Cash and cash equivalents             $      89  $          80
     Accounts and notes receivable  - net      1,605          1,622
     Inventories and supplies                    182            144
     Deferred tax asset                          197            171
     Prepaid and other                            73             65
                                           ---------  -------------

Total current assets                           2,146          2,082
                                           ---------  -------------


Gross property, plant and equipment           32,787         32,645
Less accumulated depreciation                 19,082         18,639
                                           ---------  -------------

Property, plant and equipment - net           13,705         14,006

Other assets                                     910            827
                                           ---------  -------------

Total assets                               $  16,761  $      16,915
                                           =========  =============



See  Notes  to  Combined  Financial  Statements.

Form  10-Q  -  Part  I

COMBINED BALANCE SHEETS                          U S WEST COMMUNICATIONS GROUP
(Unaudited),  continued





                                              June 30,   December 31,
Dollars in millions                                1997           1996

LIABILITIES AND EQUITY

Current liabilities:
     Short-term debt                          $     166  $         834
     Accounts payable                             1,029            989
     Employee compensation                          301            342
     Dividends payable                              258            257
     Advanced billing and customer deposits         278            250
     Other                                        1,091            795
                                              ---------  -------------

Total current liabilities                         3,123          3,467
                                              ---------  -------------


Long-term debt                                    5,619          5,664
Postretirement and other postemployment
     benefit obligations                          2,393          2,387
Deferred income taxes                               766            749
Deferred credits and other                          710            731

Contingencies (See Note D to the Combined
     Financial Statements)

Communications Group equity                       4,150          3,917
                                              ---------  -------------

Total liabilities and equity                  $  16,761  $      16,915
                                              =========  =============



See  Notes  to  Combined  Financial  Statements.

Form  10-Q  -  Part  I

COMBINED STATEMENTS OF                           U S WEST COMMUNICATIONS GROUP
CASH  FLOWS  (Unaudited)





                                                            Six Months    Six Months
                                                            Ended         Ended
                                                            June 30,      June 30,
Dollars in millions                                                1997          1996
OPERATING ACTIVITIES
   Net income                                               $       671   $       652
   Adjustments to net income:
      Depreciation and amortization                               1,057         1,035
      Gains on sales of rural telephone exchanges                   (47)          (49)
      Cumulative effect of change in accounting principle             -           (34)
      Deferred income taxes and amortization
         of investment tax credits                                  (17)           (3)
   Changes in operating assets and liabilities:
      Restructuring payments                                        (45)          (74)
      Postretirement medical and life costs, net
          of cash fundings                                            3           (30)
      Accounts receivable                                            17            57
      Inventories, supplies and other current assets                (58)          (35)
      Accounts payable and accrued liabilities                      336           (62)
   Other adjustments - net                                           85           (28)
                                                            ------------  ------------
   Cash provided by operating activities                          2,002         1,429
                                                            ------------  ------------

INVESTING ACTIVITIES
   Expenditures for property, plant and equipment                  (841)       (1,266)
   Proceeds from sales of rural telephone exchanges                  28           111
   Proceeds from (payments on) disposals of property,
      plant, and equipment                                            4            (7)
                                                            ------------  ------------
   Cash (used for) investing activities                            (809)       (1,162)
                                                            ------------  ------------

FINANCING ACTIVITIES
   Net (repayments of) proceeds from short-term debt               (662)          260
   Repayments of long-term debt                                     (85)         (253)
   Dividends paid on common stock                                  (475)         (467)
   Proceeds from issuance of common stock                            38            76
                                                            ------------  ------------
   Cash (used for) financing activities                          (1,184)         (384)
                                                            ------------  ------------

CASH AND CASH EQUIVALENTS
   Increase (decrease)                                                9          (117)
   Beginning balance                                                 80           172
                                                            ------------  ------------
   Ending balance                                           $        89   $        55
                                                            ============  ============


See  Notes  to  Combined  Financial  Statements.

Form  10-Q  -  Part  I

                        U S WEST COMMUNICATIONS GROUP
                    NOTES TO COMBINED FINANCIAL STATEMENTS
          For the Three and Six Months Ended June 30, 1997 and 1996
                            (Dollars in millions)
                                 (Unaudited)

A.      Summary  of  Significant  Accounting  Policies

Basis of Presentation. The Combined Financial Statements have been prepared by U S WEST, Inc. ("U S WEST" or the "Company") pursuant to the interim reporting rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally accompanying financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of U S WEST's management, the Combined Financial Statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial information set forth therein. It is suggested that these Combined Financial Statements be read in conjunction with the 1996 U S WEST Consolidated Financial Statements, the U S WEST Communications Group Combined Financial Statements and the U S WEST Media Group Combined Financial Statements and notes thereto included in U S WEST's proxy statement mailed to all shareowners on April 7, 1997.

Financial Instruments. Synthetic instrument accounting is used for interest rate and foreign currency swaps if the index, maturity, and amount of the instrument match the terms of the underlying debt. Net interest accrued is recognized over the life of the instruments as an adjustment to interest expense and is a component of cash provided by operating activities. Any gain or loss on the termination of an instrument, which qualifies for synthetic instrument accounting, would be deferred and amortized over the remaining life of the original instrument.

Hedge accounting is used for forward contracts which qualify as hedges of future debt issues. To qualify for hedge accounting, the contracts must have a high inverse correlation to the exposure being hedged, and reduce the risk or volatility associated with changes in interest rates. Qualified contracts are carried at market value with gains and losses recorded with the related debt and amortized as yield adjustments. Any gain or loss on the termination of a contract, which qualifies for hedge accounting, would be deferred and accounted for with the related transaction. U S WEST does not use derivative financial instruments for trading purposes.

New Accounting Standards. In fourth-quarter 1997, U S WEST will adopt Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." This standard specifies new computation, presentation and disclosure requirements for earnings per share. Among other things, SFAS No. 128 requires presentation of basic and diluted earnings per share on the face of the income statement. Adoption of the new standard is not expected to have a material impact on Communications Group's earnings per share.

Form  10-Q  -  Part  I

                        U S WEST COMMUNICATIONS GROUP
                    NOTES TO COMBINED FINANCIAL STATEMENTS
                            (Dollars in millions)
                                 (Unaudited)

A.    Summary  of  Significant  Accounting  Policies  (continued)

In 1998, U S WEST will adopt SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 requires that the components of and the total amount for comprehensive income be displayed in the financial statements. Comprehensive income includes net income and all changes in equity during a period that arise from nonowner sources, such as foreign currency items and unrealized gains and losses on certain investments in equity securities. Among other things, SFAS No. 131 requires detailed operating segment information of an enterprise on an annual and interim period basis. The effects of adopting both SFAS No. 130 and 131 are being evaluated.

B.    Dex  Transfer

In May 1997, U S WEST announced its intention to transfer its domestic directory business from the Media Group to the Communications Group (the "Dex Transfer"). Under the terms of the Dex Transfer, $3.9 billion of U S WEST debt will be reallocated from the Media Group to the Communications Group and the Communications Group will issue shares of Communications Group common stock to Media Group shareowners totaling $850. Contingent upon receiving favorable federal income tax treatment, the Company intends to pursue the Dex Transfer.

C.    Rural  Telephone  Exchanges  Held  for  Sale

In conjunction with its rural telephone exchange sales program, U S WEST Communications, Inc. ("U S WEST Communications") sold certain rural telephone exchanges for pretax gains of $29 and $47, during the three- and six-month periods ended June 30, 1997, respectively. The carrying value of the remaining rural telephone exchanges held for sale approximates $75 at June 30, 1997. The remaining rural telephone exchanges held for sale are expected to be disposed of in the latter half of 1997 and first-quarter 1998. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company has stopped depreciating the exchanges held for sale.

Form  10-Q  -  Part  I

                        U S WEST COMMUNICATIONS GROUP
                    NOTES TO COMBINED FINANCIAL STATEMENTS
                            (Dollars in millions)
                                 (Unaudited)

D.  Contingencies

At U S WEST Communications there are pending regulatory actions in local regulatory jurisdictions that call for price decreases, refunds or both.

On May 1, 1996, the Oregon Public Utilities Commission ("OPUC") approved a stipulation terminating prematurely U S WEST Communications' alternative form of regulation ("AFOR") plan, and it then undertook a review of U S WEST
Communication's  earnings.    In  May  1997,  the  OPUC  ordered  U  S  WEST
Communications to reduce its annual revenues by $97, effective May 1, 1997, and to issue a one-time refund, including interest, of approximately $102 to reflect the revenue reduction for the period May 1, 1996 through April 30, 1997. The one-time refund is for interim rates which became subject to refund when U S WEST Communications' AFOR plan was terminated on May 1, 1996.

U S WEST Communications filed an appeal of the order and asked for an immediate stay of the refund with the Oregon Circuit Court for the County of Marion ("Oregon Circuit Court"). On June 26, 1997, the Oregon Circuit Court granted U S WEST Communications' request for a stay, pending a full review of the OPUC's order. The Oregon Circuit Court is scheduled to hear arguments on the appeal in December 1997.

The one-time refund and cumulative amount of revenues collected subject to refund, including interest, as of June 30, 1997, totals approximately $121.

In 1996, the Washington State Utilities and Transportation Commission ("WUTC")
acted  on            U  S  WEST  Communications'  1995  rate request. U S WEST
Communications had sought to increase revenues by raising rates primarily for basic residential services over a four-year period. Instead of granting U S WEST Communications' request, the WUTC ordered $91.5 in annual net revenue reductions, effective May 1, 1996.

Based on the WUTC ruling, U S WEST Communications filed a lawsuit with the King County Superior Court (the "Court") for an appeal of the order, a temporary stay of the ordered rate reduction and an authorization to implement a revenue increase. The Court declined to change the WUTC order. U S WEST Communications appealed the Court's decision to the Washington State Supreme Court (the "State Supreme Court") which, on January 22, 1997, granted a stay of the order, pending the State Supreme Court's full review of the appeal. Oral arguments were heard in June 1997. U S WEST Communications is waiting a decision by the State Supreme Court.

Form  10-Q  -  Part  I

                        U S WEST COMMUNICATIONS GROUP
                    NOTES TO COMBINED FINANCIAL STATEMENTS
                            (Dollars in millions)
                                 (Unaudited)
D.    Contingencies  (continued)

Effective May 1, 1996, U S WEST Communications began collecting revenues subject to refund. The cumulative amount of revenues collected subject to refund as of June 30, 1997, including interest, is approximately $135.

In another proceeding, the Utah Supreme Court remanded a Utah Public Service Commission ("PSC") order to the PSC for hearing, thereby establishing two exceptions to the rule against retroactive ratemaking: 1) unforeseen and extraordinary events, and 2) misconduct. The PSC's initial order denied a refund request from interexchange carriers and other parties related to the Tax Reform Act of 1986. The potential exposure, including interest, at June 30, 1997, is approximately $160.

The Communications Group has accrued $113 at June 30, 1997, which represents its estimated liability for state regulatory proceedings. It is possible that the ultimate liability could exceed the recorded liability by an amount up to $300. The Communications Group continues to monitor and evaluate the risks associated with its state regulatory environment, and will adjust estimates as new information becomes available.

Form  10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share amounts)

RESULTS OF OPERATIONS - THREE AND SIX MONTHS ENDED JUNE 30, 1997 COMPARED WITH 1996

Following are details of the Communications Group's reported net income and earnings per common share ("earnings per share"), normalized to exclude the effects of certain nonoperating items.





                                     Three       Three       Increase     Increase    Six         Six        Increase
                                     Months      Months       (Decrease)  (Decrease)  Months      Months      (Decrease)
                                     Ended       Ended                                Ended       Ended
                                     June 30,    June 30,                             June 30,    June 30
Net Income:                               1997        1996   Dollars      Percent          1997       1996   Dollars
Reported net income                  $     332   $     324   $         8        2.5   $     671   $    652   $        19
Adjustments to reported net income:
   Gains on sales of rural
     telephone exchanges                   (18)        (30)           12      (40.0)        (29)       (30)            1
   Cumulative effect of change in
      accounting principle (1)<F1>           -           -             -          -           -        (34)           34
   Current year effect of change
      in accounting                          -          (5)            5          -           -        (10)           10
                                     ----------  ----------  -----------  ----------  ----------  ---------  -----------
      principle (1)<F>
Normalized income                    $     314   $     289   $        25        8.7   $     642   $    578   $        64
                                     ==========  ==========  ===========  ==========  ==========  =========  ===========



                                     Increase
                                     (Decrease)


Net Income:                          Percent
Reported net income                        2.9
Adjustments to reported net income:
   Gains on sales of rural
     telephone exchanges                  (3.3)
   Cumulative effect of change in
      accounting principle (1)<F1>           -
   Current year effect of change
      in accounting                          -
                                     ----------
      principle (1)<F>
Normalized income                         11.1
                                     ==========








                                    Three       Three       Increase     Increase    Six         Six        Increase
                                    Months      Months       (Decrease)  (Decrease)  Months      Months      (Decrease)
                                    Ended       Ended                                Ended       Ended
                                    June 30,    June 30,                             June 30,    June 30
Earnings per Share:                      1997        1996   Dollars      Percent          1997       1996   Dollars
Reported earnings per share         $    0.69   $    0.68   $      0.01        1.5   $    1.39   $   1.37   $      0.02
Adjustments to reported
 earnings per share:
   Gains on sales of rural
      telephone exchanges               (0.04)      (0.06)         0.02      (33.3)      (0.06)     (0.06)            -
   Cumulative effect of change in
      accounting principle (1)<F1>          -           -             -          -           -      (0.07)         0.07
   Current year effect of change
      in accounting                         -       (0.01)         0.01          -           -      (0.02)         0.02
                                    ----------  ----------  -----------  ----------  ----------  ---------  -----------
       principle (1)<F1>
Normalized earnings per share       $    0.65   $    0.61   $      0.04        6.6   $    1.33   $   1.22   $      0.11
                                    ==========  ==========  ===========  ==========  ==========  =========  ===========



                                    Increase
                                    (Decrease)


Earnings per Share:                 Percent
Reported earnings per share                1.5
Adjustments to reported
 earnings per share:
   Gains on sales of rural
      telephone exchanges                    -
   Cumulative effect of change in
      accounting principle (1)<F1>           -
   Current year effect of change
      in accounting                          -
                                    ----------
       principle (1)<F1>
Normalized earnings per share              9.0
                                    ==========

<F1>
 (1)    Effective  January  1,  1996,  U  S  WEST adopted Statement of Financial Accounting Standards ("SFAS") No. 121,
"Accounting  for  the  Impairment  of  Long-Lived  Assets  and  for  Long-Lived  Assets  to  be  Disposed  Of."


The Communications Group's normalized income increased $25, or 8.7 percent, to $314, and $64, or 11.1 percent to $642, for the three- and six-month periods ended June 30, 1997, respectively. Normalized earnings per share were $0.65, an increase of $0.04, or 6.6 percent, and $1.33, an increase of $0.11, or 9.0 percent for the three- and six-month periods, respectively. Earnings before interest, taxes, depreciation, amortization and other ("EBITDA") increased 5.3 percent, to $1,150, and $2,321 for the three- and six-month periods, respectively. EBITDA excludes gains on sales of certain rural telephone exchanges.

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

The increases are primarily due to higher demand for services and continued cost control efforts which accelerated in the latter half of 1996. These increases were partially offset by an accrual to recognize U S WEST Communication's estimated state regulatory liabilities. (See "Contingencies") The Communications Group anticipates net income growth will continue to be partially offset by increased costs related to growth initiatives and interconnection requirements, and the impacts of access reform and price cap regulation. (See "Regulatory Environment")

Effective January 1, 1996, U S WEST adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which, among other things, requires that companies no longer record depreciation expense on assets held for sale. Adoption of SFAS No. 121 resulted in a 1996 one-time gain of $34 (net of tax of $22), or $0.07 per share, related to the cumulative effect of change in accounting principle.

Form  10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Operating  Revenues

An  analysis  of  operating  revenues  follows:





                                                            Lower               Increase     Increase
                                                 Price       (Higher)            (Decrease)  (Decrease)
                         1997    1996  Demand    Changes    Refunds    Other    Dollars      Percent
Local service
   Second quarter      $1,151  $1,179  $    97   $     (4)  $      8   $ (129)  $      (28)       (2.4)
   Six months           2,382   2,324      198        (14)        17     (143)          58         2.5
Interstate access
   Second quarter         678     626       74         (5)        (7)     (10)          52         8.3
   Six months           1,365   1,248      138        (10)         3      (14)         117         9.4
Intrastate access
   Second quarter         200     189       16          3          -       (8)          11         5.8
   Six months             400     379       25          5          -       (9)          21         5.5
Long-distance network
   Second quarter         240     278      (25)        (4)         -       (9)         (38)      (13.7)
   Six months             490     568      (47)        (5)         -      (26)         (78)      (13.7)
Other services
   Second quarter         274     228        -          -          -       46           46        20.2
   Six months             493     446        -          -          -       47           47        10.5
                       ------  ------  --------  ---------  ---------  -------  -----------  ----------
Total revenues
   Second quarter       2,543   2,500      162        (10)         1     (110)          43         1.7
   Six months          $5,130  $4,965  $   314   $    (24)  $     20   $ (145)  $      165         3.3
                       ======  ======  ========  =========  =========  =======  ===========  ==========


Local Services Revenues. Local service revenues decreased $28, or 2.4 percent, during the three-month period ended June 30, 1997. The decrease is largely the result of an $84 accrual to recognize U S WEST Communications'
estimated  state  regulatory  liabilities.  (See  "Contingencies")    Also
contributing to the decrease was a $30 reclassification of public telephone revenues to other services revenues. The reclassification was in conjunction with the Federal Communications Commission's ("FCC") payphone orders, which took effect April 15, 1997, as mandated by the Telecommunications Act of 1996 (the "Telecommunications Act"). Lower wireless interconnection access prices, also mandated by the Telecommunications Act, reduced local service revenues by $11.

Partially offsetting these decreases was access line growth and increased demand for new product and service offerings, and existing central office features. Total reported access lines increased 616,000, or 4.1 percent, during the past 12 months, of which 249,000 was attributable to second lines. Second line installations increased 26.7 percent. Access lines grew 686,000, or 4.6 percent, when adjusted for sales of approximately 70,000 rural telephone access lines during the past twelve months.

Form  10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Local service revenues increased $58, or 2.5 percent, during the six-month period primarily as a result of access line growth and increased demand for new product and service offerings, and existing central office features.
Partially offsetting the increase is a $91 accrual to recognize       U S WEST
Communication's estimated state regulatory liabilities. Lower wireless interconnection access prices and the reclassification of public telephone revenues, both mandated by the Telecommunications Act, further reduced local service revenues for the six-month period by $27 and $30, respectively.

Excluding the non-recurring effects of the regulatory accrual and the public telephone revenues reclassification, local service revenues increased 6.4 percent and 6.8 percent, during the three- and six-month periods ended June
30,  1997,  respectively.    (See  "Contingencies")

Interstate Access Revenues. Higher interstate access revenues resulted from increased demand for private line services and access line growth. Also contributing were increases of 6.1 and 6.3 percent in billed interstate access minutes of use for the three- and six-month periods, respectively. The increases were partially offset by the effects of price reductions and accruals of $14 and $22 for refunds to interexchange carriers, during the three- and six-month periods, respectively. The refunds relate to a one-time $22 exogenous cost adjustment ordered by the FCC as a condition of granting U S WEST Communications' waiver from price cap sharing rules for the first half of 1997. (See "Regulatory Environment") True-ups of $18 to the 1996 price cap sharing accruals partially offset the one-time $22 exogenous cost adjustment in the six-month period.

The Communications Group anticipates future interstate access revenue growth will be negatively impacted by the FCC's recent orders to restructure the access charge system and its current price cap plan. (See "Regulatory Environment")

Intrastate Access Revenues. Intrastate access revenues increased largely as a result of increases of 12.5 and 10.5 percent in billed intrastate minutes of use for the three- and six-month periods, respectively, and increased demand for private line services.

Long-distance Network Service Revenues. Long-distance network service revenues decreased 13.7 percent for the three- and six-month periods primarily due to the effects of competition and the implementation of multiple toll carrier plans ("MTCPs") in Iowa and Nebraska in 1996, and in Iowa, Oregon and Washington in first-quarter 1997. The MTCPs essentially allow independent telephone companies to act as toll carriers. During the three- and six-month periods ended June 30, 1997, the MTCPs reduced long-distance revenues by $12 and $29, which was offset by increased intrastate access revenues of $1 and $3, and decreased other operating expenses (i.e., access expense) of $9 and $23, respectively.

Form  10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Excluding  the  effects  of  the MTCPs, long-distance network service revenues decreased by 9.4 and 8.6 percent for the three- and six-month periods, respectively. Erosion of long-distance network service revenues will continue due to the loss of exclusivity of 1+ dialing in Minnesota and Arizona, effective in February and April 1996, respectively, and continued competitive dial-around activity in other states within the Communications Group's 14 state region. The Communications Group is responding to competitive losses through competitive pricing of intraLATA long-distance services and increased promotional efforts to retain customers.

Other Services Revenues. Other services revenues increased largely due to the second-quarter 1997 $30 reclassification of public telephone revenues from local service revenues. Also contributing to the increase was interim compensation revenue from interexchange carriers as a result of the FCC's payphone orders which took effect April 15, 1997. The amount of interim compensation may change as a result of the District of Columbia Court of Appeals recent review and remand of the FCC's payphone orders. Increases in voice messaging, inside wire maintenance and billing and collection services revenues were almost entirely offset by a reduction in contract revenues due to the completion of a large federal government telephony project in 1996.

Future revenues at U S WEST Communications may be affected by pending regulatory actions in federal and local regulatory jurisdictions.

Costs  and  Expenses





                                   Three       Three      Increase    Increase    Six         Six         Increase    Increase
                                   Months      Months     (Decrease)  (Decrease)  Months      Months      (Decrease)  (Decrease)
                                   Ended       Ended                              Ended       Ended
                                   June 30,    June 30,                           June 30,    June 30,
                                        1997        1996  Dollars     Percent          1997        1996   Dollars     Percent
Employee-related expenses          $     904   $     921        (17)       (1.8)  $   1,768   $   1,788         (20)       (1.1)
Other operating expenses                 391         387          4         1.0         836         775          61         7.9
Taxes other than income taxes             98         100         (2)       (2.0)        205         197           8         4.1
Depreciation and amortization            530         518         12         2.3       1,057       1,035          22         2.1
Interest expense                         100         110        (10)       (9.1)        203         221         (18)       (8.1)
Gains on sales of rural telephone
   exchanges                              29          49        (20)      (40.8)         47          49          (2)       (4.1)
Other income (expense) - net             (19)          4        (23)          -         (41)        (12)         29           -


Employee-Related Expenses. Employee-related expenses decreased $17, or 1.8 percent, and $20, or 1.1 percent, for the three- and six-month periods, respectively. The decreases are primarily due to lower salaries and wages, overtime, and conference and travel expenses. Salaries and wages decreased primarily as a result of employee reductions totaling 4,051 during the last twelve months. However, this decrease was largely offset by the effects of inflation-driven wage increases. The reduction in overtime, and conference and travel expenses is primarily the result of continued cost control efforts which accelerated in the latter half of 1996. Partially offsetting the decreases were higher contract labor costs and an increase in the postretirement benefits accrual.

 Form  10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

The increase in contract labor is primarily due to additional costs for system development work and the launch of new products and services. The contract labor increase during the six-month period also includes marketing and sales efforts associated with a first-quarter 1997 promotion of caller identification.

Other  Operating Expenses.  The increase in other operating expenses of $4, or
1.0 percent, during the three-month period, was partially attributed to additional repair costs associated with flooding in North Dakota. Also contributing to the increase was a reserve adjustment associated with billing and collection activities performed for interexchange carriers, increased professional fees and costs related to growth initiatives. The increases were partially offset by lower materials and supplies as a result of continued cost control efforts and lower costs due to the completion of a large federal government telephony project in 1996. Reduced access expense (primarily related to the implementation of the MTCPs in 1996 and 1997) also decreased operating expenses.

During the six-month period, other operating expenses increased $61, or 7.9 percent. The increase was predominantly a result of higher advertising costs, of which approximately $30 is attributable to an advertising promotion of caller identification in first-quarter 1997, and a reserve adjustment associated with billing and collection activities performed for interexchange carriers. Also contributing to the increase was additional network software purchases, increased professional fees and repair costs associated with flooding in North Dakota. Costs related to the growth initiatives also contributed to the increase. Partially offsetting the increases were lower materials and supplies as a result of continued cost control efforts and lower costs due to the completion of a large federal government telephony project in 1996. Reduced access expense (primarily related to the implementation of the MTCPs in 1996 and 1997) also decreased operating expenses.

Taxes  Other Than Income Taxes. Taxes other than income taxes decreased $2, or
2.0 percent, and increased $8, or 4.1 percent, for the three- and six-month periods, respectively. Decreased property taxes due to favorable tax valuations and mill levies, as compared with 1996, were partially offset for the three-month period, and more than offset for the six-month period, by increased use and gross receipt taxes.

Depreciation and Amortization. Increased depreciation and amortization expense was attributable to the effects of a higher depreciable asset base partially offset by lower depreciation rates for certain classes of plant.

Interest Expense.  Interest expense decreased $10, or 9.1 percent, and $18, or
8.1 percent, for the three- and six-month periods, respectively, primarily due to lower average debt levels and interest rates as compared to 1996. Partially offsetting the decrease in interest expense was a decrease in the amount of interest capitalized resulting from a lower average balance of telecommunications plant under construction.

Form  10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Gains on Sales of Rural Telephone Exchanges. During the six-month period ended June 30, 1997, the Communications Group sold selected rural telephone exchanges in Iowa, South Dakota, Nebraska and Idaho for a pretax gain of $47 and an after tax gain of $29. Certain Iowa, South Dakota and Idaho rural telephone exchanges were sold during second-quarter 1997 for a pretax gain of $29 and an after tax gain of $18. The 1996 gains were a result of sales in North and South Dakota.

Other Income (Expense). Other expense increased primarily due to additional interest expense associated with the Communications Group's interstate sharing liabilities and state regulatory liabilities.

Provision  for  Income  Taxes





                            Three      Three               Six        Six
                            Months     Months              Months     Months
                            Ended      Ended               Ended      Ended
                            June 30,   June 30,   Percent  June 30,   June 30,   Percent
                                 1997       1996  Change        1997       1996  Change
Provision for income taxes  $     198  $     193      2.6  $     396  $     368      7.6
Effective tax rate                  -          -        -       37.1       37.3        -


The increase in the provision for income taxes resulted primarily from higher pretax earnings and lower amortization of the investment tax credit.

Restructuring  Charge

During the six-month period ended June 30, 1997, the restructuring reserve decreased $45 to a balance of $78. Reserve usage is primarily a result of expenditures for 380 employee separations during the first half of 1997 and systems development costs. The restructuring plan is expected to be substantially complete by the end of 1997. Management continues to evaluate the remaining reserve balance and employee separations.

LIQUIDITY  AND  CAPITAL  RESOURCES

Operating  Activities

Cash provided by operations increased $573, to $2,002, in the first half of 1997 compared with 1996. The increase in operating cash flow is primarily due to business growth and continued cost control efforts. Lower tax payments, along with a decrease in the cash funding of postretirement benefits and lower restructuring expenditures, also contributed to the increase.

Form  10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Investing  Activities

Communications Group capital expenditures were $841 during the first six months of 1997. The majority of the 1997 expenditures were for access line growth, continued improvement of the telecommunications network and for interconnection costs related to the Telecommunications Act. The decline of $425 in capital expenditures as compared with 1996 is primarily due to timing and tighter control efforts over spending. The Communications Group anticipates capital expenditures will accelerate during the remainder of 1997 and will include expenditures for wireless personal communications service ("PCS"), interconnection requirements related to the Telecommunications Act and interLATA long-distance service.

In January 1997, the Company purchased PCS licenses in the FCC's block auction of D and E spectrum. The licenses were granted to the Company in June 1997. The purchase price of approximately $57 was paid in July 1997.

Financing  Activities

During the first half of 1997, debt decreased $713 and the percentage of debt to total capital decreased from 62.4 at December 31, 1996, to 58.2 percent, at June 30, 1997. The decrease in the percentage of debt to total capital is primarily a result of lower debt levels, partially driven by lower capital expenditures and increased operating cash flows.

In connection with the recent regulatory rulings (See "Contingencies"), U S WEST Communication's senior unsecured debt rating is under review by Moody's. The review may result in a downgrading.

Under the terms of the Dex Transfer, $3.9 billion of U S WEST debt will be reallocated from the Media Group to the Communications Group and the Communications Group will issue shares of Communications Group common stock to Media Group shareowners totaling $850. Contingent upon receiving favorable federal income tax treatment, the Company intends to pursue the Dex Transfer.

On July 30, 1997, U S WEST announced that it will call its Liquid Yield Option Notes effective August 29, 1997. At June 30, 1997, the notes had a carrying value of $300.

Communications Group from time to time engages in preliminary discussions regarding restructurings, dispositions and other similar transactions. Any such transaction may include, among other things, the transfer of certain assets, businesses or interest, or the incurrence or assumption of indebtedness, and could be material to the financial condition and results of operations of U S WEST and the Communications Group. There is no assurance that any such discussions will result in the consummation of any such transaction.

Form  10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

CONTINGENCIES

At U S WEST Communications, Inc. there are pending regulatory actions in local regulatory jurisdictions that call for price decreases, refunds or both.

On May 1, 1996, the Oregon Public Utilities Commission ("OPUC") approved a stipulation terminating prematurely U S WEST Communications' alternative form of regulation ("AFOR") plan, and it then undertook a review of U S WEST
Communication's  earnings.    In  May  1997,  the  OPUC  ordered  U  S  WEST
Communications to reduce its annual revenues by $97, effective May 1, 1997, and to issue a one-time refund, including interest, of approximately $102 to reflect the revenue reduction for the period May 1, 1996 through April 30, 1997. The one-time refund is for interim rates which became subject to refund when U S WEST Communications' AFOR plan was terminated on May 1, 1996.

U S WEST Communications filed an appeal of the order and asked for an immediate stay of the refund with the Oregon Circuit Court for the County of Marion ("Oregon Circuit Court"). On June 26, 1997, the Oregon Circuit Court granted U S WEST Communications' request for a stay, pending a full review of the OPUC's order. The Oregon Circuit Court is scheduled to hear arguments on the appeal in December 1997.

The one-time refund and cumulative amount of revenues collected subject to refund, including interest, as of June 30, 1997, totals approximately $121.

In 1996, the Washington State Utilities and Transportation Commission ("WUTC")
acted  on            U  S  WEST  Communications'  1995  rate request. U S WEST
Communications had sought to increase revenues by raising rates primarily for basic residential services over a four-year period. Instead of granting U S WEST Communications' request, the WUTC ordered $91.5 in annual net revenue
reductions,  effective    May  1,  1996.

Based on the WUTC ruling, U S WEST Communications filed a lawsuit with the King County Superior Court (the "Court") for an appeal of the order, a temporary stay of the ordered rate reduction and an authorization to implement a revenue increase. The Court declined to change the WUTC order. U S WEST Communications appealed the Court's decision to the Washington State Supreme Court (the "State Supreme Court") which, on January 22, 1997, granted a stay of the order, pending the State Supreme Court's full review of the appeal. Oral arguments were heard in June 1997. U S WEST Communications is waiting a decision by the State Supreme Court.

Form  10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Effective May 1, 1996, U S WEST Communications began collecting revenues subject to refund. The cumulative amount of revenues collected subject to refund as of June 30, 1997, including interest, is approximately $135.

In another proceeding, the Utah Supreme Court remanded a Utah Public Service Commission ("PSC") order to the PSC for hearing, thereby establishing two exceptions to the rule against retroactive ratemaking: 1) unforeseen and extraordinary events, and 2) misconduct. The PSC's initial order denied a refund request from interexchange carriers and other parties related to the Tax Reform Act of 1986. The potential exposure, including interest, at June 30, 1997, is approximately $160.

The Communications Group has accrued $113 at June 30, 1997, which represents its estimated liability for state regulatory proceedings. It is possible that the ultimate liability could exceed the recorded liability by an amount up to $300. The Communications Group continues to monitor and evaluate the risks associated with its state regulatory environment, and will adjust estimates as new information becomes available.

REGULATORY  ENVIRONMENT

The    Telecommunications  Act  of  1996

The Telecommunications Act of 1996 (the "Telecommunications Act") replaces the Modification of Final Judgment, the antitrust consent decree entered into in 1984 in connection with the divestiture by AT&T of its local telephone business and the formation of U S WEST and the other Regional Bell Operating Companies ("RBOCs"). The Telecommunications Act permits local telephone companies, long-distance carriers and cable television companies to enter each others' lines of business. Among other things, the RBOCs will be permitted to provide interLATA long-distance services by opening their local networks to facilities-based competition and satisfying a detailed list of requirements, including providing interconnection and number portability. The Telecommunications Act also reaffirms the concept of universal service and directs the FCC and state regulators to determine universal service funding policy. The FCC and state regulators have been given the responsibility to interpret and oversee implementation of large portions of the Telecommunications Act.

On August 8, 1996, the FCC issued an order (the "FCC Order") establishing a framework of minimum national rules that would enable the states and the FCC to begin implementing the local competition provisions of the Telecommunications Act. Among other things, the FCC Order established rigid costing and pricing rules which, from U S WEST's perspective, significantly impede negotiations with new entrants to the local exchange market, state public utility commission ("PUC") interconnection rulemakings, and interconnection arbitration proceedings.

<page
Form  10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

On July 18, 1997, the Eighth Circuit Court of Appeals ("Eighth Circuit") vacated significant portions of the FCC Order. Most significantly, the Eighth Circuit ruled that jurisdiction over local interconnection prices rests with the states, not the FCC. The effect of the Eighth Circuit's decision is to have interconnection and network unbundled element pricing be resolved through negotiations or state PUC arbitration proceedings. Some of the FCC's unbundling rules, as well as its "pick and choose" provision, were also vacated by the Eighth Circuit Court.

On May 7, 1997, the FCC announced three decisions that will establish rules to implement the Universal Service provision of the Telecommunications Act of 1996 (the "Universal Service Order"), as well as rules to restructure the access charge system (the "Access Reform Order") and the FCC's current price cap plan (the "Price Cap Order").

UNIVERSAL  SERVICE

Under the Universal Service Order, all providers of interstate telecommunications services will contribute to universal service funding, which will be based on retail telecommunications revenues. The Universal Service Order deferred defining a new explicit mechanism to support high-cost service in areas served by non-rural telephone companies such as U S WEST Communications until January 1, 1999. Until the explicit mechanism is put in place, the existing universal service support mechanisms were left intact, except to the extent modified by the FCC's Access Reform and Price Cap Orders discussed below.

The FCC's Universal Service Order also includes the establishment of two separate funds to help connect eligible schools and libraries, and rural health care providers, to the global telecommunications network. These funds are capped at $2.25 billion and $400, respectively.

On July 17, 1997, U S WEST filed a petition with the FCC for reconsideration and clarification of certain issues in the Universal Service Order. Among other things, the Company requested the FCC to reconsider: 1) establishing a national fund to ensure high-cost support is sufficient, and 2) assessing contributions as explicit end-user surcharges. Appeals of the Universal Service Order have been filed by various other companies.

Form  10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

FEDERAL  ACCESS  REFORM

The FCC has ordered a substantial restructuring of interstate access pricing. A significant portion of the pricing that has been charged using minutes-of-use pricing will now be charged using a combination of minutes-of-use rates, presubscribed interexchange carrier charges ("PICCs") and subscriber line charges ("SLCs"). Although an increase in the SLC to multi-line business users occurred on July 1, 1997, the bulk of the mandated pricing changes will occur on January 1, 1998. Additional mandated pricing changes will also occur on January 1, 1998 through 2001. The net effect of these changes will be to decrease minutes-of-use charges by over 60 percent and inrease flat-rate charges (i.e. PICCs and SLCs). The Access Reform Order generally removes non-traffic sensitive costs from minutes-of-use access charges. The FCC concluded these non-traffic sensitive costs should be generally recovered through flat-rate charges against interexchange carriers, multi-line business users and additional residential lines. The Access Reform Order also continued in place the current rules by which incumbent local exchange carriers ("LECs") may not assess interstate access charges on information service providers and purchasers of unbundled network elements. The FCC will separately address issues surrounding information service providers' usage of the public switched network in a related notice of inquiry. The impacts of access reform will occur over a number of years and cannot be evaluated until the FCC resolves all remaining issues. Generally, however, the Access Reform Order will reduce the revenues the Company derives from interstate access charges. Competition from new entrant LECs will also affect the Company's access revenues.

U S WEST has appealed the Access Reform Order. U S WEST's primary challenge is that the FCC acted unlawfully by exempting purchasers of unbundled network elements from payment of interstate access charges.

PRICE  CAP  ORDER

The FCC's Price Cap Order requires LECs that are subject to price cap regulation to increase their price cap index productivity factor to 6.5 percent. The order eliminates the lower productivity factor options (i.e.,
4.0 percent and 4.7 percent) that required sharing of earnings above a specified level and will require LECs to set their 1997 price cap index assuming that the 6.5 percent factor had been in effect at the time of the 1996 tariff filing.

Under the FCC's previous price cap plan, U S WEST Communications had elected the lowest productivity factor, 4.0 percent, in its 1996 annual interstate tariff filing. As a result, U S WEST Communications remained subject to the sharing requirements for the first half of 1997. In May 1997, U S WEST Communications requested a waiver of the price cap sharing rules for the first half of 1997. On June 26, 1997, the FCC granted the waiver, resulting in U S WEST Communications making a one-time exogenous cost adjustment of $22. The adjustment is reflected in the 1997 second-quarter interstate access revenues results (See "Operating Revenues"). The $22 adjustment was reflected in lower interstate access rates over twelve months beginning July 1, 1997.

Form  10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

As mandated by the Price Cap Order, the price cap index in U S WEST Communications' 1997 interstate access tariff filing was established assuming that the 6.5 percent productivity factor had been in effect at the time of the 1996 tariff filing. The access rate reductions have an on-going revenue impact of approximately $165 which will be reflected through lower interstate rates over twelve months beginning July 1, 1997.

On June 23, 1997, U S WEST petitioned the Tenth Circuit Court of Appeals ("Tenth Circuit") for a review of the Access Reform Order and Price Cap Order.
 Among other things, the petition requested the Tenth Circuit to review the use of a 6.5 percent productivity factor and the retroactive application of the 6.5 percent productivity factor to July 1, 1996 when determining the price cap index for the 1997 price cap filing. Through the federal court, multi-district litigation forum selection process, the Access Reform Order will be reviewed by the Eighth Circuit. The Tenth Circuit has now transferred review of the Price Cap Order to the District of Columbia Court of Appeals.

Form  10-Q  -  Part  I

COMBINED  STATEMENTS  OF OPERATIONS                       U S WEST MEDIA GROUP
(Unaudited)





                                                  Three       Three       Six         Six
                                                  Months      Months      Months      Months
                                                  Ended       Ended       Ended       Ended
                                                  June 30,    June 30,    June 30,    June 30,
Dollars in millions (except per share amounts)         1997        1996        1997        1996
Sales and other revenues:
   Cable and telecommunications                   $     589   $      59   $   1,145   $     116
   Wireless communications                              363         290         698         554
   Directory and information services                   319         304         628         592
   Other                                                  6           5          13           9
                                                  ----------  ----------  ----------  ----------
      Total sales and other revenues                  1,277         658       2,484       1,271

Operating expenses:
   Cost of sales and other revenues                     430         206         836         405
   Selling, general and administrative expenses         360         238         680         456
   Depreciation and amortization                        300          70         603         137
                                                  ----------  ----------  ----------  ----------
      Total operating expenses                        1,090         514       2,119         998
                                                  ----------  ----------  ----------  ----------

Income from operations                                  187         144         365         273

Interest expense                                        166          26         341          50
Equity losses in unconsolidated ventures                153          77         318         143
Gains on sales of investments                            44           -          95           -
Guaranteed minority interest expense                     22          12          44          24
Other expense - net                                       5          27           9          34
                                                  ----------  ----------  ----------  ----------

Income (loss) before income taxes and
    extraordinary item                                 (115)          2        (252)         22
Provision (benefit) for income taxes                    (18)         13         (46)         30
                                                  ----------  ----------  ----------  ----------
Loss before extraordinary item                          (97)        (11)       (206)         (8)
Extraordinary item:
    Early extinguishment of debt, net of tax              3           -           3           -
                                                  ----------  ----------  ----------  ----------
NET LOSS                                          $     (94)  $     (11)  $    (203)  $      (8)
                                                  ==========  ==========  ==========  ==========

Dividends on preferred stock                             12           1          25           2
                                                  ----------  ----------  ----------  ----------

LOSS AVAILABLE FOR
    COMMON STOCK                                  $    (106)  $     (12)  $    (228)  $     (10)
                                                  ==========  ==========  ==========  ==========

LOSS PER COMMON SHARE                             $   (0.17)  $   (0.03)  $   (0.38)  $   (0.02)
                                                  ==========  ==========  ==========  ==========

AVERAGE COMMON SHARES
    OUTSTANDING (thousands)                         606,446     473,593     606,486     473,298


See  Notes  to  Combined  Financial  Statements.

Form  10-Q  -  Part  I


 COMBINED  BALANCE  SHEETS                                            U S WEST
MEDIA  GROUP
(Unaudited)





                                           June 30,   December 31,
Dollars in millions                             1997           1996

ASSETS

Current assets:
     Cash and cash equivalents             $     155  $         121
     Accounts and notes receivable - net         514            508
     Deferred directory costs                    252            259
     Receivable from Communications Group         96             92
     Marketable securities                         -             58
     Other                                       107            101
                                           ---------  -------------

Total current assets                           1,124          1,139
                                           ---------  -------------

Gross property, plant and equipment            5,759          5,111
Accumulated depreciation                       1,178            836
                                           ---------  -------------

Property, plant and equipment - net            4,581          4,275

Investment in Time Warner Entertainment        2,483          2,477
Net investment in international ventures       1,322          1,548
Intangible assets - net                       12,461         12,595
Net investment in assets held for sale           416            409
Other assets                                   1,340          1,618
                                           ---------  -------------

Total assets                               $  23,727  $      24,061
                                           =========  =============




See  Notes  to  Combined  Financial  Statements.


Form  10-Q  -  Part  I


COMBINED  BALANCE  SHEETS                                             U S WEST
MEDIA  GROUP
(Unaudited),  Continued





                                                    June 30,   December 31,
Dollars in millions                                      1997           1996

LIABILITIES AND EQUITY

Current liabilities:
     Short-term debt                                $   1,277  $         217
     Due to Continental Cablevision shareowners             -          1,150
     Accounts payable                                     320            425
     Deferred revenue and customer deposits               127            129
     Other                                                925            795
                                                    ---------  -------------

Total current liabilities                               2,649          2,716
                                                    ---------  -------------


Long-term debt                                          8,516          8,636
Deferred income taxes                                   3,577          3,600
Deferred credits and other                                389            346

Company-obligated mandatorily redeemable preferred
   securities of subsidiary trust holding solely
    Company-guaranteed debentures                       1,080          1,080
Preferred stock subject to mandatory redemption           100             51

Media Group equity                                      7,416          7,632
                                                    ---------  -------------

Total liabilities and equity                        $  23,727  $      24,061
                                                    =========  =============




See  Notes  to  Combined  Financial  Statements.

Form  10-Q  -  Part  I


 COMBINED  STATEMENTS  OF  CASH  FLOWS                    U S WEST MEDIA GROUP
(Unaudited)
Dollars  in  millions





Six Months Ended June 30,                                  1997    1996

OPERATING ACTIVITIES
   Net loss                                             $  (203)  $  (8)
   Adjustments to net loss:
      Depreciation and amortization                         603     137
      Equity losses in unconsolidated ventures              318     143
      Gains on sales of investments                         (95)      -
      Deferred income taxes                                 (69)    (47)
      Provision for uncollectibles                           44      30
   Changes in operating assets and liabilities:
      Accounts and notes receivable                         (30)    (48)
      Deferred directory costs and other                    (34)    (10)
      Accounts payable and accrued liabilities               51     (11)
   Other adjustments - net                                   (9)     16
                                                        --------  ------
   Cash provided by operating activities                    576     202
                                                        --------  ------
INVESTING ACTIVITIES
   Expenditures for property, plant and equipment          (717)   (243)
   Payment to Continental Cablevision shareowners        (1,150)      -
   Investment in international ventures                     (44)   (139)
   Proceeds from sale of Time Warner, Inc. shares           220       -
   Proceeds from sales of investments                       355       -
   Cash from net investment in assets held for sale          50      93
   Other - net                                             (141)    (74)
                                                        --------  ------
   Cash (used for) investing activities                  (1,427)   (363)
                                                        --------  ------
FINANCING ACTIVITIES
   Proceeds from (repayments of) short-term debt - net   (3,052)     80
   Proceeds from issuance of long-term debt               4,110     330
   Repayments of long-term debt                            (108)   (223)
   Dividends paid on preferred stock                        (23)     (2)
   Proceeds from issuance of common stock                    11      28
   Purchases of treasury stock                              (53)      -
                                                        --------  ------
   Cash provided by financing activities                    885     213
                                                        --------  ------
CASH AND CASH EQUIVALENTS
   Increase                                                  34      52
   Beginning balance                                        121      20
                                                        --------  ------
   Ending balance                                       $   155   $  72
                                                        ========  ======


See  Notes  to  Combined  Financial  Statements.

Form  10-Q  -  Part  I

                             U S WEST MEDIA GROUP
                    NOTES TO COMBINED FINANCIAL STATEMENTS
          For the Three and Six Months Ended June 30, 1997 and 1996
                            (Dollars in millions)
                                 (Unaudited)

A.      Summary  of  Significant  Accounting  Policies

Basis of Presentation. The Combined Financial Statements have been prepared by U S WEST, Inc. ("U S WEST" or the "Company") pursuant to the interim reporting rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally accompanying financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of U S WEST's management, the Combined Financial Statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial information set forth therein. It is suggested that these Combined Financial Statements be read in conjunction with the 1996 U S WEST Consolidated Financial Statements, the U S WEST Media Group Combined Financial Statements and the U S WEST Communications Group Combined Financial Statements and notes thereto included in U S WEST's proxy statement mailed to all shareowners on April 7, 1997.

Certain reclassifications within the Combined Financial Statements have been made to conform to the current year presentation.

Financial Instruments. Synthetic instrument accounting is used for interest rate swaps and interest rate caps if the index, maturity, and amount of the instrument match the terms of the underlying debt. Net interest accrued is recognized over the life of the instruments as an adjustment to interest expense and is a component of cash provided by operating activities. Any gain or loss on the termination of an instrument, which qualifies for synthetic instrument accounting, would be deferred and amortized over the remaining life of the original instrument.

Hedge accounting is used for foreign currency forward and zero-cost combination contracts which qualify for and are designated as hedges of firm equity investment commitments and for options and forward contracts which qualify as hedges of future debt issues. To qualify for hedge accounting, the contracts must have a high inverse correlation to the exposure being hedged, and reduce the risk or volatility associated with changes in foreign exchange or interest rates. Qualified contracts are carried at market value with gains and losses recorded in equity until sale of the investment or are associated with the related debt and amortized as yield adjustments. Any gain or loss on the termination of a contract, which qualifies for hedge accounting,. would be deferred and accounted for with the related transaction.

Form  10-Q  -  Part  I

                             U S WEST MEDIA GROUP
                    NOTES TO COMBINED FINANCIAL STATEMENTS
                            (Dollars in millions)
                                 (Unaudited)

A.      Summary  of  Significant  Accounting  Policies  (continued)

Market value accounting is used for derivative contracts which do not qualify for synthetic instrument or hedge accounting. Market value accounting is also used for foreign exchange contracts designated as hedges of foreign denominated receivables and payables. These contracts are carried at market value in other assets or liabilities with gains and losses recorded as other income (expense). U S WEST does not use derivative financial instruments for trading purposes.

New Accounting Standards. In fourth-quarter 1997, U S WEST will adopt Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." This standard specifies new computation, presentation and disclosure requirements for earnings per share. Among other things, SFAS No. 128 requires presentation of basic and diluted earnings per share on the face of the income statement. Adoption of the new standard is not expected to have a material impact on Media Group earnings per share.

In 1998, U S WEST will adopt SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 requires that the components of and the total amount for comprehensive income be displayed in the financial statements. Comprehensive income includes net income and all changes in equity during a period that arise from nonowner sources, such as foreign currency items and unrealized gains and losses on certain investments in equity securities. Among other things, SFAS No. 131 requires detailed operating segment information of an enterprise on an annual and interim period basis. The effects of adopting both SFAS No. 130 and 131 are being evaluated.

B.    AirTouch  Transaction

During 1994, U S WEST entered into a definitive agreement with AirTouch Communications, Inc. ("AirTouch") to combine their domestic cellular properties into a partnership in a multi-phased transaction (the "AirTouch Joint Venture"). During Phase I, which commenced on November 1, 1995, the cellular properties are owned separately. A wireless management company has been formed and is providing services to both companies, as requested, on a contract basis.

In February 1997, the King County Superior Court in Washington state ruled that a subsidiary of Media Group violated the terms of its partnership agreement with its minority partners in the Seattle cellular partnership by entering into the AirTouch Joint Venture. The Company currently is complying with the Court's order which requires the Company to issue a right of first refusal to the minority partners with respect to the subsidiary's limited partnership interest. The Court has also authorized the limited partners to take legally appropriate steps by August 15, 1997, to secure

Form  10-Q  -  Part  I

                             U S WEST MEDIA GROUP
                    NOTES TO COMBINED FINANCIAL STATEMENTS
                            (Dollars in millions)
                                 (Unaudited)

B.    AirTouch  Transaction  (continued)

unanimous agreement for a substitute for the Company as the general partner. The Company retains its right to appeal unfavorable rulings before transferring any partnership interest in the Seattle cellular partnership. Similar litigation has been filed in other jurisdictions regarding other cellular partnerships by the same minority partner that brought the Seattle litigation. The Company is also seeking declaratory relief from the Delaware Chancery Court. The Company believes it will ultimately be successful in all litigation asserting that the Company's entering into the AirTouch Joint Venture violated its partnership agreements with its minority partners.

In May 1997, Media Group and AirTouch entered into a definitive agreement to merge Media Group's domestic cellular business and its interest in PrimeCo Personal Communications ("PrimeCo") into AirTouch (the "AirTouch Merger"). Completing the AirTouch Merger, on a tax-free basis depended among other things, upon the final status of the "Morris Trust" provision of the recent tax legislation. Since the enacted legislation eliminated the "Morris Trust" provision and did not provide transitional relief for the AirTouch Merger, the Company will continue with the original AirTouch Joint Venture transaction.

Media Group and AirTouch have agreed not to proceed to Phase II of the AirTouch Joint Venture before May 5, 1998. In Phase II of the AirTouch Joint Venture, the partners will combine those domestic properties for which authorizations and partnership approvals have been obtained. Media Group has the right under Phase III of the AirTouch Joint Venture agreement to convert its joint venture interest into AirTouch stock.

C.    Dex  Transfer

In May 1997, U S WEST announced its intention to transfer its domestic directory business from the Media Group to the Communications Group (the "Dex Transfer"). Under the terms of the Dex Transfer, $3.9 billion of U S WEST debt will be reallocated from the Media Group to the Communications Group and the Communications Group will issue shares of Communications Group common stock to Media Group shareowners totaling $850. Contingent upon receiving favorable federal income tax treatment, the Company intends to pursue the Dex Transfer.

D.    Asset  Sales  and  Restructurings

Marketable Securities and Investments. During the second quarter of 1997, Media Group sold an additional 2 million shares of Teleport Communications Group, Inc. ("TCG") for proceeds of $58, bringing the total number of TCG shares sold in 1997 to 6,075,000 for total proceeds of $178. In connection with the November 15, 1996 merger of Continental Cablevision, Inc. into a wholly owned subsidiary of U S WEST (the "Continental Merger"), Media Group is required by a consent decree with the United States Department of Justice to dispose of its interest in TCG by

Form  10-Q  -  Part  I

                             U S WEST MEDIA GROUP
                    NOTES TO COMBINED FINANCIAL STATEMENTS
                            (Dollars in millions)
                                 (Unaudited)

D.    Asset  Sales  and  Restructurings  (continued)

December 31, 1998. The share sales have reduced Media Group's interest in TCG from 11 percent at December 31, 1996, to approximately 7 percent at June 30, 1997. Also during the second quarter of 1997, Media Group sold its shares of Time Warner, Inc., acquired in the Continental Merger, for proceeds of $220 and a pretax gain of $44.

During the first quarter of 1997, Media Group reached a settlement to transfer its investment in Optus Vision, an Australian cable and telecommunications venture acquired in the Continental Merger, to Optus Communications Pty Ltd, an Australian telecommunications carrier. Upon satisfaction of various pre-conditions, Media Group will receive convertible notes which can be converted to shares of Optus Communications upon public offering of its shares. The settlement released the Company from litigation and future claims.

Each of the partners of PRIMESTAR Partners L.P., including Media Group, have entered into an agreement whereby each Partner's direct broadcast satellite customers and certain assets will be contributed to a newly formed company, PRIMESTAR, Inc. In exchange, each Partner, including Media Group, will receive a combination of cash and stock in PRIMESTAR, Inc. The transaction is subject to various approvals and is expected to close in early 1998. In a related transaction, an agreement has been entered into whereby the satellite assets controlled by News Corp. and its partner MCI Communications Corporation will be purchased by PRIMESTAR, Inc. in exchange for nonvoting convertible securities. The transaction is subject to regulatory and other approvals.

Cable Systems. As a result of the Continental Merger, Media Group must dispose of its wholly owned cable systems located within the telephone service areas of U S WEST Communications, Inc. Media Group has reached definitive agreements to sell its cable systems in Minnesota and Idaho. The Minnesota systems are being sold for proceeds of approximately $600 and serve 290,000 subscribers. The Idaho systems are being sold for approximately $26 and serve 16,000 subscribers. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," Media Group has stopped depreciation and amortization related to these assets.
 In each case, the sale proceeds approximate the carrying value of the cable systems. These systems contributed $6 and $7 in operating income during the three- and six-month periods ended June 30, 1997, respectively. The cable system sales are subject to federal and local regulatory approvals, including the transfer of franchises, and are expected to close in early 1998.

Form  10-Q  -  Part  I

                             U S WEST MEDIA GROUP
                    NOTES TO COMBINED FINANCIAL STATEMENTS
               (Dollars in millions, except per share amounts)
                                 (Unaudited)

D.    Asset  Sales  and  Restructurings  (continued)

International Directories. On June 4, 1997, Media Group sold Thomson Directories, its directory operation in the United Kingdom, for $121. Also, in July 1997, Media Group entered into an agreement to sell U S WEST Polska, its directory operation in Poland. The sale is awaiting approval from Poland's Office of Competition and Consumer Protection. These transactions will result in the disposition of Media Group's wholly owned international directory operations.

E.    Series  E  Preferred  Stock  Subject  to  Mandatory  Redemption

On  June  30,  1997,  Media  Group  acquired  cable  systems  serving  40,000 subscribers in the state of Michigan for cash of $25 and 994,082 shares of nonvoting, Series E Convertible Preferred Stock (the "Preferred Stock") issued by U S WEST. Dividends are payable quarterly at the annual rate of 6.34 percent. The Preferred Stock is recorded at the market value of $50.00 per share at June 30, 1997, which is equal to its liquidation value. Upon redemption, the preferred stockholders may elect to receive cash or convert their Preferred Stock into Media Group common stock. Cash redemption is equal to the Preferred Stock's liquidation value of $50.00 per share, plus accrued dividends. The number of shares of Media Group common stock to be received upon conversion is $47.50 per share divided by the then current market price of Media Group common stock. The conversion rate is subject to adjustment by U S WEST under certain circumstances.

The Preferred Stock is redeemable as follows: (a) U S WEST may call for redemption all or any part of the Preferred Stock beginning on June 30, 2002;
(b) on a yearly basis beginning August 1, 2007, and continuing through August 1, 2016, U S WEST will redeem 49,704 shares of Preferred Stock, and on June 30, 2017, all of the remaining outstanding shares of Preferred Stock; or (c) all of the outstanding Preferred Stock shall be redeemed upon the occurrence of certain events, including the dissolution or sale of Media Group.

The Preferred Stock ranks senior to all classes of U S WEST common stock, is subordinated to any senior debt and ranks on equal terms with all other preferred securities.

F.    Subsequent  Events

In July 1997, Media Group entered into an agreement to purchase up to the remaining 50 percent of Fintelco, S.A., ("Fintelco"), a cable and telecommunications venture with approximately 660,000 cable subscribers located in Argentina. This additional interest could bring Media Group's ownership in Fintelco up to 100 percent. Closing is contingent upon various regulatory approvals, which are expected during the third quarter of 1997.

Form  10-Q  -  Part  I

                             U S WEST MEDIA GROUP
                    NOTES TO COMBINED FINANCIAL STATEMENTS
                            (Dollars in millions)
                                 (Unaudited)

F.    Subsequent  Events  (continued)

On August 6, 1997, Media Group announced it will relocate the corporate offices of its domestic cable operations, MediaOne, Inc., from Boston to Denver. Approximately 150 employees will be asked to relocate to Denver. The move is designed to improve operations through better alignment and focus, and will occur in phases between September 1997 and June 1998. In addition, several changes in the senior management of MediaOne were announced. The Media Group anticipates incurring a pretax charge of approximately $30 in third-quarter 1997 for costs related to the move and management changes.

G.    Net  Investment  in  Assets  Held  for  Sale

The capital assets segment is being accounted for in accordance with Staff Accounting Bulletin No. 93, issued by the SEC, which requires discontinued
operations not disposed of within one year of the measurement date to be accounted for prospectively in continuing operations as "net investment in assets held for sale." The net realizable value of the assets is being evaluated on an ongoing basis with adjustments to the existing reserve, if any, being charged to continuing operations. No such adjustment has been required. Prior to January 1, 1995, the entire capital assets segment was accounted for as discontinued operations in accordance with Accounting Principles Board Opinion No. 30.

Form  10-Q  -  Part  I

                             U S WEST MEDIA GROUP
                    NOTES TO COMBINED FINANCIAL STATEMENTS
                            (Dollars in millions)
                                 (Unaudited)

G.    Net  Investment  in  Assets  Held  for  Sale  (continued)

The  components  of  net  investment  in  assets  held  for  sale  follow:





                                                        June 30,   December 31,
Dollars in millions                                          1997           1996
ASSETS
Cash and cash equivalents                               $      22  $          21
Finance receivables - net                                     820            869
Investment in real estate - net of valuation allowance        184            182
Bonds, at market value                                        145            146
Investment in FSA                                             339            326
Other assets                                                  173            165
                                                        ---------  -------------

Total assets                                            $   1,683  $       1,709
                                                        =========  =============

LIABILITIES
Debt                                                    $     442  $         481
Deferred income taxes                                         681            671
Accounts payable, accrued liabilities and other               133            137
Minority interests                                             11             11
                                                        ---------  -------------

Total liabilities                                           1,267          1,300
                                                        ---------  -------------

  Net investment in assets held for sale                $     416  $         409
                                                        =========  =============


Building sales and operating revenues of the capital assets segment were $21 and $78 for the three- and six-month periods ended June 30, 1997, respectively, and $21 and $51 for the three- and six-month periods ended June 30, 1996, respectively.

Revenues of U S WEST Financial Services, Inc., a member of the capital assets segment, were $6 and $11 for the three- and six-month periods ended June 30, 1997, respectively, and $7 and $14 for the three- and six-month periods ended June 30, 1996, respectively. Selected financial data for U S WEST Financial Services follows:





                         June 30,   December 31,
                              1997           1996
Net finance receivables  $     861  $         859
Total assets                 1,066          1,058
Total debt                     246            236
Total liabilities              996            998
Equity                          70             60

Form  10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions)

The following discussion is based on the U S WEST Media Group Combined Financial Statements prepared in accordance with GAAP. The discussion should be read in conjunction with the U S WEST, Inc. Consolidated Financial Statements. Pro forma discussions give effect to the Continental Merger as though it had occurred as of January 1, 1996. A discussion of the Media Group's operations on a proportionate basis follows the GAAP discussion.

RESULTS OF OPERATIONS - THREE AND SIX MONTHS ENDED JUNE 30, 1997 COMPARED WITH 1996

Sales  and  Other  Revenues





                                                                          Pro forma
                                                    Percent   Pro forma   Percent
Three Months Ended June 30,            1997   1996  Change          1996  Change

Cable and telecommunications:
     Domestic                        $  585  $  59        -   $      533        9.8
     International                        4      -        -            -          -
                                     ------  -----  --------  ----------  ----------
                                        589     59        -          533       10.5
Wireless communications:
     Domestic:
        Cellular service                327    267     22.5          267       22.5
        Cellular equipment               36     23     56.5           23       56.5
                                     ------  -----  --------  ----------  ----------
                                        363    290     25.2          290       25.2
Directory and information services:
     Domestic                           296    279      6.1          279        6.1
     International                       23     25     (8.0)          25       (8.0)
                                     ------  -----  --------  ----------  ----------
                                        319    304      4.9          304        4.9
Other                                     6      5     20.0            5       20.0
                                     ------  -----  --------  ----------  ----------
Sales and other revenues             $1,277  $ 658     94.1   $    1,132       12.8
                                     ======  =====  ========  ==========  ==========








                                                                          Pro forma
                                                     Percent  Pro forma   Percent
Six Months Ended June 30,              1997    1996  Change         1996  Change

Cable and telecommunications:
     Domestic                        $1,137  $  116        -  $    1,052        8.1
     International                        8       -        -           -          -
                                     ------  ------  -------  ----------  ---------
                                      1,145     116        -       1,052        8.8
Wireless communications:
     Domestic:
        Cellular service                630     506     24.5         506       24.5
        Cellular equipment               68      48     41.7          48       41.7
                                     ------  ------  -------  ----------  ---------
                                        698     554     26.0         554       26.0
Directory and information services:
     Domestic                           583     550      6.0         550        6.0
     International                       45      42      7.1          42        7.1
                                     ------  ------  -------  ----------  ---------
                                        628     592      6.1         592        6.1
Other                                    13       9     44.4           9       44.4
                                     ------  ------  -------  ----------  ---------
Sales and other revenues             $2,484  $1,271     95.4  $    2,207       12.6
                                     ======  ======  =======  ==========  =========

Form  10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Media  Group  sales  and other revenues increased 94.1 percent, to $1,277, and
95.4 percent, to $2,484, for the three- and six-month periods ended June 30, 1997, respectively. On a pro forma basis, Media Group sales and other revenues increased 12.8 percent and 12.6 percent, for the three- and six-month periods ended June 30, 1997, respectively. The increases were primarily a result of growth in cellular service revenue and domestic cable and telecommunications revenue.

Cable  and  Telecommunications    On  a  pro  forma  basis,  cable  and
telecommunications revenue increased 9.8 percent, to $585, and 8.1 percent, to $1,137, for the three- and six-month periods ended June 30, 1997, respectively. The increases resulted primarily from price increases of approximately 6 to 8 percent, the addition of new channels and basic subscriber increases of 1.8 percent, on a same property basis. Increases in pay-per-view and direct broadcast satellite ("DBS") service revenues also contributed to the increase in revenue. DBS service revenues increased primarily as a result of a 53.4 percent increase in DBS customers in 1997 compared with 1996.

Results for 1997 international cable and telecommunications revenues reflect the consolidation of Kabel Plus a.s. ("Kabel Plus"), Media Group's cable operation in the Czech Republic, effective the third quarter of 1996.

Wireless Communications Cellular service revenues increased 22.5 percent, to $327, and 24.5 percent, to $630, for the three- and six-month periods ended June 30, 1997, respectively. These increases are a result of a 33 percent increase in subscribers during the last twelve months, partially offset by an
8.8 percent drop in average revenue per subscriber to $48.00 per month. The increase in subscribers relates to continued growth in demand for wireless services.

Cellular equipment revenues increased 56.5 percent, to $36, and 41.7 percent, to $68, for the three- and six-month periods ended June 30, 1997, respectively. These increases are primarily a result of an increase in unit sales associated with a 68 percent increase in gross customer additions in the first six months of 1997, partially offset by a decrease in selling price per unit.

In May 1997, Media Group and AirTouch entered into a definitive agreement to merge Media Group's domestic cellular business and its interest in PrimeCo into AirTouch. Completing the AirTouch Merger, on a tax-free basis depended among other things, upon the final status of the "Morris Trust" provision of the tax legislation. Since the enacted legislation eliminated the "Morris Trust" provision and did not provide transitional relief for the AirTouch Merger, the Company will continue with the original AirTouch Joint Venture transaction. See Note B - AirTouch Transaction - to the U S WEST Media Group Combined Financial Statements.

Directory and Information Services Revenues related to Yellow Pages directory advertising represent 98 percent of domestic directory and information services. Yellow Pages directory advertising revenues increased 6.6 percent, to $291, and 6.9 percent, to $575, during the three-

Form  10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

and six-month periods ended June 30, 1997, respectively. The increases are largely a result of a 7.4 percent increase in revenue per local advertiser primarily resulting from price increases of 4.6percent and an increase in volume and complexity of advertisements sold. These increases are offset by decreased revenue associated with exited product lines which were nonstrategic to the directory business. Revenues related to interactive and other services comprise the remaining domestic directory and information services revenues and totaled $5 and $8 for the three- and six-month periods ended June 30, 1997, respectively.

In May 1997, U S WEST announced its intention to transfer its domestic directory business from the Media Group to the Communications Group. See Note C - Dex Transfer - to the U S WEST Media Group Combined Financial Statements.

On June 4, 1997, Media Group sold Thomson Directories, its directory operation in the United Kingdom, for $121. Also, in July 1997, Media Group entered into an agreement to sell U S WEST Polska, its directory operation in Poland. The sale is awaiting approval from Poland's Office of Competition and Consumer Protection. These transactions will result in the disposition of Media Group's wholly owned international directory operations.

Operating  Income  (Loss)





                                                                             Pro forma
                                                      Percent   Pro forma    Percent
Three Months Ended June 30,            1997    1996   Change          1996   Change

Cable and telecommunications:
     Domestic                         $   -   $   4         -   $       (5)          -
     International                       (3)      -         -            -           -
                                      ------  ------  --------  -----------  ----------
                                         (3)      4         -           (5)      (40.0)
Wireless communications:
    Domestic                            100      59      69.5           59        69.5
    International                        (6)      -         -            -           -
                                      ------  ------  --------  -----------  ----------
                                         94      59      59.3           59        59.3
Directory and information services:
    Domestic                            132     115      14.8          115        14.8
    International                        (2)     (3)    (33.3)          (3)      (33.3)
                                      ------  ------  --------  -----------  ----------
                                        130     112      16.1          112        16.1
Other (see Note 1)                      (34)    (31)      9.7          (31)        9.7
                                      ------  ------  --------  -----------  ----------

Operating income                      $ 187   $ 144      29.9   $      135        38.5
                                      ======  ======  ========  ===========  ==========

Form  10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Operating  Income  (Loss)  (continued)





                                                                            Pro forma
                                                     Percent   Pro forma    Percent
Six Months Ended June 30,             1997    1996   Change          1996   Change

Cable and telecommunications:
     Domestic                        $ (19)  $   8         -   $      (18)        5.6
     International                      (7)      -         -            -           -
                                     ------  ------  --------  -----------  ----------
                                       (26)      8         -          (18)       44.4
Wireless communications:
     Domestic                          195     109      78.9          109        78.9
     International                      (9)      -         -            -           -
                                     ------  ------  --------  -----------  ----------
                                       186     109      70.6          109        70.6
Directory and information services:
    Domestic                           262     225      16.4          225        16.4
    International                       (9)    (11)    (18.2)         (11)      (18.2)
                                     ------  ------  --------  -----------  ----------
                                       253     214      18.2          214        18.2
                                     ------  ------  --------  -----------  ----------
Other (see Note 1)<F1>                 (48)    (58)    (17.2)         (58)      (17.2)
                                     ------  ------  --------  -----------  ----------

Operating income                     $ 365   $ 273      33.7   $      247        47.8
                                     ======  ======  ========  ===========  ==========

<F1>
Note  1  - Primarily includes headquarters expenses for shared services and divisional expenses  associated  with  equity  investments.


During the three- and six-month periods ended June 30, 1997, Media Group operating income increased 29.9 percent and 33.7 percent, to $187 and $365, respectively. On a pro forma basis, operating income increased 38.5 percent and 47.8 percent, for the three- and six-month periods ended June 30, 1997, respectively. The increases were primarily due to strong growth in domestic wireless communications operations.

Media Group EBITDA more than doubled in 1997, to $487 and $968, for the three- and six-month periods ended June 30, 1997, respectively, due primarily to the Continental Merger. On a pro forma basis, Media Group EBITDA increased 16.2 percent and 19.4 percent, for the three- and six-month periods ended June 30, 1997, respectively, due primarily to domestic wireless operations. The Media Group considers EBITDA an important indicator of the operational strength and performance of its businesses. EBITDA, however, should not be considered an alternative to operating or net income as an indicator of the performance of the Media Group's businesses, or as an alternative to cash flows from operating activities as a measure of liquidity, in each case determined in accordance with GAAP.

Cable  and  Telecommunications    On  a  pro  forma  basis,  cable  and
telecommunications operating loss decreased $2, to $3, and increased $8, to $26, for the three- and six-month periods ended June 30, 1997, respectively. International cable and telecommunications results contributed operating losses of $3 and $7, for the three- and six-month periods ended June 30, 1997, respectively, due to the third-quarter 1996 consolidation of Kabel Plus.

Form  10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

The domestic cable and telecommunications operating loss decreased $5 for the three-month period ended June 30, 1997, compared with 1996, on a pro forma basis. The decrease in the operating loss was a result of an $8 increase in EBITDA, to $237, offset by a $3 increase in depreciation and amortization expense. For the six-month period ended June 30, 1997, domestic cable and telecommunications operating loss was virtually unchanged compared with 1996, on a pro forma basis. The $12 increase in EBITDA, to $460, was more than offset by a $13 increase in depreciation and amortization expense. The increases in EBITDA are primarily a result of higher revenues associated with price increases of 6 to 8 percent combined with subscriber growth of 1.8 percent, on a same property basis. The revenue increases were partially offset by higher programming fees, primarily a result of rate increases and secondarily a result of subscriber growth and special events, and costs associated with changing the domestic cable brand name to "MediaOne". Media Group expects to incur additional costs related to the brand name change during the remainder of 1997, as well as for the deployment of new products and services.

On August 6, 1997, Media Group announced it will relocate the corporate offices of its domestic cable operations, MediaOne, Inc., from Boston to Denver. Approximately 150 employees will be asked to relocate to Denver. The move is designed to improve operations through better alignment and focus, and will occur in phases between September 1997 and June 1998. In addition, several changes in the senior management of MediaOne were announced. The Media Group anticipates incurring a pretax charge of approximately $30 in third-quarter 1997 for costs related to the move and management changes.

Wireless Communications Domestic wireless communications operating income increased 69.5 percent, to $100, and 78.9 percent, to $195, for the three- and six-month periods ended June 30, 1997, respectively. These increases are a result of revenue increases associated with the rapidly expanding subscriber base combined with efficiency gains. On a per subscriber basis, the 1997 decline in revenue of 8.8 percent has been more than offset by the 21.9 percent decrease in the costs to acquire and support customers. Domestic cellular EBITDA increased 51.0 percent, to $145, and 56.7 percent, to $282, for the same periods. The efficiencies have contributed to an increase in 1997 domestic cellular service EBITDA margin to 44.3 percent and 44.8 percent for the three- and six-month periods, respectively, compared with 35.8 percent and 35.5 percent in 1996.

Domestic cellular depreciation increased 25.0 percent, to $45, and 24.3 percent, to $87, respectively, for the three- and six-month periods ended June 30, 1997. These increases are largely a result of network upgrades.

International wireless communications operating losses of $6 and $9 for the three- and six-month periods ended June 30, 1997, respectively, reflects the third-quarter 1996 consolidation of Russian Telecommunications Development Corporation, a Russian venture, which holds wireless investments.

Form  10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Directory and Information Services During the three- and six-month periods ended June 30, 1997, operating income related to domestic Yellow Pages directory advertising increased 5.3 percent, to $140, and 5.7 percent, to $277, respectively. Revenue increases and cost savings associated with headcount reductions were partially offset by increased printing, paper and sales support costs. These cost increases were primarily associated with an increase in the volume and complexity of advertisements sold.

Operating losses associated with ongoing product development activities, which include development costs for internet content services, are included in domestic directory and information services operating income. Such operating losses decreased $10, to $8, and decreased $22, to $15, for the three- and six-month periods ended June 30, 1997, respectively. The reduction in these operating losses is primarily the result of discontinuing various product development activities in 1996.

EBITDA related to domestic Yellow Pages directory advertising service increased 8.8 percent, to $149, and 9.3 percent, to $295, for the three- and six-month periods ended June 30, 1997, respectively. The EBITDA margin for both the three- and six-month periods ended June 30, 1997 was 51 percent compared to 50 percent for same periods in 1996.

Other During the three-month period ended June 30, 1997, other operating loss increased $3, to $34. The increase was due primarily to a shift in the timing of billing U S WEST corporate costs to the Media Group. The increased costs were partially offset by staff reductions at international headquarters of $5.
 During the six-month period ended June 30, 1997, other operating losses decreased $10, to $48. The decrease is primarily attributable to cost savings of $11 related to international staff reductions.

Interest  Expense  and  Other





                                                                             Proforma
                                                        Percent   Proforma   Percent
Three Months Ended June 30,                1997   1996  Change         1996  Change

Interest expense                          $ 166  $  26        -   $     170      (2.4)
Equity losses in unconsolidated ventures    153     77     98.7          91      68.1
Gains on sales of investments                44      -        -           -         -
Guaranteed minority interest expense         22     12     83.3          12      83.3
Other expense - net                           5     27    (81.5)         29     (82.8)

Form  10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Interest  Expense  and  Other  (continued)





                                                                             Proforma
                                                        Percent   Proforma   Percent
Six Months Ended June 30,                  1997   1996  Change         1996  Change

Interest expense                          $ 341  $  50        -   $     340       0.3
Equity losses in unconsolidated ventures    318    143        -         166      91.6
Gains on sales of investments                95      -        -           -         -
Guaranteed minority interest expense         44     24     83.3          24      83.3
Other expense - net                           9     34    (73.5)         40     (77.5)



Interest expense increased $140 and $291 during the three- and six-month periods ended June 30, 1997, respectively, primarily as a result of the Continental Merger. U S WEST assumed Continental debt totaling $6,525 (at market value) and incurred debt of $1,150 to finance the cash portion of the Continental Merger consideration.

Equity losses increased $76 and $175 for the three- and six-month periods ended June 30, 1997, respectively, due to greater losses from international ventures and from the domestic investment in PrimeCo. The increase in international losses relates to: (1) expansion of the network and financing activities at Telewest Communications, plc ("Telewest"), (2) costs associated with the significant increase in customers and network coverage at One 2 One, and (3) the amortization of license fees related to the wireless investment in India. Domestically, PrimeCo launched service in November 1996, and losses associated with this venture have increased as a result of start-up and other costs. Media Group expects equity losses will continue to be significant as venture expansion activities continue.

During the second quarter of 1997, Media Group sold its shares of Time Warner, Inc. acquired in the Continental Merger, for proceeds of $220 and a pretax gain of $44. In addition, during the first quarter of 1997, Media Group sold its 5 percent interest in a wireless venture in France for proceeds of $82, and a pretax gain of $51.

Guaranteed minority interest expense increased $10 and $20 for the three- and six-month periods ended June 30, 1997, respectively. The increases were a result of the October 1996 issuance of Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely Company-guaranteed debentures ("Preferred Securities") totaling $480.

Other  expense  decreased  $22,  to  $5,  and  $25,  to $9, for the three- and six-month periods ended June 30, 1997, respectively. The decrease is primarily a result of a second-quarter 1996 pretax charge of $31 associated with the sale of the Media Group's cable television interests in Norway, Sweden and Hungary. This decrease was partially offset by increased foreign currency losses in the second quarter of 1997.

Form  10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share amounts), continued

Income  Tax  Provision  (Benefit)






                                               Pro forma    Pro forma
Three Months Ended June 30,      1997    1996   (Decrease)        1996    (Decrease)

Income tax provision (benefit)  $ (18)  $  13  $      (31)  $      (48)  $      (30)









                                                Pro forma    Pro forma
Six Months Ended June 30,        1997     1996   (Decrease)        1996    (Decrease)

Income tax provision (benefit)  $ (46)  $   30  $      (76)  $      (93)  $      (47)
Effective tax rate               18.3    136.4           -         28.8            -


The decrease in the effective tax rate is primarily a result of a shift from pretax earnings to pretax losses and additional goodwill amortization associated with the Continental Merger.

Net  Loss

Media Group net loss increased to $94, or $0.17 per share, for the three-month period ended June 30, 1997, and to $203, or $0.38 per share, for the six-month period ended June 30, 1997. Excluding the after tax effects of the gains on sales of investments totaling $25 ($0.04 per share) during the second quarter of 1997, and $31 ($0.05 per share) during the first quarter of 1997, Media Group net loss increased $108 and $251 for the three- and six-month periods ended June 30, 1997, respectively. The Continental Merger contributed approximately $73 of the loss during the three-month period ended June 30, 1997, and $183 during the six-month period ended June 30, 1997. The
Continental Merger resulted in significant increases in interest and depreciation and amortization charges. The remaining increase in net loss is due to greater losses from unconsolidated ventures, partially offset by an increase in earnings from domestic cellular and directories operations.

Liquidity  and  Capital  Resources

Operating  Activities

Cash provided by operating activities of the Media Group increased $374 in the first six months of 1997, compared with 1996. The Continental Merger and growth  in  operations  from the domestic cellular business contributed to the
increase.    Also  contributing  were  decreased  tax  payments  during 1997.
Partially offsetting the increase were higher financing costs resulting from greater debt levels associated with the Continental Merger.

Form  10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Investing  Activities

Media Group capital expenditures were $717 for the first six months of 1997. The majority of expenditures in 1997 were devoted to upgrading the domestic cable network and expanding the domestic cellular network. Media Group also invested $44 in international ventures during 1997, primarily capital contributions to a wireless venture in India. Other investing activities include an investment in Continental of $1,150 which represents payment of the cash portion of the Continental Merger consideration.

During 1997, Media Group received proceeds totaling $625 related to asset sales as follows: (a) $220 from the sale of Time Warner, Inc. shares acquired in the Continental Merger, (b) $178 from the sale of 6,075,000 shares of Teleport Communications Group stock, (c) $121 from the sale of Thomson Directories, (d) partial proceeds of $29 from the sale of Media Group's 5 percent interest in a wireless venture in France, (e) $50 from the capital assets segment, which is held for sale, and (f) $27 from other miscellaneous sales.

In July 1997, Media Group entered into an agreement to purchase up to the remaining 50 percent of Fintelco, a cable and telecommunications venture with approximately 660,000 cable subscribers located in Argentina. This additional interest could bring Media Group ownership in Fintelco up to 100 percent. Closing is contingent upon various regulatory approvals, which are expected during the third quarter of 1997.

Financing  Activities

Media Group debt at June 30, 1997 was $9,793, an increase of $940 compared with December 31, 1996. In 1997, Media Group incurred additional debt to finance the cash portion of the Continental Merger consideration which totaled $1,150. In January 1997, the Company issued medium- and long-term debt totaling $4.1 billion, at a weighted average rate of 7.47 percent. The proceeds were used to refinance debt incurred in conjunction with the Continental Merger.

During the second quarter of 1997, U S WEST called a 10 5/8 percent senior subordinated note, due June 15, 2002. The debt had a recorded value of $110, including a premium of $10. This extinguishment resulted in a pretax gain of $5, ($3 after tax).

On June 30, 1997, Media Group acquired cable systems serving 40,000 subscribers in the state of Michigan for cash of $25 and approximately $50 of Preferred Stock issued by U S WEST. The Preferred Stock is redeemable at U S WEST's option starting five years from the acquisition date, or upon dissolution of Media Group. The stockholders have the right to elect cash upon redemption, or to convert their Preferred Stock into Media Group common stock. (See Note E - Series E Preferred Stock Subject to Mandatory Redemption
-  to  the  U  S  WEST  Media  Group  Combined  Financial  Statements.)

Form  10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

On July 30, 1997, U S WEST announced that it will call its Liquid Yield Option Notes effective August 29, 1997. At June 30, 1997, the notes had a carrying value of $265.

Excluding debt associated with the capital assets segment, the Media Group's percentage of debt to total capital at June 30, 1997, was 53.3 percent compared with 50.3 percent at December 31, 1996. Including debt associated with the capital assets segment, Preferred Securities and mandatorily redeemable preferred stock, the Media Group's percentage of debt to total capital was 60.6 percent at June 30, 1997, compared with 57.8 percent at December 31, 1996. The percentage of debt to total capital has increased as a result of higher debt associated with the Continental Merger.

Under the terms of the Dex Transfer, $3.9 billion of U S WEST debt will be reallocated from the Media Group to the Communications Group and the Communications Group will issue shares of Communications Group common stock to Media Group shareowners totaling $850. Contingent upon receiving favorable federal income tax treatment, the Company intends to pursue the Dex Transfer.

Due to the significant capital requirements associated with the domestic cable upgrade, Media Group expects that cash from operations will not be adequate to fund expected cash requirements in the next several years. Additional financing will come primarily from new debt.

Media Group from time to time engages in preliminary discussions regarding restructurings, dispositions and other similar transactions. Any such transaction may include, among other things, the transfer of certain assets, businesses or interests, or the incurrence or assumption of indebtedness, and could be material to the financial condition and results of operations of U S WEST and Media Group. There is no assurance that any such discussions will result in the consummation of any such transaction.

Form  10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Selected  Proportionate  Data

The following table and discussion is not required by GAAP or intended to replace the Combined Financial Statements prepared in accordance with GAAP. It is presented supplementally because the Media Group believes that proportionate financial and operating data facilitate the understanding and assessment of its Combined Financial Statements. The table does not reflect financial data of the capital assets segment, which had net assets of $416 and $409 at June 30, 1997 and December 31, 1996, respectively. The financial information included below departs materially from GAAP because it aggregates the revenues and operating income of entities not controlled by the Media Group with those of the consolidated operations of the Media Group.





                                               Pro forma    Percent
Six Months Ended June 30,               1997         1996   Change
                                                  (1)<F1>
REVENUES
Cable and telecommunications:
     Domestic (2)                     $2,496   $    2,351       6.2
     International                       226          165      37.0

Wireless communications:
     Domestic                            652          501      30.1
     International                       324          187      73.3

Directory and information services:
    Domestic                             584          550       6.2
    International                         76           77      (1.3)

Corporate and other                        7            6      16.7
                                      -------  -----------  --------

Total revenues                        $4,365   $    3,837      13.8
                                      =======  ===========  ========

EBITDA (3)<F3>
Cable and telecommunications:
     Domestic (2)<F2>                 $  792   $      741       6.9
     International                        20           (5)        -

Wireless communications:
     Domestic                            212          147      44.2
     International                        (3)           -         -

Directory and information services:
    Domestic                             277          241      14.9
    International                          2            -         -

Corporate and other                      (23)         (25)     (8.0)
                                      -------  -----------  --------

Total EBITDA                          $1,277   $    1,099      16.2
                                      =======  ===========  ========

Form  10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Selected  Proportionate  Data,  continued





                                              Pro forma    Percent
Six Months Ended June 30,              1997         1996   Change
                                                 (1)<F1>
OPERATING INCOME
Cable and telecommunications:
     Domestic (2)                     $ 119   $       97      22.7
     International                      (78)         (66)     18.2

Wireless communications:
     Domestic                           115           81      42.0
     International                      (93)         (41)        -

Directory and information services:
    Domestic                            257          226      13.7
    International                        (6)          (7)    (14.3)

Corporate and other                     (28)         (30)     (6.7)
                                      ------  -----------  --------

Total operating income                $ 286   $      260      10.0
                                      ======  ===========  ========

NET INCOME (LOSS)
Cable and telecommunications:
     Domestic (2)                     $(207)  $     (230)    (10.0)
     International                     (120)        (106)     13.2

Wireless communications:
     Domestic                            48           42      14.3
     International                      (66)         (42)     57.1

Directory and information services:
    Domestic                            154          134      14.9
    International                        (8)         (12)    (33.3)

Corporate and other                      (4)         (16)    (75.0)
                                      ------  -----------  --------

Total net loss                        $(203)  $     (230)    (11.7)
                                      ======  ===========  ========

Form  10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Selected  Proportionate  Data,  continued






Six Months Ended June 30,                     Pro forma  Percent
(in thousands)                          1997       1996  Change
                                                (1)<F1>
SUBSCRIBERS/ADVERTISERS:
Cable and telecommunications:
     Domestic (2)                      7,674      7,362      4.2
     International                     1,199        919     30.5

Wireless communications:
     Domestic                          2,119      1,557     36.1
     International                       760        370    105.4

Directory and information services:
    Domestic                             482        481      0.2
    International                         88        274    (67.9)
                                      ------  ---------  --------

Total subscribers/advertisers         12,322     10,963     12.4
                                      ======  =========  ========

<F1>
(1)  1996  pro  forma  proportionate results reflect the following for the six
months:    (i)  Media  Group  historical  proportionate  results;  (ii)  the
Continental Merger; (iii) Continental's acquisition of the remaining interest in Meredith/New Heritage; (iv) the reclassification of the Teleport Communications Group investment to equity method; and (v) Continental's cable investments in Argentina and Singapore.
<F2>
(2) The proportionate results are based on the Media Group's 25.51 percent pro rata priority and residual equity interests in reported Time Warner
Entertainment Company L.P. ("TWE") results. The reported TWE results are prepared in accordance with GAAP and have not been adjusted to report TWE results on a proportionate basis.
<F3>
(3) Proportionate EBITDA represents the Media Group's equity interest in the entities multiplied by the entity's EBITDA. As such, proportionate EBITDA does not represent cash available to the Media Group.

Form  10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

PROPORTIONATE RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1997 COMPARED WITH 1996

Proportionate Media Group revenues increased 13.8 percent, to $4.4 billion, EBITDA increased 16.2 percent, to $1.3 billion, and subscribers/advertisers increased 12.4 percent, to 12.3 million. Strong growth in domestic and international wireless and cable and telecommunications operations contributed to the increase in proportionate revenue and growth in subscribers. Strong growth in domestic wireless and cable contributed to the increase in proportionate EBITDA.

Cable  and  Telecommunications  During  the  first  six  months  of  1997, proportionate revenues for the domestic cable and telecommunications operations increased 6.2 percent, to $2.5 billion. This is a result of increases in subscribers and revenue per subscriber mainly due to price increases. Proportionate EBITDA increased 6.9 percent, to $792. Proportionate EBITDA related to TWE operations increased 13.3 percent. TWE's results benefited from improved operations and gains realized by asset sales.

During the first six months of 1997, international cable and telecommunications proportionate revenues increased 37.0 percent, to $226, and proportionate EBITDA increased $25, to $20. Customer growth at Telewest and new investments in Malaysia and Indonesia contributed to the increase in proportionate revenue. A reduction in Media Group international staff costs as well as improved operations at Telewest and Malaysia contributed to the increase in proportionate EBITDA.

Proportionate international cable subscribers total approximately 1.2 million at June 30, 1997, a 12 percent increase, on a comparable basis. Telewest's cable television subscribers increased 31 percent compared to last year.

Wireless Communications During the first six months of 1997, domestic wireless proportionate revenues increased 30.1 percent, to $652, and proportionate EBITDA increased 44.2 percent, to $212. Excluding losses generated by the start-up of PrimeCo Personal Communications L.P., domestic cellular proportionate EBITDA increased 58.4 percent. The increase in EBITDA is a result of revenue increases associated with the strong domestic cellular subscriber growth combined with efficiency gains.

Form  10-Q  -  Part  I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

During the first six months of 1997, proportionate revenues for the international wireless operations increased 73.3 percent, to $324, and proportionate EBITDA decreased $3 to ($3). The increase in proportionate revenue is the result of the international wireless subscriber base more than doubling to 760,000. EBITDA losses increased primarily as a result of costs associated with increasing the subscriber base at One 2 One, a personal communications services venture in the United Kingdom, and start-up costs associated with providing digital wireless services in Poland.

Directory  and  Information  Services    Proportionate  revenues  for domestic
directory and information services increased 6.2 percent, to $584, and proportionate EBITDA increased 14.9 percent, to $277. The increases are due to price and volume increases, reduction in new product development activities and employee reductions. Proportionate EBITDA of $277 was reduced by start-up losses associated with internet content and other product development activities of $11.

On  June  4,  1997,  Media  Group  sold  its directory operation in the United
Kingdom, Thomson Directories. In July 1997, Media Group entered into an agreement to sell its directory operation in Poland. These two operations comprise the majority of international directories results.

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


Item  4.    Submission  of  Matters  to  a  Vote  of  Security  Holders

At the Company's annual meeting of shareholders on June 6, 1997, shareholders voted as follows for the purpose of electing three individuals as directors of the Company:





Directors          Votes in Favor  Votes Withheld
-----------------  --------------  --------------

CLASS III
-----------------

Allan D. Gilmour      673,620,126      20,097,093
Frank Popoff          673,643,182      20,074,037
Jerry O. Williams     673,621,484      20,095,735



Arthur Andersen LLP was confirmed as the Company's independent auditors with 680,823,708 votes in favor, 8,288,423 votes against and 4,605,088 votes abstaining.

The shareholders voted as follows to approve to amend the U S WEST Communications Group Long-Term Incentive Plan:





In Favor     Against     Abstained
-----------  ----------  ----------

624,621,235  56,316,308  12,779,676



The  shareholders  voted  as  follows  to  amend the U S WEST 1994 Stock Plan:





In Favor     Against     Abstained
-----------  ----------  ----------

622,975,100  57,539,474  13,202,645

Form  10-Q  -  Part  II

Item  4.    Submission  of  Matters  to a Vote of Security Holders (continued)

The shareholders also considered and rejected the following two shareholder proposals at the annual meeting:





Proposal                         In Favor     Against      Abstained   Not Voted
-------------------------------  -----------  -----------  ----------  ----------

Elimination of Classified Board  215,980,774  370,842,175  17,464,205  89,430,065

Initiation of Cumulative Voting  159,767,734  427,714,915  16,806,728  89,427,842



Item  6.    Exhibits  and  Reports  on  Form  8-K

(a)    Exhibits

Exhibit
Number





3(i)(a)  Certificate of Designation for Series D Convertible Preferred Stock as filed on
         November 14, 1996.

3(i)(b)  Certificate of Correction for Series D Convertible Preferred Stock as filed on
         December 11, 1996.

3(i)(c)  Certificate of Designation for Series E Convertible Preferred Stock as filed on
         June 13, 1997.

     11  Statement regarding computation of earnings per share of U S WEST, Inc.

     12 Statement regarding computation of earnings to fixed charges ratio of U S WEST, Inc. and U S WEST Financial Services, Inc.

     27  Financial Data Schedule



(b)    Reports  on  Form  8-K  filed  during  the  Second  Quarter  of  1997





(i) Form 8-K report dated April 30, 1997 concerning the releases of earnings issued on April 25, 1997 by U S WEST Communications Group and on
     April 29, 1997 by U S WEST Media Group, for the first quarter ended
     March 31, 1997.

Form  10-Q  -  Part  II

Item  6.    Exhibits  and  Reports  on  Form  8-K  (continued)






(ii)  Form 8-K report dated May 16, 1997 concerning the definitive agreement to merge the domestic cellular business of Media Group and its interest in
      PrimeCo Personal Communications into AirTouch Communications.  In addition, on May 16, 1997, U S WEST, Inc. issued a press release announcing its intention to transfer its domestic directory publishing business - known as
      U S WEST Dex - from its Media Group to its Communications Group in connection with a merger of its domestic wireless interest into AirTouch
      Communications.


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     /S/    Michael  P.  Glinsky


August  13,  1997
     U  S  WEST,  Inc.
Michael  P.  Glinsky
Executive  Vice  President  and
Chief  Financial  Officer