Form 10-Q
period 1997-09-30
US WEST INC
filed 1997-11-13
CIK 732718

===============================================================================

===============================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1997

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

                         Telephone Number 303-793-6500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X_ No __

The number of shares of each class of U S WEST, Inc.'s common stock outstanding (net of shares held in treasury), at October 31, 1997, was:

U S WEST Communications Group Common Stock - 483,635,464 shares; U S WEST Media Group Common Stock - 607,051,955 shares

================================================================================

                                 U S WEST, INC.
                                   FORM 10-Q
                               TABLE OF CONTENTS

Item                                                                     Page
                         PART I - FINANCIAL INFORMATION

1.    U S WEST, Inc. Financial Information
         Consolidated Statements of Operations -
            Three and Nine Months Ended September 30, 1997 and 1996       3
         Consolidated Balance Sheets -
            September 30, 1997 and December 31, 1996                      5
         Consolidated Statements of Cash Flows -
            Nine Months Ended September 30, 1997 and 1996                 7
         Notes to Consolidated Financial Statements                       8
2.    U S WEST, Inc. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             15

1.    U S WEST Communications Group Financial Information
         Combined Statements of Operations -
            Three and Nine Months Ended September 30, 1997 and 1996      26
         Combined Balance Sheets -
            September 30, 1997 and December 31, 1996                     28
         Combined Statements of Cash Flows -
            Nine Months Ended September 30, 1997 and 1996                30
         Notes to Combined Financial Statements                          31
2.    U S WEST Communications Group Management's Discussion and
         Analysis of Financial Condition and Results of Operations       35


1.    U S WEST Media Group Financial Information
         Combined Statements of Operations -
            Three and Nine Months Ended September 30, 1997 and 1996      45
         Combined Balance Sheets -
            September 30, 1997 and December 31, 1996                     46
         Combined Statements of Cash Flows -
            Nine Months Ended September 30, 1997 and 1996                48
         Notes to Combined Financial Statements                          49
2.    U S WEST Media Group Management's Discussion and
         Analysis of Financial Condition and Results of Operations       55

                          PART II - OTHER INFORMATION

1.    Legal Proceedings                                                  70
6.    Exhibits and Reports on Form 8-K                                   70

Form 10-Q - Part I

CONSOLIDATED STATEMENTS OF OPERATIONS                         U S WEST, Inc.
(Unaudited)
-------------------------------------------- ------------------- ------------------
                                             Three Months Ended   Nine Months Ended
                                                September 30,       September 30,
Dollars in millions                          1997          1996   1997         1996
-------------------------------------------- -------------------  -----------------

Sales and other revenues                     $3,918      $3,179   $11,471    $9,353

Operating expenses:
   Employee-related expenses                  1,269       1,105     3,632     3,246
   Other operating expenses                     910         623     2,572     1,823
   Taxes other than income taxes                120         101       359       319
   Depreciation and amortization                835         624     2,495     1,796
                                             -------------------  -----------------
        Total operating expenses              3,134       2,453     9,058     7,184
                                             -------------------  -----------------

Income from operations                          784         726     2,413     2,169

Interest expense                                279         140       823       411
Equity losses in unconsolidated ventures        177          81       495       224
Gains on sales of investments                    13           -       108         -
Gains on sales of rural telephone exchanges      30           2        77        51
Guaranteed minority interest expense             22          12        66        36
Other expense - net                              16           1        66        47
                                             -------------------  -----------------
Income before income taxes, extraordinary
   item and cumulative effect of change in
   accounting                                   333         494     1,148     1,502
principle
Provision for income taxes                      135         190       485       588
                                             -------------------  -----------------
Income before extraordinary item
   and cumulative effect of change in
   accounting principle                         198         304       663       914
Extraordinary item:
   Early extinguishment of debt - net of tax     (6)          -        (3)        -
                                             -------------------  -----------------
Income before cumulative effect of change
   in accounting principle                      192         304       660       914
Cumulative effect of change in accounting
   principle - net of tax                         -           -         -        34
                                             ===================  =================
NET INCOME                                   $  192      $  304   $   660    $  948
                                             ===================  =================

Dividends on preferred stock                     14           1        39         3
                                             -------------------  -----------------
EARNINGS AVAILABLE FOR
   COMMON STOCK                              $  178      $  303   $   621    $  945
                                             ===================  =================

See Notes to Consolidated Financial Statements.

Form 10-Q - Part I

CONSOLIDATED STATEMENTS OF OPERATIONS                            U S WEST, Inc.
(Unaudited), continued
-------------------------------------------- -------------------- -------------------
                                              Three Months Ended   Nine Months Ended
                                                 September 30,        September 30,
 In thousands (except per share amounts)      1997          1996   1997         1996
-------------------------------------------- -------------------- -------------------

COMMUNICATIONS GROUP EARNINGS
   PER COMMON SHARE:
   Income before extraordinary item and
     cumulative effect of change in
     accounting principle                      $0.70       $0.60    $2.09      $1.90
   Extraordinary item:
      Early extinguishment of debt             (0.01)          -    (0.01)         -
   Cumulative effect of change in
     accounting principle                          -           -        -       0.07
                                             -------------------- -------------------
COMMUNICATIONS GROUP EARNINGS
   PER COMMON SHARE                            $0.69       $0.60    $2.08      $1.97
                                             ==================== ===================

COMMUNICATIONS GROUP DIVIDENDS
   PER COMMON SHARE                           $0.535      $0.535   $1.605     $1.605
                                             ==================== ===================
COMMUNICATIONS GROUP AVERAGE
   COMMON SHARES OUTSTANDING                 483,218     478,356  482,374    476,744
                                             ==================== ===================


MEDIA GROUP EARNINGS (LOSS) PER
   COMMON SHARE                               $(0.26)      $0.04   $(0.64)     $0.01
                                             ==================== ===================

MEDIA GROUP AVERAGE COMMON
   SHARES OUTSTANDING                        606,729     473,902  606,568    473,501
                                             ==================== ===================








See Notes to Consolidated Financial Statements.

Form 10-Q - Part I

CONSOLIDATED BALANCE SHEETS                                      U S WEST, Inc.
(Unaudited)

-------------------------------------------------------------------------------------
                                                 September 30,     December 31,
Dollars in millions                                      1997              1996
-------------------------------------------------------------------------------------

ASSETS
Current assets:
     Cash and cash equivalents                       $     259       $     201
     Accounts and notes receivable  - net                2,107           2,113
     Inventories and supplies                              216             159
     Deferred directory costs                              250             259
     Deferred tax asset                                    206             213
     Prepaid and other                                      95             167
                                                     ----------       ---------

Total current assets                                     3,133           3,112
                                                     ----------       ---------

Gross property, plant and equipment                     39,149          37,756
Accumulated depreciation                                20,600          19,475
                                                     ----------       ---------

Property, plant and equipment - net                     18,549          18,281

Investment in Time Warner Entertainment                  2,483           2,477
Net investment in international ventures                 1,370           1,548
Intangible assets - net                                 12,385          12,595
Net investment in assets held for sale                     410             409
Other assets                                             2,224           2,433
                                                     ----------       ---------

Total assets                                           $40,554         $40,855
                                                     ==========       =========



See Notes to Consolidated Financial Statements.

Form 10-Q - Part I

CONSOLIDATED BALANCE SHEETS                                     U S WEST, Inc.
(Unaudited), continued
---------------------------------------------------------------------------------------
                                                        September 30,    December 31,
Dollars in millions                                              1997             1996
---------------------------------------------------------------------------------------

LIABILITIES AND SHAREOWNERS' EQUITY

Current liabilities:
     Short-term debt                                          $ 2,286          $ 1,051
     Accounts payable                                           1,447            1,316
     Due to Continental Cablevision shareowners                     -            1,150
     Employee compensation                                        455              470
     Dividends payable                                            267              263
     Other                                                      2,110            1,824
                                                             ---------        ---------

Total current liabilities                                       6,565            6,074
                                                             ---------        ---------

Long-term debt                                                 13,422           14,300
Postretirement and other postemployment
     benefit obligations                                        2,502            2,479
Deferred income taxes                                           4,308            4,349
Deferred credits and other                                      1,055              973

Contingencies (See Note F to the Consolidated
     Financial Statements)

Company-obligated mandatorily redeemable preferred
   securities of subsidiary trust holding solely
   Company-guaranteed debentures                                1,080            1,080
Preferred stock subject to mandatory redemption                   100               51

Shareowners' equity:
   Preferred stock                                                921              920
   Common shares                                               10,800           10,741
   Retained earnings (deficit)                                    (45)              18
   LESOP guarantee                                                (72)             (91)
   Foreign currency translation adjustments                       (82)             (39)
                                                             ---------        ---------
Total shareowners' equity                                      11,522           11,549
                                                             ---------        ---------

Total liabilities and shareowners' equity                     $40,554          $40,855
                                                             =========        =========

See Notes to Consolidated Financial Statements.

Form 10-Q - Part I
CONSOLIDATED STATEMENTS OF CASH FLOWS                            U S WEST, Inc.
(Unaudited)

-------------------------------------------------------------------------------
                                                            Nine Months Ended
                                                              September 30,
Dollars in millions                                          1997         1996
-------------------------------------------------------------------------------

OPERATING ACTIVITIES
   Net income                                             $   660      $   948
   Adjustments to net income:
      Depreciation and amortization                         2,495        1,796
      Equity losses in unconsolidated ventures                495          224
      Gains on sales of investments                          (108)           -
      Gains on sales of rural telephone exchanges             (77)         (51)
      Cumulative effect of change in accounting principle       -          (34)
      Deferred income taxes and amortization of investment
         tax credits                                         (110)         (68)
   Changes in operating assets and liabilities:
      Restructuring payments                                  (59)        (126)
      Postretirement medical and life costs, net of
         cash fundings                                         21          (20)
      Accounts and notes receivable                           (12)         (87)
      Inventories, supplies and other current assets          (82)          (9)
      Accounts payable and accrued liabilities                378          171
   Other adjustments - net                                    180           33
                                                          ---------    --------
   Cash provided by operating activities                    3,781        2,777
                                                          ---------    --------
INVESTING ACTIVITIES
   Expenditures for property, plant and equipment          (2,394)      (2,252)
   Payment to Continental Cablevision shareowners          (1,150)           -
   Investment in international ventures                      (315)        (227)
   Proceeds from sales of investments                         703            -
   Proceeds from disposals of property, plant
      and equipment                                            80          129
   Cash from net investment in assets held for sale           242          176
   Other - net                                               (256)         (41)
                                                          ---------    --------
   Cash (used for) investing activities                    (3,090)      (2,215)
                                                          ---------    --------
FINANCING ACTIVITIES
   Net (repayments of) proceeds from short-term debt       (3,212)         187
   Proceeds from issuance of long-term debt                 4,123          346
   Repayments of long-term debt                              (787)        (561)
   Dividends paid on common and preferred stock              (769)        (706)
   Proceeds from issuance of common stock                      65          140
   Purchases of treasury stock                                (53)           -
                                                          ---------    --------
   Cash (used for) financing activities                      (633)        (594)
                                                          ---------    --------
CASH AND CASH EQUIVALENTS
   Increase (decrease)                                         58          (32)
   Beginning balance                                          201          192
                                                          =========    ========
   Ending balance                                         $   259      $   160
                                                          =========    ========

See Notes to Consolidated Financial Statements.

Form 10-Q - Part I

                                 U S WEST, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               For the Three and Nine Months Ended September 30,
                                      1997
                             (Dollars in millions)
                                  (Unaudited)

A.  Summary of Significant Accounting Policies

Basis of Presentation. U S WEST, Inc. ("U S WEST" or the "Company") has two classes of common stock that are intended to reflect separately the performance of its communications and multimedia businesses. One class of stock, U S WEST Communications Group ("Communications Group"), reflects the communications businesses of U S WEST and the other class of stock, U S WEST Media Group ("Media Group"), reflects the multimedia businesses of U S WEST.

The Consolidated Financial Statements have been prepared by U S WEST pursuant to the interim reporting rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally accompanying financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of U S WEST's management, the Consolidated Financial Statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial information set forth therein. It is suggested that these Consolidated Financial Statements be read in conjunction with the 1996 U S WEST Consolidated Financial Statements and notes thereto included in U S WEST's proxy statement mailed to all shareowners on April 7, 1997.

 B.   U S WEST Split

On October 27, 1997, the Company announced its intention to split Communications Group and Media Group into separate public companies. Communications Group will be renamed U S WEST, Inc. ("new U S WEST") and Media Group will be renamed MediaOne Group, Inc. ("MediaOne Group"). Under the terms of the proposed transaction, new U S WEST will include the telephone, data and wireless operations of the Communications Group, as well as the Yellow Pages and electronic directory businesses of U S WEST Dex, Inc. ("Dex"). Dex is currently part of the Media Group and will be transferred to the Communications Group as part of the proposed transaction (the "Dex Transfer"). MediaOne Group will include the cable/broadband, wireless, and domestic and international investments of the Media Group.

Under the terms of the proposed split, Communications Group shareowners will receive one share of new U S WEST common stock for each share of Communications Group common stock. Media Group shareowners will receive one share of MediaOne Group common stock for each share of Media Group common stock. In addition, Media Group shareowners will receive

Form 10-Q - Part I

                                 U S WEST, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in millions)
                                  (Unaudited)

 B.   U S WEST Split (continued)

shares of new U S WEST common stock for each share of Media Group common stock which represents their interest in Dex, totaling approximately $850. Under the terms of the Dex Transfer, Media Group debt will be reduced and Communications Group debt will be increased by $3.9 billion.

The transaction is subject to a number of approvals, including approvals by regulators and both shareowner groups, and receipt of a favorable ruling from the Internal Revenue Service. The split is expected to be complete in the second half of 1998.

C.  AirTouch Transaction

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

In February 1997, the King County Superior Court (the "Court") in Washington state ruled that a subsidiary of Media Group violated the terms of its partnership agreement with its minority partners in the Seattle cellular partnership by entering into the AirTouch Joint Venture. The Company currently is complying with the Court's order which requires the Company to issue a right of first refusal to the minority partners with respect to the subsidiary's limited partnership interest. The Court authorized the limited partners to take legally appropriate steps to secure unanimous agreement for a substitute for the Company as the general partner. A motion is pending before the Court to extend the August 15, 1997 deadline for such agreement. The Company retains its right to appeal unfavorable rulings before transferring any partnership interest in the Seattle cellular partnership. Similar litigation has been filed in other jurisdictions regarding other cellular partnerships by the same minority partner that brought the Seattle litigation. The Company is also seeking declaratory relief from the Delaware Chancery Court. The Company believes it will ultimately be successful in all litigation asserting that the Company's entering into the AirTouch Joint Venture violated its partnership agreements with its minority partners.

Media Group and AirTouch have agreed not to proceed to Phase II of the AirTouch Joint Venture before May 5, 1998. In Phase II of the AirTouch Joint Venture, the partners will combine those domestic cellular properties for which authorizations and partnership approvals have been obtained. Media Group has the right under Phase III of the AirTouch Joint Venture agreement to convert its joint venture interest into AirTouch stock.

Form 10-Q - Part I

                                 U S WEST, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in millions)
                                  (Unaudited)

D.  Asset Sales and Restructurings

During the third quarter of 1997, Media Group sold 1,840,000 shares of Teleport Communications Group, Inc. ("TCG") for a pretax gain of $13. In November 1997, Media Group sold its remaining interest in TCG for net proceeds of $433.

Pursuant to a settlement agreement, Media Group transferred its investment in Optus Vision, an Australian cable and telecommunications venture, to Optus Communications Pty Ltd., ("Optus Communications"), an Australian telecommunications carrier, in the third quarter of 1997. Media Group received a convertible note which can be converted to shares of Optus Communications upon satisfaction of various conditions, such as a public offering of Optus Communications' shares. The settlement released the Company from litigation and future claims.

E.  Debt Extinguishment

During August 1997, U S WEST redeemed its Liquid Yield Option Notes ("LYONs"). The convertible zero coupon subordinated notes were due June 25, 2011. Upon redemption, the notes had a recorded value of $571. The debt extinguishment resulted in a loss of $6 (net of income tax benefits of $4) primarily related to the write-off of deferred debt issuance costs. This loss is reflected as an extraordinary charge in the accompanying Consolidated Statements of Operations. U S WEST financed the redemption with floating rate commercial paper.

F. Contingencies

At U S WEST Communications, Inc. ("U S WEST Communications") there are pending regulatory actions in local regulatory jurisdictions that call for price decreases, refunds or both.

On May 1, 1996, the Oregon Public Utilities Commission ("OPUC") approved a stipulation terminating prematurely U S WEST Communications' alternative form of regulation ("AFOR") plan, and it then undertook a review of U S WEST Communications' earnings. In May 1997, the OPUC ordered U S WEST Communications to reduce its annual revenues by $97, effective May 1, 1997, and to issue a one-time refund, including interest, of approximately $102 to reflect the revenue reduction for the period May 1, 1996 through April 30, 1997. The one-time refund is for interim rates which became subject to refund when U S WEST Communications' AFOR plan was terminated on May 1, 1996.

Form 10-Q - Part I

                                 U S WEST, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in millions)
                                  (Unaudited)

F. Contingencies (continued)

U S WEST Communications filed an appeal of the order and asked for an immediate stay of the refund with the Oregon Circuit Court for the County of Marion ("Oregon Circuit Court"). On June 26, 1997, the Oregon Circuit Court granted U S WEST Communications' request for a stay, pending a full review of the OPUC's order. The Oregon Circuit Court is scheduled to hear arguments on the appeal in December 1997. The one-time refund and cumulative amount of revenues collected subject to refund, including interest, as of September 30, 1997, totals approximately $150.

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

Effective May 1, 1996, U S WEST Communications began collecting revenues subject to refund. The cumulative amount of revenues collected subject to refund as of September 30, 1997, including interest, is approximately $155.

In another proceeding, the Utah Supreme Court remanded a Utah Public Service Commission ("PSC") order to the PSC for hearing, thereby establishing two exceptions to the rule against retroactive ratemaking: 1) unforeseen and extraordinary events, and 2) misconduct. The PSC's initial order denied a refund request from interexchange carriers and other parties related to the Tax Reform Act of 1986. The potential exposure, including interest, at September 30, 1997, is approximately $160.

Form 10-Q - Part I

                                 U S WEST, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in millions)
                                  (Unaudited)

 F.   Contingencies (continued)

The Communications Group has accrued $125 at September 30, 1997, which represents its estimated liability for state regulatory proceedings. It is possible that the ultimate liability could exceed the recorded liability by an amount up to approximately $340. The Communications Group continues to monitor and evaluate the risks associated with its state regulatory environment, and will adjust estimates as new information becomes available.

G.  Subsequent Event

On October 27, 1997, Media Group sold its 90 percent interest in Fintelco, S.A., ("Fintelco"), a cable and telecommunications venture located in Argentina, for proceeds of approximately $640. Media Group acquired an additional 40 percent interest in Fintelco in August 1997, to bring its total interest in Fintelco to 90 percent.

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

Form 10-Q - Part I

                                 U S WEST, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in millions)
                                  (Unaudited)

H.  Net Investment in Assets Held for Sale (continued)

The components of net investment in assets held for sale follow:

---------------------------------------------------------------------------------------
                                                          September 30,   December 31,
                                                                   1997           1996
---------------------------------------------------------------------------------------

ASSETS
Cash and cash equivalents                                       $    52       $     21
Finance receivables - net                                           806            869
Investment in real estate - net of valuation allowance              158            182
Bonds, at market value                                              118            146
Investment in FSA                                                   351            326
Other assets                                                        179            165
                                                               ---------      ---------

Total assets                                                     $1,664         $1,709
                                                               =========      =========

LIABILITIES
Debt                                                             $  421         $  481
Deferred income taxes                                               685            671
Accounts payable, accrued liabilities and other                     137            137
Minority interests                                                   11             11
                                                              ----------      ---------

Total liabilities                                                 1,254          1,300
                                                              ----------      ---------

Net investment in assets held for sale                           $  410         $  409
=======================================================================================

Building sales and operating evenues of the capital assets segment were $13 and
$91  for  the  three-  and   nine-month   periods  ended   September  30,  1997,
respectively, and $110 and $161 for the three- and nine-month periods ended September 30, 1996, respectively.

Form 10-Q - Part I

                                 U S WEST, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in millions)
                                  (Unaudited)

H.  Net Investment in Assets Held for Sale (continued)

Revenues of U S WEST Financial Services, Inc. ("USWFS"), a member of the capital assets segment, were $5 and $16 for the three- and nine-month periods ended September 30, 1997, respectively, and $6 and $20 for the three- and nine-month periods ended September 30, 1996, respectively. Selected financial data for USWFS follows:

-------------------------------------------------------------------------------
                                            September 30,      December 31,
                                                     1997              1996
-------------------------------------------------------------------------------

Net finance receivables                            $  850           $   859
Total assets                                        1,208             1,058
Total debt                                            397               236
Total liabilities                                   1,139               998
Equity                                                 69                60
-------------------------------------------------------------------------------

In September 1997, USWFS pledged certain finance receivables as collateral for a nonrecourse loan totaling $173. The loan bears interest at an annual rate of 7.2 percent and matures in the year 2009.

Form 10-Q - Part I

Item 2. Management's Discussio and Analysis of Financial Condition and Results of Operations (Dollars in millions)

Some of the information presented in or in connection with this report constitutes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors that could cause actual results to differ from expectations include: (i) greater than anticipated competition from new entrants into the local exchange, intraLATA toll, cable, telephone, wireless and directories markets, (ii) changes in demand for the Company's products and services, including optional custom calling features, (iii) different than anticipated employee levels, capital expenditures, and operating expenses at the Communications Group as a result of unusually rapid, in-region growth, (iv) the gain or loss of significant customers, (v) pending regulatory actions in state jurisdictions, (vi) regulatory changes affecting the cable and telecommunications industries, including changes that could have an impact on the competitive environment in the local exchange market, (vii) a change in economic conditions in the various markets served by the Company's operations that could adversely affect the level of demand for cable, telephone, wireless, directories or other services offered by the Company, (viii) greater than anticipated competitive activity requiring new pricing for services, (ix) higher than anticipated start-up costs associated with new business opportunities, (x) increases in fraudulent activity with respect to wireless services, or (xi) delays in the development of anticipated technologies, or the failure of such technologies to perform according to expectations.

Results of Operations - Three and Nine Months Ended September 30, 1997 Compare with 1996

Net Income (Loss)

--------------------------------------------------------------------------------------------------
                         Three Months Ended      Increase        Nine Months Ended    Increase
                           September 30,        (Decrease)         September 30,     (Decrease)
                            1997     1996      $       %          1997      1996    $       %
--------------------------------------------------------------------------------------------------

Communications Group       $ 336     $286      $   50    17.5    $1,007    $938     $   69    7.4
Media Group                 (144)      18        (162)      -      (347)     10       (357)    -
                           -----------------------------------------------------------------------
Total net income           $ 192     $304       $(112)  (36.8)   $  660    $948     $ (288) (30.4)
==================================================================================================

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations (Dollars in millions, except per share amounts), continued

Communications Group Net Income

Following are details of the Communications Group's reported net income and earnings per common share ("earnings per share"), normalized to exclude the effects of certain nonoperating items.

----------------------------------------------------------------------------------------------------------------
                                       Three Months Ended    Increase        Nine Months Ended      Increase
                                         September 30,      (Decrease)         September 30,       (Decrease)
Net Income:                              1997      1996      $         %       1997      1996       $       $
----------------------------------------------------------------------------------------------------------------

Reported net income                      $336      $286      $50      17.5      $1,007      $938    $69    7.4
Adjustments to reported net
  income:
  Gains on sales of rural
    telephone exchanges                  (19)        (1)     (18)        -         (48)      (31)   (17)  54.8
  Early extinguishment of debt             3          -        3         -           3         -      3      -
  Cumulative effect of change in
     accounting principle (1)              -          -        -         -           -       (34)    34      -
  Current year effect of change
     in accounting principle (1)           -         (3)       3         -           -       (13)    13      -
                                     ---------------------------------------------------------------------------
Normalized income                       $320       $282      $38      13.5        $962      $860   $102   11.9
================================================================================================================


-------------------------------------------------------------------------------------------------------------
                                    Three Months Ended    Increase       Nine Months Ended       Increase
                                      September 30,      (Decrease)        September 30,        (Decrease)
Earnings per Share:                   1997     1996      $        %        1997     1996        $       %
-------------------------------------------------------------------------------------------------------------

Reported earnings per share          $0.69     $0.60     $0.09    15.0     $2.08    $1.97     $0.11    5.6
Adjustments to reported
  earnings per share:
  Gains on sales of rural
     telephone exchanges             (0.04)        -     (0.04)      -     (0.10)   (0.06)    (0.04)  66.7
  Early extinguishment of debt        0.01         -      0.01       -      0.01        -      0.01      -
  Cumulative effect of change in
     accounting principle (1)<F1>        -         -         -       -         -    (0.07)     0.07      -
  Current year effect of change
     in accounting principle (1)<F1>     -     (0.01)     0.01       -         -    (0.03)     0.03      -
                                     ------------------------------------------------------------------------
Normalized earnings per share        $0.66     $0.59     $0.07    11.9     $1.99    $1.81     $0.18    9.9
=============================================================================================================

<F1>
(1) Effective January 1, 1996, U S WEST adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

The Communications Group's normalized income increased $38, or 13.5 percent, to $320, and $102, or 11.9 percent, to $962, for the three- and nine-month periods ended September 30, 1997, respectively. Normalized earnings per share was $0.66, an increase of $0.07, or 11.9 percent, and $1.99, an increase of $0.18, or 9.9 percent for the three- and nine-month periods, respectively.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations (Dollars in millions, except per share amounts), continued

The increases are primarily due to higher demand for services and continued cost control efforts in the core business which accelerated in the latter half of 1996. Partially offsetting the increases for both periods were additional expenses related to interconnection. Accruals to recognize U S WEST Communications' estimated state regulatory liability further reduced the nine-month period increase. (See Note F - Contingencies - to the U S WEST Consolidated Financial Statements.) The Communications Group anticipates that spending increases related to interconnection requirements and entry into wireless personal communications services ("PCS") and interLATA long-distance markets, combined with rate reductions resulting from the Federal Communications Commission's (the "FCC") price cap regulation, will partially offset future net income growth.

During August 1997, the Communications Group incurred an extraordinary loss of $3 (net of income tax benefits of $2), or $0.01 per share, related to the early extinguishment of debt. See Note E - Debt Extinguishment - to the U S WEST Consolidated Financial Statements.

Effective January 1, 1996, U S WEST adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which, among other things, requires that companies no longer record depreciation expense on assets held for sale. Adoption of SFAS No. 121 resulted in a 1996 one-time gain of $34 (net of income tax expenses of $22), or $0.07 per share, related to the cumulative effect of change in accounting principle.

Media Group Net Loss

Media Group net income decreased to a loss of $144 ($0.26 per share) for the three-month period, and to $347 ($0.64 per share) for the nine-month period. Excluding the after tax effects of the gains on sales of investments totaling $7 ($0.01 per share) during the three-month period, and $63 ($0.10 per share) during nine-month period, Media Group net income decreased $169 and $420 for the three- and nine-month periods, respectively. The November 15, 1996, merger of Continental Cablevison, Inc. ("Continental") into a wholly owned subsidiary of U S WEST (the "Continental Merger" or "Merger") contributed approximately $118 of the decrease during the three-month period, and $301 during the nine-month period. The Continental Merger resulted in significant increases in interest and depreciation and amortization charges. The remaining decrease in net income is primarily due to greater losses from unconsolidated ventures, partially offset by increased earnings from domestic cellular and directories operations.

During third-quarter 1997, Media Group incurred an extraordinary loss of $3 (net of income tax benefits of $2) related to the early extinguishment of debt. See Note E - Debt Extinguishment - to the U S WEST Consolidated Financial Statements. During second-quarter 1997, Media Group incurred an extraordinary gain of $3 (net of income tax expenses of $2) also related to the early extinguishment of debt.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Sales and Other Revenues

---------------------------------- ----------------------------- ------------------ --- ------------- -----------------
                                                                                                           Pro forma
                                          Three Months Ended            Increase                           Increase
                                               September 30,          (Decrease)         Pro forma        (Decrease)
                                            1997          1996        $          %         1996            $         %
---------------------------------- -------------- ------------- -------- ----------    ------------- -------- ---------

Communications Group                      $2,673        $2,515      $158       6.3           $2,515      $158      6.3
Media Group                                1,270           694       576      83.0            1,161       109      9.4
Intergroup eliminations                     (25)          (30)         5    (16.7)             (30)         5   (16.7)
                                   ============== ============= ========= =========    ============= ========= ========
Total                                     $3,918        $3,179      $739      23.2           $3,646      $272      7.5
================================== ============== ============= ========= =========    ============= ========= ========

---------------------------------- ----------------------------- ------------------    ------------- -----------------
                                                                                                         Pro forma
                                             Nine Months Ended         Increase                           Increase
                                                September 30,        (Decrease)         Pro forma       (Decrease)
                                            1997          1996        $          %         1996            $        %
---------------------------------- -------------- ------------- -------- ----------    ------------- -------- --------

Communications Group                      $7,803        $7,480       $323      4.3           $7,480      $323     4.3
Media Group                                3,754         1,965      1,789     91.0            3,368       386    11.5
Intergroup eliminations                     (86)          (92)          6    (6.5)             (92)         6   (6.5)
                                   ============== ============= ========== ======== == ============= ========= =======
Total                                    $11,471        $9,353     $2,118     22.6          $10,756      $715     6.6
================================== ============== ============= ========== ======== == ============= ========= =======

Communications Group Sales and Other Revenues

The Communications Group's operating revenues increased 6.3 percent, to $2,673, and 4.3 percent, to $7,803, during the three- and nine-month periods, respectively, primarily as a result of access line growth and increased demand for new product and service offerings and central office features. Higher demand for private line services and increases in billed interstate and intrastate minutes of use also contributed to the revenue growth. Partially offsetting the increases for both periods were lower long-distance network service revenues primarily due to the effects of competition and the implementation of multiple toll carrier plans. Accruals to recognize U S WEST Communications' estimated state regulatory liability also reduced operating revenues during the nine-month period. (See Note F - Contingencies - to the U S WEST Consolidated Financial Statements.) For a detailed discussion of Communications Group's operating revenues, see U S WEST Communications Group Management's Discussion and Analysis of Financial Condition and Results of Operations - Operating Revenues.

Media Group Sales and Other Revenues

Media Group sales and other revenues increased 83.0 percent, to $1,270, and 91.0 percent, to $3,754, for the three- and nine-month periods, respectively. On a pro forma basis, Media Group sales and other revenues increased 9.4 percent and
11.5 percent, for the three- and nine-month periods, respectively. Growth in domestic cable and broadband revenues and domestic cellular service revenues accounts for the majority of the pro forma increase. The increase in domestic

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

cable and broadband is due to price increases of approximately 6 to 8 percent, the addition of new channels and basic subscriber increases of approximately 2 percent. A 32.1 percent increase in cellular subscribers partially offset by a
10.2 percent decrease in average revenue per subscriber contributed to the increase in domestic cellular service revenue. For a detailed discussion, see U S WEST Media Group - Management's Discussion and Analysis of Financial Condition and Results of Operations - Sales and Other Revenues.

Operating Income

-------------------------------------- -------------------------- ----------------- -- ------------- -----------------
                                          Three Months Ended                                               Pro forma
                                             September 30,             Increase         Pro forma          Increase
                                            1997          1996        $                    1996            $      %
                                                                             %
---------------------------------- -------------- ------------- -------- ----------    ------------- -------- --------

Communications Group                        $616          $574       $42       7.3             $574       $42     7.3
Media Group                                  168           152        16      10.5              137        31    22.6
                                   ============== ============= ========= =========    ============= ========= =======
Total operating income                      $784          $726       $58       8.0             $711       $73    10.3
================================== ============== ============= ========= ========= == ============= ========= =======

-------------------------------------- ------------------------ ------------------- -- ------------- -----------------
                                          Nine Months Ended                                                Pro
                                             September 30,             Increase         Pro forma         forma
                                                                                                           Increase
                                            1997          1996        $       %            1996            $      %
---------------------------------- -------------- ------------- -------- ----------    ------------- -------- --------
Communications Group                      $1,880        $1,744      $136       7.8           $1,744      $136     7.8
Media Group                                  533           425       108      25.4              384       149    38.8
                                   ============== ============= ========= =========    ============= ========= =======
Total operating income                    $2,413        $2,169      $244      11.2           $2,128      $285    13.4
================================== ============== ============= ========= ========= == ============= ========= =======

Communications Group Operating Income

The Communications  Group's operating income increased 7.3 percent, to $616, and
7.8 percent, to $1,880, during the three- and nine-month periods, respectively. Revenue increases combined with continued cost control efforts in the core business, which accelerated in the latter half of 1996, contributed to the increase in operating income. The growth in operating income was partially offset in both periods by expenses related to interconnection. Accruals to recognize U S WEST Communications' estimated state regulatory liability further reduced the nine-month period increase (See Note F - Contingencies - to the U S WEST Consolidated Financial Statements). For a detailed discussion of Communications Group's costs and expenses, see U S WEST Communications Group - Management's Discussion and Analysis of Financial Condition and Results of Operations - Costs and Expenses.

Media Group Operating Income

During the three- and nine-month periods ended September 30, 1997, Media Group operating income increased 10.5 percent and 25.4 percent, to $168 and $533,

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

respectively.  On a pro forma basis, operating income increased 22.6 percent and
38.8 percent, for the same periods. The pro forma increases were driven primarily by growth in domestic wireless communications and domestic directory operations. Domestic cellular revenue growth combined with a 19.8 percent decrease in the costs to acquire and support customers contributed to growth in operating income. Revenue increases in the domestic directory operations related to price and volume increases, combined with cost savings as a result of headcount reductions also contributed to growth in operating income. For a detailed discussion, see U S WEST Media Group - Management's Discussion and Analysis of Financial Condition and Results of Operations - Operating Income.

Interest Expense and Other

-------------------------------------------------------------------------------------------------------------------
                                     Three Months Ended                       Nine Months Ended
                                        September 30,       Increase             September 30,      Increase
                                      1997        1996      $        %         1997        1996    $        %
------------------------------------ --------- --------- -------- ---------  --------- ---------  --------- --------

Interest expense                      $279       $140       $139     99.3      $823        $411    $412        -
Equity losses in
  unconsolidated ventures              177         81         96        -       495         224     271        -
Gains on sales of investments           13          -         13        -       108          -      108        -
Gains on sales of rural
  telephone exchanges                   30          2         28        -        77          51      26     51.0
Guaranteed minority interest
  expense                               22         12         10     83.3        66          36      30     83.3
Other expense                           16          1         15        -        66          47      19     40.4
------------------------------------ --------- --------- -------- ---------  --------- ---------- --------- --------

Interest expense increased $139 and $412 during the three- and nine-month periods, respectively, primarily as a result of the Continental Merger. U S WEST assumed Continental debt totaling $6,525 (at market value) and incurred debt of $1,150 to finance the cash portion of the Merger consideration.

Equity losses increased $96 and $271 for the three- and nine-month periods, respectively, predominantly due to greater losses generated from international ventures and the domestic investment in PrimeCo Personal Communications L.P. ("PrimeCo"). PrimeCo launched service in November 1996, and losses associated with this venture have increased as a result of start-up and other costs.

The increase in international equity losses primarily relates to foreign exchange transaction losses at the Malaysian and Indonesian operations, and amortization of license fees related to a wireless investment in India. In addition, costs associated with the significant increase in customers and network coverage at One 2 One contributed to the increase in losses during the

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

nine-month period. Fluctuations in foreign exchange rates could impact future equity losses.

During the third quarter of 1997, Media Group sold 1,840,000 million shares of TCG for a pretax gain of $13. Also during the nine-month period, Media Group sold its shares of Time Warner, Inc. acquired in the Continental Merger and its 5 percent interest in a wireless venture in France. These transactions resulted in pretax gains totaling $108.

During the nine-month period, the Communications Group sold selected rural telephone exchanges in Iowa, South Dakota, Nebraska, Idaho, and Minnesota for pretax gains of $77. Certain Minnesota rural telephone exchanges were sold during third-quarter 1997 for a pretax gain of $30. The 1996 gains were a result of sales in Utah, North Dakota and South Dakota.

Guaranteed minority interest expense increased $10 and $30 for the three- and nine-month periods, respectively. The increases were a result of the October 1996 issuance of Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely Company-guaranteed debentures ("Preferred Securities") totaling $480.

Other expense increased $15, to $16, and $19, to $66, during the three- and nine-month periods, respectively. The three-month period increase is partially due to foreign exchange transaction losses related to receivables denominated in foreign currencies. The nine-month period increase is primarily due to additional interest expense associated with the Communications Group's interstate sharing and state regulatory liabilities partially offset by a second-quarter 1996 pretax charge of $31 associated with the sale of Media Group's cable television interests in Norway, Sweden and Hungary.

Provision for Income Taxes

------------------------------------------ ------------------------- ---------- ------------------------ ----------
                                                 Three Months Ended                   Nine Months Ended
                                                    September 30,      Percent          September 30,      Percent
                                                  1997        1996      Change        1997        1996      Change
------------------------------------------ ------------ ----------- ----------- ----------- ----------- -----------
Provision for income taxes                        $135        $190      (28.9)        $485        $588      (17.5)
Effective tax rate                                   -           -          -         42.2%       39.1%         -
------------------------------------------ ------------ ----------- ----------- ----------- ----------- -----------

The increase in the effective tax rate is primarily a result of lower pretax earnings and additional goodwill amortization associated with the Continental Merger.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Liquidity and Capital Resources

Operating Activities

--------------------------------------------------------------------------------
                                                           Nine Months Ended
                                                             September 30,
                                                        1997              1996
--------------------------------------------------------------------------------

Communications Group                                   $2,892           $2,357
Media Group                                               889              420
                                                   -----------------------------
Total cash provided by operating activities            $3,781           $2,777
================================================================================

Cash provided by operating activities increased $1,004 during the first nine months of 1997. The increase is primarily due to growth in both Communications Group and Media Group operations. The increase in the Communications Group's operating cash flow reflects continued cost control efforts, lower restructuring expenditures, and a decrease in the cash funding of postretirement benefits during 1997. Operating cash flow at the Media Group increased primarily due to the Continental Merger and growth in operations from the domestic cellular and directories businesses. Partially offsetting the increase was higher financing costs resulting from greater debt levels associated with the Continental Merger.

Investing Activities

-------------------------------------------------------------------------------
                                                        Nine Months Ended
                                                           September 30,
                                                    1997                 1996
-------------------------------------------------------------------------------

Communications Group                               $(1,286)           $(1,762)
Media Group                                         (1,804)              (453)
                                              ---------------------------------
Total cash (used for) investing activities         $(3,090)           $(2,215)
===============================================================================

Investing activities at Communications Group consists primarily of capital expenditures of $1,307, on a cash basis, for the first nine months of 1997. The majority of the 1997 expenditures related to access line growth and continued improvement of the telecommunications network. Also included were interconnection costs and expenditures associated with entering wireless communications markets with the launch of PCS. The Communications Group anticipates capital expenditures will accelerate during fourth quarter and will include expenditures to launch PCS in additional markets and for interconnection requirements related to the Telecommunications Act.

Investing activities of the Media Group include capital expenditures of $1,087, on a cash basis, for the first nine months of 1997. The majority of expenditures in 1997 were devoted to

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

upgrading the domestic cable network and expanding the domestic cellular network. Media Group also invested $315 in international ventures during 1997, primarily for an additional 40 percent interest in Fintelco, with the remainder being primarily capital contributions to a wireless venture in India. Other investing activities include an investment in Continental of $1,150 which represents payment of the cash portion of the Merger consideration.

During the first nine months of 1997, Media Group received proceeds totaling $945 related to asset sales as follows: (a) $246 from the sale of 7,915,000 shares of TCG stock, (b) $ 242 from asset sales and other proceeds from the capital assets segment, which is held for sale, (c) $220 from the sale of Time Warner, Inc. shares acquired in the Continental Merger, (d) $121 from the sale of Thomson Directories, (e) $81 from the sale of Media Group's 5 percent interest in a wireless venture in France, and (f) $35 from other miscellaneous sales.

On October 27, 1997, Media Group sold its 90 percent interest in Fintelco for proceeds of approximately $640. Also in October 1997, Media Group sold U S WEST Polska, its wholly owned directory operation in Poland, for proceeds of approximately $30. In November 1997, Media Group sold its remaining interest in TCG for net proceeds of $433.

Financing Activities

------------------------------------------------------------------------------
                                                      Nine Months Ended
                                                         September 30,
                                                  1997                  1996
------------------------------------------------------------------------------

Communications Group                              $(1,490)            $ (661)
Media Group                                           857                 67
                                               -------------------------------
Total cash (used for) financing activities        $  (633)            $ (594)
==============================================================================

On October 27, 1997, the Company announced its intention to split Communications Group and Media Group into separate public companies. Under the terms of the proposed transaction, new U S WEST will include the telephone, data and wireless operations of the Communications Group, as well as the Yellow Pages and electronic directory businesses of Dex. Dex is currently part of the Media Group and will be transferred to the Communications Group as part of the proposed transaction. MediaOne Group will include the cable/broadband, wireless and domestic and international investments of the Media Group.

Under the terms of the Dex Transfer, Media Group shareowners will receive shares of new U S WEST common stock for each share of Media Group common stock, which represents their interest in Dex, totaling approximately $850. Also, Media Group debt will be reduced and Communications Group debt will be increased by $3.9 billion.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued


The transaction is subject to a number of approvals, including approvals by regulators and both shareowner groups, and receipt of a favorable ruling from the Internal Revenue Service. The split is expected to be complete in the second half of 1998

As a result of the proposed split announcement, certain U S WEST credit ratings are under review. Standard & Poor's placed U S WEST Communications' senior unsecured debt rating on credit watch with positive implications and reaffirmed U S WEST Communications' commercial paper ratings. Duffs & Phelps reaffirmed U S WEST Communications' senior unsecured debt and commercial paper ratings. U S
WEST Communications' senior unsecured debt rating remains under review by Moody's, which may result in a downgrading.

The credit ratings for U S WEST Capital Funding, Inc. and for Preferred Securities are under review by Standard & Poor's (with negative implications), Moody's and Duff & Phelps. Senior debt at MediaOne, Inc., (formerly Continental), was downgraded by Moody's from Baa2 to Baa3 and subordinated debt from Baa3 to Ba1, and is under review by Standard & Poor's, with negative implications. The MediaOne, Inc. debt remains under review for further downgrading by Moody's. For all outstanding debt securities issued or guaranteed by U S WEST, Inc., the Company intends to take appropriate steps to preserve bondholder value.

Total debt at September 30, 1997 was $15,708, an increase of $357 compared with December 31, 1996. The Company incurred additional debt in 1997 to finance the cash portion of the Continental Merger consideration which totaled $1,150. In January 1997, the Company issued medium- and long-term debt totaling $4.1 billion, at a weighted average rate of 7.47 percent. The proceeds were used to refinance debt incurred in conjunction with the Continental Merger. Increases in debt at Media Group were partially offset by decreases in debt of $748 at Communications Group. The decrease in debt at Communications Group was driven by increased operating cash flows and lower capital expenditures.

During August, 1997, U S WEST redeemed its LYONs with a recorded value of $571. During the second quarter of 1997, MediaOne, Inc. redeemed a 10 5/8 percent senior subordinated note with a recorded value of $110, including a premium of $10. U S WEST financed the redemptions with floating rate commercial paper.

During second quarter of 1997, Media Group acquired cable systems serving 40,000 subscribers in the state of Michigan for cash of $25 and approximately $50 of Series E Convertible Preferred Stock (the "Preferred Stock") issued by U S WEST. The Preferred Stock is redeemable at U S WEST's option starting five years from the acquisition date, or upon dissolution of Media Group. The stockholders have the right to elect cash upon redemption, or to convert their Preferred Stock into Media Group common stock based on a predetermined formula.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Excluding debt associated with the capital assets segment, the Company's percentage of debt to total capital at September 30, 1997 was 55.3 percent compared with 54.8 percent at December 31, 1996. Including debt associated with the capital assets segment, Preferred Securities and mandatorily redeemable preferred stock, the Company's percentage of debt to total capital was 60.0 percent at September 30, 1997, compared with 59.5 percent at December 31, 1996. The percentage of debt to total capital has increased as a result of higher debt associated with the Continental Merger.

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

Contingencies

For a discussion of contingencies at Communications Group, see Note D - Contingencies - to the U S WEST Communications Group Combined Financial Statements.

Regulatory Environment

For a discussion of Communications Group's regulatory environment, see U S WEST Communications Group Management's Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Environment.

Form 10-Q - Part I

COMBINED  STATEMENTS OF                           U S WEST COMMUNICATIONS GROUP
OPERATIONS (Unaudited)
--------------------------------------------- --------------------------- --------------------------
                                                    Three Months Ended         Nine Months Ended
                                                       September 30,             September 30,
Dollars in millions                                  1997          1996        1997          1996
--------------------------------------------- -------------- ------------ ------------ -------------

Operating revenues:
  Local service                                      $1,314       $1,208      $3,739         $3,532
  Interstate access service                             663          606       2,028          1,854
  Intrastate access service                             208          192         608            571
  Long-distance network services                        231          272         721            840
  Other services                                        257          237         707            683
                                              -------------- ------------ ------------ -------------
     Total operating revenues                         2,673        2,515       7,803          7,480

Operating expenses:
  Employee-related expenses                             951          900       2,719          2,688
  Other operating expenses                              469          402       1,305          1,177
  Taxes other than income taxes                         103           94         308            291
  Depreciation and amortization                         534          545       1,591          1,580
                                                -------------- ------------ ------------ -------------
     Total operating expenses                         2,057        1,941       5,923          5,736
                                                -------------- ------------ ------------ -------------

Income from operations                                  616          574       1,880         1,744

Interest expense                                        100          111         303           332
Gains on sales of rural telephone exchanges              30            2          77            51
Other expense                                            11           10          52            22
                                                -------------- ------------ ------------ -------------
Income before income taxes,
  extraordinary item and cumulative
  effect of change in accounting principle
                                                        535          455       1,602         1,441
Provision for income taxes                              196          169         592           537
                                                -------------- ------------ ------------ -------------
Income before extraordinary item
  and cumulative effect of change in
  accounting principle                                  339          286       1,010           904
Extraordinary item - early extinguishment
  of debt - net of tax                                   (3)           -          (3)            -
                                                -------------- ------------ ------------ -------------
Income before cumulative effect of change
  in accounting principle                               336          286       1,007           904
Cumulative effect of change in accounting
  principle - net of tax                                  -            -           -            34
                                                -------------- ------------ ------------ -------------

NET INCOME                                             $336         $286      $1,007          $938
                                                ============== ============ ============ =============


See Notes to Combined Financial Statements.

Form 10-Q - Part I

COMBINED  STATEMENTS OF                            U S WEST COMMUNICATIONS GROUP
OPERATIONS (Unaudited), continued
-----------------------------------------------------------------------------------------------------
                                                   Three Months Ended           Nine Months Ended
                                                      September 30,                 September 30,
In thousands (except per share amounts)             1997          1996          1997           1996
-----------------------------------------------------------------------------------------------------

EARNINGS PER COMMON SHARE:
   Income before extraordinary item and
      cumulative effect of change in
      accounting principle                          $  0.70      $0.60      $  2.09          $1.90
   Extraordinary item - early
      extinguishment of debt                          (0.01)         -        (0.01)             -
   Cumulative effect of change in
      accounting principle                                -          -            -           0.07
                                               -------------- ---------- ------------- --------------

EARNINGS PER COMMON SHARE                           $  0.69      $0.60      $  2.08          $1.97
                                               ============== ========== ============= ==============


DIVIDENDS PER COMMON SHARE                           $0.535      $0.535      $1.605         $1.605
                                               ============== ========== ============= ==============

AVERAGE COMMON SHARES
   OUTSTANDING                                      483,218     478,356     482,374        476,744
                                               ============== ========== ============= ==============









See Notes to Combined Financial Statements.

Form 10-Q - Part I

COMBINED BALANCE SHEETS                           U S WEST COMMUNICATIONS GROUP
(Unaudited)
-------------------------------------------------------------------------------
                                               September 30,     December 31,
Dollars in millions                                    1997             1996
-------------------------------------------------------------------------------
ASSETS

Current assets:
     Cash and cash equivalents                      $    196        $      80
     Accounts and notes receivable  - net              1,587            1,622
     Inventories and supplies                            195              144
     Deferred tax asset                                  169              171
     Prepaid and other                                    66               65
                                             ---------------- ----------------

Total current assets                                   2,213            2,082
                                             ---------------- ----------------


Gross property, plant and equipment                   33,040           32,645
Less accumulated depreciation                         19,253           18,639
                                             ---------------- ----------------

Property, plant and equipment - net                   13,787           14,006

Other assets                                             921              827
                                             ---------------- ----------------

Total assets                                         $16,921          $16,915
                                             ================ ================



See Notes to Combined Financial Statements.

Form 10-Q - Part I

COMBINED BALANCE SHEETS                           U S WEST COMMUNICATIONS GROUP
(Unaudited), continued
-------------------------------------------------------------------------------
                                              September 30,     December 31,
Dollars in millions                                    1997             1996
-------------------------------------------------------------------------------

LIABILITIES AND EQUITY

Current liabilities:
     Short-term debt                              $     726        $     834
     Accounts payable                                 1,193              989
     Employee compensation                              341              342
     Dividends payable                                  259              257
     Advanced billing and customer deposits             286              250
     Other                                              940              795
                                            ---------------- ----------------

Total current liabilities                             3,745            3,467
                                            ---------------- ----------------


Long-term debt                                        5,024            5,664
Postretirement and other postemployment
     benefit obligations                              2,400            2,387
Deferred income taxes                                   755              749
Deferred credits and other                              756              731

Contingencies (See Note D to the Combined
     Financial Statements)

Communications Group equity                           4,241            3,917
                                            ---------------- ----------------

Total liabilities and equity                        $16,921          $16,915
                                            ================ ================







See Notes to Combined Financial Statements.

Form 10-Q - Part I

COMBINED STATEMENTS OF                           U S WEST COMMUNICATIONS GROUP
CASH FLOWS (Unaudited)
-------------------------------------------------------------------------------------------
                                                                     Nine Months Ended
                                                                       September 30,
Dollars in millions                                                  1997              1996
-------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
   Net income                                                    $  1,007           $   938
   Adjustments to net income:
      Depreciation and amortization                                 1,591             1,580
      Gains on sales of rural telephone exchanges                     (77)              (51)
      Cumulative effect of change in accounting principle               -               (34)
      Deferred income taxes and amortization
         of investment tax credits                                     (4)              (11)
   Changes in operating assets and liabilities:
      Restructuring payments                                          (55)             (114)
      Postretirement medical and life costs, net
         of cash fundings                                              11               (28)
      Accounts receivable                                              35                24
      Inventories, supplies and other current assets                  (69)              (14)
      Accounts payable and accrued liabilities                        332                72
   Other adjustments - net                                            121                (5)
                                                               ----------- -----------------
   Cash provided by operating activities                            2,892             2,357
                                                               ----------- -----------------

INVESTING ACTIVITIES
   Expenditures for property, plant and equipment                  (1,307)           (1,891)
   Purchase of  PCS wireless licenses                                 (57)                -
   Proceeds from sales of rural telephone exchanges                    51               130
   Proceeds from (payments on) disposals of property,
      plant and equipment                                              27                (1)
                                                               ----------- -----------------
   Cash (used for) investing activities                            (1,286)           (1,762)
                                                               ----------- -----------------

FINANCING ACTIVITIES
   Net (repayments of) proceeds from short-term debt                 (397)              195
   Proceeds from issuance of long-term debt                             -                16
   Repayments of long-term debt                                      (410)             (278)
   Dividends paid on common stock                                    (733)             (703)
   Proceeds from issuance of common stock                              50               109
                                                               ----------- -----------------
   Cash (used for) financing activities                            (1,490)             (661)
                                                               ----------- -----------------

CASH AND CASH EQUIVALENTS
   Increase (decrease)                                                116               (66)
   Beginning balance                                                   80               172
                                                               =========== =================
   Ending balance                                                 $   196           $   106
                                                               =========== =================

See Notes to Combined Financial Statements.

Form 10-Q - Part I

                         U S WEST COMMUNICATIONS GROUP
                     NOTES TO COMBINED FINANCIAL STATEMENTS
        For the Three and Nine Months Ended September 30, 1997 and 1996
                             (Dollars in millions)
                                  (Unaudited)

A.   Summary of Significant Accounting Policies

Basis of Presentation. U S WEST, Inc. ("U S WEST" or the "Company") has two classes of common stock that are intended to reflect separately the performance of its communications and multimedia businesses. One class of stock, U S WEST Communications Group ("Communications Group"), reflects the communications businesses of U S WEST and the other class of stock, U S WEST Media Group ("Media Group"), reflects the multimedia businesses of U S WEST.

The Combined Financial Statements have been prepared by U S WEST pursuant to the interim reporting rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally accompanying financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of U S WEST's management, the Combined Financial Statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial information set forth therein. It is suggested that these Combined Financial Statements be read in conjunction with the 1996 U S WEST Consolidated Financial Statements, the U S WEST Communications Group Combined Financial Statements and the U S WEST Media Group Combined Financial Statements and notes thereto included in U S WEST's proxy statement mailed to all shareowners on April 7, 1997.

 B.   U S WEST Split

On October 27, 1997, the Company announced its intention to split Communications Group and Media Group into separate public companies. Communications Group will be renamed U S WEST, Inc. ("new U S WEST") and Media Group will be renamed MediaOne Group, Inc. ("MediaOne Group"). Under the terms of the proposed transaction, new U S WEST will include the telephone, data and wireless operations of the Communications Group, as well as the Yellow Pages and electronic directory businesses of U S WEST Dex, Inc. ("Dex"). Dex is currently part of the Media Group and will be transferred to the Communications Group as part of the proposed transaction (the "Dex Transfer"). MediaOne Group will include the cable/broadband, wireless, and domestic and international investments of the Media Group.

Under the terms of the proposed split, Communications Group shareowners will receive one share of new U S WEST common stock for each share of Communications Group common stock. Media Group shareowners will receive one share of MediaOne Group common stock for each share of Media Group common stock. In addition, Media Group shareowners will receive shares

 Form 10-Q - Part I

                         U S WEST COMMUNICATIONS GROUP
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                (Dollars in millions, except per share amounts)
                                  (Unaudited)

 B.   U S WEST Split (continued)

of new U S WEST common stock for each share of Media Group common stock which represents their interest in Dex, totaling approximately $850. Under the terms of the Dex Transfer, Media Group debt will be reduced and Communications Group debt will be increased by $3.9 billion.

The transaction is subject to a number of approvals, including approvals by regulators and both shareowner groups, and receipt of a favorable ruling from the Internal Revenue Service. The split is expected to be complete in the second half of 1998.

C.  Debt Extinguishment

During August 1997, U S WEST redeemed its Liquid Yield Option Notes ("LYONs"). The convertible zero coupon subordinated notes were due June 25, 2011. Upon redemption, the recorded value of the notes attributed to the Communications Group was $303. The debt extinguishment resulted in a loss of $3 (net of income tax benefits of $2), or $0.01 per share, primarily related to the write-off of deferred debt issuance costs. This loss is reflected as an extraordinary charge in the accompanying Combined Statements of Operations. U S WEST allocated floating-rate debt, due on demand, to the Communications Group to finance the redemption.

D. Contingencies

At U S WEST Communications, Inc. ("U S WEST Communications") there are pending regulatory actions in local regulatory jurisdictions that call for price decreases, refunds or both.

On May 1, 1996, the Oregon Public Utilities Commission ("OPUC") approved a stipulation terminating prematurely U S WEST Communications' alternative form of regulation ("AFOR") plan, and it then undertook a review of U S WEST Communications' earnings. In May 1997, the OPUC ordered U S WEST Communications to reduce its annual revenues by $97, effective May 1, 1997, and to issue a one-time refund, including interest, of approximately $102 to reflect the revenue reduction for the period May 1, 1996 through April 30, 1997. The one-time refund is for interim rates which became subject to refund when U S WEST Communications' AFOR plan was terminated on May 1, 1996.

Form 10-Q - Part I

                         U S WEST COMMUNICATIONS GROUP
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (Dollars in millions)
                                  (Unaudited)

D. Contingencies (continued)

U S WEST Communications filed an appeal of the order and asked for an immediate stay of the refund with the Oregon Circuit Court for the County of Marion ("Oregon Circuit Court"). On June 26, 1997, the Oregon Circuit Court granted U S WEST Communications' request for a stay, pending a full review of the OPUC's order. The Oregon Circuit Court is scheduled to hear arguments on the appeal in December 1997. The one-time refund and cumulative amount of revenues collected subject to refund, including interest, as of September 30, 1997, totals approximately $150.

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

Effective May 1, 1996, U S WEST Communications began collecting revenues subject to refund. The cumulative amount of revenues collected subject to refund as of September 30, 1997, including interest, is approximately $155.

In another proceeding, the Utah Supreme Court remanded a Utah Public Service Commission ("PSC") order to the PSC for hearing, thereby establishing two exceptions to the rule against retroactive ratemaking: 1) unforeseen and extraordinary events, and 2) misconduct. The PSC's initial order denied a refund request from interexchange carriers and other parties related to the Tax Reform Act of 1986. The potential exposure, including interest, at September 30, 1997, is approximately $160.

Form 10-Q - Part I

                         U S WEST COMMUNICATIONS GROUP
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (Dollars in millions)
                                  (Unaudited)

D.  Contingencies (continued)

The Communications Group has accrued $125 at September 30, 1997, which represents its estimated liability for state regulatory proceedings. It is possible that the ultimate liability could exceed the recorded liability by an amount up to approximately $340. The Communications Group continues to monitor and evaluate the risks associated with its state regulatory environment, and will adjust estimates as new information becomes available.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations (Dollars in millions, except per share amounts)

Results of Operations - Three and Nine Months Ended September 30, 1997 Compared with 1996

Following are details of the Communications Group's reported net income and earnings per common share ("earnings per share"), normalized to exclude the effects of certain nonoperating items.

-------------------------------------------------------------------------------------------------------------------
                                      Three Months Ended     Increase        Nine Months Ended          Increase
                                         September 30,      (Decrease)          September 30,          (Decrease)
Net Income:                              1997      1996     $            %      1997      1996     $           %

-------------------------------------------------------------------------------------------------------------------

Reported net income                      $336      $286      $50      17.5     $1,007      $938      $69      7.4
Adjustments to reported net
  income:
  Gains on sales of rural
     telephone exchanges                  (19)       (1)     (18)        -        (48)      (31)     (17)    54.8
  Early extinguishment of debt              3         -        3         -          3         -        3        -
  Cumulative effect of change in
     accounting principle (1)               -         -        -         -          -       (34)      34        -
  Current year effect of change
     in accounting principle (1)            -        (3)       3         -          -       (13)      13        -
                                     --------- --------- -------- ---------  --------- --------- -------- ----------
Normalized income                        $320      $282      $38      13.5       $962      $860     $102     11.9
==================================== ========= ========= ======== ========= ========== ========= ======== ==========


---------------------------------------------------------------------------------------------------------------
                                      Three Months Ended   Increase       Nine Months Ended     Increase
                                          September 30,   (Decrease)         September 30,     (Decrease)
Earnings per Share:                      1997      1996    $         %      1997      1996      $         %
---------------------------------------------------------------------------------------------------------------

Reported earnings per share             $0.69     $0.60    $0.09     15.0     $2.08      $1.97   $0.11     5.6
Adjustments to reported
  earnings per share:
  Gains on sales of rural
     telephone exchanges                (0.04)        -    (0.04)       -     (0.10)     (0.06)  (0.04)   66.7
  Early extinguishment of debt           0.01         -     0.01        -      0.01          -    0.01       -
  Cumulative effect of change in
     accounting principle (1)<F1>           -         -        -        -         -      (0.07)   0.07       -
  Current year effect of change
     in accounting principle (1)<F1>        -     (0.01)    0.01        -         -      (0.03)   0.03       -
                                     --------- --------- -------- --------  -------- ---------- -------- ------
Normalized earnings per share           $0.66     $0.59    $0.07     11.9     $1.99      $1.81   $0.18     9.9
===============================================================================================================

<F1>
(1) Effective January 1, 1996, U S WEST adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

The Communications Group's normalized income increased $38, or 13.5 percent, to $320, and $102, or 11.9 percent, to $962, for the three- and nine-month periods ended September 30, 1997, respectively. Normalized earnings per share was $0.66, an increase of $0.07, or 11.9 percent, and $1.99, an increase of $0.18, or 9.9 percent for the three- and nine-month periods, respectively.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share amounts), continued

The increases are primarily due to higher demand for services and continued cost control efforts in the core business which accelerated in the latter half of 1996. Partially offsetting the increases for both periods were additional expenses related to interconnection. Accruals to recognize U S WEST Communications' estimated state regulatory liability further reduced the nine-month period increase. (See Note D - Contingencies - to the U S WEST Communications Group Combined Financial Statements.) The Communications Group anticipates that spending increases related to interconnection requirements and entry into wireless personal communications services ("PCS") and interLATA long-distance markets, combined with rate reductions resulting from the Federal Communications Commission's (the "FCC") price cap regulation, will partially offset future net income growth.

During August 1997, the Communications Group incurred an extraordinary loss of $3 (net of income tax benefits of $2), or $0.01 per share, related to the early extinguishment of debt. See Note C - Debt Extinguishment - to the U S WEST Communications Group Combined Financial Statements.

Effective January 1, 1996, U S WEST adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which, among other things, requires that companies no longer record depreciation expense on assets held for sale. Adoption of SFAS No. 121 resulted in a 1996 one-time gain of $34 (net of income tax expenses of $22), or $0.07 per share, related to the cumulative effect of change in accounting principle.

Operating Revenues

----- ---------------------------------------------------------------------------------------------------------------
                                     Three Months Ended        Increase       Nine Months Ended       Increase
                                        September 30,         (Decrease)        September 30,        (Decrease)
                                         1997      1996        $        %         1997       1996        $         %
---------------------------------------------------------------------------------------------------------------------

Local service                          $1,314    $1,208     $106      8.8       $3,739     $3,532     $207       5.9
Interstate access service                 663       606       57      9.4        2,028      1,854      174       9.4
Intrastate access service                 208       192       16      8.3          608        571       37       6.5
Long-distance network services            231       272     (41)   (15.1)          721        840    (119)    (14.2)
Other services                            257       237       20      8.4          707        683       24       3.5
                                     --------- --------- -------- --------    --------- ---------- -------- ---------
Total                                  $2,673    $2,515     $158      6.3       $7,803     $7,480     $323       4.3
==================================== ========= ========= ======== ======== == ========= ========== ======== =========

Local Service Revenues. Local service revenues increased during the three- and nine-month periods predominately as a result of access line growth, and increased demand for new product and service offerings and existing central office features. Total reported access lines increased 576,000, or 3.8 percent, during the past 12 months, of which 274,000 was attributable to second lines. Second-line installations increased 28 percent during the past 12 months. Access lines grew 663,000, or 4.3 percent, when adjusted for sales of approximately 87,000 rural telephone access lines during the past 12 months. Also contributing to the revenue increase for both periods were rate increases in various states and interim compensation revenue from interexchange carriers as a result of the FCC's payphone orders which took effect in April 1997.


Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Partially offsetting the increases were lower wireless interconnection access prices mandated by the Telecommunications Act of 1996 (the "Telecommunications Act"). Local service revenue growth was also partially offset during the nine-month period by accruals of approximately $100 to recognize U S WEST Communications' estimated state regulatory liabilities. (See Note D - Contingencies - to the U S WEST Communications Group Combined Financial Statements.)

Interstate Access Service Revenues. Higher interstate access service revenues resulted from increased demand for private line services, access line growth and increases of 6.0 and 6.2 percent in billed interstate access minutes of use for the three- and nine-month periods, respectively. Also contributing to the increases were the effects of sharing-related accruals for refunds to interexchange carriers recorded in 1996. These increases were partially offset by 1997 price reductions. Beginning July 1, 1997, the Communications Group reduced prices for interstate services as a result of the FCC's current price cap plan. The access rate reductions have an on-going annual revenue impact of approximately $165 which is reflected in lower interstate rates over twelve months beginning July 1, 1997.



Intrastate Access Service Revenues. Intrastate access service revenues increased largely as a result of increases of 13.3 and 11.4 percent in billed intrastate minutes of use for the three- and nine-month periods, respectively, and increased demand for private line services.

Long-Distance Network Service Revenues. Long-distance network service revenues decreased 15.1 and 14.2 percent for the three- and nine-month periods, respectively, primarily due to the effects of competition and the implementation of multiple toll carrier plans ("MTCPs") in Iowa and Nebraska in 1996, and in several states in 1997. The MTCPs essentially allow independent telephone companies to act as toll carriers and are net income neutral with the reduction in toll revenues largely offset by increased intrastate access revenues and lower access expense.

Excluding the effects of the MTCPs, long-distance network service revenues decreased by 11.0 and 9.4 percent for the three- and nine-month periods, respectively. The Communications Group believes that erosion of long-distance network service revenues will continue due to the loss of exclusivity of 1+ dialing in Minnesota and Arizona, effective in February and April 1996, respectively, and continued competitive dial-around activity in other states within the Communications Group's 14 state region. The Communications Group is responding to competition through competitive pricing of intraLATA long-distance services and increased promotional efforts to retain customers.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Other Services Revenues. Other services revenues increased primarily as a result of continued market penetration of voice messaging services and greater sales of inside wire maintenance and other unregulated products and services. Partially offsetting these increases was a reduction in contract revenues due to the completion of a large federal government telephony project in 1996.

Revenue growth at U S WEST Communications may be affected by pending regulatory actions in federal and local regulatory jurisdictions.

Costs and Expenses

----------------------------------------------------------------------------------------------------------------
                                     Three Months Ended    Increase        Nine Months Ended        Increase
                                       September 30,      (Decrease)          September 30,        (Decrease)
                                      1997      1996       $       %         1997      1996           $       %
----------------------------------------------------------------------------------------------------------------

Employee-related expenses             $951      $900      $51      5.7       $2,719     $2,688      $31      1.2
Other operating expenses               469       402       67     16.7        1,305      1,177      128     10.9
Taxes other than income taxes          103        94        9      9.6          308        291       17      5.8
Depreciation and amortization          534       545      (11)    (2.0)       1,591      1,580       11      0.7
Interest expense                       100       111      (11)    (9.9)         303        332      (29)    (8.7)
Gains on sales of rural telephone
   exchanges                            30         2       28        -           77         51       26     51.0
Other expense                           11        10        1     10.0           52         22       30        -
-----------------------------------------------------------------------------------------------------------------

Employee-Related Expenses. Employee-related expenses increased $51, or 5.7 percent, and $31, or 1.2 percent, during the three- and nine-month periods, respectively. The increases are primarily a result of higher contract labor costs. The contract labor increase reflects increased marketing and sales efforts, systems development work (which include expenses related to interconnection), and the launch of new products and services. Higher overtime costs also contributed to the employee-related expense increase during the three-month period; however, for the nine-month period, overtime costs decreased compared to the prior year. Additionally, during both periods lower salaries and wages related to employee reductions, which totaled 3,134 during the last 12 months, and lower conference and travel expenses were offset by increases in certain employee-related benefit costs.

Other Operating Expenses. Other operating expenses increased $67, or 16.7 percent, and $128, or 10.9 percent, during the three- and nine-month periods, respectively. The increases are predominantly a result of increased network software purchases (which include expenses related to interconnection), advertising costs and professional fees. Additionally, for the nine-month period, operating expenses increased as a result of a reserve adjustment associated with billing and collection activities performed for interexchange carriers and repair costs associated with flooding in North Dakota.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Partially offsetting the increases were reduced access expenses (primarily related to the implementation of the MTCPs in 1996 and 1997), completion of a large federal government telephony project in 1996 and a 1996 charge to discontinue the Omaha broadband video service trial. Lower materials and supplies expense also reduced other operating expenses during the nine-month period.

Taxes Other Than Income  Taxes.  Taxes other than income taxes  increased $9, or
9.6 percent, and $17, or 5.8 percent, for the three- and nine-month periods, respectively. The increase for the three-month period is a result of property tax true-ups in 1996. In addition to the property tax true-ups, the nine-month period increase was largely attributed to increased 1997 use taxes.

Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"). EBITDA increased 2.8 percent, to $1,150, and 4.4 percent, to $3,471, for the three- and nine-month periods, respectively. The increases are primarily due to higher demand for services and continued cost control efforts in the core business which accelerated in the latter half of 1996. Partially offsetting the increases for both periods were additional expenses related to interconnection. Accruals to recognize U S WEST Communications' estimated state regulatory liability further reduced the nine-month period increase. (See Note D -
Contingencies  -  to  the  U S  WEST  Communications  Group  Combined  Financial
Statements.) EBITDA excludes gains on sales of certain rural telephone exchanges. The Communications Group believes EBITDA is an important indicator of the operational performance of its businesses. EBITDA, however, should not be considered as an alternative to operating or net income as an indicator of the performance of the Communications Group's business or as an alternative to cash flows from operating activities as a measure of liquidity, in each case determined in accordance with GAAP.

Depreciation  and   Amortization.   Depreciation   expense   decreased  for  the
three-month period and increased during the nine-month period. During the three-month period, the effects of a higher depreciable asset base were offset by a third-quarter 1996 depreciation adjustment.

Interest Expense.  Interest expense  decreased $11, or 9.9 percent,  and $29, or
8.7 percent, for the three- and nine-month periods, respectively, due to lower average debt levels as compared to 1996. Partially offsetting the decrease for the nine-month period was a reduction in the amount of interest capitalized resulting from a lower average balance of telecommunications plant under construction.

Gains on Sales of Rural Telephone Exchanges. During the nine-month period, the Communications Group sold selected rural telephone exchanges in Iowa, South Dakota, Nebraska, Idaho, and Minnesota for pretax gains of $77. Certain Minnesota rural telephone exchanges were sold during third-quarter 1997 for a pretax gain of $30. The 1996 gains were a result of sales in Utah, North Dakota and South Dakota.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Other Expense. Other expense for the nine-month period increased primarily due to additional interest expense associated with the Communications Group's interstate sharing and state regulatory liabilities.

Provision for Income Taxes

------------------------------------------------------------------------------------------------
                               Three Months Ended                  Nine Months Ended
                                  September 30,      Percent          September 30,    Percent
                                1997        1996      Change        1997        1996    Change
------------------------------------------------------------------------------------------------

Provision for income taxes      $196        $169        16.0        $592        $537      10.2
Effective tax rate                 -           -           -        37.0%       37.3%        -
------------------------------------------------------------------------------------------------

The increase in the provision for income taxes resulted primarily from higher pretax earnings and lower amortization of investment tax credits.

Restructuring Charge

During the nine-month period ended September 30, 1997, the restructuring reserve decreased $55 to a balance of $68. Reserve usage is primarily a result of expenditures for 492 employee separations during the first nine months of 1997 and systems development costs. The restructuring plan is expected to be substantially complete by the end of 1997. Management continues to evaluate the remaining reserve balance and employee separations.


Liquidity and Capital Resources

Operating Activities

Cash provided by operations increased $535, to $2,892, for the nine-month period ended September 30, 1997, compared with the same period in 1996. The increase in operating cash flow is primarily due to business growth and continued cost control efforts in the core business, including efforts to manage working capital. Lower restructuring expenditures along with a decrease in the cash funding of postretirement benefits also contributed to the increase. Higher tax payments partially offset these increases.

Investing Activities

The Communications Group's capital expenditures were $1,307, on a cash basis, during the first nine months of 1997. The majority of the 1997 expenditures related to access line growth and continued improvement of the telecommunications network. Also included were interconnection costs and expenditures associated with entering wireless communications markets with the launch of PCS. The Communications Group anticipates capital expenditures will accelerate during fourth quarter and will include expenditures to launch PCS in additional markets and for interconnection requirements related to the Telecommunications Act.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in, millions), continued

Financing Activities

On October 27, 1997, the Company announced its intention to split Communications Group and Media Group into separate public companies. Under the terms of the proposed transaction, new U S WEST will include the telephone, data and wireless operations of the Communications Group, as well as the Yellow Pages and electronic directory businesses of Dex. Dex is currently part of the Media Group and will be transferred to the Communications Group as part of the proposed transaction. MediaOne Group will include the cable/broadband, wireless, and domestic and international investments of the Media Group.

Under the terms of the Dex Transfer, Media Group shareowners will receive shares of new U S WEST common stock for each share of Media Group common stock which represents their interest in Dex, totaling approximately $850. Also, Media Group debt will be reduced and Communications Group debt will be increased by $3.9 billion.

The transaction is subject to a number of approvals, including approvals by regulators and both shareowner groups, and receipt of a favorable ruling from the Internal Revenue Service. The split is expected to be complete in the second half of 1998.

In connection with the Company's announcement of its intention to split the Communications Group and the Media Group into separate public companies, Standard & Poor's placed U S WEST Communications' senior unsecured debt rating on credit watch with positive implications and reaffirmed U S WEST Communications' commercial paper ratings. Duffs & Phelps reaffirmed U S WEST Communications' senior unsecured debt and commercial paper ratings. U S WEST
Communications' senior unsecured debt rating remains under review by Moody's, which may result in a downgrading.

During the first nine months of 1997, debt decreased $748 and the percentage of debt to total capital decreased from 62.4 percent at December 31, 1996, to 57.6 percent, at September 30, 1997. The decrease in the percentage of debt to total capital is primarily a result of increased equity balances and lower debt levels. The lower debt levels have been partially driven by increased operating cash flows and lower capital expenditures.

During August 1997, U S WEST redeemed its LYONs. The convertible zero coupon subordinated notes had a recorded value of $303 attributed to the Communications Group. U S WEST allocated floating-rate debt, due on demand, to the Communications Group to finance the redemption.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Communications Group from time to time engages in preliminary discussions regarding restructurings, dispositions and other similar transactions. Any such transaction may include, among other things, the transfer of certain assets, businesses or interest, or the incurrence or assumption of indebtedness, and could be material to the financial condition and results of operations of U S WEST and the Communications Group. There is no assurance that any such discussion will result in the consummation of any such transaction.

Contingencies

At U S WEST Communications there are pending regulatory actions in local regulatory jurisdictions that call for price decreases, refunds or both. For a discussion of the specific pending regulatory items, see Note D Contingencies - to the U S WEST Communications Group Combined Financial Statements.

The Communications Group has accrued $125 at September 30, 1997, which represents its estimated liability for state regulatory proceedings. It is possible that the ultimate liability could exceed the recorded liability by an amount up to approximately $340. The Communications Group continues to monitor and evaluate the risks associated with its state regulatory environment, and will adjust estimates as new information becomes available.

Regulatory Environment

Interconnection

In August 1996, the FCC issued an order (the "FCC Order") establishing a framework of mandatory national rules that would enable the states and the FCC to begin implementing the local competition provisions of the Telecommunications Act. Among other things, the FCC Order established rigid costing and pricing rules which, from U S WEST's perspective, significantly impeded negotiations with new entrants to the local exchange market, state public utility commission ("PUC") interconnection rulemakings, and interconnection arbitration proceedings.

On July 18, 1997, the Eighth Circuit Court of Appeals (the "Eighth Circuit") vacated significant portions of the FCC Order. Most significantly, the Eighth Circuit ruled that jurisdiction over local interconnection prices rests with the states, not the FCC. The effect of the Eighth Circuit's decision is to have interconnection and unbundled network element pricing be resolved through negotiations or state PUC arbitration proceedings. Some of the FCC's unbundling rules, as well as its "pick and choose" provision, were also vacated by the Eighth Circuit.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

On  October   14,   1997,   the  Eighth   Circuit   clarified   that   incumbent
telecommunications providers are not required to make rebundled service offerings available to competitors at unbundled element pricing. This decision substantially reduces new entrants' ability to arbitrage between resale of finished services and the pricing of unbundled network elements.

The Eighth Circuit is reviewing the FCC's August 1997 order that required shared transport be made available in combination with local switching as an unbundled element. This review is pending.

Number Portability

Among other things, the Telecommunications Act requires all local exchange carriers ("LECs") to provide permanent number portability to facilitate local exchange competition. The FCC has established a schedule for deployment of number portability during 1998. This schedule includes 10 markets in U S WEST Communications' 14 state region. The FCC, however, has not issued cost recovery rules as required by the Telecommunications Act. On October 23, 1997, U S WEST filed a petition in the Tenth Circuit Court of Appeals (the "Tenth Circuit"), seeking an order which would require the FCC to issue its cost recovery rules. U S WEST Communications will also seek cost recovery through state ratemaking proceedings and interconnection cost recovery dockets. U S WEST Communications expects its estimated costs to deploy number portability will be significant over the next few years. Due to legal and regulatory uncertainties, U S WEST Communications cannot provide assurance the one-time costs of deploying number portability will ultimately be recovered.

Universal Service, Access Reform and Price Cap

On May 7, 1997, the FCC announced three decisions that will establish rules to implement the Universal Service provision of the Telecommunications Act (the "Universal Service Order"), as well as rules to restructure the access charge system (the "Access Reform Order") and the FCC's current price cap plan (the "Price Cap Order").

Universal Service

On July 17, 1997, U S WEST filed a petition with the FCC for reconsideration and clarification of certain issues in the Universal Service Order. Among other things, the Company requested the FCC to reconsider: 1) establishing a national fund to ensure high-cost support is sufficient, and 2) assessing contributions as explicit end-user surcharges. Appeals of other issues addressed by the Universal Service Order have been filed by various other companies.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Federal Access Reform

The FCC has ordered a substantial restructuring of interstate access pricing. A significant portion of the services that have been charged using minutes-of-use pricing will now be charged using a combination of minutes-of-use rates, presubscribed interexchange carrier charges ("PICCs") and subscriber line charges ("SLCs"). Although an increase in the SLC to multi-line business users occurred on July 1, 1997, the bulk of the mandated pricing changes will occur on January 1, 1999. Additional mandated pricing changes will also occur on January 1, 1999 through 2001. The net effect of these changes will be to decrease minutes-of-use charges up to 60 percent and increase flat-rate charges (i.e. PICCs and SLCs). Although the effects of the mandated pricing changes beginning January 1, 1998 will initially be revenue neutral, the Access Reform Order coupled with the Price Cap Order, will over time reduce the revenues the Company derives from interstate access charges. Competition from competitive LECs will also affect the Company's access revenues.

U S WEST and other incumbent LECs have appealed the Access Reform Order. U S WEST's primary challenge is that the FCC acted unlawfully by exempting purchasers of unbundled network elements from payment of interstate access charges, while not providing for the immediate replacement of subsidies contained within those same access charges. This case is pending in the Eighth Circuit and will be heard in January 1998.

Price Cap Order

The FCC's Price Cap Order requires LECs that are subject to price cap regulation to increase their price cap index productivity factor to 6.5 percent. The order eliminated the lower productivity factor options (i.e. 4.0 percent and 4.7 percent) that required sharing of earnings above a specified level and required LECs to set their 1997 price cap index assuming that the 6.5 percent factor had been in effect at the time of the 1996 tariff filing.

As mandated by the Price Cap Order, the price cap index in U S WEST Communications' 1997 interstate access tariff filing was established assuming that the 6.5 percent productivity factor had been in effect at the time of the 1996 tariff filing. The access rate reductions have an on-going annual revenue impact of approximately $165 which are being reflected through lower interstate rates over twelve months beginning July 1, 1997.

On June 23, 1997, U S WEST petitioned the Tenth Circuit for a review of the Price Cap Order. The Tenth Circuit has transferred review of the Price Cap Order to the District of Columbia Court of Appeals. Among other things, U S WEST and other appellants are requesting the District of Columbia Court of Appeals to review the use of a 6.5 percent productivity factor and the retroactive application of the 6.5 percent productivity factor to July 1, 1996 when determining the price cap index for the 1997 price cap filing. This case will be heard in 1998.

Form 10-Q - Part I

COMBINED STATEMENTS OF OPERATIONS                          U S WEST MEDIA GROUP
(Unaudited)
---------------------------------------------------------------------------------------------------------
                                                    Three Months Ended             Nine Months Ended
                                                       September 30,                 September 30,
Dollars in millions (except per share amounts)      1997           1996           1997           1996
---------------------------------------------------------------------------------------- --------------
Sales and other revenues:
   Cable and broadband                                $590        $ 60          $1,735           $176
   Wireless communications                             373         315           1,071            869
   Directory and information services                  299         316             927            908
   Other                                                 8           3              21             12
                                                  --------- ----------- --------------- --------------
      Total sales and other revenues                 1,270         694           3,754          1,965

Operating expenses:
   Cost of sales and other revenues                    416         221           1,252            626
   Selling, general and administrative expenses        385         242           1,065            698
   Depreciation and amortization                       301          79             904            216
                                                  --------- ----------- --------------- --------------
      Total operating expenses                       1,102         542           3,221          1,540
                                                  --------- ----------- --------------- --------------

Income from operations                                 168         152             533            425

Interest expense                                       179          30             520             80
Equity losses in unconsolidated ventures               177          81             495            224
Gains on sales of investments                           13           -             108              -
Guaranteed minority interest expense                    22          12              66             36
Other income (expense) - net                            (5)         10             (14)           (24)
                                                  --------- ----------- --------------- --------------

Income (loss) before income taxes and
    extraordinary item                                (202)         39            (454)            61
Provision (benefit) for income taxes                   (61)         21            (107)            51
                                                  --------- ----------- --------------- --------------
Income (loss) before extraordinary item               (141)         18            (347)            10
Extraordinary item:
    Early extinguishment of debt, net of tax            (3)          -               -              -
                                                  --------- ----------- --------------- --------------
NET INCOME (LOSS)                                    $(144)        $18           $(347)           $10
                                                  ========= =========== =============== ==============

Dividends on preferred stock                            14           1              39              3
                                                  --------- ----------- --------------- --------------

EARNINGS (LOSS) AVAILABLE FOR
    COMMON STOCK                                     $(158)        $17           $(386)            $7
                                                  ========= =========== =============== ==============

EARNINGS (LOSS) PER COMMON SHARE                    $(0.26)      $0.04          $(0.64)         $0.01
                                                  ========= =========== =============== ==============

AVERAGE COMMON SHARES
    OUTSTANDING (thousands)                        606,729     473,902         606,568        473,501


See Notes to Combined Financial Statements.

Form 10-Q - Part I

COMBINED BALANCE SHEETS                                    U S WEST MEDIA GROUP
(Unaudited)
-------------------------------------------------------------------------------
                                                September 30,     December 31,
Dollars in millions                                      1997             1996
-------------------------------------------------------------------------------

ASSETS

Current assets:
     Cash and cash equivalents                      $      63        $     121
     Accounts and notes receivable - net                  533              508
     Deferred directory costs                             250              259
     Receivable from Communications Group                  90               92
     Marketable securities                                  -               58
     Other                                                 87              101
                                              ---------------- ----------------

Total current assets                                    1,023            1,139
                                              ---------------- ----------------

Gross property, plant and equipment                     6,109            5,111
Accumulated depreciation                                1,347              836
                                              ---------------- ----------------

Property, plant and equipment - net                     4,762            4,275

Investment in Time Warner Entertainment                 2,483            2,477
Net investment in international ventures                1,370            1,548
Intangible assets - net                                12,327           12,595
Net investment in assets held for sale                    410              409
Other assets                                            1,372            1,618
                                              ---------------- ----------------

Total assets                                          $23,747          $24,061
                                              ================ ================





See Notes to Combined Financial Statements.

Form 10-Q - Part I

COMBINED BALANCE SHEETS                                    U S WEST MEDIA GROUP
(Unaudited), continued
---------------------------------------------------------------------------------------------
                                                           September 30,         December 31,
Dollars in millions                                                 1997                 1996
---------------------------------------------------------------------------------------------

LIABILITIES AND EQUITY

Current liabilities:
     Short-term debt                                          $    1,560             $    217
     Due to Continental Cablevision shareowners                        -                1,150
     Accounts payable                                                347                  425
     Deferred revenue and customer deposits                          126                  129
     Other                                                           890                  795
                                                             ------------   -----------------

Total current liabilities                                          2,923                2,716
                                                         ----------------   -----------------


Long-term debt                                                     8,398                8,636
Deferred income taxes                                              3,553                3,600
Deferred credits and other                                           412                  346

Company-obligated mandatorily redeemable preferred
   securities of subsidiary trust holding solely Company-
   guaranteed debentures                                           1,080                1,080
Preferred stock subject to mandatory redemption                      100                   51

Media Group equity                                                 7,281                7,632
                                                         ----------------   -----------------

Total liabilities and equity                                     $23,747              $24,061
                                                         ================   =================






See Notes to Combined Financial Statements.

Form 10-Q - Part I

COMBINED STATEMENTS OF CASH FLOWS                          U S WEST MEDIA GROUP
(Unaudited)
-------------------------------------------------------- -----------------------
                                                           Nine Months Ended
                                                             September 30,
Dollars in millions                                       1997           1996
-------------------------------------------------------- ---------- ---------

OPERATING ACTIVITIES
   Net income (loss)                                       $  (347)   $    10
   Adjustments to net income (loss):
      Depreciation and amortization                            904        216
      Equity losses in unconsolidated ventures                 495        224
      Gains on sales of investments                           (108)         -
      Deferred income taxes                                   (106)       (57)
      Provision for uncollectibles                              70         46
   Changes in operating assets and liabilities:
      Accounts and notes receivable                           (111)      (115)
      Deferred directory costs and other                       (14)         5
      Accounts payable and accrued liabilities                  41         45
   Other adjustments - net                                      65         46
                                                         ---------- ---------
   Cash provided by operating activities                       889        420
                                                         ---------- ---------

INVESTING ACTIVITIES
   Expenditures for property, plant and equipment           (1,087)      (361)
   Payment to Continental Cablevision shareowners           (1,150)         -
   Investment in international ventures                       (315)      (227)
   Proceeds from sales of investments                          703          -
   Cash from net investment in assets held for sale            242        176
   Other - net                                                (197)       (41)
                                                         ---------- ---------
   Cash (used for) investing activities                     (1,804)      (453)
                                                         ---------- ---------

FINANCING ACTIVITIES
   Repayments of short-term debt - net                      (2,815)        (8)
   Proceeds from issuance of long-term debt                  4,123        330
   Repayments of long-term debt                               (377)      (283)
   Dividends paid on preferred stock                           (36)        (3)
   Proceeds from issuance of common stock                       15         31
   Purchases of treasury stock                                 (53)         -
                                                         ----------  ---------
   Cash provided by financing activities                       857         67
                                                         ----------  ---------

CASH AND CASH EQUIVALENTS
   Increase (decrease)                                         (58)        34
   Beginning balance                                           121         20
                                                         ==========  =========
   Ending balance                                        $      63   $     54
                                                         ==========  =========

See Notes to Combined Financial Statements.

Form 10-Q - Part I

                              U S WEST MEDIA GROUP
                     NOTES TO COMBINED FINANCIAL STATEMENTS
        For the Three and Nine Months Ended September 30, 1997 and 1996
                             (Dollars in millions)
                                  (Unaudited)

A.   Summary of Significant Accounting Policies

Basis of Presentation. U S WEST, Inc. ("U S WEST" or the "Company") has two classes of common stock that are intended to reflect separately the performance of its communications and multimedia businesses. One class of stock, U S WEST Communications Group ("Communications Group"), reflects the communications businesses of U S WEST and the other class of stock, U S WEST Media Group ("Media Group"), reflects the multimedia businesses of U S WEST.

The Combined Financial Statements have been prepared by U S WEST pursuant to the interim reporting rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally accompanying financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of U S WEST's management, the Combined Financial Statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial information set forth therein. It is suggested that these Combined Financial Statements be read in conjunction with the 1996 U S WEST Consolidated Financial Statements, the U S WEST Media Group Combined Financial Statements and the U S WEST Communications Group Combined Financial Statements and notes thereto included in U S WEST's proxy statement mailed to all shareowners on April 7, 1997.

 B.   U S WEST Split

On October 27, 1997, the Company announced its intention to split Communications Group and Media Group into separate public companies. Communications Group will be renamed U S WEST, Inc. ("new U S WEST") and Media Group will be renamed MediaOne Group, Inc. ("MediaOne Group"). Under the terms of the proposed transaction, new U S WEST will include the telephone, data and wireless operations of Communications Group, as well as the Yellow Pages and electronic directory businesses of U S WEST Dex, Inc. ("Dex"). Dex is currently part of Media Group and will be transferred to Communications Group as part of the proposed transaction (the "Dex Transfer"). MediaOne Group will include the cable/broadband, wireless, and domestic and international investments of Media Group.

Under the terms of the proposed split, Communications Group shareowners will receive one share of new U S WEST common stock for each share of Communications Group common stock. Media Group shareowners will receive one share of MediaOne Group common stock for each share of Media Group common stock. In addition, Media Group shareowners will receive shares of new U S WEST common stock for each share of Media Group common stock which represents their interest in Dex, totaling approximately $850. Under the terms of the Dex Transfer, Media Group debt will be reduced and Communications Group debt will be increased by $3.9 billion.

Form 10-Q - Part I

                              U S WEST MEDIA GROUP
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (Dollars in millions)
                                  (Unaudited)

 B.   U S WEST Split (continued)

The transaction is subject to a number of approvals, including approvals by regulators and both shareowner groups, and receipt of a favorable ruling from the Internal Revenue Service. The split is expected to be complete in the second half of 1998.

C.  AirTouch Transaction

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

In February 1997, the King County Superior Court (the "Court") in Washington state ruled that a subsidiary of Media Group violated the terms of its partnership agreement with its minority partners in the Seattle cellular partnership by entering into the AirTouch Joint Venture. The Company currently is complying with the Court's order which requires the Company to issue a right of first refusal to the minority partners with respect to the subsidiary's limited partnership interest. The Court authorized the limited partners to take legally appropriate steps to secure unanimous agreement for a substitute for the Company as the general partner. A motion is pending before the Court to extend the August 15, 1997 deadline for such agreement. The Company retains its right to appeal unfavorable rulings before transferring any partnership interest in the Seattle cellular partnership. Similar litigation has been filed in other jurisdictions regarding other cellular partnerships by the same minority partner that brought the Seattle litigation. The Company is also seeking declaratory relief from the Delaware Chancery Court. The Company believes it will ultimately be successful in all litigation asserting that the Company's entering into the AirTouch Joint Venture violated its partnership agreements with its minority partners.

Media Group and AirTouch have agreed not to proceed to Phase II of the AirTouch Joint Venture before May 5, 1998. In Phase II of the AirTouch Joint Venture, the partners will combine those domestic cellular properties for which authorizations and partnership approvals have been obtained. Media Group has the right under Phase III of the AirTouch Joint Venture agreement to convert its joint venture interest into AirTouch stock.

Form 10-Q - Part I

                              U S WEST MEDIA GROUP
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (Dollars in millions)
                                  (Unaudited)

D.  Asset Sales and Restructurings

Marketable Securities and Investments. During the third quarter of 1997, Media Group sold 1,840,000 shares of Teleport Communications Group, Inc. ("TCG") for a pretax gain of $13. In November 1997, Media Group sold its remaining interest in TCG for net proceeds of $433.

Pursuant to a settlement agreement, Media Group transferred its investment in Optus Vision, an Australian cable and telecommunications venture, to Optus Communications Pty Ltd., ("Optus Communications"), an Australian telecommunications carrier, in the third quarter of 1997. Media Group received a convertible note which can be converted to shares of Optus Communications upon satisfaction of various conditions, such as a public offering of Optus Communications' shares. The settlement released the Company from litigation and future claims.

Cable Systems. During the second quarter of 1997, Media Group reached definitive agreements to sell its cable systems in Minnesota and Idaho. The system sales are subject to federal and local regulatory approvals, including the transfer of franchises, and are scheduled to close in early 1998. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company has stopped depreciating the systems held for sale. These cable systems contributed $12 and $19 of operating income during the three- and nine-month periods ended September 30, 1997, respectively.

E.  Debt Extinguishment

During August 1997, U S WEST redeemed its Liquid Yield Option Notes ("LYONs"). The convertible zero coupon subordinated notes were due June 25, 2011. Upon redemption, the recorded value of the notes attributed to Media Group was $268. The debt extinguishment resulted in a loss of $3 (net of income tax benefits of $2) primarily related to the write-off of deferred debt issuance costs. This loss is reflected as an extraordinary charge in the accompanying Combined
Statements of Operations. U S WEST financed the redemption with floating rate commercial paper.

Form 10-Q - Part I

                              U S WEST MEDIA GROUP
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (Dollars in millions)
                                  (Unaudited)

F.  Media Group Equity

Following is a reconciliation of Media Group equity:
     Beginning balance, January 1, 1997                            $7,632
        Net loss                                                     (347)
        Market value adjustment for debt and equity securities         88
        Treasury stock purchases                                      (53)
        Foreign currency translation                                  (43)
        Preferred dividends                                           (39)
        Company LESOP guarantee                                        19
        Common stock issuances                                         15
        Other                                                           9
                                                                 ---------
     Ending balance, September 30, 1997                            $7,281
                                                                 =========

Market value adjustments of $88 (net of income tax expenses of $69) result primarily from recording TCG equity securities at market value.

The foreign currency translation adjustment of $43 (net of income tax benefits of $28) is primarily related to investments in Malaysia and Hungary.

G.  MediaOne, Inc. Relocation

On August 6, 1997, Media Group announced it will relocate the corporate offices of its domestic cable operations, MediaOne, Inc., from Boston to Denver. The move is designed to improve operations through better alignment and focus, and will occur in phases through mid-1998. Media Group incurred a pretax charge of $30 ($18 after tax) in third-quarter 1997 for costs related to the move and management changes.

H.  Subsequent Events

Fintelco, S.A. On October 27, 1997, Media Group sold its 90 percent interest in Fintelco, S.A., ("Fintelco"), a cable and telecommunications venture located in Argentina, for proceeds of approximately $640. Media Group acquired an additional 40 percent interest in Fintelco in August 1997, to bring its total interest in Fintelco to 90 percent.

International Directories. On October 1, 1997, Media Group sold U S WEST Polska, its wholly owned directory operation in Poland, for proceeds of approximately $30. This sale combined with the second-quarter 1997 sale of Thomson Directories has resulted in the disposition of Media Group's wholly owned international directory operations.

Form 10-Q - Part I

                              U S WEST MEDIA GROUP
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (Dollars in millions)
                                  (Unaudited)

I.  Net Investment in Assets Held for Sale

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

The components of net investment in assets held for sale follow:

------------------------------------------------------- --------------- ---------------
                                                         September 30,    December 31,
                                                                  1997            1996
------------------------------------------------------- --------------- ---------------
ASSETS
Cash and cash equivalents                                     $     52        $     21
Finance receivables - net                                          806             869
Investment in real estate - net of valuation allowance             158             182
Bonds, at market value                                             118             146
Investment in FSA                                                  351             326
Other assets                                                       179             165
                                                        --------------- ---------------
Total assets                                                    $1,664          $1,709
                                                        =============== ===============

LIABILITIES
Debt                                                            $  421          $  481
Deferred income taxes                                              685             671
Accounts payable, accrued liabilities and other                    137             137
Minority interests                                                  11              11
                                                        --------------- ---------------
Total liabilities                                                1,254           1,300
                                                        --------------- ---------------

Net investment in assets held for sale                          $  410          $  409
======================================================= =============== ===============

Building sales and operating revenues of the capital assets segment were $13 and $91 for the three- and nine-month periods ended September 30, 1997, respectively, and $110 and $161 for the three- and nine-month periods ended September 30, 1996, respectively.

Form 10-Q - Part I

                              U S WEST MEDIA GROUP
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (Dollars in millions)
                                  (Unaudited)

I.  Net Investment in Assets Held for Sale (continued)

Revenues of U S WEST Financial Services, Inc. ("USWFS"), a member of the capital assets segment, were $5 and $16 for the three- and nine-month periods ended September 30, 1997, respectively, and $6 and $20 for the three- and nine-month periods ended September 30, 1996, respectively. Selected financial data for USWFS follows:

-------------------------------------------------------------------------------
                                            September 30,          December 31,
                                                     1997                  1996
-------------------------------------------------------------------------------

Net finance receivables                            $  850               $   859
Total assets                                        1,208                 1,058
Total debt                                            397                   236
Total liabilities                                   1,139                   998
Equity                                                 69                    60
---------------------------------------------------------- ---------------------

In September 1997, USWFS pledged certain finance receivables as collateral for a nonrecourse loan totaling $173. The loan bears interest at an annual rate of 7.2 percent and matures in the year 2009.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions)

The following discussion is based on the U S WEST Media Group Combined Financial Statements prepared in accordance with GAAP. The discussion should be read in conjunction with the U S WEST, Inc. Consolidated Financial Statements. On November 15, 1996, Continental Cablevision, Inc. ("Continental") was merged into a wholly owned subsidiary of U S WEST (the "Continental Merger"). Pro forma discussions give effect to the Continental Merger as though it had occurred as of January 1, 1996. A discussion of Media Group's operations on a proportionate basis follows the GAAP discussion.

Results of Operations - Three and Nine Months Ended September 30, 1997 Compared with 1996

Sales and Other Revenues
-----------------------------------------------------------------------------------------
                                                                                Pro forma
                                                           Percent   Pro forma   Percent
Three Months Ended September 30,          1997      1996   Change      1996      Change
-------------------------------------- -------- --------- --------  ----------  ---------
Cable and broadband:
     Domestic                           $  584    $   60        -      $ 527      10.8
     International                           6         -        -          -         -
                                       -------- --------- --------  ----------  ---------
                                           590        60        -        527      12.0
Wireless communications:
     Domestic:
        Cellular service                   331       286     15.7        286      15.7
        Cellular equipment                  42        29     44.8         29      44.8
                                       -------- --------- -------- ----------   ---------
                                           373       315     18.4        315      18.4
Directory and information services:
     Domestic                              296       276      7.2        276       7.2
     International                           3        40    (92.5)        40     (92.5)
                                       -------- --------- -------- ----------   ---------
                                           299       316     (5.4)       316      (5.4)
Other                                        8         3        -          3         -
                                       -------- --------- -------- ----------   ---------
Sales and other revenues                $1,270      $694     83.0     $1,161       9.4
====================================== ======== ========= ======== ==========   =========

-----------------------------------------------------------------------------------------
                                                                                Pro forma
                                                          Percent   Pro forma    Percent
Nine Months Ended September 30,           1997      1996   Change      1996      Change
-----------------------------------------------------------------------------------------
Cable and broadband:
     Domestic                           $1,721   $   176       -     $1,579       9.0
     International                          14         -       -          -         -
                                       -------- --------- -------- ---------- ---------
                                         1,735       176       -      1,579       9.9
Wireless communications:
     Domestic:
        Cellular service                   961       792    21.3        792      21.3
        Cellular equipment                 110        77    42.9         77      42.9
                                       -------- --------- -------- ---------- ---------
                                         1,071       869    23.2        869      23.2
Directory and information services:
     Domestic                              879       826     6.4        826       6.4
     International                          48        82   (41.5)        82     (41.5)
                                       -------- --------- -------- ---------- ---------
                                           927       908     2.1        908       2.1
Other                                       21        12    75.0         12      75.0
                                       -------- --------- -------- ---------- ---------
 Sales and other revenues               $3,754    $1,965    91.0     $3,368      11.5
=======================================================================================

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Media Group sales and other revenues increased 83.0 percent, to $1,270, and 91.0 percent, to $3,754, for the three- and nine-month periods ended September 30, 1997, respectively. On a pro forma basis, Media Group sales and other revenues increased 9.4 percent and 11.5 percent, for the three- and nine-month periods, respectively. The pro forma increases were primarily a result of growth in domestic cable and broadband revenues, and domestic cellular service revenues.

Cable and Broadband. On a pro forma basis, domestic cable and broadband revenues increased 10.8 percent, to $584, and 9.0 percent, to $1,721, for the three- and nine-month periods ended September 30, 1997, respectively. The increases resulted primarily from price increases of approximately 6 to 8 percent, the addition of new channels and basic subscriber increases of approximately 2 percent. Increases in direct broadcast satellite ("DBS") service, and equipment and installation revenues also contributed to the increases in revenue. DBS service revenues increased primarily as a result of a 41.9 percent increase in DBS customers in 1997. During the nine-month period, pay-per-view revenues also contributed to the revenue increase.

Results for 1997 international cable and broadband revenues reflect the fourth-quarter 1996 consolidation of Kabel Plus a.s. ("Kabel Plus"), Media Group's cable operation in the Czech Republic.

Wireless Communications. Cellular service revenues increased 15.7 percent, to $331, and 21.3 percent, to $961, for the three- and nine-month periods ended September 30, 1997, respectively. These increases are a result of a 32.1 percent increase in subscribers during the last twelve months, partially offset by a
10.2 percent decrease (12.7 percent decrease in the three-month period) in average revenue per subscriber to $47.99 per month. The increase in subscribers relates to continued growth in demand for wireless services, as well as the 1997 introduction of digital wireless services in several major markets. Media Group believes that increasing competition in Media Group wireless markets, including new market entrants offering personal communication services ("PCS") technology, will contribute to continued decreases in revenue per subscriber and slowing subscriber growth.

Cellular equipment revenues increased 44.8 percent, to $42, and 42.9 percent, to $110, for the three- and nine-month periods ended September 30, 1997, respectively. These increases are primarily a result of an increase in unit sales associated with increased gross customer additions during 1997 and the introduction of digital handsets. These volume increases were partially offset by a decrease in selling price per analog unit.

In Phase II of the AirTouch Joint Venture, Media Group and AirTouch will combine those domestic cellular properties for which authorizations and partnership approvals have been obtained. Media Group has the right under Phase III of the AirTouch Joint Venture agreement to convert its joint venture interest into AirTouch stock. See Note C - AirTouch Transaction - to the U S WEST Media Group Combined Financial Statements.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Directory and Information Services. Revenues related to Yellow Pages directory advertising represent 99 percent of domestic directory and information services. Yellow Pages directory advertising revenues increased 6.9 percent, to $293 and $868, during the three-and nine-month periods ended September 30, 1997, respectively. The increases are largely a result of a 7.2 percent increase in revenue per local advertiser, on a comparable basis, primarily resulting from price increases of 4.6 percent and an increase in volume and complexity of advertisements sold. These increases are offset slightly by decreased revenue associated with exited product lines which were nonstrategic to the directory business. Revenues related to interactive and other services comprise the remaining domestic directory and information services revenues and totaled $3 and $11 for the three- and nine-month periods, respectively.

In October 1997, U S WEST announced its intention to split Media Group and Communications Group into separate public companies. Concurrently, the Yellow Pages and electronic directory businesses of Dex will be transferred from Media Group to Communications Group. See Note B - U S WEST Split - to the U S WEST Media Group Combined Financial Statements.

In October 1997, Media Group sold U S WEST Polska, its directory operation in Poland. In June 1997, Media Group sold Thomson Directories, its directory operation in the United Kingdom. These transactions have resulted in the disposition of Media Group's wholly owned international directory operations. See Note H - Subsequent Events - to the U S WEST Media Group Combined Financial Statements.

Operating Income

-----------------------------------------------------------------------------------------
                                                                                Pro forma
                                                          Percent   Pro forma    Percent
Three Months Ended September 30,         1997     1996    Change      1996      Change
-----------------------------------------------------------------------------------------

Cable and broadband:
     Domestic                           $(16)    $ (5)          -      $(20)     (20.0)
     International                        (2)        -          -         -          -
                                      -------- --------  ---------  ----------  ----------
                                         (18)      (5)          -       (20)     (10.0)
Wireless communications:
    Domestic                              107       90       18.9        90       18.9
    International                          (3)       -          -         -          -
                                      -------- -------- ----------  ---------   ----------
                                          104       90       15.6        90       15.6
Directory and information services:
    Domestic                              135      101       33.7       101       33.7
    International                          (2)       3          -         3          -
                                      -------- -------- ----------  ---------   ----------
                                          133      104       27.9       104       27.9
Other (see Note 1)<F1>                    (51)     (37)      37.8       (37)      37.8
                                      -------- -------- ----------  ---------   ----------

Operating income                         $168     $152       10.5      $137       22.6
============================================== ======== ========== ========= ==========

<F1>
Note 1 - Primarily includes headquarters expenses for shared services and divisional expenses associated with international equity investments.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Operating Income (continued)

--------------------------------------- --------------------------- ---------- ------------- ------------
                                                                                              Pro forma
                                                                      Percent   Pro forma      Percent
Nine Months Ended September 30,                1997          1996      Change      1996        Change
--------------------------------------- ------------- ------------- ---------- ------------- ------------
Cable and broadband:
     Domestic                                  $(35)         $   3          -       $(38)        (7.9)
     International                               (9)             -          -          -            -
                                        ------------- ------------- ---------- ------------- ------------
                                                (44)             3          -        (38)        15.8
Wireless communications:
     Domestic                                   302            200       51.0        200         51.0
     International                              (12)             -          -          -            -
                                        ------------- ------------- ---------- ------------- ------------
                                                 290           200       45.0        200         45.0
Directory and information services:
    Domestic                                     397           326       21.8        326         21.8
    International                                (11)           (8)      37.5         (8)        37.5
                                        ------------- ------------- ---------- ------------- ------------
                                                 386           318       21.4        318         21.4
Other (see Note 1)<F1>                           (99)          (96)       3.1        (96)         3.1
                                        ------------- ------------- ---------- ------------- ------------

Operating income                                $533          $425       25.4       $384         38.8
======================================= ============= ============= ========== ============= ============

Note 1 - Primarily includes headquarters expenses for shared services and divisional expenses associated with international equity investments.

During the three- and nine-month periods ended September 30, 1997, Media Group operating income increased 10.5 percent and 25.4 percent, to $168 and $533, respectively. On a pro forma basis, operating income increased 22.6 percent and
38.8 percent, for the same periods. The pro forma increases were due primarily to growth in domestic wireless and domestic directory operations.

Media Group EBITDA more than doubled in 1997, to $469 and $1,437, for the three- and nine-month periods ended September 30, 1997, respectively, due primarily to the Continental Merger. On a pro forma basis, Media Group EBITDA increased 9.1 percent and 15.8 percent, for the same periods, due primarily to growth in domestic wireless and domestic directory operations. Media Group considers EBITDA an important indicator of the operational strength and performance of its businesses. EBITDA, however, should not be considered an alternative to operating or net income as an indicator of the performance of Media Group's businesses, nor as an alternative to cash flows from operating activities as a measure of liquidity, in each case determined in accordance with GAAP.

Cable and Broadband. On a pro forma basis, cable and broadband operating losses decreased $2, to $18, and increased $6, to $44, for the three- and nine-month periods ended September 30, 1997, respectively. International cable and broadband results contributed operating losses of $2 and $9, for the three- and nine-month periods, respectively. Consolidated results for Kabel Plus are reflected in Media Group's results beginning in fourth-quarter of 1996.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Domestic cable and broadband operating losses decreased $4 for the three-month period compared with pro forma 1996. The decrease was a result of a $3 increase in EBITDA, to $227, and a $1 decrease in depreciation and amortization expense. An increase of $12, or 5.1 percent, in core cable EBITDA was partially offset by increased costs of $9, primarily related to the deployment of high-speed data services and change in brand name to "MediaOne". The core cable EBITDA increase is primarily a result of increased revenues, partially offset by higher programming fees resulting from rate increases and subscriber growth. Increased personnel costs related to customer service initiatives also offset the growth in EBITDA.

During the nine-month period, domestic cable and broadband operating losses decreased $3, to $35, compared with pro forma 1996. The decrease was a result of a $15 increase in EBITDA, to $687, offset by a $12 increase in depreciation and amortization expense. Increases of $42, or 6.1 percent, in core cable EBITDA and $5 in DBS service EBITDA were partially offset by increased costs of $32. Deployment of high-speed data services and the brand name change contributed to cost increases. Core cable EBITDA growth is primarily a result of increased revenues, partially offset by higher programming fees resulting from rate increases and subscriber growth. Increased personnel costs related to customer service initiatives also offset the growth in EBITDA. Media Group expects to incur additional costs related to the brand name change during the remainder of 1997, as well as for the deployment of high-speed data.

Wireless Communications. Domestic wireless communications operating income increased 18.9 percent, to $107, and 51.0 percent, to $302, for the three- and nine-month periods, respectively. These increases are a result of revenue increases associated with 32.1 percent subscriber growth, combined with efficiency gains. These increases were somewhat offset by decreased revenue per subscriber, caused primarily by promotional pricing to retain subscribers and remain competitive with other wireless service providers. On a per subscriber basis, the 1997 decline in revenue of 10.2 percent has been more than offset by a 19.8 percent decrease in the costs to acquire and support customers. During third-quarter 1997, marketing and related costs to launch digital services in three markets combined with the promotional pricing contributed to slowing growth in operating income and EBITDA. Domestic cellular EBITDA increased 20.5 percent, to $153, and 41.7 percent, to $435, for the three- and nine-month periods, respectively. Efficiencies have contributed to an increase in 1997 domestic cellular EBITDA margins to 46.2 percent and 45.3 percent for the three- and nine-month periods, respectively, compared with 44.4 percent and 38.8 percent in 1996. Media Group believes that increasing competition in Media Group wireless markets, including new market entrants offering PCS technology, will contribute to continued decreases in revenue per subscriber and slowing subscriber growth.

Domestic cellular depreciation increased 18.9 percent, to $44, and 22.4 percent, to $131, respectively, for the three- and nine-month periods. These increases are largely a result of network upgrades.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

International wireless communications operating losses of $3 and $12 for the three- and nine-month periods, respectively, reflect the fourth-quarter 1996 consolidation of Russian Telecommunications Development Corporation, ("RTDC"), a Russian venture, which holds wireless investments.

Directory and Information Services. During the three- and nine-month periods ended September 30, 1997, operating income related to domestic Yellow Pages directory advertising increased 9.0 percent, to $145, and 6.8 percent, to $422, respectively, excluding the one-time effect of a third-quarter 1996 charge of $25 to reorganize and reduce headcount. Revenue increases and cost savings associated with headcount reductions (primarily in the nine-month period) were partially offset by increased printing, paper and sales support costs. These cost increases were associated with an increase in the volume and complexity of advertisements sold.

Operating losses associated with ongoing product development activities, which include development costs for internet content services, are included in domestic directory and information services operating income. For the three-month period, the operating losses increased $3, to $10, partially a result of developing internet content services in 1997. For the nine-month period operating losses decreased $18, to $25, primarily the result of discontinuing various product development activities in 1996.

EBITDA related to domestic Yellow Pages directory  advertising service increased
10.2 percent, to $151, and 9.6 percent, to $446, for the three- and nine-month periods, respectively, excluding the one-time effect of the third-quarter 1996 charge of $25 to reorganize and reduce headcount. The EBITDA margin for both the three- and nine-month periods ended September 30, 1997 was 51 percent compared to 50 percent for the same periods in 1996, on a comparable basis.

Other. During the three- and nine-month periods, other operating losses increased $14, to $51, and $3, to $99, respectively. The increases were due primarily to a third-quarter 1997 charge of $30 for management changes and moving costs related to the MediaOne, Inc. move from Boston to Denver. This charge was partially offset by savings associated with lower international staff levels in 1997, combined with a third-quarter 1996 charge of $10 related to the staff reductions.

Interest Expense and Other

----------------------------------------------------------------------------------------------------------
                                                                                            Pro forma
                                                                     Percent   Pro forma     Percent
Three Months Ended September 30,                1997        1996     Change      1996        Change
------------------------------------------- --------- ----------- ------------ ----------  ----------
Interest expense                               $ 179       $  30         -          $176         1.7
Equity losses in unconsolidated ventures         177          81         -            94        88.3
Gains on sales of investments                     13           -         -             -           -
Guaranteed minority interest expense              22          12      83.3            12        83.3
Other income (expense) - net                     (5)          10         -             8           -
------------------------------------------- --------- ----------- ------------ ----------  ----------

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Interest Expense and Other (continued)

--------------------------------------------------------------------------------------------------
                                                                                        Pro forma
                                                                  Percent   Pro forma    Percent
Nine Months Ended September 30,               1997        1996    Change      1996       Change
------------------------------------------ --------- --------- ----------  -----------  ----------

Interest expense                             $ 520     $  80          -        $516         0.8
Equity losses in unconsolidated ventures       495       224          -         260        90.4
Gains on sales of investments                  108         -          -           -           -
Guaranteed minority interest expense            66        36       83.3          36        83.3
Other expense - net                             14        24      (41.7)         32       (56.3)
------------------------------------------ --------- --------- ---------- ----------- ----------

Interest expense increased $149 and $440 during the three- and nine-month periods, respectively, primarily as a result of the Continental Merger. U S WEST assumed Continental debt totaling $6,525 (at market value) and incurred debt of $1,150 to finance the cash portion of the Continental Merger consideration.

Equity losses increased $96 and $271 for the three- and nine-month periods, respectively, predominantly due to greater losses generated from international ventures and the domestic investment in PrimeCo Personal Communications L.P. ("PrimeCo"). PrimeCo launched service in November 1996, and losses associated with this venture have increased as a result of start-up and other costs.

The increase in international equity losses primarily relates to foreign exchange transaction losses at the Malaysian and Indonesian operations, and amortization of license fees related to a wireless investment in India. In addition, costs associated with the significant increase in customers and network coverage at One 2 One contributed to the increase in losses during the nine-month period. Fluctuations in foreign exchange rates could impact future equity losses.

During the third quarter of 1997, Media Group sold 1,840,000 million shares of Teleport Communications Group for a pretax gain of $13. Also during the nine-month period, Media Group sold its shares of Time Warner, Inc. and its 5 percent interest in a wireless venture in France. These transactions resulted in pretax gains totaling $108.

Guaranteed minority interest expense increased $10 and $30 for the three- and nine-month periods, respectively. The increases were a result of the October 1996 issuance of Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely Company-guaranteed debentures ("Preferred Securities") totaling $480.

Other income decreased $15, to a loss of $5, and other expense decreased $10, to $14, during the three- and nine-month periods, respectively. The three-month period decrease is due partially to foreign exchange transaction losses. The nine-month period decrease is due primarily to a second-quarter 1996 pretax charge of $31 associated with the sale of Media Group's cable television interests in Norway, Sweden and Hungary, partially offset by the increased foreign exchange transaction losses in 1997.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share amounts), continued

Income Tax Provision (Benefit)

-----------------------------------------------------------------------------------------------
                                                                       Pro forma     Pro forma
Three Months Ended September 30,        1997      1996   (Decrease)      1996        Increase
-----------------------------------------------------------------------------------------------

Income tax provision (benefit)        $ (61)     $  21      $ (82)       $ (28)        $  33
----------------------------------- --------- --------- ------------- ------------ ------------

----------------------------------- ------------------- ------------- ------------ ------------
                                                                       Pro forma     Pro forma
Nine Months Ended September 30,         1997      1996   (Decrease)      1996        (Decrease)
----------------------------------- --------- --------- ------------- ------------ ------------

Income tax provision (benefit)       $ (107)     $  51      $ (158)      $(121)         $ (14)
Effective tax rate                     23.6%     83.6%           -       26.3%              -
----------------------------------- --------- --------- ------------- ------------ ------------

The decrease in the effective tax rate is primarily a result of a shift from pretax earnings to pretax losses and additional goodwill amortization associated with the Continental Merger.

Net Income (Loss)

Media Group net income decreased to a loss of $144 ($0.26 per share) for the three-month period, and to $347 ($0.64 per share) for the nine-month period. Excluding the after tax effects of the gains on sales of investments totaling $7 ($0.01 per share) during the three-month period, and $63 ($0.10 per share) during the nine-month period, Media Group net income decreased $169 and $420 for the three- and nine-month periods, respectively. The Continental Merger contributed approximately $118 of the decrease during the three-month period, and $301 during the nine-month period. The Continental Merger resulted in significant increases in interest and depreciation and amortization charges. The remaining decrease in net income is primarily due to greater losses from unconsolidated ventures, partially offset by increased earnings from domestic cellular and directories operations.

During third-quarter 1997, Media Group incurred an extraordinary loss of $3 (net of income tax benefits of $2) related to the early extinguishment of debt. See Note E - Debt Extinguishment - to the U S WEST Media Group Combined Financial Statements. During second-quarter 1997, Media Group incurred an extraordinary gain of $3 (net of income tax expenses of $2) also related to the early extinguishment of debt.

Liquidity and Capital Resources

Operating Activities

Cash provided by operating activities of the Media Group increased $469 in the first nine months of 1997, compared with 1996. The Continental Merger and growth in operations from the domestic cellular and directories businesses contributed to the increase. Also contributing were decreased tax payments during 1997. Partially offsetting the increase were higher financing costs resulting from greater debt levels associated with the Continental Merger.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Investing Activities

Media Group capital expenditures were $1,087 for the first nine months of 1997. The majority of expenditures in 1997 were devoted to upgrading the domestic cable network and expanding the domestic cellular network. Media Group also invested $315 in international ventures during 1997, primarily for an additional 40 percent interest in Fintelco, and capital contributions to a wireless venture in India. Other investing activities include an investment in Continental of $1,150 which represents payment of the cash portion of the Continental Merger consideration.

During the first nine months of 1997, Media Group received proceeds totaling $945 related to asset sales as follows: (a) $246 from the sale of 7,915,000 shares of Teleport Communications Group stock, (b) $242 from asset sales and other proceeds from the capital assets segment, which is held for sale, (c) $220 from the sale of Time Warner, Inc. shares acquired in the Continental Merger,
(d) $121 from the sale of Thomson Directories, (e) $81 from the sale of Media Group's 5 percent interest in a wireless venture in France, and (f) $35 from other miscellaneous sales.

On October 27, 1997, Media Group sold its 90 percent interest in Fintelco for proceeds of approximately $640. Also in October 1997, Media Group sold U S WEST Polska, its wholly owned directory operation in Poland, for proceeds of approximately $30. In November 1997, Media Group sold its remaining interest in TCG for net proceeds of $433.

Financing Activities

On October 27, 1997, the Company announced its intention to split Communications Group and Media Group into separate public companies. Under the terms of the proposed transaction, new U S WEST will include the telephone, data and wireless operations of Communications Group, as well as the Yellow Pages and electronic directory businesses of Dex. Dex is currently part of Media Group and will be transferred to Communications Group as part of the proposed transaction. MediaOne Group will include the cable/broadband, wireless, and domestic and international investments of Media Group.

Under the terms of the Dex Transfer, Media Group shareowners will receive shares of new U S WEST common stock for each share of Media Group common stock, which represents their interest in Dex, totaling approximately $850. Also, Media Group debt will be reduced and Communications Group debt will be increased by $3.9 billion.

The transaction is subject to a number of approvals, including approvals by regulators and both shareowner groups, and receipt of a favorable ruling from the Internal Revenue Service. The split is expected to be complete in the second half of 1998.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

As a result of the proposed split announcement, credit ratings for U S WEST Capital Funding, Inc. and for Preferred Securities are under review by Standard & Poor's (with negative implications), Moody's, and Duff & Phelps. Senior debt at MediaOne, Inc. (formerly Continental) was downgraded by Moody's from Baa2 to Baa3 and subordinated debt from Baa3 to Ba1, and is under review by Standard & Poor's, with negative implications. The MediaOne, Inc. debt remains under review for further downgrading by Moody's. For all outstanding debt securities issued or guaranteed by U S WEST, Inc., the Company intends to take appropriate steps to preserve bondholder value.

Media Group debt at September 30, 1997 was $9,958, an increase of $1,105 compared with December 31, 1996. In 1997, Media Group incurred additional debt to finance the cash portion of the Continental Merger consideration which totaled $1,150. In January 1997, the Company issued medium- and long-term debt totaling $4.1 billion, at a weighted average rate of 7.47 percent. The proceeds were used to refinance debt incurred in conjunction with the Continental Merger.

During August 1997, U S WEST redeemed its Liquid Yield Option Notes. The convertible zero coupon subordinated notes had a recorded value of $268 attributed to Media Group. During the second quarter of 1997, MediaOne, Inc. redeemed a 10 5/8 percent senior subordinated note with a recorded value of $110, including a premium of $10. U S WEST financed the redemptions with floating rate commercial paper.

During second quarter of 1997, Media Group acquired cable systems serving 40,000 subscribers in the state of Michigan for cash of $25 and approximately $50 of Series E Convertible Preferred Stock (the "Preferred Stock") issued by U S WEST. The Preferred Stock is redeemable at U S WEST's option starting five years from the acquisition date, or upon dissolution of Media Group. The stockholders have the right to elect cash upon redemption, or to convert their Preferred Stock into Media Group common stock based on a predetermined formula.

Excluding debt associated with the capital assets segment, the Media Group's percentage of debt to total capital at September 30, 1997, was 54.1 percent compared with 50.3 percent at December 31, 1996. Including debt associated with the capital assets segment, Preferred Securities and mandatorily redeemable preferred stock, the Media Group's percentage of debt to total capital was 61.4 percent at September 30, 1997, compared with 57.8 percent at December 31, 1996. The percentage of debt to total capital has increased as a result of higher debt associated with the Continental Merger.

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

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Selected Proportionate Data

The following table and discussion is not required by GAAP or intended to replace the Combined Financial Statements prepared in accordance with GAAP. It is presented supplementally because Media Group believes that proportionate financial and operating data facilitate the understanding and assessment of its Combined Financial Statements. The table does not reflect financial data of the capital assets segment, which had net assets of $410 and $409 at September 30, 1997 and December 31, 1996, respectively. The financial information included below departs materially from GAAP because it aggregates the revenues and operating income of entities not controlled by Media Group with those of the consolidated operations of Media Group.

--------------------------------------------------------------------------------
                                                         Pro forma    Percent
Nine Months Ended September 30,                  1997     1996 (1)     Change
--------------------------------------------------------------------------------
Revenues
Cable and broadband:
     Domestic (2)                               $3,808    $3,571         6.6
     International                                 365       256        42.6

Wireless communications:
     Domestic                                    1,009       787        28.2
     International                                 522       298        75.2

Directory and information services:
    Domestic                                       881       826         6.7
    International                                   91       131       (30.5)

Corporate and other                                 12         9        33.3
                                        --------------- --------- -----------

Total revenues                                  $6,688    $5,878        13.8
======================================= =============== ========= ===========


EBITDA (3)
Cable and broadband:
     Domestic (2)                               $1,196    $1,116         7.2
     International                                  38      (13)           -

Wireless communications:
     Domestic                                      330       253        30.4
     International                                  20         1           -

Directory and information services:
    Domestic                                       419       349        20.1
    International                                    1         5      (80.0)

Corporate and other                               (60)      (30)           -
                                        --------------- --------- -----------

Total EBITDA                                    $1,944    $1,681        15.6
======================================= =============== ========= ===========

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Selected Proportionate Data, continued

--------------------------------------- ---------- -------------- -------------
                                                     Pro forma       Percent
Nine Months Ended September 30,              1997     1996 (1)        Change
--------------------------------------- ---------- -------------- -------------
Operating Income
Cable and broadband:
     Domestic (2)                          $  172       $  131          31.3
     International                           (117)        (106)         10.4

Wireless communications:
     Domestic                                 183          154          18.8
     International                           (122)         (63)         93.7

Directory and information services:
    Domestic                                  386          327          18.0
    International                              (8)          (7)         14.3

Corporate and other                           (68)         (37)         83.8
                                        ---------- -------------- ------------

Total operating income                     $  426       $  399           6.8
==============================================================================

Net Income (Loss)
Cable and broadband:
     Domestic (2)                         $  (344)      $ (375)         (8.3)
     International                           (198)        (157)         26.1

Wireless communications:
     Domestic                                  76           88         (13.6)
     International                           (108)         (70)         54.3

Directory and information services:
    Domestic                                  229          193          18.7
    International                              (9)          (9)            -

Corporate and other                             7           (9)            -
                                        ---------- -------------- ------------

Total net loss                              $(347)       $(339)          2.4
==============================================================================

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Selected Proportionate Data, continued

------------------------------------- --------- ------------- -------------
Nine Months Ended September 30,                  Pro forma       Percent
(in thousands)                            1997    1996 (1)        Change
------------------------------------- --------- ------------- -------------

Subscribers/advertisers:
Cable and broadband:
     Domestic (2)                        7,696       7,462          3.1
     International                       1,483         961         54.3

Wireless communications:
     Domestic                            2,263       1,664         36.0
     International                         871         419        107.9

Directory and information services:
    Domestic                               481         482         (0.2)
    International                           42         264        (84.1)
                                      ---------  -----------   -----------

Total subscribers/advertisers           12,836      11,252         14.1
===================================== =========  ===========   ===========

(1) 1996 pro forma proportionate results reflect the following for the nine months: (i) Media Group historical proportionate results; (ii) the Continental Merger; (iii) Continental's acquisition of the remaining interest in Meredith/New Heritage; (iv) the reclassification of the Teleport Communications Group investment to equity method; and (v) Continental's cable investments in Argentina and Singapore.
(2) The proportionate results are based on the Media Group's 25.51 percent pro rata priority and residual equity interests in reported Time Warner Entertainment Company L.P. ("TWE") results. The reported TWE results are prepared in accordance with GAAP and have not been adjusted to report TWE results on a proportionate basis.
(3) Proportionate EBITDA represents the Media Group's equity interest in the entities multiplied by the entity's EBITDA. As such, proportionate EBITDA does not represent cash available to the Media Group.

 Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Proportionate Results of Operations - Nine Months Ended September 30, 1997 Compared with Pro Forma 1996

For the first nine months of 1997,  proportionate Media Group revenues increased
13.8 percent, to $6.7 billion, EBITDA increased 15.6 percent, to $1.9 billion, and subscribers/advertisers increased 14.1 percent, to $12.8 million. Strong growth in domestic and international wireless and cable and broadband operations contributed to the increase in proportionate revenue and growth in subscribers. Strong growth in domestic wireless and cable contributed to the increase in proportionate EBITDA.

Cable and Broadband. During the first nine months of 1997, proportionate revenues for the domestic cable and broadband operations increased 6.6 percent, to $3.8 billion. This is a result of increases in subscribers and revenue per subscriber mainly due to price increases. Proportionate EBITDA increased 7.2 percent, to $1.2 billion. Proportionate EBITDA related to the domestic cable and broadband operations of MediaOne, increased 2.2 percent to $687, primarily as a result of higher revenues, partially offset by higher programming fees, increased personnel costs related to customer service initiatives, costs associated with deployment of high speed data services, and to change the domestic cable brand name to "MediaOne". Proportionate EBITDA related to TWE operations increased 14.6 percent to $509. TWE's results benefited from improved cable and programming operations and gains realized by asset sales.

During the first nine months of 1997, international cable and broadband proportionate revenues increased 42.6 percent, to $365, and proportionate EBITDA increased $51, to $38. Customer growth at Telewest Communications, Inc. ("Telewest") and new investments in Malaysia and Indonesia contributed to the increase in proportionate revenue. A reduction in Media Group international staff costs as well as improved operations at Telewest and Malaysia contributed to the increase in proportionate EBITDA.

Proportionate international cable subscribers totaled approximately 1.5 million at September 30, 1997, a 9 percent increase, on a comparable basis. Telewest's cable television subscribers increased 27 percent compared with last year.

Wireless Communications. During the first nine months of 1997, domestic wireless proportionate revenues increased 28.2 percent, to $1.0 billion, and proportionate EBITDA increased 30.4 percent, to $330. Excluding revenue and losses generated by the start-up of PrimeCo, domestic cellular proportionate revenue increased 24.3 percent and proportionate EBITDA increased 41.8 percent. The increase in proportionate revenue is a result of revenue increases associated with strong domestic cellular subscriber growth. The increase in proportionate EBITDA is a result of revenue increases combined with efficiency gains.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations (Dollars in millions), continued

During  the  first  nine  months  of  1997,   proportionate   revenues  for  the
international wireless operations increased 75.2 percent, to $522, and proportionate EBITDA increased $19 to $20. The increase in proportionate revenue and EBITDA is the result of the international wireless subscriber base more than doubling to 871,000. The digital wireless operations in Hungary, Czech Republic, Slovakia, Malaysia and Poland contributed significantly to the increase. The personal communications services venture in the United Kingdom, One 2 One, added 174,000 proportionate customers, a 76 percent increase, from a year ago.

Directory  and  Information  Services.   Proportionate   revenues  for  domestic
directory and information services increased 6.7 percent, to $881, and proportionate EBITDA increased 20.1 percent, to $419. The increases are due to price and volume increases, reduction in new product development activities and employee reductions.

Media Group sold its wholly owned international directory operations in the United Kingdom and Poland on June 4, 1997, and October 1, 1997, respectively. These two operations comprise the majority of proportionate international directories results.

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

12   Statement regarding  computation of earnings to fixed charges ratio of
      U S WEST,  Inc. and U S WEST Financial Services, Inc.

27   Financial Data Schedule


(b)  Reports on Form 8-K filed during the Third Quarter of 1997

(i) Form 8-K report dated July 25, 1997 concerning the releases of earnings issued on July 25, 1997 by U S WEST Communications Group and on July 29, 1997 by U S WEST Media Group, for the second quarter ended June 30, 1997.
(ii) Form 8-K report dated August 7, 1997 concerning the press release issued August 7, 1997 entitled "Jan Peters Named MediaOne CEO; Corporate Offices Moving to Denver."

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    /S/  Michael P. Glinsky

November 13, 1997                   U S WEST, Inc.
                                    Michael P. Glinsky
                                    Executive Vice President and
                                    Chief Financial Officer