Form 10-K405
period 1997-12-31
US WEST INC
filed 1998-03-25
CIK 732718

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

                                FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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
U S WEST Communications Group Common Stock                                   New York Stock Exchange
($0.01 per share, par value)                                                 Pacific Stock Exchange
U S WEST Media Group Common Stock                                            New York Stock Exchange
($0.01 per share, par value)                                                 Pacific Stock Exchange
7.96% Trust Originated Preferred Securities                                  New York Stock Exchange
(Liquidation Amount $25 per Preferred Security)
8.25% Trust Originated Preferred Securities                                  New York Stock Exchange
(Liquidation Amount $25 per Preferred Security)
U S WEST Series D Convertible Preferred Stock                                New York Stock Exchange
($1.00 per share, par value)

                           --------------------------

          Securities registered pursuant to Section 12(g) of the Act::
                                      None

    At January 30, 1998, 485,060,950 shares of U S WEST Communications Group common stock and 608,143,720 shares of U S WEST Media Group common stock were outstanding.

    At January 30, 1998, the aggregate market value of the U S WEST Communications Group voting stock held by non-affiliates was approximately $23,325,202,237, and the aggregate market value of the U S WEST Media Group voting stock held by non-affiliates was approximately $18,000,905,734.

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES _X_ NO ____

                      DOCUMENTS INCORPORATED BY REFERENCE.

    Portions of the Registrant's definitive Proxy Statement to be issued in connection with the 1998 Annual Meeting of Shareholders are incorporated by reference into Parts II and III.

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS
                                     PART I

  ITEM                                                                            PAGE
  ----                                                                            ----
    1. Business..................................................................  1
    2. Properties................................................................  8
    3. Legal Proceedings.........................................................  9
    4. Submission of Matters to a Vote of Security Holders.......................  9

                                        PART II

    5. Market for the Registrant's Common Equity and Related Stockholder
        Matters.................................................................   10
    6. Selected Financial Data...................................................  10
    7. Management's Discussion and Analysis of Financial Condition and Results of
        Operations..............................................................   10
   7A. Quantitative and Qualitative Disclosures About Market Risk................  10
    8. Consolidated Financial Statements and Supplementary Data..................  10
    9. Changes in and Disagreements with Accountants on Accounting and Financial
        Disclosure..............................................................   10

                                        PART III

   10. Directors and Executive Officers of the Registrant........................  10
   11. Executive Compensation....................................................  10
   12. Security Ownership of Certain Beneficial Owners and Management............  10
   13. Certain Relationships and Related Transactions............................  10

                                        PART IV

   14. Financial Statement Schedules, Reports on Form 8-K and Exhibits...........  11
      Reports of Independent Public Accountants.................................   15

                                     PART I

ITEM 1. BUSINESS
  GENERAL

    U S WEST, Inc. ("U S WEST" or the "Company") is incorporated under the laws of the State of Delaware and has its principal executive offices at 7800 East Orchard Road, Englewood, Colorado 80111, telephone number (303) 793-6500. U S WEST is a diversified global communications company, and conducts its operations through U S WEST Communications Group ("Communications Group") and U S WEST Media Group ("Media Group"). (Financial information concerning U S WEST's operations is set forth in the Consolidated Financial Statements and Notes thereto, which begin on page 60.) U S WEST and its subsidiaries had 67,461 employees at December 31, 1997.

    U S WEST has two classes of common stock: U S WEST Communications Group Common Stock (the "Communications Stock"), which is intended to reflect separately the performance of the Communications Group, and U S WEST Media Group Common Stock (the "Media Stock"), which is intended to reflect separately the performance of the Media Group.

    COMMUNICATIONS GROUP. The major component of the Communications Group is U S WEST Communications, Inc. ("U S WEST Communications"), which provides telecommunications services to more than 25 million residential and business customers in the states of Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming (collectively, the "Region"). U S WEST Communications serves approximately 80 percent of the Region's population and approximately 40 percent of its geographic area.

    MEDIA GROUP. The Media Group has operations and investments in three principal areas: (i) domestic and international cable and broadband communications, (ii) domestic and international wireless communications, and
(iii) domestic and international directory and information services.

    RECENT DEVELOPMENTS

    PROPOSED SEPARATION OF U S WEST. In October 1997, U S WEST announced a proposal to separate itself into two independent companies (the "Separation"). Under this proposal, the Communications Group would become a separately traded public company known as "U S WEST, Inc." and the Media Group would become a separately traded public company known as "MediaOne Group, Inc." As a result of developments in technology, the marketplace and the regulatory arena, the potential for synergies between the Communications Group and the Media Group has been greatly reduced. The Communications Group and the Media Group are currently implementing strategies based on distinct technologies, separate sets of customers and different regulatory environments. The Company believes that these strategies will be executed more efficiently, and that the Communications Group and the Media Group will be able to compete more effectively, if they are independent companies that are not restrained by the conflicts that result from a single corporate structure.

    As part of the Separation, the Company is proposing to align U S WEST Dex, Inc. ("Dex"), the domestic directories business of the Media Group, with the Communications Group (the "Dex Alignment"). In consultation with U S WEST's management and its financial advisors, the Board of Directors of U S WEST has valued Dex at $4.75 billion. In connection with the Dex Alignment, holders of Media Stock will be issued a total of $850 million in value of shares of common stock of New U S WEST ("New U S WEST Common Stock"), a newly formed indirect subsidiary of U S WEST. This amount represents the $4.75 billion value of Dex net of $3.9 billion of U S WEST debt currently allocated to the Media Group that will be refinanced by New U S WEST in connection with the Separation.

    In order to complete the Separation, the Company will contribute the businesses of the Communications Group and Dex to New U S WEST and then distribute all of the New U S WEST Common Stock to the holders of the Communications Stock, other than the $850 million in value of New U S WEST Common Stock that will be distributed to holders of Media Stock pursuant to the Dex Alignment. After this distribution, the name of New U S WEST will be changed to "U S WEST, Inc." and the name of U S WEST will be changed to "MediaOne Group, Inc."

    AIRTOUCH TRANSACTION. In January 1998, U S WEST entered into an agreement to sell the Media Group's domestic wireless business to AirTouch Communications, Inc. ("AirTouch") for approximately $5.7 billion (subject to certain closing adjustments) in a tax-efficient transaction (the "AirTouch Transaction"). The Media Group's domestic wireless business is currently conducted by U S WEST NewVector Group, Inc. ("NewVector"), which conducts the Media Group's domestic cellular business, and by U S WEST PCS Holdings, Inc. ("PCS Holdings"), which holds the Media Group's interest in PrimeCo Personal Communications, L.P. ("PrimeCo"), a provider of personal communications services. Pursuant to the agreement with AirTouch, NewVector and PCS Holdings will merge with and into AirTouch and, as a result, AirTouch will acquire the businesses of NewVector and PCS Holdings.

    COMMUNICATIONS GROUP

    OPERATIONS. The principal types of telecommunications services offered by the Communications Group are: (i) local exchange telephone services, (ii) exchange access services (which connects customers to facilities of carriers, including long-distance providers and wireless operators), and (iii) long-distance network services within Local Access and Transport Areas ("LATAs") in the Region. For the year ended December 31, 1997, local service, exchange access service and intraLATA long distance network service accounted for 33%, 22% and 6%, respectively, of the sales and other revenues of U S WEST. At December 31, 1997, U S WEST Communications had approximately 16,033,000 telephone network access lines in service, a 3.9% increase over year-end 1996. Excluding the effect of the sales of approximately 74,000 rural telephone access lines during 1997, access lines increased 4.4% over year-end 1996. In 1997, revenues from a single customer, AT&T Corp., accounted for approximately 9% of the sales and other revenues of the Communications Group.

    U S WEST Communications incurred capital expenditures of approximately $2.6 billion in 1997 and expects to incur approximately $2.6 billion in 1998. The 1997 capital expenditures of U S WEST Communications were substantially devoted to the continued modernization of telephone plant, to improve customer services, to accommodate additional line capability in several states, and to enter the personal communications services ("PCS") market.

    REGULATION. U S WEST Communications is subject to varying degrees of regulation by state commissions with respect to intrastate rates and service, and access charge tariffs. U S WEST is also subject to the jurisdiction of the Federal Communications Commission (the "FCC") with respect to interstate access tariffs (that specify the charges for the origination and termination of interstate communications) and other matters. The Telecommunications Act of 1996 (the "Telecommunications Act") has introduced new regulations affecting the Communications Group's businesses in many areas.

    U S WEST Communications is currently working with state regulators to gain approval of various initiatives, including efforts to rebalance prices, achieve accelerated capital recovery and eliminate subsidies.

    State and local regulatory authorities may also regulate certain terms and conditions of the offering of wireless services, such as the siting and construction of transmitter towers, antennas and equipment shelters and zoning and building permit approvals. See "Communications Group--Regulatory Environment" under Management's Discussion and Analysis of Financial Condition and Results of Operations on p. 50.

    COMPETITION. The Communications Group faces competition in the local exchange business, exchange access and intraLATA long-distance markets, primarily from interexchange carriers ("IXCs"), competitive access providers ("CAPs") and competitive local exchange carriers ("CLECs"). CAPs and CLECs compete with the Communications Group by providing customers with network services that connect to carrier facilities or other business locations within a serving LATA. IXCs compete with the Communications Group by providing intraLATA long-distance services. Such competition is eroding U S WEST Communications' market share of intra-LATA long-distance services, including Wide Area Telephone Service and "800" services. IXCs are competing in this area by offering lower prices and packaging these services on an intraLATA and interLATA basis.

    The Telecommunications Act has altered the competitive landscape of the telecommunications industry by permitting competition among local telephone companies, long-distance companies and cable companies. As a result, it is expected that additional competitors will be introduced into the Communications Group's markets who will offer services similar to those offered by the Communications Group, including local exchange services. The Communications Group believes that these competitors have initially targeted high-volume business customers in densely populated urban areas and will selectively pursue business in smaller communities. The resulting loss of local service customers could affect multiple revenue streams and could have a material adverse effect on the Communications Group's operations. Court and state regulatory deliberations on interconnection rates and newly issued FCC rules on interstate access pricing could also result in significant changes in revenues received from carriers. The wireless services being introduced by the Communications Group will face competition from the two cellular providers in each of the markets in which it operates as well as from the other providers of PCS services in such markets. The high-speed data and Internet access services offered by the Communications Group face competition from local exchange carriers ("LECs"), IXCs, Internet service providers ("ISPs") and other providers of data services in the Communications Group's markets.

    Technological advancements will also increase competition in the future. New competitive carriers that are affiliates of cable television companies and power companies are expected to play a greater role in offering local exchange services. In addition to local exchange services, competitors are expected to offer services that will compete with those U S WEST Communications offers and plans to offer, including video programming and high-speed data and Internet services.

    The Communications Group expects to counter the competition by expanding services to include new retail as well as wholesale markets. Recently introduced service offerings include PCS, high-speed data and Internet services, and interconnection services provided for competing providers of local services. Planned future service offerings include interLATA long-distance services as the regulatory environment permits, while interconnection services will be expanded. The Company believes that the Communications Group's ability to bundle local, long-distance, PCS and other services will provide a significant opportunity to compete by offering one-stop shopping with a package of services similar to those that can be offered by IXCs and CLECs.

MEDIA GROUP

    OPERATIONS

    The Media Group is the third largest cable television system operator in the United States. The Media Group has operations and investments in three principal areas: (i) domestic broadband communications, (ii) international broadband and wireless communications, and (iii) cable television programming. Among its investments, the Media Group holds a 25.51% interest in Time Warner Entertainment Company, L.P. ("TWE"), a provider of cable programming, filmed entertainment and broadband communications services that is the second largest cable television system operator in the United States. Primarily through Dex, the Media Group is also engaged in the directory and information services business. Dex is to be transferred to the Communications Group in connection with the Separation.

    DOMESTIC BROADBAND COMMUNICATIONS--MEDIAONE NETWORKS. As of December 31, 1997, the Media Group's cable television systems passed approximately 8.4 million homes and provided service to approximately 4.9 million basic cable subscribers. The Media Group's systems are organized into six operating regions, including large clusters in Atlanta, Georgia, Eastern Massachusetts, Southern California, Southern Florida, Detroit, Michigan and Minneapolis/St. Paul, Minnesota. As of December 31, 1997, approximately 90% of the Media Group's total basic subscribers were located in clusters with a population greater than 100,000 (after giving effect to announced swaps). The Media Group believes that its operating scale in key markets generates significant benefits, including operating efficiencies, and enhances its ability to develop and deploy new broadband technologies and services.

    The Media Group's cable services are marketed under the "MediaOne" brand. The Media Group's cable systems offer customers various levels (or "tiers") of cable programming services consisting of broadcast television signals available off-the-air in any locality, televisions signals from so-called "super stations" originating in distant cities (such as WGN), various satellite-delivered non-broadcast channels (such as CNN, MTV, USA Network, ESPN, the Discovery Channel and Nickelodeon), displays of information featuring news, weather, stock and financial market reports and programming originated locally by the systems (such as public, governmental and educational access channels). The Media Group's systems also provide premium programming services to their customers for an extra monthly charge. These premium programming services include HBO, Cinemax, Showtime, The Movie Channel, Encore and regional sports networks. Customers generally pay initial connection charges and fixed monthly fees for a tier of programming services and additional fixed monthly fees for premium programming services. The Media Group also offers pay-per-view programming of movies and special events for an additional per-program charge.

    The Media Group's systems have channel capacity and addressability that are among the highest in the cable industry. The Media Group's systems are located primarily in suburban communities adjacent to major metropolitan markets and in mid-sized cities that generally are densely populated and geographically diverse. The Media Group believes that its technologically advanced broadband networks and the demographic profile of its subscriber base, coupled with its effective marketing, have been essential to its ability to sustain total monthly revenue per basic subscriber that is among the highest in the cable industry. The Media Group believes that the geographic diversity of its system clusters reduces its exposure to economic, competitive or regulatory factors of any particular region.

    The Media Group is upgrading its cable systems to create broadband hybrid fiber-coax ("HFC") networks. These HFC networks will provide increased channel capacity for the delivery of additional cable programming and facilitate the delivery of additional services, such as telephony services, enhanced video services, Internet access services and high-speed data services. The Media Group is selectively upgrading its systems and expects that it will have more than 70% of its systems upgraded by the end of 1998. The Media Group has already begun to offer additional services over upgraded HFC networks in certain markets. For example, the Media Group currently offers MediaOne Express, and Internet access service, over its HFC networks in Los Angeles, Boston, Detroit, Atlanta, Jacksonville, Richmond and Southern Florida. In late 1997, the Media Group and Time Warner, Inc. ("TWX") announced plans to merge the operations of MediaOne Express and Road Runner, the Internet access service offered by Time Warner Cable, to create the largest cable-based high-speed Internet access business in the United States. In addition, the Media Group began offering telephony services over its HFC networks in the Atlanta, Georgia metropolitan area in January 1998 and expects to begin offering telephony services in two additional markets in 1998.

    To further enhance the clustering of its cable systems, the Media Group has entered into a letter of intent with Tele-Communications, Inc. ("TCI") to exchange (the "TCI Exchange") certain cable television systems serving approximately 500,000 subscribers. Consummation of the TCI Exchange is expected to occur in late 1998, subject to the receipt of certain franchise and other approvals.

    In May 1997, the Media Group entered into an agreement (the "Minnesota Sale Agreement") to sell its cable system (the "Minnesota System") serving the Minneapolis/St. Paul, Minnesota metropolitan area to Charter Communications, Inc. ("Charter") for $600 million. As of December 31, 1997, the Minnesota System served approximately 300,000 subscribers. The Minnesota System was acquired by the Media Group as of part of its acquisition of Continental Cablevision, Inc. ("Continental") in 1996. Under current FCC cross-ownership rules, the Media Group is prohibited from owning a cable network and a telephone network in the same geographic area. Because the Minnesota System is located in an area where U S WEST Communications owns the telephone network, the Media Group was mandated by the FCC to sell the Minnesota System in connection with the acquisition of Continental in order to comply with the cross-ownership rules. As a result of the Separation, U S WEST Communications and the Media Group will be independent companies and the Media Group will no longer be prohibited by federal law from owning the Minnesota System. In February 1998, in response to U S WEST's petition, the FCC granted to U S WEST a waiver which would permit the Media Group to retain the Minnesota System so long as the Separation is consummated by July 31, 1998. The Media Group has the right to terminate the Minnesota Sale Agreement at any time upon the payment to Charter of a $30 million termination fee. On February 26, 1998, the Media Group terminated the Minnesota Sale Agreement.

    DOMESTIC BROADBAND COMMUNICATIONS--TIME WARNER CABLE. The Media Group owns a 25.51% priority capital and residual equity interest in TWE. The remaining interests in TWE are owned by TWX. TWE is engaged in the cable programming, filmed entertainment and broadband communications businesses. TWE, through Time Warner Cable, its cable division, is the second-largest cable television system operator in the United States. Time Warner Cable owns or manages cable systems in 34 states. These systems include 34 clusters of more than 100,000 subscribers, including Time Warner Cable of New York City, the largest cluster in the United States. More than 55% of Time Warner Cable's subscribers are located in Florida, New York, North Carolina, Ohio and Texas. As of December 31, 1997, Time Warner Cable owned cable television systems that passed approximately
15.4 million homes and provided service to approximately 9.7 million basic cable subscribers. Of these systems, systems passing approximately 7.1 million homes and providing service to approximately 4.6 million subscribers are owned by Time Warner Entertainment-Advance/Newhouse Partnership ("TWE-A/N"), a partnership in which TWE owns a 66.7% interest, and the Advance/Newhouse Partnership ("A/N") owns a 33.3% interest. In addition, Time Warner Cable manages cable television systems owned by TWX which, as of December 31, 1997, passed approximately 3.8 million homes and provided service to approximately 2.3 million cable television subscribers. Time Warner Cable's cable services are marketed under the "Time Warner Cable" brand. Time Warner Cable offers cable programming services over its networks similar to those offered by the Media Group under the MediaOne brand. Like the Media Group, Time Warner Cable is upgrading its cable systems to provide increased channel capacity and to facilitate the delivery of additional services.

    In February 1998, TWX contributed cable systems serving approximately 675,000 subscribers to TWE-A/N, subject to approximately $1 billion in debt, in exchange for approximately $300 million of common and preferred interests. In connection with the transaction, A/N will make equity contributions to TWE-A/N to maintain its 33.3% interest therein. As a result, TWE-A/N is owned approximately 65.3% by TWE, 33.3% by A/N and 1.4% by TWX.

    INTERNATIONAL BROADBAND COMMUNICATIONS. The Media Group owns interests in various providers of broadband communications services in international markets in continental Europe, the United Kingdom and Asia. As of December 31, 1997, these interests represented approximately 2 million proportionate homes passed and 900,000 proportionate subscribers.

    Among its international broadband interests, the Media Group holds a 26.8% interest in Telewest Communications plc ("Telewest"), the second-largest provider of combined cable and telecommunications services in the United Kingdom. Telewest is constructing broadband networks capable of providing a broad range of video, telephony and data services. As of December 31, 1997, Telewest had approximately 687,000 cable subscribers and 1,040,000 telephony lines. TCI also owns a 26.8% interest in Telewest. The Media

Group also holds interests in other providers of cable and broadband communications services in international markets, including a 94% interest in Cable Plus, a provider of cable and telephony services in the Czech Republic; a 50% interest in A2000 (KTA), a provider of cable and telephony services in the Netherlands; a 25% interest in Telenet Flanders, a provider of cable and telephony services over an HFC network in portions of Belgium; a 35% interest in Aria WEST, a provider of telecommunications services in portions of Indonesia; a 25% interest in Singapore Cablevision Pte Ltd, a joint venture that is constructing a broadband network in Singapore; and a 25% interest in Titus Communications Corp. ("Titus") and a 19% interest in Chofu Cable Television ("Chofu"), each of which is constructing cable television systems in Japan. TWX also holds a 25% interest in Titus and a 19% interest in Chofu.

    INTERNATIONAL WIRELESS COMMUNICATIONS. The Media Group owns interests in various providers of wireless communications services in international markets in continental Europe, the United Kingdom and Asia. As of December 31, 1997, these interests represented 76.9 million proportionate potential customers and approximately 1,018,000 proportionate subscribers.

    Among its international wireless interests, Media Group owns a 50% interest in Mercury Personal Communications ("One 2 One"), which provides PCS services in the United Kingdom under the brand "One 2 One." The remaining 50% of One 2 One is owned by Cable & Wireless plc. One 2 One was the first PCS service in the world to commence operations in 1993. As of December 31, 1997, One 2 One's networks served approximately 1,014,000 subscribers and provided coverage to approximately 95% of Great Britain's population. The Media Group also holds interests in various other providers of wireless communications services in international markets, including a 46.6% interest in Westel 900 and a 49% interest in Westel Radiotelefon, providers of cellular service in Hungary; 24.5% interests in Eurotel Praha and Eurotel Bratislava, providers of wireless services in portions of the Czech and Slovak Republics; a 22.5% interest in Polska Telefonia Cyfrowa, a provider of Global Systems for Mobile Communications ("GSM") cellular services in Poland; a 49% interest in U S WEST BPL Cellular Telecommunications, a provider of GSM cellular services in certain regions of India; a 19% interest in Binariang, a provider of wireless, wireline, satellite and international gateway services in Malaysia; and a 66.5% interest in the Russian Telecommunications Development Corp., a provider of cellular services in certain cities in Russia.

    AIRTOUCH TRANSACTION. Pursuant to the AirTouch Transaction, AirTouch will pay to the Media Group approximately $5.7 billion in consideration (subject to certain closing adjustments), which will consist of (i) the assumption by AirTouch of approximately $1.4 billion of indebtedness of NewVector and PCS Holdings, (ii) the issuance to the Media Group of $1.6 billion in liquidation preference of AirTouch preferred stock, and (iii) approximately $2.7 billion in value of AirTouch common stock. The number of shares of AirTouch common stock to be received by the Media Group in the AirTouch Transaction will depend upon the average volume-weighted trading price of the AirTouch common stock during a 30-day period ending on the fifth trading day prior to the closing of the AirTouch Transaction (the "AirTouch Determination Price"). If the AirTouch Determination Price is less than or equal to $40, the Media Group will receive
67.1 million shares of AirTouch common stock. If the AirTouch Determination Price is greater than or equal to $45, the Media Group will receive 60.8 million shares of AirTouch common stock. If the AirTouch Determination Price is between $40 and $45, the number of shares of AirTouch common stock to be received by the Media Group will decrease from 67.1 million to 60.8 million on a proportionate basis.

    The Media Group and AirTouch are currently parties to a multi-phased joint venture pursuant to which they have agreed to combine their domestic cellular businesses. The AirTouch Transaction has been entered into in lieu of such joint venture.

    The Media Group expects to consummate the AirTouch Transaction in the second quarter of 1998, subject to the receipt of certain regulatory and other third party approvals. The approval of U S WEST's stockholders is not required to consummate the AirTouch Transaction.

    Following the consummation of the AirTouch Transaction, the Media Group intends to take appropriate actions to monetize the shares of the AirTouch preferred stock and AirTouch common stock that it receives in the AirTouch Transaction. In connection with the AirTouch Transaction, the Media Group and AirTouch will enter into an Investment Agreement, pursuant to which AirTouch will agree to provide to the Media Group registration rights with respect to the shares of AirTouch preferred stock and AirTouch common stock that it receives in the AirTouch Transaction and to assist the Media Group in the monetization of such shares.

    DIRECTORY AND INFORMATION SERVICES. The Media Group's directory and information services businesses develop and package content and information services, including telephone directories, database marketing, electronic directory and other interactive services in domestic and international markets. Dex publishes approximately 320 White and Yellow Pages directories in the Region. The Media Group also owns an interest in a Brazilian directory operation. During 1997, the Media Group sold Thomson Directories and U S WEST Polska, its directory operations in the United Kingdom and Poland, respectively. Upon the consummation of the Separation, Dex will be aligned with the Communications Group.

    REGULATION. The products and services of the Media Group are subject to varying degrees of regulation. Under the Telecommunications Act, the regulation of all but basic tier cable rates will be discontinued effective March 31, 1999, or earlier if competition exists. The Telecommunications Act also (i) eliminates certain cross-ownership restrictions among cable operations, broadcasters and multipoint multichannel distribution services ("MMDS") operations, (ii) removes barriers to competition with LECs, and (iii) eliminates restrictions that previously applied to the Media Group relating to long-distance services.

    The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") authorizes the FCC to set standards for governmental authorities to regulate the rates for certain cable television services, except for services offered on a per-channel or per-program basis, and equipment. Pursuant to authority granted under the 1992 Cable Act, the FCC adopted a series of rate regulations. The FCC also publicly announced that it would consider "social contracts" as an alternative form of rate regulation for cable operations. Continentals's social contract with the FCC was adopted by the FCC on August 3, 1995 and amended on August 21, 1996 and July 3, 1997 to include certain systems acquired by Continental. The social contract is a six-year agreement covering most of Continental's franchises, including those that were unregulated, and settled Continental's cost of service rate cases and benchmark cable programming service tier rate cases for the covered systems. Benchmark basic service tier rate cases in the covered systems are subject to review by local franchise authorities. As part of the resolution, Continental agreed to, among other things, invest at least $1.7 billion in domestic system rebuilds and upgrades through the year 2000 to expand channel capacity and improve system reliability and picture quality. At December 31, 1997, the investment commitment had been substantially met. Under the social contract, Continental also reduced its basic service tier rates for most of the subscribers covered by the social contract. These reductions were offset by a revenue neutral increase in cable programming service tier rates. The social contract allows for the funding of system rebuilds and upgrades by increasing cable programming service tier rates annually by one dollar per subscriber from 1997 through 1999 in most franchises, and from 1996 through 1999 for the systems incorporated under the 1996 amendment to the social contract. Rate adjustments are also allowed for inflation and external costs such as programming. The social contract also provides that, if the laws and regulations applicable to services offered in any Continental franchise change in a manner that would have a material favorable financial impact on Continental, the Media Group may petition the FCC to terminate the social contract.

    Cable television systems are also subject to local regulation, typically imposed through the franchising process. Local officials may be involved in the initial franchise selection, system design and construction, safety, rate regulation, customer service standards, billing practices, community-related programming and services, franchise renewal and imposition of franchise fees.

    The Media Group is also subject to various regulations in the foreign countries in which it has operations. In the United Kingdom, the licensing, construction, operation, sale and acquisition of cable and wireline and wireless communications systems are regulated by various government entities, including the Department of Trade and Industry and the Department of National Heritage.

    COMPETITION. The Media Group's cable television systems generally compete for viewer attention with other providers of video programming, including direct broadcast satellite ("DBS") systems, MMDS systems, local multipoint distribution services systems, satellite master antenna television ("SMATV") systems and other cable companies providing services in areas where the Media Group operates. In addition, certain LECs, including regional bell operating companies ("RBOCs"), are beginning to offer video programming in competition with the Media Group's cable services. In the past, federal cross-ownership restrictions have limited entry by LECs into the cable television business. The Telecommunications Act has eliminated many of these barriers, thereby enhancing the ability of LECs to provide video programming in competition with the Media Group. The extent of such competition in any franchise area is dependent, in part, upon the quality, variety and price of the programming provided by these services. Many of these competitive services are generally not subject to the same local government regulation that affects cable television. The cable television services offered by the Media Group also face competition for viewers and advertising from other communications and entertainment media, including off-air television broadcasting services, movie theaters, video tape rentals and live sporting events. The competition faced by the Media Group's cable systems may increase in the future with the development and growth of new technologies.

    As the Media Group begins to offer additional services over its HFC networks, the Media Group will face additional competition. Telephony services offered by the Media Group will face competition from other providers of local exchange services, including RBOCs, LECs, IXCs and other providers of local exchange services. The degree of competition will be dependent upon the state and federal regulations concerning entry, interconnection requirements and the degree of unbundling of the LECs' networks. Competition will be based upon price, service quality and breadth of services offered. The Internet access and high-speed data services offered by the Media Group compete with other providers of such services, including LECs, IXCs, ISPs and other on-line service providers.

    The Media Group's international broadband and wireless communications businesses also face competition in their respective markets. Telewest's cable television services compete with broadcast television stations, DBS services, SMATV systems and certain narrowband operators in the United Kingdom. Telewest's communications services compete with domestic telephone companies in the United Kingdom, such as British Telecommunications plc. One 2 One competes with two cellular operators and one PCS operator in the United Kingdom. Competition is based upon price, geographic coverage and quality of the services offered.

    Dex competes with various other providers of directory services, including providers of electronic directory services.

ITEM 2. PROPERTIES.

    The properties of U S WEST do not lend themselves to description by character and location of principal units. At December 31, 1997, the majority of U S WEST property was utilized in providing telecommunications services by U S WEST Communications. Substantially all of U S WEST Communications' central office equipment is located in owned buildings situated on land owned in fee, while many garages and administrative and business offices are in leased quarters.

ITEM 3. LEGAL PROCEEDINGS.

    U S WEST and its subsidiaries are subject to claims and proceedings arising in the ordinary course of business. At U S WEST Communications, there are pending certain regulatory actions in local regulatory jurisdictions that call for price decreases, refunds or both. For a discussion of these actions, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Contingencies," on p. 47.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not applicable.

                      EXECUTIVE OFFICERS OF U S WEST, INC.

    Pursuant to General Instructions G(3), the following information is included as an additional item in Part I:

                                                                                                      DATE ASSUMED
                                                                                                         PRESENT
                                                       POSITION                             AGE         POSITION
                                ------------------------------------------------------      ---      ---------------
James T. Anderson               Vice President & Treasurer                                      58           1984
Michael P. Glinsky              Executive Vice President and Chief Financial Officer            53           1996(1)
Charles M. Lillis               Executive Vice President, and President & Chief                 56           1987(2)
                                  Executive Officer, U S WEST Media Group
Richard D. McCormick            Chairman of the Board, Chief Executive Officer &                57           1991(3)
                                  President
Charles P. Russ, III            Executive Vice President-Law, Public Policy and Human           53           1992
                                  Resources, General Counsel & Secretary
Solomon D. Trujillo             Executive Vice President, and President & Chief                 46           1995(4)
                                  Executive Officer, U S WEST Communications Group

------------------------

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

    Each of the above executive officers has held a managerial position with U S WEST or an affiliate of U S WEST since 1993, except for Mr. Glinsky. Mr. Glinsky was a managing partner of Coopers & Lybrand L.L.P., from 1967 to April 1996.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The information required by this item is included in Note 24, Quarterly Financial Data, on page 112. The U. S. markets for trading in U S WEST common stock are the New York Stock Exchange and the Pacific Stock Exchange. As of January 30, 1998, U S WEST Communications Group common stock was held by approximately 669,060 shareholders of record and U S WEST Media Group common stock was held by approximately 643,770 shareholders of record.

ITEM 6. SELECTED FINANCIAL DATA.

    Reference is made to the information set forth on pages 17 through 18.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    Reference is made to the information set forth on pages 19 through 56.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

    Reference is made to the information set forth on pages 46 and 47.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    Reference is made to the information set forth on pages 60 through 114.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information required by this item with respect to executive officers is set forth in Part I, page [8], under the caption "Executive Officers of U S WEST."

    The information required by this item with respect to Directors is included in the U S WEST definitive Proxy Statement ("Proxy Statement") under "Election of Directors" and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

    The information required by this item is included in the Proxy Statement under "Compensation of Executive Officers" and "Director Compensation" and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information required by this item is included in the Proxy Statement under "Security Ownership of Management" and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Not applicable.

                                    PART IV

ITEM 14. FINANCIAL STATEMENT SCHEDULES, REPORTS ON FORM 8-K AND EXHIBITS.

(a) Documents filed as part of this report:

                                                                                                    PAGE
                                                                                              -----------------
(1)        Reports of Independent Accountants...............................................    57 through 58
(2)        Consolidated Financial Statements:
           Consolidated Statements of Operations--for the years ended December 31, 1997,
             1996 and 1995..................................................................    60 through 61
           Consolidated Balance Sheets as of December 31, 1997 and 1996.....................    62 through 63
           Consolidated Statements of Cash Flows--for the years ended December 31, 1997,
             1996 and 1995..................................................................         64
           Notes to Consolidated Financial Statements and supplementary data................   65 through 114
(3)        Consolidated Financial Statement Schedule:
           Reports of Independent Accountants...............................................         15
           II--Valuation and Qualifying Accounts............................................         16

Financial statement schedules other than those listed above have been omitted because the required information is contained in the financial statements and notes thereto, or because such schedules are not required or applicable.

(b) Reports on Form 8-K:

        U S WEST filed the following reports on Form 8-K during the fourth quarter of 1997:

    (i) report dated October 27, 1997 notification of a press release regarding U S WEST. Inc's plan to split U S WEST Media Group and U S WEST Communications Group into separate public companies; notification of a press release by U S WEST Media Group regarding the sale of its interest in Video Cable Communications, an Argentinean joint venture; and notification of the release of third quarter earnings results by U S WEST Communications Group and U S WEST Media Group.

(c) Exhibits:

Exhibits identified in parentheses below are on file with the Securities and Exchange Commission ("SEC") and are incorporated herein by reference. All other exhibits are provided as part of this electronic submission.

 EXHIBIT
 NUMBER
---------
   2-A     --Form of Separation Agreement between U S WEST, Inc. (to be renamed "MediaOne Group, Inc.") and
             USW-C, Inc. (to be renamed "U S WEST, Inc.")

   2-B     --Form of Employee Matters Agreement between U S WEST, Inc. (to be renamed "MediaOne Group, Inc.")
             and USW-C, Inc. (to be renamed "U S WEST, Inc.").

   2-C     --Form of Tax Sharing Agreement between U S WEST, Inc. (to be renamed "MediaOne Group, Inc.") and
             USW-C, Inc. (to be renamed "U S WEST, Inc.").

  (3-A)    --Form of Restated Certificate of Incorporation of U S WEST, Inc. (Annex II to Registration
             Statement No. 33-59315).

   3-B     --Form of Amended Bylaws of U S WEST, Inc.

  (4-A)    --Form of Amended and Restated Rights Agreement between U S WEST, Inc. and State Street Bank and
             Trust Company, as Rights Agent (Exhibit 4-A to Registration Statement No. 33-59315).

   4-B     --No instrument which defines the rights of holders of long and intermediate term debt of U S
             WEST, Inc. and all of its subsidiaries is filed herewith pursuant to Regulation S-K, Item
             601(b)(4)(iii)(A). Pursuant to this regulation, the Registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.

 (10-A)    --U S WEST, Inc. Short-Term Incentive Plan (Exhibit 10i to Form 10-K, date of report March 19,
             1993, File No. 1-8611).

 (10-B)    --U S WEST Executive Financial Counseling Plan (Exhibit 10j to Form 10-K, date of report March 28,
             1997, File No. 1-8611).

 (10-C)    --U S WEST Deferred Compensation Plan for Non-Employee Directors (Exhibit 10-ff to Registration
             Statement No. 2-87861).

 (10-D)    --Description of U S WEST Insurance Plan of Non-Employee Directors' Travel and Accident Insurance
             (Exhibit 10-gg to Registration Statement No. 2-87861).

 (10-E)    --Extract from the U S WEST Management Pension Plan regarding limitations on and payments of pension amounts which exceed the limitations contained in the Employee Retirement Income
             Security Act (Exhibit 10-hh to Registration Statement No. 2-87861).

 (10-F)    --U S WEST Executive Non-Qualified Pension Plan (Exhibit 10o to Form 10-K, date of report March
             29, 1989, File No. 1-8611).

 (10-G)    --Amended U S WEST Deferred Compensation Plan (Annex X to Registration Statement No. 33-59315).

 (10-H)    --Description of U S WEST Directors' Retirement Benefit Plan (Exhibit 10p to Form SE filed March
             5, 1992, File No. 1-8611).

 (10-I)    --Amended U S WEST 1994 Stock Plan (Annex IX to Registration Statement No. 33-59315).

 (10-J)    --U S WEST Senior Management Long Term Disability and Survivor Protection Plan (Exhibit 10-dd to
             Registration Statement No. 2-87861).

 (10-K)    --Form of U S WEST, Inc. Non-Qualified Stock Option Agreement (Exhibit 10u to Form 10-K, date of report March 28, 1996, File No. 1-8611).

 EXHIBIT
 NUMBER
---------
 (10-L)    --Form of U S WEST, Inc. Restricted Stock Agreement (Exhibit 10v to Form 10-K, date of report
             March 28, 1996, File No. 1-8611).

 (10-M)    --Employment letter from Richard D. McCormick to Charles P. Russ, III dated January 31, 1997
             (Exhibit 10w to Form 10-K, date of report March 28, 1997, File No. 1-8611).

 (10-N)    --Admission Agreement dated as of May 16, 1993 between Time Warner Entertainment Company, L.P. and
             U S WEST, Inc. (Exhibit 10 to Form 8-K filed May 24, 1993, File No. 1-8611).

 (10-O)    --Form of U S WEST, Inc. Executive Change of Control Agreement, Exhibit 10y to Form 10-K, date of report March 28, 1997, File No. 1-8611).

 (10-P)    --Form of Change of Control Agreement for Chief Executive Officer (Exhibit 10-g to Form 10-K, date of report March 28, 1997, File, No. 1-8611).

 (10-Q)    --Form of Group Executive Change of Control Agreement (Exhibit 10aa to Form 10-K, date of report
             March 28, 1997, File No. 1-8611).

 (10-R)    --Form of Executive Severance Agreement (Exhibit 10ab to Form 10-K, date of report March 28, 1996,
             File No. 1-8611).

 (10-S)    --U S WEST, Inc. Executive Short-Term Incentive Plan (Exhibit 10ae to Form 10-K, date of report
             March 7, 1995, File No. 1-8611).

 (10-T)    --Amended U S WEST Communications Group Long-Term Incentive Plan.

 (10-U)    --Employment letters from Richard D. McCormick to Michael P. Glinsky dated April 2, 1996 and
             January 31, 1997.

 (10-W)    --364-Day and Five-Year Credit Agreements dated as of November 1, 996, among U S WEST Capital
             Funding, Inc., U S WEST, Inc. and the Banks listed therein.

  10-X     --Agreement and Plan of Merger, dated as of January 29, 1998, among U S WEST, Inc., U S WEST Media
             Group, Inc., U S WEST NewVector Group, Inc., U S WEST PCS Holdings, Inc. and AirTouch
             Communications, Inc.

   12      --Computation of Ratio of Earnings to Fixed Charges of U S WEST, Inc. and U S WEST Financial
             Services, Inc.

   21      --Subsidiaries of U S WEST, Inc.

   23      --Consent of Independent Accountants.

   24      --Powers of Attorney.

   27      --Financial Data Schedule.

   99      --Annual Report on Form 11-K for the U S WEST Savings Plan/ESOP for the year ended December 31,
             1997, to be filed by amendment.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Englewood, State of Colorado, on March 25, 1998.

                                U S WEST, Inc.

                                By:            /s/ MICHAEL P. GLINSKY
                                     -----------------------------------------
                                                 Michael P. Glinsky
                                            EXECUTIVE VICE PRESIDENT AND
                                              CHIEF FINANCIAL OFFICER

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

PRINCIPAL EXECUTIVE OFFICER

/s/ Richard D. McCormick*       Chairman of the Board,
                                  President and Chief
                                  Executive Officer

PRINCIPAL FINANCIAL OFFICER:

/s/ Michael P. Glinsky          Executive Vice President
                                  and Chief Financial
                                  Officer

DIRECTORS:

/s/ Robert L. Crandall*

/s/ Grant A. Dove*

/s/ Allan D. Gilmour*

/s/ Pierson M. Grieve*

/s/ George J. Harad*

/s/ Allen F. Jacobson*

/s/ Charles M. Lillis*

/s/ Richard D. McCormick*

/s/ Marilyn Carlson Nelson*

/s/ Frank Popoff*

/s/ Charles P. Russ*

/s/ Louis A. Simpson*

/s/ John "Jack" Slevin*

/s/ Solomon D. Trujillo*

/s/ Jerry O. Williams*

*By    /s/ MICHAEL P. GLINSKY
      -------------------------
         Michael P. Glinsky
         (FOR HIMSELF AND AS
          ATTORNEY-IN-FACT)

Dated March 25, 1998

                   REPORTS OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareowners of U S WEST, Inc.:

    We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in U S WEST, Inc.'s (the "Company") Annual Report on Form 10-K for the years ended December 31, 1997 and 1996, and have issued our reports thereon dated February 12, 1998 appearing on page 57. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule appearing on page 16 of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The information for the years 1997 and 1996 on this schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Denver, Colorado,
February 12, 1998.

To the Board of Directors and Shareowners of U S WEST, Inc.:

    Our report on the consolidated financial statements of U S WEST, Inc. is included on page 58 of this Form 10-K. In connection with our audit of such consolidated financial statements, we have also audited the related consolidated financial statement schedule listed in the index on page 16 of this Form 10-K for the year ended December 31, 1995.

    In our opinion, the consolidated financial statement schedule referred to above, when considered in relation to the basic information statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

COOPERS & LYBRAND L.L.P.
Denver, Colorado
February 12, 1996

                                 U S WEST, INC.
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN MILLIONS)

                                                         BALANCE AT                    CHARGED TO
                                                        BEGINNING OF    CHARGED TO        OTHER                      BALANCE AT
                                                           PERIOD         EXPENSE       ACCOUNTS      DEDUCTIONS    END OF PERIOD
                                                        -------------  -------------  -------------  -------------  -------------
ALLOWANCE FOR CREDIT LOSSES
    1997..............................................    $     125      $     199(a)   $      20      $     208(b)   $     136
    1996..............................................           88            160(a)          25            148(b)         125
    1995..............................................           62            122(a)          13            109(b)          88

RESERVES RELATED TO 1993 BUSINESS RESTRUCTURING,
INCLUDING WORKFORCE AND FACILITY CONSOLIDATION
    1997..............................................          126             --             --             70             56
    1996..............................................          368             --             --            242            126
    1995..............................................          702             --             --            334            368

CAPITAL ASSETS SEGMENT:
REAL ESTATE VALUATION ALLOWANCE AND 1993 PROVISION FOR
LOSS ON DISPOSAL OF THE CAPITAL ASSETS SEGMENT (after
tax)
    1997..............................................          100             --             --            (16)           116
    1996..............................................           56             --             --            (44)           100
    1995..............................................           77             --             --             21             56

------------------------------

(a) Does not include amounts charged directly to expense. These amounts were $8, $7 and $6 for 1997, 1996 and 1995, respectively.

(b) Represents credit losses written off during the period, less collection of amounts previously written off.

                                 U S WEST, INC.

                              FINANCIAL HIGHLIGHTS

                                                                                YEAR ENDED OR AS OF DECEMBER 31,
                                                                      -----------------------------------------------------
                                                                        1997       1996       1995       1994       1993
                                                                      ---------  ---------  ---------  ---------  ---------
                                                                         DOLLARS IN MILLIONS (EXCEPT PER SHARE AMOUNTS)
Sales and other revenues(1).........................................  $  15,235  $  12,911  $  11,746  $  10,953  $  10,294
Income before extraordinary items and cumulative
 effect of change in accounting principles(2).......................        700      1,144      1,329      1,426        476
Net income (loss)(3)................................................        697      1,178      1,317      1,426     (2,806)
Total assets........................................................     39,740     40,855     25,071     23,204     20,680
Total debt(4).......................................................     14,678     15,351      8,855      7,938      7,199
Mandatorily redeemable preferred stock and Preferred
 Securities(5)......................................................      1,180      1,131        651         51         --
Shareowners' equity.................................................     11,324     11,549      7,948      7,382      5,861
Percentage of debt to total capital(4)..............................       54.0%      54.8%      50.7%      51.6%      55.1%
Capital expenditures(4).............................................  $   4,174  $   3,474  $   3,140  $   2,820  $   2,441
Employees...........................................................     67,461     69,286     61,047     61,505     60,778
  COMMUNICATIONS GROUP INFORMATION:(2, 3, 6, 7)
  Basic earnings per common share...................................  $    2.43  $    2.62  $    2.50
  Diluted earnings per common share.................................       2.41       2.58       2.46
  Basic average common shares outstanding (thousands)...............    482,751    477,549    470,716
  Diluted average common shares outstanding (thousands).............    491,232    488,591    481,933
  Dividends per common share........................................  $    2.14  $    2.14  $    2.14
  Number of common shareowners of record............................    672,517    725,560    775,125
  MEDIA GROUP INFORMATION:(2, 3, 6, 7)
  Basic and diluted earnings (loss) per common share................  $   (0.88) $   (0.16) $    0.29
  Basic average common shares outstanding (thousands)...............    606,749    491,924    470,549
  Diluted average common shares outstanding (thousands).............    606,749    491,924    471,612
  Number of common shareowners of record............................    648,077    705,341    770,346
  U S WEST, INC. INFORMATION:(2, 3, 6, 7)
  Basic earnings per common share before extraordinary items and
    cumulative effect of change in accounting principle.............                                   $    3.14  $    1.13
  Basic earnings (loss) per common share............................                                        3.14      (6.69)
  Diluted earnings (loss) per common share..........................                                        3.12      (6.68)
  Basic weighted average common shares outstanding (thousands)......                                     453,316    419,365
  Diluted weighted average common shares outstanding (thousands)....                                     463,801    419,776
  Dividends per common share........................................                                   $    2.14  $    2.14
  Number of common shareowners of record............................                                     816,099    836,328

------------------------------

(1) 1997 and 1996 sales and other revenues include $2,070 and $252, respectively, related to the acquisition by U S WEST, Inc. ("U S WEST" or the "Company") of Continental Cablevision, Inc. ("Continental"), which was consummated on November 15, 1996 (the "Continental Acquisition" or the "Acquisition").

(2) 1997 income is before an extraordinary item and includes a $152 regulatory charge ($0.31 per share of Communications Stock) related primarily to the 1997 Washington State Supreme Court ruling that upheld a Washington State Utilities and Transportation Commission 1996 rate order, a gain of $32 ($0.07 per share of Communications Stock) on the sale of U S WEST Communications, Inc.'s ("U S WEST Communications") interest in Bell Communications Research, Inc. ("Bellcore") and a gain of $48 ($0.10 per share of Communications Stock) on the sales of certain rural telephone exchanges. Also included are net gains of $249 ($0.41 per share of Media Stock) on the sales of domestic and international investments, and net losses of $356 ($0.59 per share of Media Stock) related to the Continental Acquisition. 1996 income is before the cumulative effect of a change in accounting principle and includes a gain of $36 ($0.08 per share of Communications Stock) on the sales of certain rural telephone exchanges and the current effect of $15 ($0.03 per share of Communications Stock) from adopting Statement of Financial Accounting Standards ("SFAS") No. 121. Also included are net losses of $71 ($0.15 per share of Media Stock) related to the Continental Acquisition and a charge of $19 ($0.04 per share of Media Stock) from the sale of U S WEST's cable television interests in Norway, Sweden and Hungary. 1995 income is before an extraordinary item and includes a gain of $95 ($0.20 per share of Media Stock) from the merger of Telewest Communications plc ("Telewest") with SBC CableComms (UK), a gain of $85 ($0.18 per share of Communications Stock) on the sales of certain rural telephone exchanges and costs of $17 ($0.01 per share of Communications Stock and $0.02 per share of Media Stock) associated with the 1995 Recapitalization discussed in footnote 6 below. 1994 income includes a gain of $105 ($0.23 per share) on the partial sale of U S WEST's joint venture interest

                                 U S WEST, INC.

                              FINANCIAL HIGHLIGHTS

    in Telewest, a gain of $41 ($0.09 per share) on the sale of U S WEST's paging operations and a gain of $51 ($0.11 per share) on the sales of certain rural telephone exchanges. 1993 income is before extraordinary items and was reduced by a restructuring charge of $610 ($1.46 per share) and a charge of $54 ($0.13 per share) for the cumulative effect on deferred taxes of the 1993 federally mandated increase in income tax rates. 1993 income is from continuing operations.

(3) 1997 net income was reduced by an extraordinary charge of $3 ($0.01 per share of Communications Stock and no Media Stock impact) for the early extinguishment of debt. 1996 net income includes a gain of $34 ($0.07 per share of Communications Stock) for the cumulative effect of the adoption of SFAS No. 121. 1995 net income was reduced by an extraordinary item of $12 ($0.02 per share of Communications Stock and $0.01 per share of Media Stock) for the early extinguishment of debt. 1993 net income was reduced by extraordinary charges of $3,123 ($7.45 per share) for the discontinuance of SFAS No. 71 and $77 ($0.18 per share) for the early extinguishment of debt. 1993 net income also includes a charge of $120 ($0.28 per share) for U S WEST's decision to discontinue the operations of its capital assets segment. Discontinued operations provided net income of $38 ($0.09 per share) in 1993.

(4) Debt at December 31, 1997 and 1996 includes debt related to the Continental Acquisition. Capital expenditures, debt and the percentage of debt to total capital excludes the capital assets segment, which has been discontinued and is held for sale. Percentage of debt to total capital includes Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely Company-guaranteed debentures ("Preferred Securities") and mandatorily redeemable preferred stock as a component of total capital.

(5) Includes Preferred Securities of $1,080 at December 31, 1997 and 1996, and $600 at December 31, 1995, and preferred stock subject to mandatory redemption of $100 at December 31, 1997, and $51 at December 31, 1996, 1995 and 1994.

(6) The average common shares of Media Stock outstanding for the year ended December 31, 1996 include 150,615,000 shares issued in connection with the Continental Acquisition. Effective November 1, 1995, each share of common stock of U S WEST was converted into one share each of Communications Stock and Media Stock (the "1995 Recapitalization"). Earnings per common share and dividends per common share for 1995 have been presented on a pro forma basis to reflect the two classes of stock as if they had been outstanding since January 1, 1995. For periods prior to the 1995 Recapitalization, the average shares of Communications Stock and Media Stock outstanding are assumed to equal the average shares of U S WEST common stock outstanding for such periods.

(7) In 1997, U S WEST adopted SFAS No. 128 "Earnings Per Share" which specifies new computation, presentation and disclosure requirements for earnings per share to be applied retroactively. SFAS No. 128 requires, among other things, presentation of basic and diluted earnings per share. See Note 16--Earnings Per Share--to the U S WEST, Inc. Consolidated Financial Statements.

                                 U S WEST, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

    Some of the information presented in or in connection with this report constitutes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors that could cause actual results to differ from expectations include: (i) greater than anticipated competition from new entrants into the local exchange, intraLATA toll, cable, wireless, data and directories markets, (ii) changes in demand for the Company's products and services, including optional custom calling features,
(iii) higher than anticipated employee levels, capital expenditures, and operating expenses (such as costs associated with year 2000 remediation), (iv) the loss of significant customers, (v) pending regulatory actions in state jurisdictions, (vi) regulatory changes affecting the cable and telecommunications industries, including changes that could have an impact on the competitive environment in the local exchange market, (vii) a change in economic conditions in the various markets served by the Company's operations, including international markets, that could adversely affect the level of demand for cable, telephone, wireless, directories or other services offered by the Company, (viii) greater than anticipated competitive activity requiring new pricing for services, (ix) higher than anticipated start-up costs associated with new business opportunities, (x) increases in fraudulent activity with respect to broadband and wireless services, (xi) delays in the Company's ability to begin offering interLATA long-distance services, (xii) consumer acceptance of broadband services, including telephony and data services, and wireless services, (xiii) competition from new providers of wireless services in the Company's wireless markets, or (xiv) delays in the development of anticipated technologies, or the failure of such technologies to perform according to expectations.

THE RECAPITALIZATION PLAN

    In 1995, U S WEST divided its businesses into two groups: U S WEST Communications Group (the "Communications Group") and U S WEST Media Group (the "Media Group") and created two separate classes of common stock under the 1995 Recapitalization. One class of stock, U S WEST Communications Group Common Stock (the "Communications Stock"), reflects the performance of the communications businesses comprising the Communications Group and the other class of stock, U S WEST Media Group Common Stock (the "Media Stock"), reflects the performance of the multimedia businesses comprising the Media Group. Effective November 1, 1995, each share of common stock of U S WEST was converted into one share each of Communications Stock and Media Stock.

THE SEPARATION

    On October 25, 1997, the Board of Directors of U S WEST (the "Board") adopted a proposal to separate U S WEST into two independent companies (the "Separation"). As a result of the Separation, the Communications Group will become an independent public company and will be renamed "U S WEST, Inc." ("New U S WEST"). In addition, the Media Group's directory business known as U S WEST Dex, Inc. ("Dex") will be aligned with New U S WEST (the "Dex Alignment"). The assets of New U S WEST will be accounted for at the historical values at which they were carried by U S WEST prior to the Separation. Following the Separation, U S WEST will continue as an independent public company comprised of the current businesses of Media Group other than Dex and will be renamed "MediaOne Group, Inc." ("MediaOne").

    The Separation will be implemented pursuant to the terms of a separation agreement between U S WEST and New U S WEST (the "Separation Agreement"). Under the Separation Agreement,

                                 U S WEST, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

U S WEST will redeem each issued and outstanding share of Communications Stock (other than shares of Communications Stock held as treasury stock by U S WEST) for one share of New U S WEST Common Stock, and each outstanding share of Media Stock will remain outstanding and will thereafter represent one share of MediaOne Common Stock. Each share of Communications Stock held as treasury stock by U S WEST will be cancelled. Each share of Media Stock held as treasury stock by U S WEST will remain outstanding as one share of MediaOne Common Stock held as treasury stock by MediaOne.

    In connection with the Dex Alignment, (i) U S WEST will distribute, as a dividend, an aggregate of $850 in value of New U S WEST Common Stock to holders of Media Stock (the "Dex Dividend") and (ii) $3.9 billion of U S WEST debt, currently allocated to Media Group, will be refinanced by New U S WEST (the "Dex Indebtedness").

    MediaOne will account for the Separation as a discontinuance of the businesses comprising New U S WEST. The measurement date for discontinued operations accounting purposes will be the date as of which U S WEST stockholder approval, all necessary regulatory approvals and a favorable Internal Revenue Service ("IRS") ruling are obtained. On such date, MediaOne will recognize a gain on the distribution of New U S WEST. Because the distribution is non pro-rata, as compared with the businesses previously attributed to U S WEST's two classes of stockholders, it will be accounted for at fair value. Based on the number of shares of Communications Stock outstanding and market price as of February 20, 1998, the gain (net of Separation costs) is estimated at approximately $25.2 billion. The Company will incur total Separation costs during 1998 of approximately $150, which includes severance, financial advisory, legal, registration fee, printing and mailing costs. Separation costs also include a one-time payment to terminate the sale of the Media Group cable systems in Minnesota.

    The transaction is subject to a number of approvals, including approvals by regulators and both shareowner groups, and receipt of a favorable ruling from the IRS. The Separation is expected to be complete sometime after mid-1998.

THE COMMUNICATIONS GROUP

    The Communications Group provides telecommunications services to more than 25 million residential and business customers in the Communications Group 14 state region (the "Region"). The Region includes the states of Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming. Primary telecommunications services offered include local exchange telephone services, exchange access services (which connect customers to the facilities of carriers, including long-distance providers and wireless operators), and long-distance services within Local Access and Transport Areas ("LATAs") in the Region. Other products and services include wireless personal communications services ("PCS"), high-speed data and Internet access services, and certain other communications equipment sales and services for business customers and governmental agencies.

THE MEDIA GROUP

    The Media Group has operations and investments in three principal areas: (i) cable and broadband network businesses primarily outside of the Region and internationally, (ii) domestic and international wireless communications network businesses and (iii) domestic and international directory and information services businesses.

                                 U S WEST, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

    CABLE AND BROADBAND. Media Group is the third-largest cable operator in the United States serving 4.9 million customers and passing 8.4 million homes. Media Group's cable systems are organized into six operating regions, including large clusters in Atlanta, Georgia, Eastern Massachusetts, Southern California, Southern Florida, Detroit, Michigan and Minneapolis/St. Paul, Minnesota. The cable systems offer customers various levels of cable programming services, including premium programming services such as HBO, Cinemax, Showtime, The Movie Channel and Encore, as well as pay-per-view movies and special events.

    On November 15, 1996, U S WEST acquired Continental. The aggregate consideration paid by U S WEST to shareowners of Continental consisted of 150,615,000 shares of Media Stock valued at $2.59 billion, 20,000,000 shares of U S WEST Series D Preferred Stock (the "Series D Preferred Stock") with a market value of $920 and $1.15 billion in cash. In connection with the Acquisition, U S WEST also assumed all of Continental's outstanding indebtedness and other liabilities as of November 15, 1996, which approximated $7.1 billion for a total purchase price of $11.8 billion. The Acquisition was accounted for by the purchase method of accounting. Accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values. In 1997 Continental was renamed MediaOne of Delaware, Inc. ("MediaOne Delaware").

    In addition to its cable operations, Media Group also holds significant domestic cable and broadband investments including an investment in Time Warner Entertainment Company L.P. ("TWE" or "Time Warner Entertainment"), the second largest provider of cable television services in the United States, a 10.4 percent interest in PrimeStar Partners, L.P. ("PrimeStar"), a provider of direct broadcast satellite ("DBS") services, telephone access businesses in Florida and Virginia, and interests in programming that include E! Entertainment Television. Internationally, Media Group holds an investment in Telewest, the second-largest provider of combined cable and broadband communications services in the United Kingdom. The Media Group also holds interests in cable and broadband properties in Singapore, the Netherlands, Belgium, the Czech Republic, Malaysia, Indonesia and Japan.

    WIRELESS COMMUNICATIONS. On January 29, 1998, U S WEST entered into an agreement and plan of merger (the "AirTouch Merger Agreement") pursuant to which U S WEST agreed to sell its domestic wireless business to AirTouch Communications, Inc. ("AirTouch") in a tax-efficient transaction (the "AirTouch Transaction"). The domestic wireless business includes cellular communication services provided to 2.6 million customers in 12 western and midwestern states and a 25 percent interest in PrimeCo Personal Communications, L.P. ("PrimeCo"), a provider of PCS services. Pursuant to the AirTouch Merger Agreement, AirTouch will acquire these cellular and PCS interests. Consideration under the AirTouch Transaction totals approximately $5.7 billion (subject to certain closing adjustments) and consists of (i) debt reduction of $1.4 billion, (ii) the issuance to U S WEST of $1.6 billion in liquidation preference of dividend bearing AirTouch preferred stock (fair value of approximately $1.45 billion), and (iii) approximately $2.7 billion in value of AirTouch common stock. The number of shares of AirTouch common stock to be received by U S WEST will vary based upon the terms of the AirTouch Merger Agreement.

    U S WEST expects to consummate the AirTouch Transaction in the second quarter of 1998, subject to the receipt of certain regulatory and other third party approvals. The approval of U S WEST's stockholders is not required to consummate the AirTouch Transaction. Consummation of the transaction will result in the disposition of Media Group's domestic wireless businesses. If the AirTouch Transaction had been consummated as of February 20, 1998, it would have resulted in a gain of approximately $2.2 billion, net of

                                 U S WEST, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

deferred taxes of $1.6 billion, calculated in accordance with the provisions of the AirTouch Merger Agreement.

    Media Group will retain its international wireless interests which include a 50 percent joint venture interest in Mercury Personal Communications ("One 2 One"), a provider of PCS services in the United Kingdom. Additionally, Media Group owns interests in wireless properties in Hungary, the Czech and Slovak Republics, Russia, Malaysia, India and Poland.

    DIRECTORY AND INFORMATION SERVICES. The Media Group's directory and information services businesses develop and package content and information services, including telephone directories, database marketing, electronic directory and other interactive services in domestic and international markets. Dex publishes approximately 320 White and Yellow Pages directories in the Region and will be aligned with the Communications Group as part of the Separation. Media Group also owns an interest in a Brazilian directory operation. During 1997, Media Group sold Thomson Directories and U S WEST Polska, its directory operations in the United Kingdom and Poland, respectively.

    The following discussion is based on the U S WEST, Inc. Consolidated Financial Statements prepared in accordance with generally accepted accounting principles ("GAAP").

RESULTS OF OPERATIONS--1997 COMPARED WITH 1996

    NET INCOME (LOSS)

                                                        NET INCOME (LOSS)                   BASIC EARNINGS (LOSS) PER SHARE(1)
                                            ------------------------------------------  ------------------------------------------
                                                                        DECREASE                                    DECREASE
                                                                  --------------------                        --------------------
                                              1997       1996         $          %        1997       1996         $          %
                                            ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Communications Group......................  $   1,177  $   1,249  $     (72)      (5.8) $    2.43  $    2.62  $   (0.19)      (7.3)
Media Group...............................       (480)       (71)      (409)    --          (0.88)     (0.16)     (0.72)    --
                                            ---------  ---------  ---------  ---------
Total net income..........................  $     697  $   1,178  $    (481)     (40.8)
                                            ---------  ---------  ---------  ---------
                                            ---------  ---------  ---------  ---------

------------------------------

(1) In 1997, U S WEST adopted SFAS No. 128, "Earnings Per Share," which specifies new computation, presentation and disclosure requirements for earnings per share. SFAS No. 128 requires, among other things, presentation of basic and diluted earnings per share on the face of the income statement. The following discussion and analysis of operations is based upon basic weighted average common shares outstanding. For the calculation of diluted earnings (loss) per share see Note 16--Earnings Per Share-- to the U S WEST, Inc. Consolidated Financial Statements.

                                 U S WEST, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

    COMMUNICATIONS GROUP NET INCOME

                                                                   NET INCOME                     BASIC EARNINGS PER SHARE
                                                   ------------------------------------------  -------------------------------
                                                                         INCREASE (DECREASE)                         INCREASE
                                                                                                                     (DECREASE)
                                                                         --------------------                        ---------
                                                     1997       1996         $          %       1997(1)     1996       $(1)
                                                   ---------  ---------  ---------  ---------  ---------  ---------  ---------
Reported net income..............................  $   1,177  $   1,249  $     (72)      (5.8) $    2.43  $    2.62  $   (0.19)
Adjustments to reported net income:
  Gains on sales of rural telephone exchanges....        (48)       (36)       (12)      33.3      (0.10)     (0.08)     (0.02)
  Gain on sale of investment in Bellcore.........        (32)    --            (32)    --          (0.07)    --          (0.07)
  Cumulative effect of change in accounting
    principle(2).................................     --            (34)        34     --         --          (0.07)      0.07
  Current year effect of change in accounting
    principle(2).................................     --            (15)        15     --         --          (0.03)      0.03
  Early extinguishment of debt(3)................          3     --              3     --           0.01     --           0.01
                                                   ---------  ---------        ---  ---------  ---------  ---------  ---------
Normalized income................................  $   1,100  $   1,164  $     (64)      (5.5) $    2.28  $    2.44  $   (0.16)
                                                   ---------  ---------        ---  ---------  ---------  ---------  ---------
                                                   ---------  ---------        ---  ---------  ---------  ---------  ---------


                                                       %
                                                   ---------
Reported net income..............................       (7.3)
Adjustments to reported net income:
  Gains on sales of rural telephone exchanges....       25.0
  Gain on sale of investment in Bellcore.........     --
  Cumulative effect of change in accounting
    principle(2).................................     --
  Current year effect of change in accounting
    principle(2).................................     --
  Early extinguishment of debt(3)................     --
                                                   ---------
Normalized income................................       (6.6)
                                                   ---------
                                                   ---------

------------------------------

(1) Column does not add due to rounding of individual components.

(2) Effective January 1, 1996, U S WEST adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" which, among other things, requires that companies no longer record depreciation expense on assets held for sale.

(3) Reflects a third-quarter 1997 charge of $3 (net of income tax benefits of $2) related to the early extinguishment of debt.

    In 1997, normalized income decreased $64, or 5.5 percent, to $1,100 as compared with $1,164 in 1996. Normalized earnings per share of Communications Stock were $2.28, a decrease of $0.16, or 6.6 percent, as compared to 1996. The decrease is primarily due to a $152 after-tax regulatory charge ($250 pretax), or $0.31 per share of Communications Stock, in the fourth quarter of 1997. The charge primarily relates to a liability for revenues that were collected subject to refund (with interest) in the state of Washington from May 1, 1996 through December 31, 1997. The liability was recognized in light of the Washington State Supreme Court's ruling on December 24, 1997 that upheld a Washington State Utilities Transportation Commission ("WUTC") 1996 rate order (the "Washington Rate Order"). Absent the effects of the charge, Communications Group's adjusted earnings per share were $2.59, an increase of 6.1 percent as compared to 1996. The prospective revenue reduction as a result of the Washington Rate Order approximates $115 annually. In a separate action in January 1998 the WUTC authorized a rate increase of approximately $60 annually. Tariffs implementing both orders became effective February 1, 1998. See "Contingencies."

    Income in 1997 was favorably impacted by strong demand for services. Partially offsetting the effects of increased demand were higher expenses related to interconnection, provisions for estimated regulatory liabilities other than Washington, and start-up costs associated with growth initiatives, including PCS.

                                 U S WEST, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

    MEDIA GROUP NET LOSS

                                                                       NET LOSS                     BASIC LOSS PER SHARE
                                                           ---------------------------------  ---------------------------------
                                                                                  DECREASE                           DECREASE
                                                                                 -----------                        -----------
                                                             1997       1996          $         1997       1996          $
                                                           ---------  ---------  -----------  ---------  ---------  -----------
Reported net loss........................................  $    (480) $     (71)  $    (409)  $   (0.88) $   (0.16)  $   (0.72)
Adjustments to reported net loss:
  Gains on sales of investments..........................       (249)    --            (249)      (0.41)    --           (0.41)
                                                           ---------        ---       -----   ---------  ---------  -----------
Normalized loss..........................................  $    (729) $     (71)  $    (658)  $   (1.29) $   (0.16)  $   (1.13)
                                                           ---------        ---       -----   ---------  ---------  -----------
                                                           ---------        ---       -----   ---------  ---------  -----------

    During 1997, the Media Group reported a normalized net loss of $729 ($1.29 per share of Media Stock), compared with a net loss of $71, ($0.16 per share of Media Stock) in 1996. The Continental Acquisition contributed approximately $356 ($0.59 per share of Media Stock) of the increase. The Continental Acquisition resulted in significant increases in interest and depreciation and amortization charges. The remaining increase in net loss is primarily due to greater losses from unconsolidated ventures, partially offset by increased earnings from domestic cellular and directories operations.

    During June 1997, Media Group incurred an extraordinary gain of $3 (net of income tax expenses of $2) related to the early extinguishment of debt of MediaOne Delaware. During August 1997, Media Group incurred an extraordinary loss of $3 (net of income tax benefits of $2) related to the early extinguishment of debt.

    SALES AND OTHER REVENUES

                                                                                                   INCREASE (DECREASE)
                                                                                                   --------------------
                                                                               1997       1996         $          %
                                                                             ---------  ---------  ---------  ---------
Communications Group.......................................................  $  10,319  $  10,079  $     240        2.4
Media Group................................................................      5,043      2,955      2,088       70.7
Intergroup eliminations....................................................       (127)      (123)        (4)       3.2
                                                                             ---------  ---------  ---------        ---
Total sales and other revenues.............................................  $  15,235  $  12,911  $   2,324       18.0
                                                                             ---------  ---------  ---------        ---
                                                                             ---------  ---------  ---------        ---

                                 U S WEST, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

    COMMUNICATIONS GROUP OPERATING REVENUES

                                                                                                   INCREASE (DECREASE)
                                                                                                   --------------------
                                                                               1997       1996         $          %
                                                                             ---------  ---------  ---------  ---------
Local service..............................................................  $   5,016  $   4,770  $     246        5.2
Interstate access service..................................................      2,666      2,507        159        6.3
Intrastate access service..................................................        761        770         (9)      (1.2)
Long-distance network services.............................................        885      1,100       (215)     (19.5)
Other services.............................................................        991        932         59        6.3
                                                                             ---------  ---------  ---------  ---------
Total......................................................................  $  10,319  $  10,079  $     240        2.4
                                                                             ---------  ---------  ---------  ---------
                                                                             ---------  ---------  ---------  ---------

    Approximately 97 percent of the Communications Group's revenues are attributable to the operations of U S WEST Communications, of which approximately 67 percent are derived from the states of Arizona, Colorado, Minnesota, Oregon and Washington. The primary factors that influence changes in revenues are customer demand for products and services, price changes (including those related to regulatory proceedings) and refunds. Approximately 30 percent of the access lines in service at December 31, 1997 are devoted to providing services to business customers. The access line growth rate for business customers, who tend to be heavier users of the network, has consistently exceeded the growth rate of residential customers. During 1997, business access lines grew 5.8 percent while residential access lines increased 3.9 percent, when adjusted for the 1997 sales of rural telephone access lines.

    During 1997, the Communications Group's operating revenues increased 2.4 percent, to $10,319. Revenue growth was impacted by the $250 regulatory charge in the fourth quarter of 1997. The regulatory charge was allocated among local service revenues, interstate and intrastate access services revenues, long-distance network service revenues and interest expense. Absent the effects of the charge, revenues were $10,549, an increase of 4.7 percent as compared with 1996.

    LOCAL SERVICE REVENUES. Local service revenues include local telephone exchange, local private line and public telephone services. During 1997, local service revenues increased 5.2 percent, or $246, as compared with 1996. Local service revenue growth of 5.2 percent declined from 9.8 percent in 1996 due to the effects of an $86 accrual recognized during fourth-quarter 1997 as part of the Washington Rate Order and additional provisions of approximately $95 during the year for other estimated state regulatory liabilities. See "Contingencies." Lower wireless interconnection access prices mandated by the Telecommunications Act of 1996 (the "Telecommunications Act") and the effects of rural exchange sales also impacted local service revenue growth in 1997.

    The increase in local service revenues is primarily attributable to access line growth and increased demand for new product and service offerings and existing central office features. Total reported access lines increased 609,000 during 1997, or 3.9 percent, of which 294,000 is attributed to second lines. Second line installations increased 28.2 percent compared with 1996. Access lines grew 683,000, or 4.4 percent, when adjusted for sales of approximately 74,000 rural telephone access lines during 1997. Also contributing to the revenues increase were rate increases of $37 in various states and interim compensation revenues from interexchange carriers ("IXCs") as a result of the Federal Communications Commission ("FCC") payphone orders which took effect in April 1997.

    INTERSTATE ACCESS SERVICE REVENUES. Access charges are collected primarily from IXCs for their use of the local exchange network. For interstate access services there is also a fee collected directly from

                                 U S WEST, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

telephone customers. Approximately 28 percent of access revenues and 9 percent of total revenues are derived from providing access services to AT&T Corp. ("AT&T").

    During 1997, interstate access service revenues increased $159, or 6.3 percent, to $2,666. The increase in interstate access service revenues resulted primarily from greater demand for private line services, access line growth and an increase of 6.4 percent in billed interstate access minutes of use. Also contributing to the increase were the effects of higher accruals for refunds to IXCs in 1996. Lower prices under the FCC's current price cap plan and a $25 charge during fourth-quarter 1997 for an FCC-ordered refund to IXCs for access revenues collected during the last half of 1997 partially offset the effects of greater demand for interstate access services. The Communications Group reduced prices for interstate access services, effective July 1, 1997, as a result of the FCC's current price cap plan. The access rate reductions, which are being reflected through lower interstate rates over twelve months beginning July 1, 1997, have an on-going annual revenue impact of approximately $160. The rate of growth in interstate access service revenues could decline in 1998 as a result of the FCC's May 1997 decisions to establish rules to restructure the access charge system (the "Access Reform Order") and the current price cap plan (the "Price Cap Order"). See "Communications Group--Regulatory Environment."

    INTRASTATE ACCESS SERVICE REVENUES. The decrease of $9, or 1.2 percent, in intrastate access service revenues is primarily due to the effects of a $68 accrual recognized during fourth-quarter 1997 as part of the Washington Rate Order. A 12.2 percent increase in billed intrastate minutes of use, higher demand for private line services and $7 of rate increases in local jurisdictions largely offset the effects of the Washington Rate Order.

    LONG-DISTANCE NETWORK SERVICES REVENUES. Long-distance network services revenues are derived from calls which both originate and terminate within the LATA boundaries of the Region. In 1997, long-distance network services revenues decreased $215, or 19.5 percent, as compared with 1996. The decline is partially due to the effects of a $51 accrual recognized during fourth-quarter 1997 as part of the Washington Rate Order. The decrease in long-distance network services revenues is also due to the effects of competition and the implementation of multiple toll carrier plans ("MTCPs") in various jurisdictions in 1997 and 1996. The MTCPs essentially allow independent telephone companies to act as toll carriers and are net income neutral with the reduction in toll revenues largely offset by increased intrastate access service revenues and lower access expense. Rate decreases of $20 in local jurisdictions also contributed to the decrease in long-distance network services revenues.

    Long-distance network services revenues have declined over the last several years as customers have migrated to IXCs that have the ability to offer long-distance services on both an intraLATA and interLATA basis. A portion of revenues lost to competition, however, is recovered through access charges paid by the IXCs. The Communications Group believes that erosion of long-distance network services revenues will continue due to the loss of exclusivity of 1+ dialing in Minnesota and Arizona in February and April of 1996, respectively, and in New Mexico and Wyoming in September and December of 1997, respectively, and the effects of continued competitive dial-around activity in other states within the Region. The Communications Group is responding to competition through competitive pricing of intraLATA long-distance network services and increased promotional efforts to retain customers.

    OTHER SERVICES REVENUES. Revenues from other services primarily consist of voice messaging services, inside wire installation and maintenance services, billing and collection services, and the provision of customer premises equipment ("CPE"). Other services revenues increased $59, or 6.3 percent, as compared with 1996, primarily as a result of continued market penetration of voice messaging services and

                                 U S WEST, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

greater sales of inside wire maintenance and certain other unregulated products and services. Also contributing to the increase were revenues from the launch of PCS services. Partially offsetting these increases was a reduction in contract revenues due to the completion of a large federal government telephony project in 1996.

    MEDIA GROUP SALES AND OTHER REVENUES

                                                                         INCREASE (DECREASE)       PRO      INCREASE (DECREASE)
                                                                                                FORMA(1)
                                                                         --------------------  -----------  --------------------
                                                     1997       1996         $          %         1996          $          %
                                                   ---------  ---------  ---------  ---------  -----------  ---------  ---------
CABLE AND BROADBAND:
  Domestic.......................................  $   2,323  $     488  $   1,835     --       $   2,125   $     198        9.3
  International..................................         18          6         12     --               6          12     --
                                                   ---------  ---------  ---------  ---------  -----------  ---------  ---------
                                                       2,341        494      1,847     --           2,131         210        9.9
                                                   ---------  ---------  ---------  ---------  -----------  ---------  ---------
WIRELESS COMMUNICATIONS:
  Domestic:
    Cellular service.............................      1,276      1,078        198       18.4       1,078         198       18.4
    Cellular equipment...........................        152        105         47       44.8         105          47       44.8
                                                   ---------  ---------  ---------  ---------  -----------  ---------  ---------
                                                       1,428      1,183        245       20.7       1,183         245       20.7
                                                   ---------  ---------  ---------  ---------  -----------  ---------  ---------
DIRECTORY AND INFORMATION SERVICES:
  Domestic.......................................      1,197      1,120         77        6.9       1,120          77        6.9
  International..................................         48        139        (91)     (65.5)        139         (91)     (65.5)
                                                   ---------  ---------  ---------  ---------  -----------  ---------  ---------
                                                       1,245      1,259        (14)      (1.1)      1,259         (14)      (1.1)
                                                   ---------  ---------  ---------  ---------  -----------  ---------  ---------
Other............................................         29         19         10       52.6          19          10       52.6
                                                   ---------  ---------  ---------  ---------  -----------  ---------  ---------
Total............................................  $   5,043  $   2,955  $   2,088       70.7   $   4,592   $     451        9.8
                                                   ---------  ---------  ---------  ---------  -----------  ---------  ---------
                                                   ---------  ---------  ---------  ---------  -----------  ---------  ---------

------------------------------

(1) Gives effect to the Continental Acquisition as though it had occurred on January 1, 1996.

    The pro forma increase in Media Group sales and other revenues was primarily due to growth in domestic cable and broadband and cellular service revenues.

    CABLE AND BROADBAND. Cable and broadband revenues consist primarily of basic cable programming and premium cable television services, the rental of converters and remote control devices, cable installation fees, advertising and PrimeStar DBS services.

    On a pro forma basis, domestic cable and broadband revenues increased 9.3 percent, to $2,323, in 1997. Basic cable programming services revenues increased $146, or 10.6 percent, to $1,518, primarily a result of rate increases. Rate increases averaged approximately 6 to 8 percent and were primarily related to an increase in programming costs and the addition of channels. This contributed to the 4.7 percent increase in core cable revenue per average cable subscriber to $37.76 in 1997, from $36.06 in 1996. Basic subscriber growth of 1.6 percent, adjusted for dispositions and an acquisition, also contributed to the increase in revenues along with growth in equipment rental and installation revenues. Partially offsetting the increase in revenues was a decline in premium services revenues as a result of moving the Disney Channel to the basic service tier in several markets and discounting of premium service packages. PrimeStar DBS services contributed $40 to the increase in domestic cable and broadband revenues principally as a result of a 31 percent increase in DBS customers to 181,000 at December 31, 1997. Media

                                 U S WEST, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

Group has entered into an agreement to contribute its DBS customers and certain assets to a newly formed company to be called "PrimeStar, Inc." ("New PrimeStar"). In exchange, the Media Group will receive a combination of cash and stock in New PrimeStar. The transaction is subject to various approvals and is expected to close in 1998.

    International cable and broadband revenues reflect the consolidation of Cable Plus a.s. ("Cable Plus"), a cable operator in the Czech Republic, in fourth-quarter 1996. The consolidation of Cable Plus is associated with a restructuring in 1996 whereby Media Group's ownership interest increased to 94 percent.

    WIRELESS COMMUNICATIONS. Cellular service revenues increased 18.4 percent, to $1,276 in 1997, due to a 27 percent increase in subscribers during the year, partially offset by a 12 percent drop in average revenue per subscriber to $46.42 per month. The increase in subscribers relates to continued growth in demand for wireless services, as well as the 1997 introduction of digital wireless services in several major markets. Media Group believes that increasing competition in its wireless markets, including new market entrants offering PCS technology, will result in continued decreases in revenue per subscriber and slowing subscriber growth.

    Cellular equipment revenues increased 44.8 percent, to $152 in 1997, as a result of a 14 percent increase in gross customer additions and the introduction of digital handsets. These volume increases were partially offset by decreased selling prices for analog handsets. Media Group believes that growth in equipment revenue could decline in 1998 as a result of pricing pressures associated with increased competition.

    Media Group expects to sell its domestic wireless business to AirTouch by mid-1998 pursuant to the AirTouch Transaction.

    DIRECTORY AND INFORMATION SERVICES. Revenues related to Yellow Pages directory advertising, which represents 99 percent of domestic directory and information services revenues, increased 7.2 percent, to $1,181 in 1997. The increases are largely a result of a 7.3 percent increase in revenue per local advertiser, primarily resulting from price increases of 4.6 percent and an increase in volume and complexity of advertisements sold. These increases were offset slightly by decreased revenues associated with exited product lines which were nonstrategic to the directory business. Interactive and other services, which comprise the remaining domestic directory and information services revenues, totaled $16 and $18 for the years ended December 31, 1997 and 1996, respectively.

    In conjunction with the proposed Separation, the domestic directory business will be aligned with New U S WEST.

    During 1997, Media Group sold its wholly owned international directory and information services operations.

    OPERATING INCOME

                                                                                                    INCREASE (DECREASE)
                                                                                                    --------------------
                                                                                1997       1996         $          %
                                                                              ---------  ---------  ---------  ---------
Communications Group........................................................  $   2,210  $   2,340  $    (130)      (5.6)
Media Group.................................................................        596        515         81       15.7
                                                                              ---------  ---------  ---------        ---
Total operating income......................................................  $   2,806  $   2,855  $     (49)      (1.7)
                                                                              ---------  ---------  ---------        ---
                                                                              ---------  ---------  ---------        ---

                                 U S WEST, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

    COMMUNICATIONS GROUP OPERATING INCOME

                                                                                                    INCREASE (DECREASE)
                                                                                                    --------------------
                                                                                1997       1996         $          %
                                                                              ---------  ---------  ---------  ---------
Operating revenues..........................................................  $  10,319  $  10,079  $     240        2.4
Operating expenses:
  Employee-related expenses.................................................      3,697      3,594        103        2.9
  Other operating expenses..................................................      1,870      1,634        236       14.4
  Taxes other than income taxes.............................................        416        389         27        6.9
  Depreciation and amortization.............................................      2,126      2,122          4        0.2
                                                                              ---------  ---------  ---------        ---
    Total operating expenses................................................      8,109      7,739        370        4.8
                                                                              ---------  ---------  ---------        ---
Operating income............................................................  $   2,210  $   2,340  $    (130)      (5.6)
                                                                              ---------  ---------  ---------        ---
                                                                              ---------  ---------  ---------        ---

    Operating income declined $130, or 5.6 percent, to $2,210 in 1997. Revenue growth of $240, or 2.4 percent, was more than offset by an increase of $370, or
4.8 percent, in operating costs, including approximately $150 of expenses related to interconnection. See "Communications Group--Regulatory Environment." In addition, revenue growth was negatively impacted by the fourth-quarter 1997 regulatory charge. See "Sales and Other Revenues." Absent the effects of the regulatory charge, operating income was $2,440, an increase of 4.3 percent, as compared with 1996.

    Operating expense growth was primarily due to increases in employee-related and other operating expenses. Employee-related expenses include salaries and wages (including both basic and performance-based pay), overtime, benefits (including pension, postretirement and health care), payroll taxes and contract labor. During 1997, total employee-related expenses increased $103, or 2.9 percent, to $3,697, primarily due to higher contract labor costs. The contract labor costs were predominately a result of increased systems development work (which includes expenses related to interconnection and year 2000 costs) and marketing and sales efforts. Increases in certain employee-related benefit costs also contributed to the growth in total employee-related expenses. Partially offsetting these increases were lower salaries and wages related to headcount reductions, lower conference and travel expenses and decreases in overtime costs.

    Other operating expenses include access charges paid to independent local exchange carriers ("LECs") (incurred for the routing of long-distance traffic through their facilities), network software expenses and other general and administrative costs, including allocated costs from U S WEST. During 1997, other operating expenses increased $236, or 14.4 percent, to $1,870, primarily due to a $92 increase in advertising costs and approximately $90 of interconnection expenses. Costs associated with strategic and growth initiatives (primarily PCS) and increased equipment rentals also contributed to the increase. Partially offsetting these cost increases were reduced access expenses (primarily related to the implementation of the MTCPs in 1997 and 1996), the completion of a large federal government telephony project in 1996 and lower material and supplies expense. A 1996 charge of $11 to discontinue the Omaha broadband video service trial also partially offset the increase in other operating expenses.

    At December 31, 1997, approximately 69 percent of the Communications Group's employees were represented by unions. The Communications Group's principal collective bargaining agreements expire in August 1998. Negotiations with respect to future collective bargaining agreements are underway.

                                 U S WEST, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

    Taxes other than income taxes, which consist primarily of property taxes, increased $27, or 6.9 percent, to $416, primarily due to the effects of property tax adjustments in 1996 and increased 1997 use taxes. Partially offsetting the increases were the effects of favorable tax valuations and mill levies on 1997 property taxes as compared with 1996.

    MEDIA GROUP OPERATING INCOME

                   INCREASE      PRO       INCREASE
                  (DECREASE)   FORMA(1)   (DECREASE)
                  -----------  --------   -----------
    1997   1996     $     %      1996      $      %
    -----  -----  -----  ----  --------   ----  -----
CABLE
  AND
  BROADBAND:
  Domestic... $(111) $ (13) $ (98)  --  $ (73) $(38)  52.1
  International...   (15)    (7)    (8)  --     (7)   (8)  --
    -----  -----  -----  ----  --------   ----  -----
     (126)   (20)  (106)  --      (80)     (46)  57.5
    -----  -----  -----  ----  --------   ----  -----
WIRELESS
COMMUNICATIONS:
  Domestic...   353   243   110 45.3    243  110  45.3
  International...   (13)    (3)   (10)  --     (3)  (10)  --
    -----  -----  -----  ----  --------   ----  -----
      340    240    100  41.7     240      100   41.7
    -----  -----  -----  ----  --------   ----  -----
DIRECTORY
  AND
  INFORMATION
  SERVICES:
  Domestic...   548   452    96 21.2    452   96  21.2
  International...   (11)     2   (13)  --      2  (13)  --
    -----  -----  -----  ----  --------   ----  -----
      537    454     83  18.3     454       83   18.3
    -----  -----  -----  ----  --------   ----  -----
Other(2)...  (155)  (159)     4 (2.5)   (159)    4  (2.5)
    -----  -----  -----  ----  --------   ----  -----
Operating
income... $ 596 $ 515 $  81 15.7  $ 455   $141   31.0
    -----  -----  -----  ----  --------   ----  -----
    -----  -----  -----  ----  --------   ----  -----

------------------------------

(1) Gives effect to the Continental Acquisition as though it had occurred on January 1, 1996.

(2) Primarily includes headquarters expenses for shared services and divisional expenses associated with equity investments.

    The Media Group pro forma operating income increases were due primarily to growth in domestic wireless and domestic directory operations, partially offset by higher domestic cable operating losses.

    CABLE AND BROADBAND. Domestic cable and broadband operating losses increased 52.1 percent, or $38, to $111, as compared with pro forma 1996. Revenue growth of $198, or 9.3 percent, to $2,323, was more than offset by increases in programming costs, including programming for PrimeStar DBS services, of $71, or 15.6 percent, to $525, increases in operating, marketing and advertising, and general and administrative costs of $89, or 11.4 percent, to $868, and increases in depreciation and amortization expense of $76, or 7.9 percent, to $1,041.

    Programming cost increases are primarily a result of rate increases and subscriber growth. Increases in operating, marketing and advertising, and general and administrative costs are primarily a function of customer service initiatives, costs associated with deployment of new services such as high-speed data, advertising costs to implement the "MediaOne" brand and increased professional fees. A reduction in the estimated remaining useful lives of certain assets in accordance with planned re-build activities resulted in a depreciation adjustment of $61 which accounts for the majority of the increase in depreciation and amortization expense during 1997.

                                 U S WEST, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

    The domestic cable and broadband business will continue to generate operating losses for the foreseeable future due to the amortization of intangible assets associated with the Continental Acquisition and depreciation associated with network upgrades.

    WIRELESS COMMUNICATIONS. Domestic cellular operating income increased 45.3 percent, to $353, in 1997. The increase in operating income is a result of revenue increases associated with the expanding subscriber base combined with efficiency gains. These increases were somewhat offset by a decline in revenue per subscriber, caused primarily by promotional pricing to retain subscribers and remain competitive with other wireless service providers. On a per subscriber basis, the 1997 decline in revenue of 11.6 percent has been more than offset by a combined decrease of 19.4 percent in the costs incurred to acquire and support customers. Customer acquisition costs include sales commissions, advertising, other selling costs and equipment costs. Customer support costs include charges for access and usage of land-line telecommunications networks, subscriber billing, customer service and general support costs, as well as costs associated with roaming, toll calls within LATA boundaries, and fraud. Support costs per subscriber declined 17.6 percent in 1997. The decline is generally a result of the efficiencies gained from an expanding customer base without corresponding increases in headcount and infrastructure.

    Competitive activity increased in U S WEST's domestic cellular markets in the second half of the year, particularly with the introduction of new PCS wireless services in several markets. In many cases, discounted cellular service price plans were offered in response to competition. This resulted in slowing operating income growth during the fourth quarter of 1997. Management believes such competitive impacts will continue in 1998.

    Domestic cellular depreciation and amortization increased 22.4 percent, to $180, largely as a result of network upgrades.

    DIRECTORY AND INFORMATION SERVICES. During 1997, operating income related to domestic Yellow Pages directory advertising increased 14 percent to $582. Revenue increases of 7.2 percent were partially offset by an 11 percent increase in paper and printing costs, and a 7 percent increase in sales support costs. These cost increases were associated with an increase in the volume and complexity of advertisements sold. Additionally, 1996 results include a charge of $25 incurred to reorganize and reduce management headcount. During 1997, the Yellow Pages operation completed its reorganization. Centralized operating management was divided into three regions to establish greater accountability and to move decision making closer to the customers.

    Operating losses associated with ongoing product development activities, which include development costs for Internet content services, are included in domestic directory and information services operating income. Such losses reduced domestic directory and information services operating income by $34 in 1997, compared with a reduction of $59 in 1996. The decrease in losses is primarily the result of cost containment efforts in 1997 and discontinuing various product development activities in 1996.

    At December 31, 1997, approximately 64 percent of the directory and information services segment employees were represented by unions. The principal collective bargaining agreements expire in May and October 1998. Negotiations with respect to future collective bargaining agreements are underway.

    OTHER. Other operating losses include costs related to general and administrative services provided by U S WEST to the Media Group, including executive management, legal, accounting and auditing, tax, treasury, strategic planning, and public policy. Also included are costs related to managing the various Media Group operations, predominantly the international operations. The 1997 results include a $30

                                 U S WEST, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

charge for management changes and moving costs related to relocating MediaOne Delaware's operations from Boston to Denver. This charge was partially offset by savings associated with lower international staff levels in 1997, combined with a 1996 charge of $10 related to the staff reductions at international headquarters.

    INTEREST EXPENSE AND OTHER

                                                                                                 INCREASE (DECREASE)
                                                                                                 --------------------
                                                                             1997       1996         $          %
                                                                           ---------  ---------  ---------  ---------
Interest expense.........................................................  $  (1,083) $    (612) $     471       77.0
Equity losses in unconsolidated ventures.................................       (909)      (346)       563     --
Gains on sales of investments............................................        474     --            474     --
Gains on sales of rural telephone exchanges..............................         77         59         18       30.5
Guaranteed minority interest expense.....................................        (87)       (55)        32       58.2
Other expense--net.......................................................        (56)       (61)        (5)      (8.2)

    INTEREST EXPENSE. Interest expense increased $471, or 77.0 percent, primarily as a result of assuming, at market value, $6.5 billion of debt related to the Continental Acquisition. Partially offsetting the increase were lower average debt levels at the Communications Group in 1997. U S WEST's weighted average borrowing cost was 7.0 percent in 1997, compared with 6.85 percent in 1996. See "Liquidity and Capital Resources."

    EQUITY LOSSES IN UNCONSOLIDATED VENTURES. Equity losses increased $563 in 1997, predominantly a result of greater losses generated from international ventures and the domestic investment in PrimeCo. PrimeCo launched service in November 1996, and losses associated with this venture have increased $68 as a result of start-up and other costs.

    International equity losses increased $455 in 1997. Ventures located in Asia, which includes Indonesia, India, Malaysia, Japan and Singapore, contributed $397 to the increase. During late 1997, the value of Asian currencies as compared with the U. S. dollar declined significantly, particularly in Indonesia. These declines, coupled with political uncertainties, led to a fourth-quarter 1997 pretax charge of $200. This charge combined with a significant increase in foreign exchange losses at the Asian ventures related to
U. S. dollar denominated debt and increased amortization of license fees led to the increase in equity losses.

    GAINS ON SALES OF INVESTMENTS. During 1997, Media Group sold: (i) its 90 percent interest in Fintelco, S.A. ("Fintelco"), a cable and telecommunications venture located in Argentina, for a pretax gain of $135 ($80 after tax), (ii) its shares of Teleport Communications Group, Inc. ("TCG"), acquired in the Continental Acquisition, for a pretax gain of $162 ($96 after tax), (iii) its shares of Time Warner Inc. ("TWX" or "Time Warner"), acquired in the Continental Acquisition, for a pretax gain of $44 ($25 after tax), (iv) its five percent interest in a French wireless venture, for a pretax gain of $51 ($31 after tax), and (v) U S WEST Polska, its wholly owned directory operation in Poland, for a pretax gain of $29 ($17 after tax).

    Additionally, U S WEST Communications and the other Regional Bell Operating Companies ("RBOCs") sold their equity interests in Bellcore. As a result of the sale, U S WEST Communications recorded a pretax gain of $53 ($32 after tax).

                                 U S WEST, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

    GAINS ON SALES OF RURAL TELEPHONE EXCHANGES. During 1997, the Communications Group sold selected rural telephone exchanges in Iowa, South Dakota, Nebraska, Idaho, and Minnesota for pretax gains of $77. The 1996 gains were a result of sales in Utah, North Dakota, South Dakota, Idaho and New Mexico.

    GUARANTEED MINORITY INTEREST EXPENSE. Guaranteed minority interest expense reflects an increase of $32 related to the October 29, 1996 issuance of Preferred Securities totaling $480.

    OTHER EXPENSE--NET. Other expense decreased $5 in 1997, due primarily to a 1996 pretax charge of $31 associated with the sale of the Media Group's cable television interests in Norway, Sweden and Hungary. Largely offsetting this decrease was additional interest expense associated with the Communications Group's state regulatory and interstate sharing liabilities, and increased foreign exchange transaction losses associated with loans to international ventures.

    PROVISION FOR INCOME TAXES

                                                                                                            DECREASE
                                                                                                      --------------------
                                                                                  1997       1996         $          %
                                                                                ---------  ---------  ---------  ---------
Provision for income taxes....................................................  $     522  $     696  $    (174)     (25.0)
Effective tax rate............................................................       42.7%      37.8%    --         --

    The increase in the effective tax rate is primarily a result of the effects of goodwill amortization associated with the Continental Acquisition.

    RESTRUCTURING CHARGE

    In 1993, U S WEST incurred a $1 billion restructuring charge (pretax). The related restructuring plan was designed to provide faster, more responsive customer services, while reducing the costs of providing these services. During 1997, the restructuring reserve decreased $70, to $56. Reserve usage was primarily a result of 645 employee separations and systems development costs during 1997. The restructuring plan is substantially complete as of December 31, 1997.

RESULTS OF OPERATIONS--1996 COMPARED WITH 1995

    NET INCOME (LOSS)

                                                         NET INCOME (LOSS)                BASIC EARNINGS (LOSS) PER SHARE
                                             ------------------------------------------  ---------------------------------
                                                                         INCREASE                                INCREASE
                                                                        (DECREASE)                               (DECREASE)
                                                                   --------------------                          ---------
                                               1996       1995         $          %        1996       1995(1)        $
                                             ---------  ---------  ---------  ---------  ---------  -----------  ---------
Communications Group.......................  $   1,249  $   1,176  $      73        6.2  $    2.62   $    2.50   $    0.12
Media Group................................        (71)       141       (212)    --          (0.16)       0.29       (0.45)
                                             ---------  ---------  ---------  ---------
Total net income...........................  $   1,178  $   1,317  $    (139)     (10.6)
                                             ---------  ---------  ---------  ---------
                                             ---------  ---------  ---------  ---------

                                                 %
                                                ---
Communications Group.......................        4.8
Media Group................................     --
Total net income...........................

------------------------------

(1) As a result of the 1995 Recapitalization, basic earnings (loss) per share have been presented on a pro forma basis as if the Communications Stock and Media Stock had been outstanding since January 1, 1995. For periods prior to the 1995 Recapitalization, the average common shares outstanding are assumed to be equal to the average common shares outstanding for U S WEST.

                                 U S WEST, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

    COMMUNICATIONS GROUP NET INCOME

                                                            NET INCOME                         BASIC EARNINGS PER SHARE(1)
                                            ------------------------------------------  ------------------------------------------
                                                                        INCREASE                                    INCREASE
                                                                       (DECREASE)                                  (DECREASE)
                                                                  --------------------                        --------------------
                                              1996       1995         $          %        1996      1995(1)       $          %
                                            ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Reported net income.......................  $   1,249  $   1,176  $      73        6.2  $    2.62  $    2.50  $    0.12        4.8

Adjustments to reported net income:
  Gains on sales of rural telephone
    exchanges.............................        (36)       (85)        49      (57.6)     (0.08)     (0.18)      0.10      (55.6)
  Cumulative effect of change in
    accounting principle(2)...............        (34)    --            (34)    --          (0.07)    --          (0.07)    --
  Current year effect of change in
    accounting principle(2)...............        (15)    --            (15)    --          (0.03)    --          (0.03)    --
  Recapitalization costs..................     --              8         (8)    --         --           0.01      (0.01)    --
  Early extinguishment of debt(3).........     --              8         (8)    --         --           0.02      (0.02)    --
                                            ---------  ---------        ---  ---------  ---------  ---------  ---------  ---------
Normalized income.........................  $   1,164  $   1,107  $      57        5.1  $    2.44  $    2.35  $    0.09        3.8
                                            ---------  ---------        ---  ---------  ---------  ---------  ---------  ---------
                                            ---------  ---------        ---  ---------  ---------  ---------  ---------  ---------

------------------------------

(1) As a result of the 1995 Recapitalization, basic earnings per share have been presented on a pro forma basis as if the Communications Stock had been outstanding since January 1, 1995. For periods prior to the 1995 Recapitalization, the average common shares outstanding are assumed to be equal to the average common shares outstanding for U S WEST.

(2) Effective January 1, 1996, U S WEST adopted SFAS No. 121 which, among other things, requires that companies no longer record depreciation expense on assets held for sale.

(3) Represents an extraordinary charge of $8 (net of income tax benefits of $5) related to the refinancing of $145 of long-term debt.

    The Communications Group's 1996 normalized income was $1,164, an increase of $57, or 5.1 percent, compared with $1,107 in 1995. Normalized earnings per share of Communications Stock were $2.44, an increase of $0.09, or 3.8 percent, as compared to 1995. The increase in normalized income is primarily attributable to increased demand for services. Partially offsetting the increased revenues were higher costs incurred to address business growth, service-improvement initiatives and costs related to new business opportunities.

                                 U S WEST, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

    MEDIA GROUP NET INCOME (LOSS)

                                                                                                BASIC EARNINGS (LOSS) PER
                                                                 NET INCOME (LOSS)                      SHARE(1)
                                                         ---------------------------------  ---------------------------------
                                                                                INCREASE                           INCREASE
                                                                               (DECREASE)                         (DECREASE)
                                                                               -----------                        -----------
                                                           1996       1995          $         1996      1995(1)        $
                                                         ---------  ---------  -----------  ---------  ---------  -----------
Reported net income (loss).............................  $     (71) $     141   $    (212)  $   (0.16) $    0.29   $   (0.45)

Adjustments to reported net income (loss):
  Merger of joint venture(2)...........................     --            (95)         95      --          (0.20)       0.20
  Recapitalization costs...............................     --              9          (9)     --           0.02       (0.02)
  Early extinguishment of debt(3)......................     --              4          (4)     --           0.01       (0.01)
                                                               ---  ---------       -----   ---------  ---------  -----------
Normalized income (loss)...............................  $     (71) $      59   $    (130)  $   (0.16) $    0.12       (0.28)
                                                               ---  ---------       -----   ---------  ---------  -----------
                                                               ---  ---------       -----   ---------  ---------  -----------

------------------------------

(1) As a result of the 1995 Recapitalization, basic earnings (loss) per share have been presented on a pro forma basis as if the Media Stock had been outstanding since January 1, 1995. For periods prior to the 1995 Recapitalization, the average common shares outstanding are assumed to be equal to the average common shares outstanding for U S WEST.

(2) Relates to the merger of Telewest with SBC CableComms (UK).

(3) Media Group incurred an extraordinary loss of $4 (net of income tax benefits of $2) related to the early retirement of debt by TWE.

    During 1996, the Media Group recorded a net loss of $71 compared to normalized income of $59 in 1995. Excluding the effects of the Continental Acquisition, the Media Group would have been break-even in 1996. The decline in 1996 normalized income (loss), excluding Continental, is primarily due to higher equity losses related to international and domestic growth initiatives, partially offset by improvement in domestic cellular operations.

    SALES AND OTHER REVENUES

                                                                                                        INCREASE
                                                                                                       (DECREASE)
                                                                                                  --------------------
                                                                              1996       1995         $          %
                                                                            ---------  ---------  ---------  ---------
Communications Group......................................................  $  10,079  $   9,484  $     595        6.3
Media Group...............................................................      2,955      2,374        581       24.5
Intergroup eliminations...................................................       (123)      (112)       (11)       9.8
                                                                            ---------  ---------  ---------  ---------
Total sales and other revenues............................................  $  12,911  $  11,746  $   1,165        9.9
                                                                            ---------  ---------  ---------  ---------
                                                                            ---------  ---------  ---------  ---------

                                 U S WEST, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

    COMMUNICATIONS GROUP OPERATING REVENUES

                                                                                                            INCREASE
                                                                                                           (DECREASE)
                                                                                                      --------------------
                                                                                  1996       1995         $          %
                                                                                ---------  ---------  ---------  ---------
Local service.................................................................  $   4,770  $   4,344  $     426        9.8
Interstate access service.....................................................      2,507      2,378        129        5.4
Intrastate access service.....................................................        770        747         23        3.1
Long-distance network services................................................      1,100      1,189        (89)      (7.5)
Other services................................................................        932        826        106       12.8
                                                                                ---------  ---------  ---------        ---
Total.........................................................................  $  10,079  $   9,484  $     595        6.3
                                                                                ---------  ---------  ---------        ---
                                                                                ---------  ---------  ---------        ---

    LOCAL SERVICE REVENUES. Local service revenues increased principally as a result of access line growth and increased demand for new product and service offerings, and existing central office features. Total reported access lines increased 629,000 during 1996, or 4.3 percent, of which 244,000 was attributed to second lines. Second line installations increased 30.5 percent compared with 1995. Access line growth was 5.0 percent when adjusted for sales of rural telephone access lines during 1996.

    INTERSTATE AND INTRASTATE ACCESS SERVICE REVENUES. Higher revenues from interstate access services were driven by access line growth and an increase of
8.9 percent in interstate billed access minutes of use. The increased business volume was partially offset by the effects of price reductions and sharing related accrued refunds to IXCs. Intrastate access service revenues increased primarily due to higher demand partially offset by the effects of price reductions.

    LONG-DISTANCE NETWORK SERVICES REVENUES. Long-distance network services revenues decreased primarily due to the effects of competition and the implementation of MTCPs in 1996. The 1996 impact of the MTCPs was a $27 reduction in long-distance network services revenues, partially offset by an increase in intrastate access service revenues of $5 and a decrease in other operating expenses (primarily access expense) of $21.

    OTHER SERVICES REVENUES. During 1996, revenues from other services increased primarily as a result of continued market penetration in voice messaging services and increased inside wire maintenance services. Also contributing to other services revenue growth were increased contract revenues related to a large federal government telephony project and CPE sales.

                                 U S WEST, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

    MEDIA GROUP SALES AND OTHER REVENUES

                                                                                                      INCREASE (DECREASE)
                                                                                                      --------------------
                                                                                  1996       1995         $          %
                                                                                ---------  ---------  ---------  ---------
CABLE AND BROADBAND:
  Domestic....................................................................  $     488  $     215  $     273     --
  International...............................................................          6     --              6     --
                                                                                ---------  ---------  ---------  ---------
                                                                                      494        215        279     --
                                                                                ---------  ---------  ---------  ---------

WIRELESS COMMUNICATIONS:
  Domestic:
    Cellular service..........................................................      1,078        845        233       27.6
    Cellular equipment........................................................        105         96          9        9.4
                                                                                ---------  ---------  ---------  ---------
                                                                                    1,183        941        242       25.7
                                                                                ---------  ---------  ---------  ---------

DIRECTORY AND INFORMATION SERVICES:
  Domestic....................................................................      1,120      1,058         62        5.9
  International...............................................................        139        122         17       13.9
                                                                                ---------  ---------  ---------  ---------
                                                                                    1,259      1,180         79        6.7
                                                                                ---------  ---------  ---------  ---------
Other.........................................................................         19         38        (19)     (50.0)
                                                                                ---------  ---------  ---------  ---------
Total.........................................................................  $   2,955  $   2,374  $     581       24.5
                                                                                ---------  ---------  ---------  ---------
                                                                                ---------  ---------  ---------  ---------

    Media Group sales and other revenues increased 24.5 percent, to $2,955 in 1996 due primarily to the Continental Acquisition and to strong growth in cellular service revenue. Excluding the effects of the Continental Acquisition, sales and other revenues increased 13.9 percent.

    CABLE AND BROADBAND. Domestic cable and broadband revenues increased $273, to $488 in 1996, due primarily to the Continental Acquisition. Excluding the effects of the Continental Acquisition, domestic cable and broadband revenues increased $21, or 9.8 percent, to $236. The normalized increase was due to higher revenues from the Media Group's cable systems in Atlanta, as a result of a 3.9 percent increase in revenue per subscriber to $39.36 per month and a basic subscriber increase of 4.5 percent. The increase in revenue per subscriber was primarily a result of price increases of 6 to 7 percent.

    International cable and broadband revenues reflect the consolidation in the fourth quarter of 1996 of Cable Plus.

    WIRELESS COMMUNICATIONS. Cellular service revenues increased 27.6 percent, to $1,078 in 1996, due to a 40 percent increase in subscribers during the year. The increase in subscribers was partially offset by a 12 percent drop in average revenue per subscriber to $53.00 per month. The increase in subscribers relates to continued growth in demand for wireless services, especially among consumers.

    Cellular equipment revenues increased 9.4 percent, to $105 in 1996, as a result of a 61 percent increase in units sold which was somewhat offset by lower equipment prices. A 30 percent increase in customers added during the year and the implementation of a phone exchange program for existing customers led to the increase in units sold.

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

    OPERATING INCOME

                                                                                                            INCREASE
                                                                                                      --------------------
                                                                                  1996       1995         $          %
                                                                                ---------  ---------  ---------  ---------
Communications Group..........................................................  $   2,340  $   2,178  $     162        7.4
Media Group...................................................................        515        467         48       10.3
                                                                                ---------  ---------  ---------  ---------
Total operating income........................................................  $   2,855  $   2,645  $     210        7.9
                                                                                ---------  ---------  ---------  ---------
                                                                                ---------  ---------  ---------  ---------

    COMMUNICATIONS GROUP OPERATING INCOME

                                                                                                           INCREASE
                                                                                                     --------------------
                                                                                 1996       1995         $          %
                                                                               ---------  ---------  ---------  ---------
Operating revenues...........................................................  $  10,079  $   9,484  $     595        6.3
Operating expenses:
  Employee-related expenses..................................................      3,594      3,341        253        7.6
  Other operating expenses...................................................      1,634      1,543         91        5.9
  Taxes other than income taxes..............................................        389        380          9        2.4
  Depreciation and amortization..............................................      2,122      2,042         80        3.9
                                                                               ---------  ---------  ---------  ---------
    Total operating expenses.................................................      7,739      7,306        433        5.9
                                                                               ---------  ---------  ---------  ---------
Operating income.............................................................  $   2,340  $   2,178  $     162        7.4
                                                                               ---------  ---------  ---------  ---------
                                                                               ---------  ---------  ---------  ---------

    Communications Group operating income increased $162, or 7.4 percent, to $2,340 in 1996. Revenues increased $595, or 6.3 percent, and were partially offset by an increase of $433, or 5.9 percent, in operating costs. Total operating expense growth was primarily due to increases in employee-related costs, other operating expenses and depreciation expense.

    Total employee-related expenses increased $253 primarily due to continued efforts to address increased business growth, service-improvement initiatives and new business opportunities. Salaries and wages increased primarily due to inflation-driven and contractual wage increases. Contract labor costs increased to support business growth and additional marketing organization costs related to the launch of new products and services. Employee-related expenses also included approximately $15 for contract labor and overtime as a result of flooding in Washington and Oregon in first-quarter 1996. Partially offsetting these increases were a reduction in postretirement benefit costs due to changes in actuarial assumptions and favorable cost trends, lower conference and travel expenses and decreased overtime as a result of accelerated cost reduction efforts in the latter half of 1996.

    Other operating expenses increased $91, or 5.9 percent, primarily due to higher advertising and bad debt expenses and costs associated with greater sales of CPE. Also contributing to the increase was a reserve adjustment associated with billing and collection activities performed for IXCs, and an $11 charge related to the discontinuance of the Omaha broadband video service trial. Reduced access expense (a

                                 U S WEST, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

portion of which relates to the 1996 implementation of MTCPs) and a reduction in allocated costs from U S WEST partially offset these increases. Allocated costs from U S WEST were $88 and $116 in 1996 and 1995, respectively.

    Taxes other than income taxes were relatively flat as compared with 1995. In fourth-quarter 1996, taxes other than income taxes increased by $24, or 32.4 percent, due to favorable property tax valuations and mill levies recognized during fourth-quarter 1995.

    Depreciation and amortization expense increased $80, or 3.9 percent, due to the effects of a higher depreciable asset base, partially offset by the effects of 1995 sales of certain rural telephone exchanges and the adoption of SFAS No. 121.

    MEDIA GROUP OPERATING INCOME

                                                                                                        INCREASE (DECREASE)
                                                                                                        --------------------
                                                                                    1996       1995         $          %
                                                                                  ---------  ---------  ---------  ---------
CABLE AND BROADBAND:
  Domestic......................................................................  $     (13) $      23  $     (36)    --
  International.................................................................         (7)    --             (7)    --
                                                                                  ---------  ---------  ---------  ---------
                                                                                        (20)        23        (43)    --
                                                                                  ---------  ---------  ---------  ---------
WIRELESS COMMUNICATIONS:
  Domestic......................................................................        243        147         96       65.3
  International.................................................................         (3)    --             (3)    --
                                                                                  ---------  ---------  ---------  ---------
                                                                                        240        147         93       63.3
                                                                                  ---------  ---------  ---------  ---------
DIRECTORY AND INFORMATION SERVICES:
  Domestic......................................................................        452        399         53       13.3
  International.................................................................          2         (1)         3     --
                                                                                  ---------  ---------  ---------  ---------
                                                                                        454        398         56       14.1
                                                                                  ---------  ---------  ---------  ---------
Other(1)........................................................................       (159)      (101)       (58)      57.4
                                                                                  ---------  ---------  ---------  ---------
Operating income................................................................  $     515  $     467  $      48       10.3
                                                                                  ---------  ---------  ---------  ---------
                                                                                  ---------  ---------  ---------  ---------

------------------------------

(1) Primarily includes headquarters expenses for shared services and divisional expenses associated with equity investments.

    During 1996, Media Group operating income increased 10.3 percent, to $515, due primarily to strong subscriber growth in wireless operations. Excluding the effects of the Continental Acquisition, Media Group operating income increased $73, or 15.6 percent.

    CABLE AND BROADBAND. Domestic cable and broadband operating income decreased $36, to a loss of $13, in 1996 due primarily to the Continental Acquisition. Continental contributed losses of $25 since the date of the Continental Acquisition. The Atlanta cable systems contributed operating income of $12 in 1996, compared with $23 in 1995. An increase in depreciation expense related to system upgrade activity at the Atlanta cable systems contributed to the decrease in operating income.

    International cable and broadband operating losses reflect the fourth-quarter 1996 consolidation of Cable Plus.

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

    OTHER. Other operating losses increased in 1996 primarily as a result of a change in cost allocation policy. Beginning in 1996, other operating losses include costs that are not specifically identifiable with an operating company. Previously such costs were allocated to the operating companies. Other operating losses also include a charge of $10 related to staff reductions at international headquarters in 1996.

    INTEREST EXPENSE AND OTHER

                                                                                                      INCREASE (DECREASE)
                                                                                                      --------------------
                                                                                  1996       1995         $          %
                                                                                ---------  ---------  ---------  ---------
Interest expense..............................................................  $    (612) $    (527) $      85       16.1
Equity losses in unconsolidated ventures......................................       (346)      (207)       139       67.1
Gains on sales of rural telephone exchanges...................................         59        136        (77)     (56.6)
Gain on merger of joint venture interest......................................          -        157       (157)         -
Guaranteed minority interest expense..........................................        (55)       (14)        41          -
Other expense--net............................................................        (61)       (36)        25       69.4

    INTEREST EXPENSE. Interest expense increased primarily as a result of assuming, at market value, $6.5 billion of debt related to the Continental Acquisition. Also contributing to the increase was a higher average debt level at the Communications Group and a decrease in the amount of interest capitalized resulting from a lower average balance of telecommunications plant under construction at the Communications Group.

    EQUITY LOSSES. Equity losses increased primarily due to: (1) network expansion and additional financing costs at Telewest and One 2 One, (2) rapid customer growth at One 2 One, (3) start-up and other costs associated with new international investments located in Poland and Malaysia, and (4) losses related to Continental's cable and telecommunications investments. Domestically, improved results from the TWE partnership, related to improvements in cable and programming operations, were more than offset by increased losses at PrimeCo which launched service in the fourth quarter of 1996.

    GAINS ON SALES OF RURAL TELEPHONE EXCHANGES. During 1996, the Communications Group sold selected rural telephone exchanges in Utah, North Dakota, South Dakota, Idaho and New Mexico for pretax gains of $59. The 1995 gains were a result of sales in Colorado, Washington, Oregon and Arizona.

                                 U S WEST, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

    GAIN ON MERGER OF JOINT VENTURE INTEREST. During 1995, Telewest merged with SBC CableComms (UK) resulting in a pretax gain of $157.

    GUARANTEED MINORITY INTEREST EXPENSE. Guaranteed minority interest expense reflects an increase of $34 related to the September 11, 1995 issuance of Preferred Securities totaling $600, and an increase of $7 related to an additional $480 issuance of Preferred Securities on October 29, 1996.

    OTHER EXPENSE--NET. Other expense increased primarily as a result of a pretax charge of $31, associated with the sale of U S WEST's cable television interests in Norway, Sweden and Hungary, and a $13 adjustment related to U S WEST Communications' equity investment in Bellcore. Partially offsetting the increase in other expense were foreign currency translation gains associated with loans to international ventures and costs incurred in 1995 associated with the 1995 Recapitalization.

    PROVISION FOR INCOME TAXES

                                                                                                               DECREASE
                                                                                                         --------------------
                                                                                     1996       1995         $          %
                                                                                   ---------  ---------  ---------  ---------
Provision for income taxes.......................................................  $     696  $     825  $    (129)     (15.6)
Effective tax rate...............................................................       37.8%      38.3%    --         --

    The decrease in the effective tax rate is primarily a result of a one-time benefit associated with the leveraged lease portfolio.

LIQUIDITY AND CAPITAL RESOURCES

    OPERATING ACTIVITIES

                                                                                           YEAR ENDED DECEMBER 31,
                                                                                       -------------------------------
                                                                                         1997       1996       1995
                                                                                       ---------  ---------  ---------
Communications Group(1)..............................................................  $   3,848  $   3,306  $   2,719
Media Group(1).......................................................................      1,318        724        640
Other................................................................................     --         --             61
                                                                                       ---------  ---------  ---------
Total cash provided by operating activities..........................................  $   5,166  $   4,030  $   3,420
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------

------------------------------

(1) Individual group cash flow statements are provided in Note 23--Supplemental Communications Group and Media Group Combined Statements--to the U S WEST, Inc. Consolidated Financial Statements.

    During 1997, the increase in the Communications Group's operating cash flow reflects business growth, efforts to manage working capital, lower restructuring expenditures, and a decrease in the cash funding of postretirement benefits during 1997. Operating cash flow at Media Group increased primarily due to the effects of the Continental Acquisition and growth in the domestic cellular and Yellow Pages businesses. Partially offsetting the increase were higher financing costs resulting from greater debt levels associated with the Continental Acquisition.

    During 1996, cash provided by operating activities increased $610 due primarily to growth in Communications Group operations. The increase in operating cash flows at the Communications Group also reflects a $157 decrease in the cash funding of postretirement benefits and lower restructuring

                                 U S WEST, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

expenditures. Media Group operating cash flow increased due to growth in the cellular and Yellow Pages businesses.

    Future cash needs of the Communications Group could increase with the pursuit of new business opportunities, including PCS. Future cash needs could also increase as the Communications Group implements the interconnection requirements and other provisions of the Telecommunications Act. However, the impact will depend on the nature and timing of the requirements and the type of recovery mechanisms provided for by the FCC and state commissions. See "Communications Group--Regulatory Environment." The Communications Group expects that such cash needs will be funded through operations and, when necessary, the issuance of debt securities.

    Media Group expects that its future cash needs, primarily associated with the domestic cable network upgrade, will exceed cash generated from operations during the next several years. Additional financing is expected to come primarily from a combination of new debt and, if consummated, the monetization of the securities to be received by Media Group from AirTouch in connection with the AirTouch Transaction.

    INVESTING ACTIVITIES

                                                                                           YEAR ENDED DECEMBER 31,
                                                                                       -------------------------------
                                                                                         1997       1996       1995
                                                                                       ---------  ---------  ---------
Communications Group(1)..............................................................  $   2,058  $   2,230  $   2,268
Media Group(1).......................................................................      1,242        818      1,238
                                                                                       ---------  ---------  ---------
Total cash used for investing activities.............................................  $   3,300  $   3,048  $   3,506
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------

------------------------------

(1) Individual group cash flow statements are provided in Note 23--Supplemental Communications Group and Media Group Combined Statements--to the U S WEST, Inc. Consolidated Financial Statements.

    Total capital expenditures, on a cash basis, were $3,690, $3,071, and $2,825 in 1997, 1996 and 1995, respectively. Communications Group capital expenditures were $2,139, $2,419 and $2,462, and Media Group capital expenditures were $1,551, $652 and $363 in 1997, 1996 and 1995, respectively. The majority of the Communication Group's 1997 capital expenditures related to access line growth, continued modernization of the telecommunications network and Telecommunications Act requirements including interconnection and local number portability costs. Expenditures associated with entering wireless communications markets with the launch of PCS also impacted capital expenditures. Media Group capital expenditures increased in 1997 associated with its domestic cable network upgrade.

    In 1998, capital expenditures are expected to approximate $4.5 billion, of which $2.6 billion pertains to the Communications Group and $1.9 billion pertains to the Media Group. Included in the 1998 capital expenditure estimates are Communications Group entry costs for the launch of PCS in new markets and additional interconnection costs. Also included are costs for Media Group to continue upgrading its domestic cable network of $1.6 billion and its domestic cellular network of $300. The actual domestic cellular capital requirements could vary depending on the timing of the consummation of the AirTouch Transaction.

    Media Group has invested $213, $132 and $268 in PrimeCo in 1997, 1996 and 1995, respectively. Such funding was for network build activities in 1997 and 1996, and the purchase of PCS licenses in 11 markets in 1995. Funding requirements in 1998 are expected to approximate $230. However, actual funding requirements could vary depending on the timing of the consummation of the AirTouch Transaction.

                                 U S WEST, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

    Investing activities of Media Group include equity investments in international ventures. Media Group invested $325, $243 and $681 in international ventures in 1997, 1996 and 1995, respectively. Investments in 1997 included an additional 40 percent interest in Fintelco and capital contributions to a wireless venture in India. Investments in 1996 included loans provided to One 2 One, the purchase of a 23 percent interest in Polska Telefonia Cyfrowa, a venture to provide wireless service in Poland, and the purchase of a 28 percent interest in Telenet Flanders, a venture in Belgium to provide telephony services on the cable network. In 1995, U S WEST invested $681 in international ventures in Malaysia, the Netherlands, the Czech Republic and the United Kingdom. U S WEST anticipates that investments in international ventures will approximate $290 in 1998 to fund continued expansion in India, Japan, Belgium, and at One 2 One.

    During 1997, Media Group paid the cash portion of the Continental Acquisition consideration of $1,150 to the Continental shareowners. In addition, the Communications Group paid $73 to purchase PCS licenses in connection with its launch of PCS service in various markets.

    Throughout 1997, Media Group pursued a plan to monetize nonstrategic assets, including various domestic and international investments. Such asset sales generated total proceeds of $2,058. Proceeds from sales of international investments totaled $887, domestic investments totaled $931, assets held for sale totaled $231, and disposals of property, plant and equipment totaled $9. International sales consisted of: (a) a five percent interest in a French wireless venture for proceeds of $81, (b) a 90 percent interest in Fintelco for proceeds of $641, (c) Thomson Directories, the directory operation in the United Kingdom, and U S WEST Polska, the directory operation in Poland, for net proceeds of $121 and $27, respectively, and (d) other miscellaneous international investment sales for proceeds of $17. Domestic sales were comprised of the sale of shares of TCG, for net proceeds of $678, shares of TWX, for net proceeds of $220, and miscellaneous asset sales, for proceeds of $33. In addition, U S WEST Communications sold its equity interest in Bellcore for proceeds of $65.

    The Communications Group received cash proceeds of $67, $174 and $214 during 1997, 1996 and 1995, respectively, for the sales of certain rural telephone exchanges. Since implementing its rural telephone exchange sales program, the Communications Group has sold approximately 342,000 access lines.

    FINANCING ACTIVITIES

                                                                                          YEAR ENDED DECEMBER 31,
                                                                                      -------------------------------
                                                                                        1997       1996       1995
                                                                                      ---------  ---------  ---------
Communications Group(1).............................................................  $  (1,843) $  (1,168) $    (395)
Media Group(1)......................................................................        (13)       195        525
Other...............................................................................     --         --            (61)
                                                                                      ---------  ---------  ---------
Total cash (used for) provided by financing activities..............................  $  (1,856) $    (973) $      69
                                                                                      ---------  ---------  ---------
                                                                                      ---------  ---------  ---------

------------------------------

(1) Individual group cash flow statements are provided in Note 23--Supplemental Communications Group and Media Group Combined Statements--to the U S WEST, Inc. Consolidated Financial Statements.

    DIVIDENDS

    U S WEST paid dividends on the Communications Stock totaling $992, $939 and $926 during 1997, 1996 and 1995, respectively.

                                 U S WEST, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

    DEBT ACTIVITY

    Total debt at December 31, 1997 was $14,678, a decrease of $673 compared to December 31, 1996. This decrease was due primarily to debt redemptions. During 1996, debt increased $6,496 primarily a result of assuming, at market value, Continental debt totaling $6,525 in conjunction with the Continental Acquisition. Concurrently, U S WEST refinanced $3,657 of Continental's debt with U S WEST commercial paper. In January 1997, U S WEST issued medium- and long-term debt totaling $4.1 billion, at a weighted-average interest rate of
7.47 percent. The proceeds were used to refinance the commercial paper. Accordingly, such commercial paper is classified as long-term debt at December 31, 1996.

    During 1997, U S WEST redeemed its zero coupon subordinated notes, which had a recorded value of $571. In addition, MediaOne Delaware redeemed a 10 5/8 percent senior subordinated note with a recorded value of $110, including a premium of $10. U S WEST financed both redemptions with floating-rate commercial paper.

    In June 1997, U S WEST acquired cable systems serving approximately 40,000 subscribers in Michigan for cash of $25 and the issuance of approximately $50 in liquidation value of U S WEST Series E Preferred Stock (the "Series E Preferred Stock"). The Series E Preferred Stock is redeemable at U S WEST's option beginning five years from the date of issuance. The stockholders have the right to elect cash upon redemption, or to convert their shares into Media Stock based on a predetermined formula.

    In 1996, U S WEST issued $254 of exchangeable notes, or Debt Exchangeable for Common Stock ("DECS"), due May 15, 1999. Upon maturity, each such DECS will be exchanged by U S WEST for shares of common stock of Financial Security Assurance Holdings Ltd. ("FSA") held by U S WEST or, at U S WEST's option, redeemed at the cash equivalent. The capital assets segment currently holds approximately 42.1 percent of the outstanding FSA common stock. On October 29, 1996, U S WEST refinanced commercial paper through the issuance of 8.25 percent Preferred Securities totaling $480. The payment of interest and redemption amounts to holders of the Preferred Securities are fully and unconditionally guaranteed by U S WEST. In 1995, U S WEST issued $130 of DECS due December 31, 1998. Upon maturity, each such DECS will be exchanged by U S WEST for shares of Enhance Financial Services Group, Inc. ("Enhance") or, at U S WEST's option, redeemed at the cash equivalent. The capital assets segment currently holds approximately 29.2 percent of the outstanding Enhance common stock.

    During 1995, increases in debt were partially offset by reductions in debt related to the Media Group's investment in TWE and a refinancing of commercial paper by issuing $600 of 7.96 percent Preferred Securities. U S WEST refinanced $2.6 billion of commercial paper to take advantage of favorable long-term interest rates. In addition to the commercial paper, U S WEST Communications refinanced $145 of long-term debt.

    Excluding debt associated with the capital assets segment, U S WEST's percentage of debt to total capital at December 31, 1997, was 54.0 percent compared with 54.8 percent at December 31, 1996. Including debt associated with the capital assets segment, Preferred Securities and mandatorily redeemable preferred stock, U S WEST's percentage of debt to total capital was 58.9 percent at December 31, 1997 compared with 59.5 percent at December 31, 1996. The decrease in the percentage of debt to total capital in 1997 is primarily a result of decreased debt levels.

    U S WEST COMMUNICATIONS CREDIT RATINGS

    During the first quarter of 1997, Standard & Poor's lowered U S WEST Communications' senior unsecured debt rating from A+ to A as a result of a modified rating criteria implemented by Standard &

                                 U S WEST, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

Poor's to reflect the increased competitive telecommunications environment. During the second quarter of 1997, Moody's placed U S WEST Communications' senior unsecured debt under review in connection with U S WEST Communications' regulatory rulings, which may result in a downgrading. See "Contingencies."

    U S WEST Communications' senior unsecured debt and commercial paper ratings by Moody's, Standard & Poor's and Duff & Phelps were Aa3, A and AA-, and P1, A1 and D1+, respectively, at December 31, 1997.

    In connection with U S WEST's announcement of the Separation, Standard & Poor's placed U S WEST Communications' senior unsecured debt on credit watch with positive implications and reaffirmed U S WEST Communications' commercial paper ratings, and Duff & Phelps reaffirmed U S WEST Communications' senior unsecured debt and commercial paper ratings.

    U S WEST CAPITAL FUNDING, INC. AND PREFERRED SECURITIES CREDIT RATINGS

    As a result of the Separation announcement, the credit ratings for U S WEST Capital Funding, Inc. ("Capital Funding"), a wholly owned subsidiary of U S WEST, and for the Preferred Securities of U S WEST Financing I ("Financing I") and U S WEST Financing II ("Financing II"), wholly owned subsidiaries of U S WEST, are under review by Standard & Poor's (with negative implications), Moody's and Duff & Phelps. Senior debt at MediaOne Delaware was downgraded by Moody's from Baa2 to Baa3 and subordinated debt from Baa3 to Ba1, and is under review by Standard & Poor's, with negative implications. The MediaOne Delaware debt remains under review for further downgrading by Moody's. For all outstanding debt securities issued or guaranteed by U S WEST, U S WEST intends to take appropriate steps to preserve bondholder value in connection with the Separation.

    Capital Funding's senior unsecured debt and commercial paper ratings by Moody's, Standard & Poor's and Duff & Phelps were Baa1, BBB+ and BBB+, and P2, A2, and D-2, respectively, at December 31, 1997. The Preferred Securities' ratings by Moody's, Standard & Poor's, and Duff & Phelps were baa2, BBB+ and BBB, respectively, at December 31, 1997.

    OTHER ITEMS

    U S WEST commitments and debt guarantees associated with Media Group international and domestic investments totaled approximately $650 and $175, respectively, at December 31, 1997. In addition, a Media Group subsidiary guarantees debt, nonrecourse to U S WEST, associated with its international investment in the principal amount of approximately $600.

    U S WEST maintains a commercial paper program to finance short-term cash flow requirements, as well as to maintain a presence in the short-term debt market. In addition, U S WEST maintains lines of credit aggregating approximately $4.5 billion, all of which were available at December 31, 1997. Under registration statements filed with the Securities and Exchange Commission, as of December 31, 1997, U S WEST is permitted to issue up to approximately $900 of new debt securities.

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

                                 U S WEST, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

    EFFECTS OF THE SEPARATION

    In connection with the Separation, New U S WEST and MediaOne will seek to refinance certain indebtedness issued or guaranteed by U S WEST (the "U S WEST Indebtedness") through a combination of tender offers, prepayments, defeasance, consent solicitations and/or exchange offers (the "Refinancing"). At December 31, 1997, the U S WEST Indebtedness totaled approximately $7.5 billion and included Preferred Securities of $1,080. As of February 20, 1998, the estimated cost of the Refinancing is $346 (net of income tax benefits of $231). In addition to refinancing costs, such costs include the difference between the market and face value of the U S WEST Indebtedness and a charge for unamortized debt issuance costs.

    New U S WEST does not expect the Separation will adversely affect its ability to access the capital markets or the financing terms available to it.

    As a result of being a wholly owned business group of U S WEST, Media Group has been able to borrow money using U S WEST's credit rating, which is supported by the cash flows generated by the businesses of both Communications Group and Media Group. Management believes the ability of Media Group to borrow money using U S WEST's consolidated credit rating has permitted Media Group to have lower borrowing costs than it would as a stand-alone entity and to access the commercial paper market on a regular basis in order to fund its operations. The terms of the U S WEST indebtedness include few covenants and therefore have not interfered with the operations of Media Group or limited the flexibility of Media Group to pursue its business objectives.

    Upon consummation of the Separation, MediaOne will not have access to the cash flows generated by the businesses of New U S WEST, including cash flows generated by Dex, to support its credit rating or otherwise. Based upon the anticipated capitalization of MediaOne, which includes the refinancing by New U S WEST of $3.9 billion of U S WEST debt currently allocated to Media Group, it is expected that MediaOne's credit rating will be lower than the current credit rating of U S WEST. This could result in higher borrowing costs and reduced access to the commercial paper market. As a result, MediaOne may be required to borrow from commercial banks to fund its short-term capital requirements. Such bank indebtedness, as well as MediaOne's public indebtedness, may contain covenants that could reduce MediaOne's operating flexibility.

    EFFECTS OF THE AIRTOUCH TRANSACTION

    Under the terms of the proposed AirTouch Transaction, Media Group debt will be reduced by $1.4 billion. In addition, Media Group and AirTouch will enter into an investment agreement, pursuant to which AirTouch will agree to provide to Media Group registration rights with respect to the shares of AirTouch preferred stock and AirTouch common stock which it receives in the AirTouch Transaction and to assist the Media Group in the monetization of such shares. U S WEST believes that the consummation of the AirTouch Transaction will likely improve the credit rating to be assigned to MediaOne in the Separation.

    RISK MANAGEMENT

    U S WEST is exposed to market risks arising from changes in interest rates, foreign exchange rates and equity prices. Derivative financial instruments are used to selectively manage these risks. U S WEST does not use derivative financial instruments for trading purposes.

                                 U S WEST, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

    INTEREST RATE RISK MANAGEMENT. The objective of the interest rate risk management program is to minimize the total cost of debt over time and the interest rate variability. This is achieved through the use of interest rate swaps, which adjust the ratio of fixed- to variable-rate debt.

    Approximately $270 of U S WEST's floating rate debt is exposed to changes in interest rates. Such exposure is primarily linked to the 30-day commercial paper rate. A hypothetical 10 percent change in the 30-day commercial paper rate would not have a material effect on the annual earnings of U S WEST.

    FOREIGN EXCHANGE RISK MANAGEMENT. U S WEST selectively enters into forward and option contracts to manage the market risks associated with fluctuations in foreign exchange rates after considering offsetting foreign exposures among international operations. The use of forward and option contracts allows U S WEST to fix or cap the cost of firm foreign investment commitments, the amount of foreign currency proceeds from sales of foreign investments, the repayment of foreign currency denominated receivables and the repatriation of dividends. The market values of the foreign exchange positions, including the hedging instruments, are continuously monitored and compared with predetermined levels of acceptable risk. All foreign exchange contracts have maturities of one year or less. The use of such contracts was limited in 1997 and as of December 31, 1997, the market value of foreign exchange contracts outstanding was not material.

    U S WEST is exposed to foreign exchange risk associated with its cash deposits and notes receivable and payable denominated in foreign currencies. As of December 31, 1997, Media Group has British pound-denominated notes receivable and cash deposits in the translated amount of $245, a Czech Koruna-denominated note receivable and cash deposits in the translated amount of $50 and a Czech Koruna-denominated note payable in the translated amount of $17.

    A hypothetical adverse change of 10 percent in the British Pound and Czech Koruna exchange rates as compared with the U. S. dollar would reduce the market value of the cash deposits and notes receivable and payable by $28 as of December 31, 1997.

    EQUITY-PRICE RISK MANAGEMENT. U S WEST is exposed to market risks associated with fluctuations in equity security prices related to its investments in marketable equity securities. On a selective basis, U S WEST enters into option contracts to manage the market risks associated with fluctuations in equity security prices. At December 31, 1997, U S WEST had sold call options to complete exit strategies with regard to certain individual marketable equity securities.

    A hypothetical 10 percent decline in equity security prices related to U S WEST's combined position in marketable equity securities and option contracts would reduce the market value of the combined position at December 31, 1997, by $12.

    The changes in interest rates, foreign exchange rates and equity security prices are based on hypothetical movements in future market rates and are not necessarily indicative of actual results which may occur. Future gains and losses will be affected by actual changes in interest rates, foreign exchange rates and equity security prices and market exposures, and changes in derivative financial instruments employed during the year.

CONTINGENCIES

    COMMUNICATIONS GROUP

    At U S WEST Communications, there are pending regulatory actions in local regulatory jurisdictions that call for price decreases, refunds or both.

                                 U S WEST, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

    WASHINGTON. In 1996, the WUTC acted on U S WEST Communications' 1995 rate request. U S WEST Communications had sought to increase revenues by raising rates primarily for basic residential services over a four-year period. Instead of granting U S WEST Communications' request, the WUTC ordered $91.5 in annual net revenue reductions, effective May 1, 1996.

    On December 24, 1997, the Washington State Supreme Court upheld the WUTC ruling. The Washington State Supreme Court's ruling resulted in an estimated liability for the revenues that were collected subject to refund from May 1, 1996 through December 31, 1997, including interest, in the amount of $225. The prospective revenue reduction as a result of this ruling approximates $115 annually, which includes the effects of business growth. In a separate action, the WUTC authorized a rate increase of approximately $60 annually that partially mitigates the effect of the Washington State Supreme Court's ruling. Tariffs implementing both orders became effective February 1, 1998.

    OREGON. On May 1, 1996, the Oregon Public Utilities Commission ("OPUC") approved a stipulation terminating prematurely U S WEST Communications' alternative form of regulation ("AFOR") plan, and it then undertook a review of U S WEST Communications' earnings. In May 1997, the OPUC ordered U S WEST Communications to reduce its annual revenues by $97, effective May 1, 1997, and to issue a one-time refund, including interest, of approximately $102 to reflect the revenue reduction for the period May 1, 1996 through April 30, 1997. The one-time refund is for interim rates which became subject to refund when U S WEST Communications' AFOR plan was terminated on May 1, 1996.

    U S WEST Communications filed an appeal of the order and asked for an immediate stay of the refund with the Oregon Circuit Court for the County of Marion (the "Oregon Circuit Court") which granted U S WEST Communications' request for a stay, pending a full review of the OPUC's order. On February 19, 1998, the Oregon Circuit Court entered a judgment in U S WEST Communications' favor on most of the appealed issues. The OPUC has announced its intent to appeal. The potential exposure, including interest, at December 31, 1997, is not expected to exceed $180.

    UTAH. In another proceeding, the Utah Supreme Court has remanded a Utah Public Service Commission ("UPSC") order to the UPSC for hearing, thereby establishing two exceptions to the rule against retroactive ratemaking: 1) unforeseen and extraordinary events, and 2) misconduct. The UPSC's initial order denied a refund request from IXCs and other parties related to the Tax Reform Act of 1986. The potential exposure, including interest, at December 31, 1997, is not expected to exceed $160.

    STATE REGULATORY ACCRUALS. U S WEST Communications has accrued $348 at December 31, 1997, which represents its estimated liability for all state regulatory proceedings, predominately the items discussed above. Approximately $225 of the total estimated liability was recognized during fourth-quarter 1997. It is possible that the ultimate liability could exceed the recorded liability by an amount up to approximately $230. U S WEST Communications will continue to monitor and evaluate the risks associated with its local regulatory jurisdictions, and will adjust estimates as new information becomes available.

    MEDIA GROUP

    Media Group and AirTouch are currently parties to a multi-phased joint venture (the "AirTouch Joint Venture") pursuant to which they have agreed to combine their domestic cellular businesses. In February 1997, the King County Superior Court in Washington state ruled that a subsidiary of Media Group violated the terms of its partnership agreement with its minority partners in the Seattle cellular partnership by entering into the AirTouch Joint Venture. Similar litigation was filed in other jurisdictions regarding

                                 U S WEST, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

other cellular partnerships by the same minority partner that brought the Seattle litigation. On December 1, 1997, this minority partner announced it was selling its minority interests in the eight cellular properties where it was a partner with a Media Group subsidiary to AirTouch. As a result of the minority partner's actions, litigation in the states of Washington, Arizona, Colorado, Minnesota, Idaho and Delaware has now been stayed or dismissed pending consummation of the transfer of the minority partner's interest to AirTouch. The AirTouch Transaction has been entered into in lieu of the AirTouch Joint Venture.

COMPETITIVE AND REGULATORY ENVIRONMENT

    COMMUNICATIONS GROUP--COMPETITIVE ENVIRONMENT

    The Communications Group faces competition in the local exchange business, exchange access and intraLATA long-distance markets, primarily from IXCs, competitive local exchange carriers ("CLECs") and competitive access providers ("CAPs"). CLECs and CAPs compete with the Communications Group by providing customers with network services that connect to carrier facilities or other business locations within a serving LATA. IXCs compete with the Communications Group by providing intraLATA long-distance services. Such competition is eroding U S WEST Communications' market share of intraLATA long-distance services, including Wide Area Telephone Service and "800" services. IXCs are competing in this area by offering lower prices and packaging these services on an intraLATA and interLATA basis.

    The Telecommunications Act has altered the competitive landscape of the telecommunications industry by permitting competition among local telephone companies, long-distance companies and cable companies. As a result, it is expected that additional competitors will be introduced into the Communications Group's markets who will offer services similar to those offered by the Communications Group, including local exchange services. The Communications Group believes that these competitors have initially targeted high-volume business customers in densely populated urban areas and will selectively pursue business in smaller communities. The resulting loss of local service customers could affect multiple revenue streams and could have a material, adverse effect on the Communications Group's operations. Court and state regulatory commission deliberations on interconnection rates and newly issued FCC rules on interstate access pricing could also result in significant changes in revenues received from carriers. The wireless services being introduced by the Communications Group will face competition from the two cellular providers in each of the markets in which it operates as well as from the other providers of PCS services in such markets. The high-speed data and Internet access services offered by the Communications Group face competition from LECs, IXCs, Internet service providers and other providers of data services in the Communications Group's markets.

    Technological advancements will also increase competition in the future. New competitive carriers that are affiliates of cable television companies and power companies are expected to play a greater role in offering local exchange services. In addition to local exchange services, competitors are expected to offer services that will compete with those U S WEST Communications offers and plans to offer, including video programming and high-speed data and Internet services.

    The Communications Group expects to counter the competition by expanding services to include new retail as well as wholesale markets. Recently introduced service offerings include PCS, high-speed data and Internet services, and interconnection services provided for competing providers of local services. Planned future service offerings include interLATA long-distance services as the regulatory environment permits, while interconnection services will be expanded. See "Communications Group--Regulatory Environment." Management believes that the Communications Group's ability to bundle local, long-distance, PCS

                                 U S WEST, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

and other services will provide a significant opportunity to compete by offering one-stop shopping with a package of services similar to those that can be offered by IXCs and CLECs.

    COMMUNICATIONS GROUP--REGULATORY ENVIRONMENT

    THE TELECOMMUNICATIONS ACT OF 1996.

    Under the Telecommunications Act, the RBOCs are permitted to provide interLATA long-distance services by opening their local networks to facilities-based competition and satisfying a detailed list of requirements, including providing interconnection and number portability. The Telecommunications Act also reaffirms the concept of universal service and directs the FCC and state regulators to determine universal service funding policy. The FCC and state regulators have been given the responsibility to interpret and oversee implementation of large portions of the Telecommunications Act.

    On December 31, 1997, the U. S. District Court for the Northern District of Texas (the "U. S. District Court") declared that the restrictions placed on RBOCs relating to the provision of in-region interLATA long-distance services were unconstitutional and discriminatory. The FCC, the Department of Justice, AT&T and other IXCs requested the U. S. District Court to stay its order pending a full review and appealed the U. S. District Court's order to the Fifth Circuit Court of Appeals. On February 11, 1998, the U. S. District Court issued a stay of the order while denying a separate request from IXCs to prevent the RBOCs from preparing to sell interLATA long-distance service. As a result of the U. S. District Court's ruling, absent reversal, U S WEST intends to offer interLATA long-distance services in the Region in 1998.

    INTERCONNECTION

    The FCC issued an order (the "FCC Order") in August of 1996 establishing a framework of rules that enable the states and the FCC to implement the local competition provisions of the Telecommunications Act.

    The FCC Order established interconnection costing and pricing rules which, from U S WEST's perspective, significantly impeded negotiations with new entrants to the local exchange market, state public policy interconnection rulemakings, and interconnection arbitration proceedings.

    U S WEST appealed the FCC Order and sought a stay of certain of its provisions, including certain pricing provisions, pending appellate review. On July 18, 1997, the Eighth Circuit Court of Appeals (the "Eighth Circuit") vacated significant portions of the FCC Order. Most significantly, the Eighth Circuit ruled that jurisdiction over local interconnection prices rests with the states, not the FCC. The Eighth Circuit also determined that the Telecommunications Act does not require LECs to provide "superior" service to their competitors or to "rebundle" network elements for their competitors. The effect of the Eighth Circuit's decision is to have interconnection and unbundled network element pricing be resolved through negotiations or state commission arbitration proceedings. Some of the FCC's unbundling rules, as well as its "pick and choose" provisions, were also vacated by the Eighth Circuit. The Eighth Circuit is also reviewing the FCC's August 1997 order that required shared transport be made available in combination with local switching as an unbundled element. This review is pending.

    On October 14, 1997, the Eighth Circuit clarified that incumbent telecommunications providers are not required to make rebundled service offerings available to competitors at unbundled element pricing. This decision substantially reduces new entrants' ability to arbitrage between resale of finished services and the pricing of unbundled network elements. On January 26, 1998, the U. S. Supreme Court agreed to review the Eighth Circuit decision.

                                 U S WEST, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

    Interconnection proceedings throughout local regulatory jurisdictions are continuing. U S WEST Communications has secured approximately 220 interconnection agreements with 85 carriers as of December 31, 1997. At December 31, 1997, U S WEST Communications had completed or settled over 85 state arbitrations. U S WEST Communications advocates that LECs have the right for timely recovery of the full costs of providing interconnection services and that they must not be placed at a competitive disadvantage if local and long-distance markets are opened to competition at different times. U S WEST Communications is aggressively defending its views in arbitration proceedings and, when necessary, in the courts. U S WEST Communications cannot provide assurance that it will be able to fully recover its costs related to providing interconnection services.

    NUMBER PORTABILITY

    The FCC has established a schedule for deployment of number portability during 1998 that includes 10 markets in the Region. The FCC is in the final stages of issuing its cost recovery rules as required by the Telecommunications Act. U S WEST Communications will seek cost recovery of expenses of providing number portability through state rate-making proceedings and interconnection cost recovery dockets, if necessary. U S WEST Communications expects its estimated costs for deployment of number portability to be significant over the next few years. Due to legal and regulatory uncertainties, U S WEST Communications cannot provide assurance that one-time costs of deploying number portability and other interconnection related costs will be recovered.

    UNIVERSAL SERVICE, ACCESS REFORM AND PRICE CAP ORDER

    On May 7, 1997, the FCC announced three decisions that established rules to implement the Universal Service provisions of the Telecommunications Act (the "Universal Service Order"), as well as the Access Reform Order and the Price Cap Order.

    UNIVERSAL SERVICE. Under the Universal Service Order, all providers of interstate telecommunications services will contribute to universal service funding, which will be based on retail telecommunications revenues. The Universal Service Order deferred establishing, until January 1, 1999, a new explicit mechanism to support high-cost service in areas served by non-rural telephone companies such as U S WEST Communications. Until the explicit mechanism is put in place, the existing universal service support mechanisms were left intact, except to the extent modified by the FCC's Access Reform and Price Cap Orders discussed below.

    The FCC's Universal Service Order also includes the establishment of two separate funds to help connect: 1) eligible schools and libraries, and 2) rural health care providers to the global telecommunications network. These funds were initially capped at $2.25 billion and $400, respectively. The FCC has now directed that these funds be phased in during 1998. Additionally, the FCC reduced the funding amount for the first six months of 1998 by approximately 50 percent.

    On July 17, 1997, U S WEST filed a petition with the FCC for reconsideration and clarification of certain issues in the Universal Service Order. Among other things, U S WEST requested the FCC to reconsider: (i) establishing a national fund to ensure high-cost support is sufficient and (ii) assessing contributions as explicit end-user surcharges. Appeals of other issues addressed by the Universal Service Order have been filed by various other companies.

    ACCESS REFORM. In its Access Reform Order, the FCC has ordered a substantial restructuring of interstate access pricing. A significant portion of the services that had been charged using minutes-of-use

                                 U S WEST, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

pricing will now be charged using a combination of minutes-of-use rates, flat-rate presubscribed interexchange carrier charges ("PICCs") and subscriber line charges ("SLCs"). Although an increase in the SLC to multi-line business users occurred on July 1, 1997, the bulk of the mandated pricing changes occurred on January 1, 1998. Additional mandated pricing changes will also occur on each January 1 of 1999 through 2001. The net effect of these changes will be to decrease minutes-of-use charges up to 60 percent and increase flat-rate charges (i.e., PICCs and SLCs). The Access Reform Order, coupled with the Price Cap Order, will over time, significantly reduce the revenues U S WEST derives from interstate access charges.

    The Access Reform Order also continued in place the current rules by which incumbent LECs may not assess interstate access charges on information service providers and purchasers of unbundled network elements. The FCC will separately address issues surrounding information service providers' usage of the public switched network in a related notice of inquiry.

    U S WEST and other incumbent LECs have appealed the Access Reform Order. U S WEST's primary challenge is that the FCC acted unlawfully by exempting purchasers of unbundled network elements from payment of interstate access charges, while not providing for the immediate replacement of subsidies contained within those same access charges. U S WEST's position is that the new access charge structure is contrary to the universal service provisions of the Telecommunications Act and fails to make subsidies explicit. This case is pending in the Eighth Circuit and was argued on January 15, 1998.

    PRICE CAP ORDER. U S WEST's interstate services have been subject to price cap regulation since January 1991. Price caps are an alternative form of regulation designed to limit prices rather than profits. The FCC's previous price cap plan included sharing of earnings in excess of authorized levels. The price cap index for most services was subject to annual adjustments for inflation, productivity level and exogenous costs. The previous price cap plan provided for three productivity options, including a no-sharing option, and for increased flexibility for adjusting prices downward in response to competition.

    The FCC's May 1997 Price Cap Order required LECS that were subject to price cap regulation to increase their price cap index productivity factor to 6.5 percent. The order eliminated the lower productivity factor options ( i.e., 4.0 percent and 4.7 percent) that required sharing of earnings above a specified level. The order further required LECs that were subject to price cap regulation to set their 1997 price cap index assuming that the 6.5 percent factor had been in effect at the time of the 1996 tariff filing.

    Under the FCC's previous price cap plan, U S WEST Communications had elected the lowest productivity factor resulting in U S WEST Communications remaining subject to sharing requirements for the first half of 1997. On June 26, 1997, the FCC granted U S WEST Communications' request for a waiver of the price cap sharing rules for the first half of 1997, resulting in a one-time exogenous cost adjustment of $22, reflected in the consolidated financial statements as a reduction of 1997 interstate access revenues. The access rate reductions in U S WEST Communications' 1997 interstate access tariff filing as determined under the Price Cap Order, which have an on-going annual revenue impact of $160, are being reflected through lower interstate rates over twelve months beginning July 1, 1997.

    On June 23, 1997, U S WEST petitioned the Tenth Circuit Court of Appeals (the "Tenth Circuit") for a review of the Price Cap Order. The Tenth Circuit has transferred review of the Price Cap Order to the District of Columbia Court of Appeals. Among other things, U S WEST and other appellants are requesting the District of Columbia Court of Appeals to review the use of a 6.5 percent productivity factor and the retroactive application of the 6.5 percent productivity factor to July 1, 1996 when determining the price cap index for the 1997 price cap filing. This case will be heard in 1998.

                                 U S WEST, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

    Due to legal and regulatory uncertainties, the impact of the Telecommunications Act on U S WEST's future results remains unclear.

    MEDIA GROUP COMPETITIVE AND REGULATORY ENVIRONMENT

    CABLE AND BROADBAND. The Media Group's cable television systems generally compete for viewer attention with other providers of video programming, including DBS systems, multipoint multichannel distributions services ("MMDS") systems, local multipoint distribution services ("LMDS") systems, satellite master antenna service ("SMATV") systems and other cable companies providing services in areas where the Media Group operates. In addition, certain LECs, including RBOC's, are beginning to offer video programming in competition with the Media Group's cable services. In the past, federal cross-ownership restrictions have limited entry by LEC's into the cable television business. The Telecommunications Act has eliminated many of these barriers, thereby enhancing the ability of LEC's to provide video programming in competition with the Media Group. The cable television services offered by the Media Group also face competition for viewers and advertising from other communications and entertainment media, including off-air television broadcasting services, movie theaters, video tape rentals and live sporting events. The competition faced by the Media Group's cable systems may increase in the future with the development and growth of new technologies.

    As the Media Group begins to offer additional services over its hybrid fiber-coax ("HFC") networks, the Company will face additional competition. Telephone services offered by the Media Group will face competition from other providers of local exchange services, including RBOC's, LEC's, IXCs and other providers of local exchange services. The degree of competition will be dependent upon the state and federal regulations concerning entry, interconnection requirements and the degree of unbundling of the LEC's networks. Competition will be based upon price, service quality and breadth of services offered. Internet access and high-speed data services offered by MediaOne compete with other providers of such services, including LEC's, IXCs, Internet service providers ("ISPs") and other on-line service providers.

    The products and services of the Media Group are subject to varying degrees of regulation. Under the Telecommunications Act, the regulation of all but basic tier cable rates will be discontinued effective March 31, 1999, or earlier if competition exists. The Telecommunications Act also (i) eliminates certain cross-ownership restrictions among cable operations, broadcasters and MMDS operations, (ii) removed barriers to competition with LEC's, and (iii) eliminated restrictions that previously applied to the Media Group relating to long-distance services.

    The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") authorizes the FCC to set standards for governmental authorities to regulate the rates for certain cable television services, except for services offered on a per-channel or per-program basis, and equipment. Pursuant to authority granted under the 1992 Cable Act, the FCC adopted a series of rate regulations. The FCC also publicly announced that it would consider "social contracts" as an alternative form of rate regulation for cable operators. Continental's social contract with the FCC was adopted by the FCC on August 3, 1995 and amended on August 21, 1996 and July 3, 1997 to include certain systems acquired by Continental. The social contract is a six-year agreement covering most of Continental's franchises, including those that were unregulated, and settled Continental's cost of service rate cases and benchmark cable programming service tier rate cases for the covered systems. Benchmark basic service tier rate cases in the covered systems are subject to review by local franchise authorities. As part of the resolution, Continental agreed to, among other things, invest at least $1.7 billion in domestic system rebuilds and upgrades through the year 2000 to expand channel capacity and improve system reliability and picture

                                 U S WEST, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

quality. At December 31, 1997, the investment commitment has been substantially met. Under the social contract, Continental also reduced its basic service tier rates for most of the subscribers covered by the social contract. These reductions were offset by a revenue neutral increase in cable programming service tier rates. The social contract allows for the funding of system rebuilds and upgrades by increasing cable programming service tier rates annually by one dollar per subscriber from 1997 through 1999 in most franchises, and from 1996 through 1999 for the systems incorporated under the 1996 amendment to the social contract. Rate adjustments are also allowed for inflation and external costs such as programming. The social contract also provides that, if the laws and regulations applicable to services offered in any Continental franchise change in a manner that would have a material favorable financial impact on Continental, Media Group may petition the FCC to terminate the social contract.

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

    There are two competitive cellular licenses in each market. Media Group's cellular networks face competition from the other provider of cellular services in each of the markets in which it operates, as well as from providers of PCS services in such markets which have recently commenced operations. PCS faces competition from each of the two providers of cellular services in each of the markets in which it operates, as well as from the other providers of PCS services in such markets. Media Group's wireless networks also face competition from other current or developing wireless technologies, including enhanced specialized mobile radio networks and paging networks. Competition is based upon price, quality of the service offered and geographic coverage.

    DIRECTORY AND INFORMATION SERVICES. Information services may face emerging competition in the provision of interactive services from cable and entertainment companies, on-line services and other information providers. Directory listings are being offered via electronic databases through telephone company and third party networks. As such offerings expand and are enhanced through interactivity and other features, the directory publishing businesses may experience heightened competition.

    INTERNATIONAL. Media Group's international broadband and wireless communications businesses also face competition in their respective markets. Telewest's cable television services compete with broadcast television stations, DBS services, satellite master antenna service systems and certain narrowband operators in the United Kingdom. Telewest's telecommunications services compete with domestic telephone companies in the United Kingdom, such as British Telecommunications plc. One 2 One competes with two cellular operators and one PCS operator in the United Kingdom. Competition is based upon price, geographic coverage and the quality of the services offered.

                                 U S WEST, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

YEAR 2000 COSTS

    COMMUNICATIONS GROUP

    During 1997 the Communications Group conducted a comprehensive review of its computer systems and related software to ensure systems properly recognize the year 2000 and continue to process data. The systems evaluated include all internal systems and those that manage the public switched network. This evaluation includes the Communications Group's significant vendors in determining the impact on the Communications Group if those third parties fail to remediate their own year 2000 issues. Based on its internal assessment, the Communications Group has determined that it will have to modify or replace certain portions of its internal use software, whether developed by U S WEST or provided by a third party. For public network software, there are central office and remote switches from a variety of vendors in addition to interoffice and loop transport equipment that also require conversion. To date, inventory is complete for all major network elements, compliance standards have been published and key vendors have agreed to compliance dates. Detailed plans for the year 2000 project for all systems have been completed and conversion activity is underway.

    The estimated remaining costs of the related projects approximate $150 through 1999. Management's estimate of the costs and completion dates of the year 2000 project are dependent on various factors including availability of skilled resources, the ability to locate and modify all relevant software code and vendor compliance. The Communications Group cannot provide assurance that actual results will not differ from management's estimates. Failure to complete the project in a timely or complete manner, or within its estimate of project costs, could have a material impact on future results of operations.

    MEDIA GROUP

    Media Group uses software and related technologies throughout its businesses that will be affected by the date change in the year 2000. Media Group has established accountabilities and priorities for addressing the issue. Media Group is now in the process of finalizing its assessment of the impact of the year 2000 date change on its operations. An internal study is underway to determine the full scope of the issue and related costs. Media Group's assessment should be complete in mid-1998. Media Group anticipates that costs related to year 2000 remediation will begin to be incurred in 1998.

NEW ACCOUNTING STANDARDS

    In 1997, U S WEST adopted SFAS No. 128, "Earnings Per Share." This accounting standard specifies new computation, presentation and disclosure requirements for earnings per share to be applied retroactively. SFAS No. 128 requires, among other things, presentation of basic and diluted earnings per common share on the face of the income statement.

    In 1998, U S WEST will adopt SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 requires that the components and total amount of comprehensive income be displayed in the financial statements for interim and annual periods beginning in 1998. Comprehensive income includes net income and all changes in equity during a period that arise from nonowner sources, such as foreign currency items and unrealized gains and losses on certain investments in equity securities. SFAS No. 131 requires, among other things, the reporting of detailed operating segment information of an enterprise for annual periods beginning in 1998 and for interim periods beginning in 1999.

                                 U S WEST, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

    Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," was issued in March 1998. SOP 98-1, among other things, requires that certain costs of internal use software, whether purchased or developed internally, be capitalized and amortized over the estimated useful life of the software. Adoption of SOP 98-1 is required as of January 1, 1999, but earlier adoption is allowed. U S WEST is currently evaluating the impact of SOP 98-1 and believes that it could initially have a significant impact upon results of operations.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareowners of U S WEST, Inc.:

    We have audited the accompanying Consolidated Balance Sheets of U S WEST, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1996, and the related Consolidated Statements of Operations and Cash Flows for the years then ended. These consolidated financial statements and the Supplementary Selected Proportionate Results of Operations referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and supplementary information based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of U S WEST, Inc. and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

    We have also audited the Supplementary Selected Proportionate Results of Operations for the years ended December 31, 1997 and 1996, presented on page
114. The Supplementary Selected Proportionate Results of Operations have been prepared by management to present relevant financial information that is not provided by the consolidated financial statements and is not intended to be a presentation in conformity with generally accepted accounting principles. In our opinion, the Supplementary Selected Proportionate Results of Operations referred to above fairly states, in all material respects, the information set forth therein on the basis of accounting described on page 114.

ARTHUR ANDERSEN LLP

Denver, Colorado,
February 12, 1998.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareowners of U S WEST, Inc.:

    We have audited the accompanying Consolidated Statements of Operations and Cash Flows of U S WEST, Inc. for the year ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations of U S WEST, Inc. and its cash flows for the year ended December 31, 1995, in conformity with generally accepted accounting principles.

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

Richard D. McCormick
CHAIRMAN AND CHIEF EXECUTIVE OFFICER

Michael P. Glinsky
EXECUTIVE VICE PRESIDENT AND
CHIEF FINANCIAL OFFICER

February 12, 1998

                                 U S WEST, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                   -------------------------------
                                                                                     1997       1996       1995
                                                                                   ---------  ---------  ---------
                                                                                         DOLLARS IN MILLIONS
Sales and other revenues.........................................................  $  15,235  $  12,911  $  11,746

Operating expenses:
  Employee-related expenses......................................................      4,917      4,412      4,071
  Other operating expenses.......................................................      3,617      2,671      2,323
  Taxes other than income taxes..................................................        475        429        416
  Depreciation and amortization..................................................      3,420      2,544      2,291
                                                                                   ---------  ---------  ---------
    Total operating expenses.....................................................     12,429     10,056      9,101
                                                                                   ---------  ---------  ---------

Operating income.................................................................      2,806      2,855      2,645

Interest expense.................................................................     (1,083)      (612)      (527)
Equity losses in unconsolidated ventures.........................................       (909)      (346)      (207)
Gains on asset sales:
  Investments....................................................................        474     --         --
  Rural telephone exchanges......................................................         77         59        136
  Merger of joint venture interest...............................................     --         --            157
Guaranteed minority interest expense.............................................        (87)       (55)       (14)
Other expense--net...............................................................        (56)       (61)       (36)
                                                                                   ---------  ---------  ---------
Income before income taxes, extraordinary items and cumulative effect of change
  in accounting principle........................................................      1,222      1,840      2,154
Provision for income taxes.......................................................       (522)      (696)      (825)
                                                                                   ---------  ---------  ---------
Income before extraordinary items and cumulative effect of change in accounting
  principle......................................................................        700      1,144      1,329

Extraordinary items--early extinguishment of debt--net of tax....................         (3)    --            (12)
                                                                                   ---------  ---------  ---------
Income before cumulative effect of change in accounting principle................        697      1,144      1,317
Cumulative effect of change in accounting principle--net of tax..................     --             34     --
                                                                                   ---------  ---------  ---------
NET INCOME.......................................................................  $     697  $   1,178  $   1,317
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Dividends on preferred stock.....................................................        (52)        (9)        (3)
                                                                                   ---------  ---------  ---------
EARNINGS AVAILABLE FOR COMMON STOCK..............................................  $     645  $   1,169  $   1,314
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

   The accompanying notes are an integral part of the Consolidated Financial
                                  Statements.

                                 U S WEST, INC.

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                   -------------------------------
                                                                                     1997       1996       1995
                                                                                   ---------  ---------  ---------
                                                                                            IN THOUSANDS
                                                                                     (EXCEPT PER SHARE AMOUNTS)
COMMUNICATIONS GROUP BASIC EARNINGS PER COMMON SHARE: (See Note 16)
  Income before extraordinary items and cumulative effect of change in accounting
    principle....................................................................  $    2.44  $    2.55  $    2.52
  Extraordinary items--early extinguishment of debt..............................      (0.01)    --          (0.02)
  Cumulative effect of change in accounting principle............................     --           0.07     --
                                                                                   ---------  ---------  ---------
COMMUNICATIONS GROUP BASIC EARNINGS PER COMMON SHARE.............................  $    2.43  $    2.62  $    2.50
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
COMMUNICATIONS GROUP BASIC AVERAGE COMMON SHARES OUTSTANDING.....................    482,751    477,549    470,716
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
COMMUNICATIONS GROUP DILUTED EARNINGS PER COMMON SHARE: (See Note 16)
  Income before extraordinary items and cumulative effect of change in accounting
    principle....................................................................  $    2.42  $    2.51  $    2.48
  Extraordinary items--early extinguishment of debt..............................      (0.01)    --          (0.02)
  Cumulative effect of change in accounting principle............................     --           0.07     --
                                                                                   ---------  ---------  ---------
COMMUNICATIONS GROUP DILUTED EARNINGS PER COMMON SHARE...........................  $    2.41  $    2.58  $    2.46
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
COMMUNICATIONS GROUP DILUTED AVERAGE COMMON SHARES OUTSTANDING...................    491,232    488,591    481,933
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

MEDIA GROUP BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE: (See Note 16)
  Income (loss) before extraordinary item........................................  $   (0.88) $   (0.16) $    0.30
  Extraordinary item--early extinguishment of debt...............................     --         --          (0.01)
                                                                                   ---------  ---------  ---------
MEDIA GROUP BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE...................  $   (0.88) $   (0.16) $    0.29
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
MEDIA GROUP BASIC AVERAGE COMMON SHARES OUTSTANDING..............................    606,749    491,924    470,549
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

   The accompanying notes are an integral part of the Consolidated Financial
                                  Statements.

                                 U S WEST, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                                  DECEMBER 31,
                                                                                              --------------------
                                                                                                1997       1996
                                                                                              ---------  ---------
                                                                                              DOLLARS IN MILLIONS
ASSETS
Current assets:
  Cash and cash equivalents.................................................................  $     211  $     201
  Accounts and notes receivable, less allowance for credit
    losses of $136 and $125, respectively...................................................      2,249      2,113
  Inventories and supplies..................................................................        179        159
  Deferred directory costs..................................................................        257        259
  Deferred tax asset........................................................................        373        213
  Prepaid and other.........................................................................        130        167
                                                                                              ---------  ---------
Total current assets........................................................................      3,399      3,112

Property, plant and equipment--net..........................................................     18,580     18,281
Investment in Time Warner Entertainment.....................................................      2,486      2,477
Net investment in international ventures....................................................        475      1,548
Net investment in assets held for sale......................................................        419        409
Intangible assets--net......................................................................     12,674     12,595
Other assets................................................................................      1,707      2,433
                                                                                              ---------  ---------
Total assets................................................................................  $  39,740  $  40,855
                                                                                              ---------  ---------
                                                                                              ---------  ---------

   The accompanying notes are an integral part of the Consolidated Financial
                                  Statements.

                                 U S WEST, INC.

                                                                                                  DECEMBER 31,
                                                                                              --------------------
                                                                                                1997       1996
                                                                                              ---------  ---------
                                                                                              DOLLARS IN MILLIONS
                                                                                               (EXCEPT PER SHARE
                                                                                                    AMOUNTS)
LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
  Short-term debt...........................................................................  $   1,430  $   1,051
  Accounts payable..........................................................................      1,751      1,316
  Due to Continental Cablevision shareowners................................................     --          1,150
  Employee compensation.....................................................................        521        470
  Dividends payable.........................................................................        268        263
  Deferred revenues and customer deposits...................................................        444        379
  Other.....................................................................................      1,901      1,445
                                                                                              ---------  ---------
Total current liabilities...................................................................      6,315      6,074

Long-term debt..............................................................................     13,248     14,300
Postretirement and other postemployment benefit obligations.................................      2,570      2,479
Deferred income taxes.......................................................................      4,068      4,349
Unamortized investment tax credits..........................................................        168        173
Deferred credits and other..................................................................        867        800

Commitments and contingencies

Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding
  solely Company-guaranteed debentures......................................................      1,080      1,080
Preferred stock subject to mandatory redemption.............................................        100         51

Shareowners' equity:
  Series D Preferred Stock--$1.00 per share par value, 20,000,000 shares authorized,
    19,999,478 shares issued and outstanding................................................        923        920
  Common shares--
    Communications Stock--$0.01 per share par value, 2,000,000,000 shares authorized,
      484,522,015 and 480,460,536 issued, 484,515,415 and 480,457,336 outstanding, respectively..........................................................................
    Media Stock--$0.01 per share par value, 2,000,000,000 shares authorized, 626,565,410 and
      624,782,710 issued, 607,807,934 and 608,863,327 outstanding, respectively.............     10,876     10,741
  Retained earnings (deficit)...............................................................       (334)        18
  LESOP guarantee...........................................................................        (46)       (91)
  Foreign currency translation adjustments..................................................        (95)       (39)
                                                                                              ---------  ---------
Total shareowners' equity...................................................................     11,324     11,549
                                                                                              ---------  ---------
Total liabilities and shareowners' equity...................................................  $  39,740  $  40,855
                                                                                              ---------  ---------
                                                                                              ---------  ---------

   The accompanying notes are an integral part of the Consolidated Financial
                                  Statements.

                                 U S WEST, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        YEAR ENDED DECEMBER 31,
                                                                                    -------------------------------
                                                                                      1997       1996       1995
                                                                                    ---------  ---------  ---------
                                                                                          DOLLARS IN MILLIONS
OPERATING ACTIVITIES
  Net income......................................................................  $     697  $   1,178  $   1,317
  Adjustments to net income:
    Depreciation and amortization.................................................      3,420      2,544      2,291
    Equity losses in unconsolidated ventures......................................        909        346        207
    Gains on asset sales:
      Rural telephone exchanges...................................................        (77)       (59)      (136)
      Merger of joint venture interest............................................     --         --           (157)
      Investments.................................................................       (474)    --         --
    Cumulative effect of change in accounting principle...........................     --            (34)    --
    Deferred income taxes and amortization of investment tax credits..............       (164)        18        274
  Changes in operating assets and liabilities:
    Restructuring payments........................................................        (70)      (242)      (334)
    Postretirement medical and life costs, net of cash fundings...................         90         39        (24)
    Accounts and notes receivable.................................................       (138)       (56)      (169)
    Inventories, supplies and other current assets................................       (104)        31        (79)
    Accounts payable and accrued liabilities......................................        782        225         45
  Other--net......................................................................        295         40        185
                                                                                    ---------  ---------  ---------
  Cash provided by operating activities...........................................      5,166      4,030      3,420
                                                                                    ---------  ---------  ---------
INVESTING ACTIVITIES
  Expenditures for property, plant and equipment..................................     (3,690)    (3,071)    (2,825)
  Payment to Continental Cablevision shareowners..................................     (1,150)    --         --
  Investments in international ventures...........................................       (325)      (243)      (681)
  Proceeds from sales of investments..............................................      1,883     --         --
  Proceeds from disposals of property, plant and equipment........................         98        189        201
  Cash from net investment in assets held for sale................................        231        213     --
  Other--net......................................................................       (347)      (136)      (201)
                                                                                    ---------  ---------  ---------
  Cash (used for) investing activities............................................     (3,300)    (3,048)    (3,506)
                                                                                    ---------  ---------  ---------
FINANCING ACTIVITIES
  Net proceeds from (repayments of) short-term debt...............................     (4,195)     3,987     (1,281)
  Repayments of long-term debt....................................................       (824)    (4,699)    (1,058)
  Proceeds from issuance of Preferred Securities--net.............................     --            465        581
  Proceeds from issuance of long-term debt........................................      4,152        383      2,732
  Proceeds from issuance of common stock..........................................        106        136         87
  Purchases of treasury stock.....................................................        (53)      (297)       (63)
  Dividends paid on common and preferred stock....................................     (1,042)      (948)      (929)
                                                                                    ---------  ---------  ---------
  Cash (used for) provided by financing activities................................     (1,856)      (973)        69
                                                                                    ---------  ---------  ---------
CASH AND CASH EQUIVALENTS
  Increase (decrease).............................................................         10          9        (17)
  Beginning balance...............................................................        201        192        209
                                                                                    ---------  ---------  ---------
  Ending balance..................................................................  $     211  $     201  $     192
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------

   The accompanying notes are an integral part of the Consolidated Financial
                                  Statements.

                                 U S WEST, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE 1: RECAPITALIZATION PLAN

    In 1995, U S WEST divided its businesses into two groups: the Communications Group and the Media Group and created two separate classes of common stock under the 1995 Recapitalization. One class of stock, the Communications Stock, reflects the performance of the communications businesses comprising the Communications Group, and the other class of stock, the Media Stock, reflects the performance of the multimedia businesses comprising the Media Group. Effective November 1, 1995, each share of common stock of U S WEST was converted into one share each of Communications Stock and Media Stock.

    The Communications Group is comprised of U S WEST Communications, U S WEST Communications Services, Inc., U S WEST Federal Services, Inc., U S WEST Advanced Technologies, Inc., U S WEST Business Resources, Inc., U S WEST Long Distance, Inc. and U S WEST Information Technologies, Inc. Primary services provided include telecommunications services for more than 25 million residential and business customers in the Communications Group's 14 state Region. The Region includes the states of Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming. Primary telecommunications services offered include local telephone services, exchange access services (which connect customers to the facilities of carriers, including long-distance providers and wireless operators), and long-distance services within LATAs in the Region. Other products and services include wireless PCS, high-speed data and Internet access services, and certain other communications equipment sales and services for business customers and governmental agencies.

    Media Group is the third largest cable operator in the United States, organized into six operating regions including large clusters in Atlanta, Georgia, Eastern Massachusetts, Southern California, Southern Florida, Detroit, Michigan, and Minneapolis/St. Paul, Minnesota. Media Group is comprised of MediaOne Delaware, formerly Continental; U S WEST Multimedia Communications, Inc., which owns an investment in Time Warner Entertainment; Dex, which publishes White and Yellow Pages telephone directories and provides directory and information services; U S WEST NewVector Group, Inc., which provides communications and information products and services over wireless networks; and U S WEST International Holdings, Inc., which primarily owns investments in international cable and broadband, wireless communications and directory publishing operations.

NOTE 2: U S WEST SEPARATION

    On October 25, 1997, the Board adopted a proposal to separate U S WEST into two independent companies. As a result of the Separation, the Communications Group will become an independent public company and will be renamed U S WEST, Inc. ("New U S WEST"). In addition, the Media Group's directory business known as Dex will be aligned with New U S WEST. The assets of New U S WEST will be accounted for at the historical values at which they were carried by U S WEST prior to the Separation. Following the Separation, U S WEST will continue as an independent public company comprised of the current businesses of Media Group other than Dex and will be renamed "MediaOne Group, Inc."

    The Separation will be implemented pursuant to the terms of the Separation Agreement between U S WEST and New U S WEST. Under the Separation Agreement, U S WEST will redeem each issued and outstanding share of Communications Stock (other than shares of Communications Stock held as treasury stock by U S WEST) for one share of New U S WEST Common Stock, and each outstanding share of Media Stock will remain outstanding and will thereafter represent one share of MediaOne Common Stock. Each share of Communications Stock held as treasury stock by U S WEST will be

                                 U S WEST, INC.

NOTE 2: U S WEST SEPARATION (CONTINUED)
cancelled. Each share of Media Stock held as treasury stock by U S WEST will remain outstanding as one share of MediaOne Common Stock held as treasury stock by MediaOne.

    In connection with the Dex Alignment, (i) U S WEST will distribute, as a dividend, an aggregate of $850 in value of New U S WEST Common Stock to holders of Media Stock and (ii) $3.9 billion of U S WEST debt, currently allocated to Media Group, will be refinanced by New U S WEST.

    The transaction is subject to a number of approvals, including approvals by regulators and both shareowner groups, and receipt of a favorable ruling from the IRS. The Separation is expected to be complete sometime after mid-1998.

    MediaOne will account for the Separation as a discontinuance of the businesses comprising New U S WEST. The measurement date for discontinued operations accounting purposes will be the date as of which U S WEST stockholder approval, all necessary regulatory approvals and a favorable IRS ruling are obtained. On such date, MediaOne will recognize a gain on the distribution of New U S WEST. Because the distribution is non pro-rata, as compared with the businesses previously attributed to U S WEST's two classes of stockholders, it will be accounted for at fair value. Based on the number of shares of Communications Stock outstanding and market price as of February 20, 1998, the gain (net of Separation costs) is estimated at approximately $25.2 billion. The Company will incur total Separation costs during 1998 of approximately $150, which includes severance, financial advisory, legal, registration fee, printing and mailing costs. Separation costs also include a one-time payment to terminate the sale of the Media Group cable systems in Minnesota.

    In connection with the Separation, U S WEST's existing employee benefit and incentive compensation plans will be amended and adjusted. In addition, New U S WEST and MediaOne will enter into a series of agreements governing the allocation of tax and certain other liabilities and obligations arising from periods prior to the Separation. The effects of such items will be included in the financial statements upon effectiveness of the Separation. Following is a summary of the more significant items:

    - STOCK INCENTIVE PLANS. Stock options, whether held by those individuals who will become employees of MediaOne or New U S WEST, will continue to remain outstanding as stock options for MediaOne and New U S WEST Common Stock following the Separation. In the case of MediaOne, the number of shares subject to and the exercise price of such stock options will be adjusted to reflect the fact that holders of such stock options will not receive the Dex Dividend.

    - PENSION PLAN. Effective immediately prior to the Separation, New U S WEST will assume sponsorship of the U S WEST pension plan (the "New U S WEST Pension Plan"). Effective as of the Separation date, MediaOne will establish a new defined benefit pension plan for eligible MediaOne employees (the "MediaOne Pension Plan"). In connection with the Separation, a portion of the existing assets of the U S WEST pension plan will be transferred at fair value to the MediaOne Pension Plan such that, immediately following consummation of the Separation, the ratio of plan assets to plan liabilities, calculated on a projected benefit obligations basis as determined by independent actuaries, will be the same for the New U S WEST Pension Plan and the MediaOne Pension Plan. The U S WEST pension plan has approximately $12 billion of assets. Subject to final adjustments, it is anticipated that the MediaOne Pension Plan will receive between approximately $190 and $240 of such assets, with the remainder of such assets being retained by the New U S WEST Pension Plan. It is currently anticipated that the benefit expense and required cash contributions by MediaOne to the MediaOne Pension Plan after the Separation will be substantially

                                 U S WEST, INC.

NOTE 2: U S WEST SEPARATION (CONTINUED)
     the same as the benefit expense and required cash contributions of the Media Group to the U S WEST pension plan prior to the Separation.

    - POSTRETIREMENT BENEFITS OTHER THAN PENSIONS. U S WEST currently maintains an employee welfare benefit program that includes retiree medical and life insurance benefits for its employees. Under such program, U S WEST maintains three funded retiree medical and life insurance benefits trusts. One of these trusts covers hourly employees only and will be transferred in its entirety to New U S WEST. The remaining two trusts will be transferred to New U S WEST, and MediaOne will establish new trusts. A portion of the assets of the U S WEST trusts will be transferred at fair value to the MediaOne trusts based upon the same methodology used to transfer assets of the U S WEST pension plan to the MediaOne Pension Plan, except that the liabilities will be calculated by independent actuaries using the accumulated postretirement benefit obligations basis. It is anticipated that approximately $5 and $3, respectively, will be transferred by the U S WEST trusts to the MediaOne trusts out of the total assets of $225 and $600, respectively, of the U S WEST trusts.

    - TAX SHARING AGREEMENT. U S WEST and New U S WEST will enter into a tax sharing agreement that will govern the allocation between U S WEST and New U S WEST of federal, state, local and foreign tax liabilities that pertain to taxable periods ending on or prior to the Separation. The tax sharing agreement also governs related tax matters such as the preparation and filing of tax returns and the conduct of audits and other tax proceedings for taxable periods before and after the Separation. In general, the tax sharing agreement will provide that (i) New U S WEST will be responsible for and will indemnify U S WEST against tax liabilities relating to the Communications Group for taxable periods ending on or prior to the Separation, and (ii) MediaOne will be responsible for and will indemnify New U S WEST against tax liabilities relating to the Media Group for taxable periods ending on or prior to the Separation.

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

    INDUSTRY SEGMENTS. The Communications Group operates in one industry segment (communications and related services) and the Media Group operates in four industry segments (cable and broadband, wireless communications, directory and information services, and capital assets, which is held for sale) as defined in SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise."

    USE OF ESTIMATES. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

    CASH AND CASH EQUIVALENTS. Cash and cash equivalents include highly liquid investments with original maturities of three months or less that are readily convertible into cash and are not subject to significant risk from fluctuations in interest rates.

                                 U S WEST, INC.

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    INVENTORIES AND SUPPLIES. New and reusable materials of U S WEST Communications are carried at average cost, except for significant individual items that are valued based on specific costs. Nonreusable material is carried at its estimated salvage value. Inventories of all other U S WEST subsidiaries are carried at the lower of cost or market on a first-in, first-out basis.

    PROPERTY, PLANT AND EQUIPMENT. The investment in property, plant and equipment is carried at cost less accumulated depreciation. Additions, replacements and substantial betterments are capitalized. Costs for normal repair and maintenance of property, plant and equipment are expensed as incurred.

    U S WEST Communications and in certain cases, MediaOne Delaware, provide for depreciation of property, plant and equipment using various straight-line group methods and remaining useful (economic) lives based on industry-wide studies. When the depreciable property, plant and equipment of U S WEST Communications and MediaOne Delaware is retired or sold, the original cost less the net salvage value is generally charged to accumulated depreciation. The remaining assets are depreciated using the straight-line method. When such depreciable property, plant and equipment is retired or sold, the resulting gain or loss is included in income.

    Communications Group average depreciable lives for major categories of property, plant and equipment follow:

                                                                               AVERAGE LIFE
CATEGORY                                                                          (YEARS)
--------------------------------------------------------------------------  -------------------
General purpose computers.................................................           6
Digital switching and circuit equipment...................................          10
Aerial and underground copper cable.......................................          15
Buried copper and fiber cable.............................................          20
Buildings.................................................................         27-49

    Media Group depreciates buildings between 10 to 40 years, cable distribution systems between 3 to 15 years, cellular systems between 5 to 15 years, and general purpose computers and other between 3 to 20 years.

    Depreciation expense was $2,890, $2,411 and $2,215 in 1997, 1996 and 1995,
respectively.

    Interest related to qualifying construction projects, including construction projects of equity method investees, is capitalized and reflected as a reduction of interest expense. Amounts capitalized were $56, $67 and $72 in 1997, 1996 and 1995, respectively.

    COMPUTER SOFTWARE. Communications Group capitalizes and amortizes initial operating systems software over the life of the related hardware. Also, initial network applications software costs are capitalized and amortized over three years. All other computer software costs, whether purchased or developed internally, are expensed. MediaOne Delaware capitalizes computer software, whether purchased or developed internally. Capitalized software costs are amortized over five years. All other Media Group computer software costs, whether purchased or developed internally, are expensed.

    Capitalized computer software of $157 and $223 at December 31, 1997 and 1996, respectively, is recorded in property, plant and equipment. The Company amortized capitalized computer software costs of $87, $83 and $70 in 1997, 1996 and 1995, respectively.

    INTANGIBLE ASSETS. Intangible assets are recorded when the cost of acquired companies exceeds the fair value of their tangible assets. The costs of identified intangible assets and goodwill are amortized by

                                 U S WEST, INC.

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) the straight-line method over periods ranging from 5 to 40 years. These assets are evaluated for impairment, with other related assets, using the methodology as prescribed by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

    INVESTMENTS IN DEBT AND EQUITY SECURITIES. Debt and equity securities are classified as available for sale and are carried at fair market value with unrealized gains and losses included in equity.

    FOREIGN CURRENCY TRANSLATION. Assets and liabilities of international subsidiaries and investments are translated at year-end exchange rates, and income statement items are translated at average exchange rates for the year. Resulting translation adjustments are recorded as a separate component of equity. Gains and losses resulting from foreign currency transactions are included in income.

    FINANCIAL INSTRUMENTS. Synthetic instrument accounting is used for interest rate swaps and foreign currency swaps if the index, maturity, and amount of the instrument match the terms of the underlying debt. Net interest accrued is recognized over the life of the instruments as an adjustment to interest expense and is a component of cash provided by operating activities. Any gain or loss on the termination of an instrument that qualifies for synthetic instrument accounting would be deferred and amortized over the remaining life of the original instrument.

    Hedge accounting is used for foreign currency forward and option contracts which qualify for and are designated as hedges of firm equity investment commitments and for forward and option contracts which qualify as hedges of future debt issues or investments in equity securities. To qualify for hedge accounting, the contracts must have a high inverse correlation to the exposure being hedged, and reduce the risk or volatility associated with changes in foreign exchange rates, interest rates or equity prices. Qualified foreign exchange contracts and equity contracts are carried at market value with gains and losses recorded in equity until sale of the investment. Qualified interest rate contracts are associated with the related debt and amortized as yield adjustments. Any gain or loss on the termination of a contract that qualifies for hedge accounting would be deferred and accounted for with the underlying transaction being hedged.

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

    STOCK OPTIONS. The Company accounts for its stock incentive plans in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Effective January 1, 1996, U S WEST adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." See Note 17--Stock Incentive Plans--to the Consolidated Financial Statements.

    REVENUE RECOGNITION AND DEFERRED DIRECTORY COSTS. Local telephone, wireless, cellular and cable television services are generally billed monthly in advance, and revenues are recognized the following month when services are provided. Revenues derived from other cable television services, including pay-per-view and advertising, other telephone services, including exchange access and long-distance, and wireless airtime usage are billed and recognized monthly as services are provided.

                                 U S WEST, INC.

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Directory advertising revenues and related directory costs of selling, composition, printing and distribution are generally deferred and recognized over the period during which directories are used, normally 12 months.

    ADVERTISING COSTS. Costs related to advertising are expensed as incurred. Advertising expense was $421, $190 and $135 in 1997, 1996 and 1995, respectively.

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

    EARNINGS PER COMMON SHARE. In 1997, U S WEST adopted SFAS No. 128, "Earnings Per Share." This accounting standard specifies new computation, presentation and disclosure requirements for earnings per share to be applied retroactively. SFAS No. 128, among other things, requires presentation of basic and diluted earnings per common share on the face of the income statement. See
Note 16--Earnings Per Share--to the Consolidated Financial Statements. Unless otherwise indicated, all per share amounts in the notes to the Consolidated Financial Statements are computed on basic weighted average common shares outstanding.

    For 1995, earnings per share for Communications Stock and Media Stock have been presented on a pro forma basis to reflect the two classes of stock as if they had been outstanding since January 1, 1995. For periods prior to the recapitalization, the average common shares outstanding are assumed to be equal to the average common shares outstanding for U S WEST.

    NEW ACCOUNTING STANDARDS. In 1998, U S WEST will adopt SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 requires that the components and total amount of comprehensive income be displayed in the financial statements for interim and annual periods beginning in 1998. Comprehensive income includes net income and all changes in equity during a period that arise from nonowner sources, such as foreign currency items and unrealized gains and losses on certain investments in equity securities. SFAS No. 131 requires, among other things, the reporting of detailed operating segment information of an enterprise for annual periods beginning in 1998 and for interim periods beginning in 1999.

    SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," was issued in March 1998. SOP 98-1, among other things, requires that certain costs of internal use software, whether purchased or developed internally, be capitalized and amortized over the estimated useful life of the software. Adoption of SOP 98-1 is required as of January 1, 1999, but earlier adoption is allowed. The Company is currently evaluating the impact of SOP 98-1 and believes that it could initially have a significant impact upon results of operations.

NOTE 4: CONTINENTAL ACQUISITION

    On November 15, 1996, U S WEST acquired Continental, the third largest cable operator in the United States. The aggregate consideration paid by U S WEST to shareowners of Continental consisted of 150,615,000 shares of Media Stock valued at $2.59 billion, 20,000,000 shares of U S WEST Series D Preferred Stock with a market value of $920 and $1.15 billion in cash. In connection with the Acquisition, U S WEST also assumed all of Continental's outstanding indebtedness and other liabilities as of November 15, 1996, which approximated $7.1 billion for a total purchase price of $11.8 billion.

                                 U S WEST, INC.

NOTE 4: CONTINENTAL ACQUISITION (CONTINUED)
    The Acquisition was accounted for by the purchase method of accounting. Accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values. Because Continental was acquired late in 1996 and is a large and complex operation, a comprehensive appraisal of asset values and liabilities was not completed until 1997. The determination of the final fair value resulted in an increase to intangibles and a decrease to property, plant and equipment. The $8.7 billion excess of purchase price over net tangible assets acquired and goodwill related to a deferred income tax liability of $3.0 billion are being amortized over 25 years. Intangible amortization related to Continental's equity method investments is recorded as a component of equity losses in unconsolidated ventures. The intangible assets acquired consist principally of the cable television franchises of Continental and goodwill. Continental's results of operations have been included in the consolidated results of operations since the Acquisition date.

    Following are summarized, combined, unaudited pro forma results of operations for U S WEST for the years ended December 31, 1996 and 1995. Amounts are before non-recurring items directly attributable to the Acquisition and assume that the Acquisition occurred as of the beginning of the respective periods:

                                                                              YEAR ENDED DECEMBER
                                                                                      31,
                                                                              --------------------
SUMMARIZED RESULTS OF OPERATIONS                                                1996       1995
----------------------------------------------------------------------------  ---------  ---------
Revenues....................................................................  $  14,618  $  13,528
Income before extraordinary item and cumulative effect of change in
 accounting principle.......................................................        702        835
Net income..................................................................        736        823

Media Group basic and diluted loss per common share*........................      (0.90)     (0.64)

       -------------------------------------

       *  Before extraordinary item.

    In May 1997, pursuant to an FCC order, U S WEST entered into an agreement to sell its cable systems in Minnesota for proceeds of $600. Under the terms of the agreement, Media Group had the right to terminate the agreement at any time upon payment of a $30 termination fee. As a result of the Separation, Media Group will no longer be prohibited by federal law from owning the Minnesota cable systems. In February 1998, in response to U S WEST's petition, the FCC granted to U S WEST a waiver which would permit Media Group to retain the Minnesota cable systems so long as the Separation is consummated by July 31, 1998. On February 26, 1998, Media Group terminated the agreement to sell the Minnesota cable systems.

    Media Group owns a 10.4 percent interest in PrimeStar, a nationwide provider of DBS services. Each of the partners of PrimeStar, including Media Group, have entered into an agreement whereby each partner's DBS customers and certain related assets will be contributed to PrimeStar, Inc., which will be a newly formed company. In exchange, Media Group will receive a combination of cash and stock in PrimeStar, Inc. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," Media Group has stopped depreciation and amortization related to these assets. The transaction is subject to various approvals and is expected to close in 1998.

NOTE 5: INDUSTRY SEGMENTS

    The businesses comprising the Communications Group operate in a single industry segment-- communications and related services. Approximately 97 percent of the revenues of the Communications

                                 U S WEST, INC.

NOTE 5: INDUSTRY SEGMENTS (CONTINUED)
Group are attributable to the operations of U S WEST Communications, of which approximately 67 percent are derived from the states of Arizona, Colorado, Minnesota, Oregon and Washington.

    The Media Group operates in four industry segments: cable and broadband, wireless communications, directory and information services, and capital assets, which is held for sale. The cable and broadband segment consists of cable television properties serving 4.9 million domestic subscribers and passing 8.4 million domestic homes. The wireless communications segment provides information products and services over wireless networks in 12 western and midwestern states. The directory and information services segment publishes White and Yellow Pages telephone directories, and provides database marketing and interactive services in domestic markets. Yellow Pages advertising generates approximately 95 percent of the revenue of the directory and information services segment.

    On June 4, 1997, U S WEST sold Thomson Directories, its directory operation in the United Kingdom, for proceeds of $121. On October 1, 1997, U S WEST sold U S WEST Polska, its directory operation in Poland, for proceeds of $30, and a pretax gain of $29. These sales have resulted in the disposition of U S WEST's wholly owned international directory operations.

    Industry segment financial information follows:

                                   COMMUNI-
                                  CATIONS AND   CABLE AND    WIRELESS     DIRECTORY AND    CORPORATE       INTER-
                                    RELATED      BROAD-      COMMUNI-      INFORMATION        AND          SEGMENT
                                   SERVICES      BAND(1)    CATIONS(2)     SERVICES(3)       OTHER      ELIMINATIONS
                                  -----------  -----------  -----------  ---------------  -----------  ---------------
1997
Sales and other revenues........   $  10,319    $   2,341    $   1,428      $   1,245      $      29      $    (127)
Operating income (loss).........       2,210         (126)         340            537           (155)        --
Identifiable assets.............      17,246       18,687        2,370            606            951           (120)
Depreciation and amortization...       2,126        1,050          182             45             17         --
Capital expenditures............       2,643        1,232          258             31             10         --

1996
Sales and other revenues........      10,079          494        1,183          1,259             19           (123)
Operating income (loss).........       2,340          (20)         240            454           (159)        --
Identifiable assets.............      16,915       20,146        2,371            716            828           (121)
Depreciation and amortization...       2,122          212          150             48             12         --
Capital expenditures............       2,806          353          266             36             13         --

1995
Sales and other revenues........       9,484          215          941          1,180             38           (112)
Operating income (loss).........       2,178           23          147            398           (101)        --
Identifiable assets.............      16,585        5,163        2,000            614            838           (129)
Depreciation and amortization...       2,042           77          121             36             15         --
Capital expenditures............       2,739           64          277             37             23         --


                                  CONSOLIDATED
                                  -------------
1997
Sales and other revenues........    $  15,235
Operating income (loss).........        2,806
Identifiable assets.............       39,740
Depreciation and amortization...        3,420
Capital expenditures............        4,174
1996
Sales and other revenues........       12,911
Operating income (loss).........        2,855
Identifiable assets.............       40,855
Depreciation and amortization...        2,544
Capital expenditures............        3,474
1995
Sales and other revenues........       11,746
Operating income (loss).........        2,645
Identifiable assets.............       25,071
Depreciation and amortization...        2,291
Capital expenditures............        3,140

------------------------------

(1) Includes results for Continental since the date of Acquisition. Includes revenues of $18 and $6, operating losses of $15 and $7, and identifiable assets of $103 and $122 associated with cable operations in the Czech Republic for 1997 and 1996, respectively.

(2) Includes operating losses from wireless operations in Russia of $(13) and $(3), and identifiable assets of $105 and $121 in 1997 and 1996, respectively.

(3) Includes revenues from directory publishing activities in the United Kingdom and Poland of $48, $139 and $122, and operating income (loss) of $(11), $2, and $(1) for 1997, 1996 and 1995, respectively, and identifiable assets of $154 and $133 in 1996 and 1995, respectively.

    Operating income (loss) represents sales and other revenues less operating expenses, and excludes interest expense, equity losses in unconsolidated ventures, other expense (income) and income taxes.

                                 U S WEST, INC.

NOTE 5: INDUSTRY SEGMENTS (CONTINUED)
    Certain costs relating to U S WEST's general and administrative services, including executive management, legal, tax, accounting and auditing, treasury, strategic planning and public policy services, are directly assigned by U S WEST to the Communications Group (the communications and related services segment) and the Media Group (the cable and broadband, wireless communications, and directory and information services segments). U S WEST costs are directly assigned based on actual utilization or are allocated based on operating expenses, number of employees, external revenues, average capital and/or average equity.

    Corporate and other operating losses include such U S WEST costs related to services provided by U S WEST to the Media Group. Also included are Media Group costs related to managing its international operations. Corporate and other operating losses increased in 1996 primarily as a result of a change in cost allocation policy.

    Identifiable assets are those assets and investments that are used in, or pertain to, each segment's operations. Corporate and other assets consist primarily of cash, debt and equity securities, the net investment in assets held for sale and other corporate assets.

    SIGNIFICANT CONCENTRATIONS. The largest volume of the Communications Group's services are provided to AT&T. During 1997, 1996 and 1995, revenues from services provided to AT&T were $1,049, $1,046 and $1,085, respectively. Related accounts receivable at December 31, 1997 and 1996, totaled $80 and $89, respectively. As of December 31, 1997, the Communications Group is not aware of any other significant concentration of business transacted with a particular customer or supplier that could, if suddenly eliminated, severely impact operations.

    The domestic cellular business utilizes Motorola as its primary vendor for cellular infrastructure equipment and cellular mobile telephone equipment and accessories. In addition, Motorola provides ongoing technological support for the infrastructure equipment. As a result, the wireless segment receives significant discounts on the purchase of cellular equipment from Motorola. The infrastructure of approximately 75 percent of the Media Group's cellular markets are comprised of Motorola equipment.

    At December 31, 1997, approximately 69 percent of the communications and related services segment employees and 64 percent of the directory and information services segment employees are represented by unions. The Company's principal collective bargaining agreements expire in May, August and October 1998. Negotiations with respect to future collective bargaining agreements are underway.

NOTE 6: INVESTMENT IN TIME WARNER ENTERTAINMENT

    On September 15, 1993, U S WEST acquired 25.51 percent pro-rata priority capital and residual equity interests ("equity interests") in Time Warner Entertainment for an aggregate purchase price of $2.553 billion. TWE owns and operates substantially all of the entertainment assets previously owned by Time Warner, consisting primarily of its filmed entertainment, programming-HBO and cable television businesses.

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

                                 U S WEST, INC.

NOTE 6: INVESTMENT IN TIME WARNER ENTERTAINMENT (CONTINUED)
    Pursuant to the TWE Partnership Agreement, there are four levels of capital. From the most to least senior, the capital accounts are: senior preferred (held by the general partners); A preferred priority capital (held pro rata by the general and limited partners); B preferred priority capital (held by the general partners); and residual equity capital (held pro rata by the general and limited partners). Of the $2.553 billion contributed by U S WEST, $1.658 billion represents A preferred priority capital and $895 represents residual equity capital. The TWE Partnership Agreement provides for special allocations of income and distributions of partnership capital. Partnership income, to the extent earned, is allocated as follows: (1) to the partners so that the economic burden of the income tax consequences of partnership operations is borne as though the partnership was taxed as a corporation ("special tax allocations");
(2) to the partners' preferred capital accounts in order of priority described above, at various rates of return ranging from 8 percent to 13.25 percent; and
(3) to the partners' residual equity capital accounts according to their residual partnership interests. To the extent partnership income is insufficient to satisfy all special allocations in a particular accounting period, the unearned portion is carried over until satisfied out of future partnership income. Partnership losses generally are allocated in reverse order, first to eliminate prior allocations of partnership income, except senior preferred and special tax income, next to reduce initial capital amounts, other than senior preferred, then to reduce the senior preferred account and finally, to eliminate special tax allocations.

    A summary of the contributed capital and priority capital rates of return follows:

                                                                     PRIORITY
                                                                   CAPITAL RATES                LIMITED PARTNERS
                                                                   OF RETURN(D)      TIME        (OWNERSHIP %)
                                       UNDISTRIBUTED  CUMULATIVE   (% PER ANNUM     WARNER    --------------------
                                        CONTRIBUTED    PRIORITY     COMPOUNDED     GENERAL      TIME        U S
PRIORITY OF CONTRIBUTED CAPITAL         CAPITAL(A)    CAPITAL(B)    QUARTERLY)     PARTNERS    WARNER      WEST
-------------------------------------  -------------  -----------  -------------  ----------  ---------  ---------
Senior preferred.....................    $     900     $   1,100(c)       8.00%      100.00%     --         --
A preferred priority capital.........        5,600        11,300        13.00%        63.27%     11.22%     25.51%
B preferred priority capital.........        2,900         6,000        13.25%       100.00%     --         --
Residual equity capital..............        3,300         3,300        --            63.27%     11.22%     25.51%

------------------------------

(a) Represents the estimated fair value of net assets contributed as of formation of TWE, excluding partnership income or loss allocated thereto.

(b) Cumulative priority capital is not necessarily indicative of the fair value of the underlying priority capital interests.

(c) Net of $900 of cumulative cash distributions received by Time Warner.

(d) To the extent income allocations are concurrently distributed, the priority capital rates of return on the A preferred capital and the B preferred capital are 11% and 11.25%, respectively.

    Cash distributions are required to be made to the partners to permit them to pay income taxes at statutory rates based on their allocable taxable income from TWE ("Tax Distributions"). The aggregate amount of such Tax Distributions is computed generally by reference to the taxes that TWE would have been required to pay if it were a corporation. Tax Distributions are paid to the partners on a current basis. For distributions other than those related to taxes or the senior preferred, the TWE Partnership Agreement requires certain cash distribution thresholds be met to the limited partners before the general partners receive their full share of distributions. No cash distributions have been made to U S WEST.

    Through the TWE management committee, U S WEST and Time Warner jointly direct the businesses and affairs of TWE cable systems, subject in certain cases to regulatory approval. The TWE management committee has full discretion and final authority with respect to the businesses and affairs of such cable systems. The TWE management committee consists of six voting members, of which three members are

                                 U S WEST, INC.

NOTE 6: INVESTMENT IN TIME WARNER ENTERTAINMENT (CONTINUED) designated by U S WEST and three members are designated by Time Warner. Each voting member of the TWE management committee has one vote. Any action required or permitted to be taken by the TWE management committee must be approved by a majority of its members. Determinations of the TWE management committee are binding upon TWE and the TWE board of representatives.

    U S WEST accounts for its investment in TWE under the equity method of accounting. The excess of fair market value over the book value of total partnership net assets implied by U S WEST's initial investment was $5.7 billion. This excess is being amortized on a straight-line basis over 25 years. U S WEST's recorded share of TWE operating results represents allocated TWE net income or loss adjusted for the amortization of the excess of fair market value over the book value of the partnership net assets. As a result of this amortization and the special income allocations described above, U S WEST's recorded pretax share of TWE operating results before extraordinary item was $11, $(4) and $(31) in 1997, 1996 and 1995, respectively. In addition, TWE recorded an extraordinary loss for the early extinguishment of debt in 1995. U S WEST's share of this extraordinary loss was $4, net of income tax benefits of $2.

    As consideration for its expertise and participation in the cable operations of TWE, U S WEST earns a management fee of $130 over five years, which is payable over a four-year period beginning in 1995. Management fees of $26 were recorded to other income in each of 1997, 1996 and 1995. The Consolidated Balance Sheets include management fee receivables of $42 and $56 at December 31, 1997 and 1996, respectively. In addition, Media Group purchases cable television programming from TWE at market prices. These services totaled $110, $23 and $10 in 1997, 1996 and 1995, respectively.

                                 U S WEST, INC.

NOTE 6: INVESTMENT IN TIME WARNER ENTERTAINMENT (CONTINUED)
    Summarized financial information for TWE is presented below:

                                                                                        YEAR ENDED DECEMBER 31,
                                                                                    -------------------------------
SUMMARIZED OPERATING RESULTS                                                          1997       1996       1995
----------------------------------------------------------------------------------  ---------  ---------  ---------
Revenues..........................................................................  $  11,318  $  10,852  $   9,517
Operating expenses(1, 2)..........................................................      9,874      9,774      8,557
Interest and other expense, net(3, 4).............................................        722        798        777
Income before income taxes and extraordinary item.................................        722        280        183
Income before extraordinary item..................................................        637        210         97
Net income........................................................................        614        210         73

------------------------------

(1) Includes depreciation and amortization of $1,370, $1,235, and $1,039 in 1997, 1996 and 1995, respectively.

(2) 1997 operating expenses are reflected net of approximately $200 of net gains related to the sale or exchange of certain cable television systems.

(3) Includes corporate services of $72, $69 and $64 in 1997, 1996 and 1995, respectively, and minority interest expense of $305, $207 and $133 in 1997, 1996 and 1995, respectively.

(4) 1997 interest and other expense includes a gain of approximately $250 related to the sale of TWE's interest in E! Entertainment Television, Inc.

                                                                                                  DECEMBER 31,
                                                                                              --------------------
SUMMARIZED FINANCIAL POSITION                                                                   1997       1996
--------------------------------------------------------------------------------------------  ---------  ---------
Current assets(5)...........................................................................  $   3,622  $   3,146
Noncurrent assets(6)........................................................................     17,109     16,827
Current liabilities.........................................................................      3,974      4,075
Noncurrent liabilities, including minority interest.........................................      9,306      7,781
Senior preferred capital....................................................................      1,118      1,543
Partners' capital(7)........................................................................      6,333      6,574

------------------------------

(5) Includes cash of $322 and $216 at December 31, 1997 and 1996, respectively.

(6) Includes a loan receivable from Time Warner of $400 at December 31, 1997 and 1996.

(7) Contributed capital is based on the estimated fair value of the net assets that each partner contributed to the partnership. The aggregate of such amounts is significantly higher than TWE's partners' capital as reflected in this Summarized Financial Position, which is based on the historical cost of the contributed net assets.

                                 U S WEST, INC.

NOTE 7: NET INVESTMENT IN INTERNATIONAL VENTURES

    U S WEST's equity method investments in international ventures follow:

                                                                                   PERCENTAGE OF
                                                                                 OWNERSHIP DECEMBER
                                                                                        31,
                                                                                --------------------
VENTURE                                                                           1997       1996
------------------------------------------------------------------------------  ---------  ---------
CABLE AND BROADBAND
Telewest Communications, United Kingdom.......................................       26.8       26.8
Binariang SDN BHD, Malaysia...................................................       19.0(1)      20.0
A2000 (KTA), Netherlands......................................................       50.0       50.0
Fintelco, S.A., Argentina.....................................................     --           50.0
Telenet Flanders, Belgium.....................................................       25.0(1)      28.0
Aria WEST, Indonesia..........................................................       35.0       35.0
Singapore Cablevision, Singapore..............................................       25.0       25.0
Titus Communications Corp., Japan.............................................       25.0       25.0
Chofu Cable Television, Japan.................................................       19.1       19.1

WIRELESS
One 2 One, United Kingdom.....................................................       50.0       50.0
Delta Telecommunications, Russia(2)...........................................       42.5       42.5
Moscow Cellular Communications, Russia(2).....................................       22.0       22.0
Westel Radiotelefon, Hungary..................................................       49.0       49.0
Westel 900 GSM Mobile Telecommunications, Hungary.............................       46.6       46.6
Eurotel Praha, Czech Republic.................................................       24.5       24.5
Eurotel Bratislava, Slovak Republic...........................................       24.5       24.5
Polska Telefonia Cyfrowa, Poland..............................................       22.5       22.5
U S WEST BPL Cellular Telecommunications, India...............................       49.0       49.0

DIRECTORY
Listel, Brazil................................................................       50.0       50.0

        --------------------------------------

        (1)  Decrease in ownership reflects venture equity issuances in 1997.

        (2) Investments are held by Russian Telecommunications Development Corporation owned 66.5 percent by U S WEST.

    At December 31, 1997 and 1996, the difference between the carrying amount and U S WEST's interest in the underlying equity of the international ventures was approximately $162 and $365, respectively. This difference has been allocated primarily to licenses and is being amortized over lives ranging from 5 to 20 years.

    During late 1997, the value of Asian currencies as compared with the U. S. dollar declined significantly, particularly in Indonesia. These declines, coupled with political uncertainties, led to a fourth-quarter 1997 pretax charge of $200.

                                 U S WEST, INC.

NOTE 7: NET INVESTMENT IN INTERNATIONAL VENTURES (CONTINUED)

    The following table shows summarized combined financial information for U S WEST's investments in international ventures, accounted for on the equity method:

                                                                          YEAR ENDED DECEMBER 31,
                                                                      -------------------------------
COMBINED RESULTS OF OPERATIONS                                          1997       1996       1995
--------------------------------------------------------------------  ---------  ---------  ---------
Revenues............................................................  $   3,353  $   1,869  $   1,163
Operating losses....................................................       (601)      (540)      (373)
Net loss............................................................     (1,696)      (857)      (514)

       -------------------------------------

       Note: Combined Results of Operations for Continental ventures have been included since the date of Acquisition.

                                                                                     DECEMBER 31,
                                                                                 --------------------
COMBINED FINANCIAL POSITION                                                        1997       1996
-------------------------------------------------------------------------------  ---------  ---------
Current assets.................................................................  $   1,140  $   1,126
Property, plant and equipment--net.............................................      6,625      5,105
Other assets...................................................................      1,610      2,226
                                                                                 ---------  ---------
Total assets...................................................................  $   9,375  $   8,457
                                                                                 ---------  ---------
                                                                                 ---------  ---------
Current liabilities............................................................  $   1,570  $   1,275
Long-term debt.................................................................      5,527      3,880
Other liabilities..............................................................        389        478
Equity.........................................................................      1,889      2,824
                                                                                 ---------  ---------
Total liabilities and equity...................................................  $   9,375  $   8,457
                                                                                 ---------  ---------
                                                                                 ---------  ---------

    During the first quarter of 1997, U S WEST sold its five percent interest in a French wireless venture for proceeds of $81. U S WEST recognized a gain of $31, net of income tax expenses of $20.

    On October 27, 1997, U S WEST sold its 90 percent interest in Fintelco, for proceeds of $641. U S WEST acquired a 50 percent interest in Fintelco in connection with the Continental Acquisition and then acquired an additional 40 percent interest in August 1997, to bring its total interest in Fintelco to 90 percent. U S WEST recognized a gain on the sale of $80, net of income tax expenses of $55.

    On October 2, 1995, Telewest and SBC CableComms (UK) completed a merger of their UK cable television and telecommunications interests, creating the largest provider of combined cable and broadband services in the United Kingdom. U S WEST recognized a gain of $95, net of $62 in deferred income taxes, in conjunction with the merger.

    Telewest, which is the only equity method investment of U S WEST for which a quoted market price is available, had a market value of $464 and $786 at December 31, 1997 and 1996, respectively.

    FOREIGN CURRENCY TRANSACTIONS. U S WEST selectively enters into forward and option contracts to manage the market risks associated with fluctuations in foreign exchange rates after considering offsetting foreign exposures among international operations. The use of forward and option contracts allows U S WEST to fix or cap the cost of firm foreign investment commitments, the amount of foreign currency proceeds from sales of foreign investments, the repayment of foreign currency denominated receivables and the repatriation of dividends. All foreign exchange contracts have maturities of one year or less. The use of such contracts was limited in 1997 and 1996. As of December 31, 1997, the market value of foreign exchange contracts outstanding was not material and there were none outstanding at December 31, 1996.

                                 U S WEST, INC.

NOTE 7: NET INVESTMENT IN INTERNATIONAL VENTURES (CONTINUED)
    Forward contracts were selectively used to hedge foreign denominated proceeds from the sale of foreign investments and foreign denominated receivables during 1997 and 1996. Foreign currency pretax hedging gains of $5 and pretax hedging losses of $24 were included in earnings in the years ended December 31, 1997 and 1996, respectively.

    The counterparties to these contracts are major financial institutions. U S WEST is exposed to credit loss in the event of nonperformance by these counterparties. The Company does not have significant exposure to an individual counterparty and does not anticipate nonperformance by any counterparty.

    Foreign currency transaction pretax losses of $40 and pretax gains of $27 were included in earnings in the years ended December 31, 1997 and 1996, respectively.

NOTE 8: PROPERTY, PLANT AND EQUIPMENT

    The composition of property, plant and equipment follows:

                                                                              DECEMBER 31,
                                                                          --------------------
                                                                            1997       1996
                                                                          ---------  ---------
Land and buildings......................................................  $   2,764  $   2,722
Telecommunications network equipment....................................     13,513     12,925
Telecommunications outside plant........................................     13,802     13,148
Cable distribution systems..............................................      2,787      2,640
Cellular systems........................................................      1,124        897
General purpose computers and other.....................................      4,137      4,414
Construction in progress................................................      1,096      1,010
                                                                          ---------  ---------
                                                                             39,223     37,756
Less accumulated depreciation...........................................     20,643     19,475
                                                                          ---------  ---------
Property, plant and equipment--net......................................  $  18,580  $  18,281
                                                                          ---------  ---------
                                                                          ---------  ---------

    Property, plant and equipment balances at December 31, 1997 include the results of a comprehensive appraisal conducted on the Continental properties. As compared with estimated amounts recorded at December 31, 1996, cable distribution systems decreased approximately $630.

    In 1997, U S WEST Communications sold certain rural telephone exchanges with a cost basis of $160. Consideration received for the sales was $237, including $67 in cash. In 1996 and 1995, U S WEST Communications sold certain rural telephone exchanges with a cost basis of $243 and $258, respectively, and received consideration of $306 (including $174 in cash) during 1996, and $388 (including $214 in cash) during 1995.

    Effective January 1, 1996, U S WEST adopted SFAS No. 121. SFAS No. 121 requires that long-lived assets and associated intangibles be written down to fair value whenever an impairment review indicates that the carrying value cannot be recovered on an undiscounted cash flow basis. SFAS No. 121 also requires that a company no longer record depreciation expense on assets held for sale. Adoption of SFAS No. 121 resulted in income of $34 (net of income tax expense of $22) in 1996 from the cumulative effect of reversing depreciation expense recorded in prior years related to rural telephone exchanges held for sale. Depreciation expense was reversed from the date U S WEST formally committed to a plan to dispose of the rural telephone exchange assets to January 1, 1996. The income was recorded as a cumulative effect of

                                 U S WEST, INC.

NOTE 8: PROPERTY, PLANT AND EQUIPMENT (CONTINUED) change in accounting principle in accordance with SFAS No. 121. As a result of adopting SFAS No. 121, depreciation expense for 1996 was reduced by $24.

NOTE 9: INTANGIBLE ASSETS

    The composition of intangible assets follows:

                                                                              DECEMBER 31,
                                                                          --------------------
                                                                            1997       1996
                                                                          ---------  ---------
Identified intangibles, primarily franchise value.......................  $   9,263  $   8,388
Goodwill................................................................      4,159      4,465
                                                                          ---------  ---------
                                                                             13,422     12,853
Less accumulated amortization...........................................        748        258
                                                                          ---------  ---------
Total intangible assets--net............................................  $  12,674  $  12,595
                                                                          ---------  ---------
                                                                          ---------  ---------

    Intangible balances at December 31, 1997 include the results of a comprehensive appraisal conducted on the Continental cable properties. As compared with estimated amounts recorded at December 31, 1996, franchise value increased approximately $770 and goodwill decreased approximately $300. Amortization expense for 1997, 1996 and 1995 was $530, $133 and $76, respectively.

NOTE 10: DEBT

SHORT-TERM DEBT

    The components of short-term debt follow:

                                                                                 DECEMBER 31,
                                                                             --------------------
                                                                               1997       1996
                                                                             ---------  ---------
Notes payable:
  Commercial paper.........................................................  $     812  $     842
  Bank loan................................................................         17     --
  Other....................................................................     --             55
Current portion of long-term debt..........................................        701        300
Allocated to the capital assets segment--net...............................       (100)      (146)
                                                                             ---------  ---------
Total......................................................................  $   1,430  $   1,051
                                                                             ---------  ---------
                                                                             ---------  ---------

    The weighted-average interest rate on commercial paper was 6.15 percent and
5.73 percent at December 31, 1997 and 1996, respectively.

    The bank loan at December 31, 1997 is a floating-rate loan denominated in Czech Koruna. Other notes payable at December 31, 1996 included $50 associated with U S WEST's increase in ownership of Cable Plus. This note was repaid in January 1997.

    In January 1997, U S WEST paid the cash portion of the Continental Acquisition consideration totaling $1,150. This payment was financed with commercial paper.

                                 U S WEST, INC.

NOTE 10: DEBT (CONTINUED)
    In 1995, U S WEST issued $130 of DECS, due December 15, 1998, in the principal amount of $24.00 per note. The notes bear annual interest at 7.625 percent. Upon maturity, each DECS will be redeemed by U S WEST for shares of Enhance held by U S WEST or the cash equivalent, at U S WEST's option. The number of shares to be delivered at maturity varies based on the per share market price of Enhance. If the market price is $24.00 per share or less, one share of Enhance will be delivered for each note; if the market price is between $24.00 and $28.32 per share, a fractional share equal to $24.00 is delivered; if the market price is greater than $28.32 per share, .8475 of a share is delivered for each note. At December 31, 1997, the Enhance shares had a market price of $59.50 per share. The capital assets segment currently owns 29.2 percent of the outstanding Enhance common stock.

    U S WEST maintains a commercial paper program to finance short-term cash flow requirements, as well as to maintain a presence in the short-term debt market. U S WEST is permitted to borrow up to approximately $4.5 billion under lines of credit, all of which were available at December 31, 1997.

LONG-TERM DEBT

    On November 15, 1996, U S WEST assumed Continental debt totaling $6,525 (at market value) in conjunction with the Acquisition. Concurrently, U S WEST refinanced $3,657 of the assumed debt with commercial paper. In January 1997, U S WEST issued medium- and long-term debt totaling $4.1 billion, at a weighted-average interest rate of 7.47 percent. The net proceeds were used to refinance outstanding commercial paper. At December 31, 1996, such commercial paper was classified as long-term debt in the accompanying Consolidated Balance Sheets and the following table.

    The components of long-term debt follow:

                                                                              DECEMBER 31,
                                                                          --------------------
                                                                            1997       1996
                                                                          ---------  ---------
Senior unsecured notes, debentures, medium-term notes and refinanced commercial paper......................................................  $  12,246  $  12,536
Zero coupon subordinated notes, 7.3 percent yield to maturity convertible at any time into equal shares of Communications Stock and
  Media Stock...........................................................     --          1,529
Senior subordinated debt................................................        300        400
Debt exchangeable for common stock......................................        254        384
Insurance company notes.................................................         36         68
Leveraged employee stock ownership plans (LESOP)........................     --             53
Capital lease obligations...............................................         88        140
Other...................................................................        169        134
Unamortized discount--net...............................................       (132)    (1,118)
Unamortized premium--net................................................        287        335
Allocated to the capital assets segment--net............................     --           (161)
                                                                          ---------  ---------
Total...................................................................  $  13,248  $  14,300
                                                                          ---------  ---------
                                                                          ---------  ---------

    Senior unsecured notes and debentures and senior subordinated debt totaling $2.3 billion as of December 31, 1997 were assumed by U S WEST in connection with the Continental Acquisition and are not guaranteed by U S WEST. These notes and debentures limit MediaOne Delaware's ability to, among

                                 U S WEST, INC.

NOTE 10: DEBT (CONTINUED)
other things, pay dividends, create liens, incur additional debt, dispose of property, investments and leases, and require certain minimum ratios of cash flow to debt and cash flow to related fixed charges.

    During 1997, U S WEST redeemed its zero coupon subordinated notes due June 25, 2011. Upon redemption, the notes had a recorded value of $571. The debt extinguishment resulted in a loss of $6 (net of income tax benefits of $4) primarily related to the write-off of deferred debt issuance costs. Also during 1997, MediaOne Delaware redeemed a 10 5/8 percent senior subordinated note with a recorded value of $110, including a premium of $10. The debt extinguishment resulted in a gain of $3 (net of income tax expenses of $2). The net loss on the redemptions is reflected as an extraordinary charge in the accompanying Consolidated Statements of Operations. U S WEST financed the redemptions with floating-rate commercial paper.

    On May 13, 1996, U S WEST issued $254 of DECS due May 15, 1999, in the principal amount of $26.63 per note. The notes bear annual interest at 7.625 percent. Upon maturity, each DECS will be mandatorily redeemed by U S WEST for shares of FSA held by U S WEST or the cash equivalent, at U S WEST's option. The number of shares to be delivered at maturity varies based on the per share market price of FSA. If the market price is $26.63 per share or less, one share of FSA will be delivered for each note; if the market price is between $26.63 and $32.48 per share, a fractional share is delivered so that the value at maturity is equal to $26.63; if the market price is greater than $32.48 per share, .8197 of a share is delivered for each note. At December 31, 1997, the FSA shares had a market price of $48.25 per share. The capital assets segment currently owns approximately 42.1 percent of the outstanding FSA common stock.

    Interest rates and maturities of long-term debt at December 31 follow:

                                                                      MATURITIES
                                                -------------------------------------------------------    TOTAL      TOTAL
INTEREST RATES                                    1999       2000       2001       2002     THEREAFTER     1997       1996
----------------------------------------------  ---------  ---------  ---------  ---------  -----------  ---------  ---------
Up to 5%......................................  $  --      $      90  $  --      $     100   $      50   $     240  $     275
Above 5% to 6%................................     --         --             50     --             221         271        701
Above 6% to 7%................................        380        304        170      1,012       2,877       4,743      4,728
Above 7% to 8%................................     --         --         --             10       4,365       4,375      5,876
Above 8% to 9%................................          2     --            240     --           1,725       1,967      2,018
Above 9% to 10%...............................         15        200         10     --             525         750        750
Above 10%.....................................         35     --         --         --             300         335        467
Variable-rate debt indexed to two- and
  ten-year constant maturity U. S. Treasury
  rates.......................................        155     --         --         --          --             155        155
                                                ---------  ---------  ---------  ---------  -----------  ---------  ---------
                                                $     587  $     594  $     470  $   1,122   $  10,063      12,836     14,970
                                                ---------  ---------  ---------  ---------  -----------
                                                ---------  ---------  ---------  ---------  -----------
Capital lease obligations and other...........                                                                 257        274
Unamortized discount--net.....................                                                                (132)    (1,118)
Unamortized premium--net......................                                                                 287        335
Allocated to the capital assets
  segment--net................................                                                              --           (161)
                                                                                                         ---------  ---------
Total.........................................                                                           $  13,248  $  14,300
                                                                                                         ---------  ---------
                                                                                                         ---------  ---------

                                 U S WEST, INC.

NOTE 10: DEBT (CONTINUED)
    Interest payments, net of amounts capitalized, were $946, $658 and $518 for 1997, 1996 and 1995, respectively, of which $47, $59 and $87, respectively, related to the capital assets segment.

    Total debt at December 31, 1997 was approximately $14.6 billion and Preferred Securities totaled approximately $1.1 billion. The total debt and Preferred Securities of approximately $15.7 billion includes $5.5 billion of U S WEST Communications debt, $2.7 billion of MediaOne Delaware debt and $7.5 billion of U S WEST Indebtedness.

    In connection with the Separation, New U S WEST and MediaOne will seek to refinance the U S WEST Indebtedness through a combination of tender offers, prepayments, defeasance, consent solicitations and/or exchange offers. As of February 20, 1998, the estimated cost of the Refinancing is $346 ($231 after tax). In addition to refinancing costs, such costs include the difference between the market and face value of the U S WEST Indebtedness and a charge for unamortized debt issuance costs.

INTEREST RATE RISK MANAGEMENT

    The objective of the interest rate risk management program is to minimize the total cost of debt over time and the interest rate variability. This is achieved through the use of interest rate swaps, which adjust the ratio of fixed- to variable-rate debt.

    Under an interest rate swap, U S WEST agrees with another party to exchange interest payments at specified intervals over a defined term. Interest payments are calculated by reference to the notional amount based on the fixed- and variable-rate terms of the swap agreements.

    U S WEST Communications entered into currency swaps to convert Swiss franc-denominated debt to U. S. dollar-denominated debt. This allowed U S WEST Communications to achieve interest savings over issuing fixed-rate, dollar-denominated debt. The currency swap and foreign currency debt are combined and accounted for as if fixed-rate, dollar-denominated debt were issued directly.

    The following table summarizes terms of swaps and interest rate contracts. Variable rates are indexed to two- and ten-year constant maturity U. S. Treasury and 30-day commercial paper rates.

                                                 DECEMBER 31, 1997                                 DECEMBER 31, 1996
                                  ------------------------------------------------  ------------------------------------------------
                                                            WEIGHTED- AVERAGE RATE                            WEIGHTED- AVERAGE RATE
                                   NOTIONAL                 ----------------------   NOTIONAL                 ----------------------
                                    AMOUNT     MATURITIES     RECEIVE       PAY       AMOUNT     MATURITIES     RECEIVE       PAY
                                  -----------  -----------  -----------  ---------  -----------  -----------  -----------  ---------
Variable to fixed...............   $     700    1998-2004         5.68        6.93   $   1,235    1997-2004         5.70        6.89
Currency........................         204    1999-2001       --            6.55         204    1999-2001       --            6.55

    During fourth-quarter 1996, U S WEST purchased $1.5 billion notional of put options on U. S. Treasury Bonds to protect against an increase in interest rates in conjunction with the 1997 debt refinancing. The contracts closed in January 1997 and a deferred gain of $5 was recognized. U S WEST Communications executed forward U. S. Treasury Bond contracts to lock in the U. S. Treasury rate component of future debt issues. At December 31, 1997, deferred gains of $8 and deferred losses of $50 on the closed forward contracts are included as part of the carrying value of the underlying debt. The deferred gains and losses are being recognized as yield adjustments over the life of the related debt, which mature at various dates through 2043.

                                 U S WEST, INC.

NOTE 10: DEBT (CONTINUED)
    The counterparties to swaps or other interest rate contracts are major financial institutions. U S WEST is exposed to credit loss in the event of nonperformance by these counterparties. U S WEST manages this exposure by monitoring the credit standing of the counterparty and establishing dollar and term limitations which correspond to the respective credit rating of each counterparty. U S WEST does not have significant exposure to an individual counterparty and does not anticipate nonperformance by any counterparty.

NOTE 11: FAIR VALUES OF FINANCIAL INSTRUMENTS

    Fair values of cash equivalents, other current amounts receivable and payable, and short-term debt approximate carrying values due to their short-term nature.

    The carrying values of mandatorily redeemable preferred stock and long-term receivables approximate the fair values based on quoted market prices or discounting future cash flows. The carrying value of foreign exchange contracts approximate the carrying values based on estimated amounts U S WEST would receive or pay to terminate such agreements. It is not practicable to estimate the fair value of financial guarantees because there are no quoted market prices for similar transactions.

    The fair values of interest rate swaps are based on estimated amounts U S WEST would receive or pay to terminate such agreements taking into account current interest rates and creditworthiness of the counterparties.

    The fair values of long-term debt, including debt associated with the capital assets segment, Preferred Securities and Series D Preferred Stock, are based on quoted market prices where available or, if not available, are based on discounting future cash flows using current interest rates.

                                                                                       DECEMBER 31,
                                                                        ------------------------------------------
                                                                                1997                  1996
                                                                        --------------------  --------------------
                                                                        CARRYING     FAIR     CARRYING     FAIR
                                                                          VALUE      VALUE      VALUE      VALUE
                                                                        ---------  ---------  ---------  ---------
Debt (includes short-term portion)....................................  $  15,050  $  15,770  $  15,832  $  15,850
Interest rate swap agreements--assets.................................     --         --         --            (22)
Interest rate swap agreements--liabilities............................     --             47         17         47
                                                                        ---------  ---------  ---------  ---------
Debt--net.............................................................  $  15,050  $  15,817  $  15,849  $  15,875
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------
Preferred Securities..................................................  $   1,080  $   1,110  $   1,080  $   1,074
Series D Preferred Stock..............................................        923      1,234        920        960

    Investments in debt and equity securities are classified as available for sale and are carried at market value. The debt securities have various maturity dates through the year 2002. The market value of these securities is based on quoted market prices where available or, if not available, is based on discounting future cash flows using current interest rates.

                                 U S WEST, INC.

NOTE 11: FAIR VALUES OF FINANCIAL INSTRUMENTS (CONTINUED)
    The amortized cost and estimated market value of debt and equity securities follow:

                                                     DECEMBER 31, 1997                               DECEMBER 31, 1996
                                    ----------------------------------------------------  ---------------------------------------
                                                     GROSS          GROSS                                GROSS          GROSS
                                                  UNREALIZED     UNREALIZED      FAIR                 UNREALIZED     UNREALIZED
SECURITIES                             COST          GAINS         LOSSES        VALUE      COST         GAINS         LOSSES
----------------------------------      ---      -------------  -------------  ---------  ---------  -------------  -------------
Equity securities.................   $      21     $      19      $      --    $      40  $     713    $       2      $      --
Debt securities...................          18            --             --           18         20           --             --
Securitized loan..................          55            --             (3)          52         55           --             (6)
                                                                         --                                                  --
                                           ---           ---                   ---------  ---------          ---
Total.............................   $      94     $      19      $      (3)   $     110  $     788    $       2      $      (6)
                                                                         --                                                  --
                                                                         --                                                  --
                                           ---           ---                   ---------  ---------          ---
                                           ---           ---                   ---------  ---------          ---


                                      FAIR
SECURITIES                            VALUE
----------------------------------  ---------
Equity securities.................  $     715
Debt securities...................         20
Securitized loan..................         49

                                    ---------
Total.............................  $     784

                                    ---------
                                    ---------

    During 1997, U S WEST received proceeds of $898 from the sales of TCG and TWX shares and realized pretax gains totaling $206. Net unrealized gains and losses on marketable securities are included in equity. The 1997 net unrealized gains were $13 (net of deferred taxes of $6). The 1996 net unrealized gains were $1 (net of deferred taxes).

NOTE 12: LEASING ARRANGEMENTS

    U S WEST has entered into operating leases for office facilities, equipment and real estate. Rent expense under operating leases was $304, $245 and $263 in 1997, 1996 and 1995, respectively. Future minimum lease payments as of December 31, 1997, under noncancelable operating leases, follow:

YEAR
-------------------------------------------------------------------------------------
1998.................................................................................  $     194
1999.................................................................................        187
2000.................................................................................        157
2001.................................................................................        149
2002.................................................................................        108
Thereafter...........................................................................        777
                                                                                       ---------
Total................................................................................  $   1,572
                                                                                       ---------
                                                                                       ---------

    Minimum rentals to be received under noncancelable subleases total $52. The minimum future lease payments have not been reduced by the minimum sublease rentals.

NOTE 13: COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY COMPANY-GUARANTEED DEBENTURES

    On October 29, 1996, Financing II issued $480 of 8.25 percent Preferred Securities and $15 of common securities. U S WEST holds all of the outstanding common securities of Financing II. Financing II used the proceeds from such issuance to purchase from Capital Funding $495 principal amount of Capital Funding's 8.25 percent Subordinated Deferrable Interest Notes (the "Subordinated Debt Securities") due 2036, the obligations under which are fully and unconditionally guaranteed by U S WEST (the "Debt Guarantee"). The sole assets of Financing II are and will be the Subordinated Debt Securities and the Debt Guarantee.

    On September 11, 1995, Financing I issued $600 of 7.96 percent Preferred Securities and $19 of common securities. U S WEST holds all of the outstanding common securities of Financing I. Financing I

                                 U S WEST, INC.

NOTE 13: COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY COMPANY-GUARANTEED DEBENTURES (CONTINUED)
used the proceeds from such issuance to purchase from Capital Funding $619 principal amount of Capital Funding's 7.96 percent Subordinated Debt Securities due 2025, the obligations under which are fully and unconditionally guaranteed by U S WEST. The sole assets of Financing I are and will be the Subordinated Debt Securities and the Debt Guarantee.

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

    The 7.96 percent Subordinated Debt Securities are redeemable in whole or in part by Capital Funding at any time on or after September 11, 2000, at a redemption price of $25.00 per Subordinated Debt Security plus accrued and unpaid interest. If Capital Funding redeems the Subordinated Debt Securities, Financing I is required to redeem the Preferred Securities concurrently at $25.00 per share plus accrued and unpaid distributions. As of December 31, 1997 and 1996, 24,000,000 shares of the 7.96 percent Preferred Securities were outstanding.

    The 8.25 percent Subordinated Debt Securities are redeemable in whole or in part by Capital Funding at any time on or after October 29, 2001, at a redemption price of $25.00 per Subordinated Debt Security plus accrued and unpaid interest. If Capital Funding redeems the Subordinated Debt Securities, Financing II is required to redeem the Preferred Securities concurrently at $25.00 per share plus accrued and unpaid distributions. As of December 31, 1997 and 1996, 19,200,000 shares of the 8.25 percent Preferred Securities were outstanding.

    In connection with the Separation, MediaOne will seek to refinance the Preferred Securities. See Note 10--Debt--to the Consolidated Financial Statements.

NOTE 14: PREFERRED STOCK SUBJECT TO MANDATORY REDEMPTION

    On June 30, 1997, U S WEST acquired cable systems serving approximately 40,000 subscribers in Michigan for cash of $25 and the issuance of 994,082 shares of U S WEST Series E Preferred Stock. Dividends are payable quarterly at the annual rate of 6.34 percent. The Series E Preferred Stock was recorded at fair value of $50.00 per share at June 30, 1997, which was equal to its liquidation value. Upon redemption, the preferred stockholders may elect to receive cash or convert their Series E Preferred Stock into Media Stock. Cash redemption is equal to the Series E Preferred Stock's liquidation value of $50.00 per share, plus accrued dividends. The number of shares of Media Stock to be received upon conversion is $47.50 per share divided by the then current market price of Media Stock. The conversion rate is subject to adjustment by U S WEST under certain circumstances.

                                 U S WEST, INC.

NOTE 14: PREFERRED STOCK SUBJECT TO MANDATORY REDEMPTION (CONTINUED)
    The Series E Preferred Stock is redeemable as follows: (a) U S WEST may call for redemption all or any part of the Series E Preferred Stock beginning on June 30, 2002; (b) on a yearly basis beginning August 1, 2007, and continuing through August 1, 2016, U S WEST will redeem 49,704 shares of Series E Preferred Stock, and on June 30, 2017, all of the remaining outstanding shares of Series E Preferred Stock; or (c) all of the outstanding Series E Preferred Stock shall be redeemed upon the occurrence of certain events, including the dissolution or sale of all or substantially all of Media Group.

    On September 2, 1994, U S WEST issued to Fund American Enterprises Holdings Inc. ("FFC") 50,000 shares of a class of 7 percent Series C Cumulative Redeemable Preferred Stock (the "Series C Preferred Stock") for a total of $50. See Note 22--Net Investment in Assets Held for Sale--to the Consolidated Financial Statements. The preferred stock was recorded at the fair market value of $51 at the issue date. Media Group has the right commencing September 2, 1999, to redeem the shares for one thousand dollars per share plus unpaid dividends and a redemption premium. The shares are mandatorily redeemable in 2004 at face value plus unpaid dividends. At the option of FFC, the preferred stock also can be redeemed for common shares of FSA. The market value of the option was $71 and $35 (based on the Black-Scholes model) at December 31, 1997 and 1996, respectively, with no carrying value.

    The Series E and Series C Preferred Stocks rank senior to all classes of U S WEST common stock, are subordinated to any senior debt and the Preferred Securities, and rank equally with the Series D Preferred Stock.

                                 U S WEST, INC.

NOTE 15: SHAREOWNERS' EQUITY

                                                            MEDIA                   COMMON                     RETAINED
                                        COMMUNICATIONS      STOCK     U S WEST       STOCK       PREFERRED     EARNINGS
                                         STOCK SHARES      SHARES      SHARES       AMOUNT     STOCK AMOUNT    (DEFICIT)
                                       -----------------  ---------  -----------  -----------  -------------  -----------
                                                  SHARES IN THOUSANDS
Balance December 31, 1994............                                   469,343    $   8,056                   $    (458)
  Issuance of common stock...........                                     2,791          117
  Benefit trust contribution
    (OPEB)...........................                                     1,500           61
  Purchase of treasury stock.........                                    (1,705)         (63)
  Other..............................                                                      3
November 1, 1995.....................
  Recapitalization Plan..............        471,929        471,922    (471,929)
  Recapitalization Plan
    dissenters(1)....................             (6)
  Issuance of Communications Stock...          1,712                                      52
  Issuance of Media Stock............                           392                        7
  Net income.........................                                                                              1,317
  Common dividends declared ($2.14
    per Communications share)........                                                                             (1,010)
  Preferred dividends................                                                                                 (3)
  Market value adjustment for debt
    securities.......................                                                                                 36
  Foreign currency translation.......
  Other..............................                                                     (5)                          3
                                             -------      ---------  -----------  -----------        -----    -----------
Balance December 31, 1995............        473,635        472,314      --            8,228                        (115)
  Issuance of Communications Stock...          6,822                                     216
  Issuance of Media Stock for
    Continental Acquisition..........                       150,615                    2,590
  Other issuances of Media Stock.....                         1,853                       38
  Issuance of Series D Preferred
    Stock............................                                                            $     920
  Purchase of treasury stock.........                       (15,919)                    (297)
  Net income.........................                                                                              1,178
  Common dividends declared ($2.14
    per Communications share)........                                                                             (1,024)
  Preferred dividends................                                                                                 (9)
  Market value adjustment for debt
    and equity securities............                                                                                 (6)
  Foreign currency translation.......
  Other..............................                                                    (34)                         (6)
                                             -------      ---------  -----------  -----------        -----    -----------
Balance December 31, 1996............        480,457        608,863      --           10,741           920            18
  Issuance of Communications Stock...          4,058                                     138
  Issuance of Media Stock............                         1,783                       40
  Purchase of treasury stock.........                        (2,838)                     (53)
  Net income.........................                                                                                697
  Common dividends declared ($2.14
    per Communications share)........                                                                             (1,034)
  Preferred dividends................                                                                                (52)
  Market value adjustment for debt
    and equity securities............                                                                                 35
  Foreign currency translation.......
  Other..............................                                                     10             3             2
                                             -------      ---------  -----------  -----------        -----    -----------
Balance December 31, 1997............        484,515        607,808      --        $  10,876     $     923     $    (334)
                                             -------      ---------  -----------  -----------        -----    -----------
                                             -------      ---------  -----------  -----------        -----    -----------

                                           FOREIGN
                                          CURRENCY          LESOP
                                         TRANSLATION      GUARANTEE
                                       ---------------  -------------

Balance December 31, 1994............     $     (29)      $    (187)
  Issuance of common stock...........
  Benefit trust contribution
    (OPEB)...........................
  Purchase of treasury stock.........
  Other..............................
November 1, 1995.....................
  Recapitalization Plan..............
  Recapitalization Plan
    dissenters(1)....................
  Issuance of Communications Stock...
  Issuance of Media Stock............
  Net income.........................
  Common dividends declared ($2.14
    per Communications share)........
  Preferred dividends................
  Market value adjustment for debt
    securities.......................
  Foreign currency translation.......            (9)
  Other..............................                            60
                                                ---           -----
Balance December 31, 1995............           (38)           (127)
  Issuance of Communications Stock...
  Issuance of Media Stock for
    Continental Acquisition..........
  Other issuances of Media Stock.....
  Issuance of Series D Preferred
    Stock............................
  Purchase of treasury stock.........
  Net income.........................
  Common dividends declared ($2.14
    per Communications share)........
  Preferred dividends................
  Market value adjustment for debt
    and equity securities............
  Foreign currency translation.......            (1)
  Other..............................                            36
                                                ---           -----
Balance December 31, 1996............           (39)            (91)
  Issuance of Communications Stock...
  Issuance of Media Stock............
  Purchase of treasury stock.........
  Net income.........................
  Common dividends declared ($2.14
    per Communications share)........
  Preferred dividends................
  Market value adjustment for debt
    and equity securities............
  Foreign currency translation.......           (56)
  Other..............................                            45
                                                ---           -----
Balance December 31, 1997............     $     (95)      $     (46)
                                                ---           -----
                                                ---           -----

------------------------------

(1) Under the Recapitalization Plan, Media Stock was not issued to shareowners who elected to receive cash rather than Communications Stock and Media Stock. Dissenting shareowners were paid $47.9375 per U S WEST share on December 15, 1995.

                                 U S WEST, INC.

NOTE 15: SHAREOWNERS' EQUITY (CONTINUED)

    SERIES D PREFERRED STOCK. On November 15, 1996, U S WEST issued 19,999,478 shares of 4.5 percent, 20 year, Series D Preferred Stock to Continental shareowners. Dividends are payable quarterly on the nonvoting Series D Preferred Stock as and when declared by the Board out of funds legally available. The Series D Preferred Stock has a liquidation value of $50 per share and was recorded at the November 15, 1996 fair value of $46 per share. The Series D Preferred Stock is convertible, at the option of the holder, into shares of Media Stock at $26.25 per share. Between November 15, 1999 and November 15, 2001, the Series D Preferred Stock is redeemable at par, at the option of U S WEST, into shares of Media Stock if the market price of Media common shares have closed at $35.44 per share for at least 20 of the 30 consecutive trading days prior to the notice of redemption. After November 15, 2001, the Series D Preferred Stock is redeemable at par, at the option of U S WEST, in cash, Media Stock, or any combination of cash and stock. If Media Stock is elected, the number of shares to be issued will be determined based on the average market price for the ten consecutive trading days ending on the third business day prior to redemption, reduced by five percent. On November 15, 2016, U S WEST is required to redeem the Series D Preferred Stock, at its election, for cash, Media Stock, or any combination of cash and stock. Upon certain events, including the disposition of all or substantially all of the properties and assets attributed to the Media Group, the Series D Preferred Stock becomes mandatorily redeemable. The Series D Preferred Stock ranks senior to all classes of U S WEST common stock, is subordinated to any senior debt and the Preferred Securities, and ranks equally with the Series E and C Preferred Stocks.

    COMMON STOCK. In connection with the November 15, 1996, Continental Acquisition, U S WEST issued 150,615,000 shares of Media Stock to Continental shareowners, valued at $2,590.

    SHARE REPURCHASE. During 1997 and 1996, U S WEST purchased and placed into treasury 2,838,000 and 15,919,000 shares of Media Stock, at an average price per share of $18.71 and $18.66, and a cost basis of $53 and $297, respectively. Under the 1995 Recapitalization, shares of U S WEST stock held in treasury were canceled.

    FOREIGN CURRENCY TRANSLATION. Included in U S WEST's cumulative foreign currency translation adjustment are cumulative tax benefits of $61, $24 and $24 at December 31, 1997, 1996 and 1995, respectively.

    LEVERAGED EMPLOYEE STOCK OWNERSHIP PLAN ("LESOP"). U S WEST maintains a defined contribution savings plan for substantially all management and occupational employees of the Company, except for employees of the Atlanta cable systems and foreign national employees. U S WEST matches a percentage of eligible employee contributions with shares of Communications Stock and/or Media Stock in accordance with participant elections. Participants may also elect to reallocate past Company contributions between Communications Stock and Media Stock. In 1989, U S WEST established two LESOPs to provide Company stock for matching contributions to the savings plan. Shares in the LESOP are released as principal and interest are paid on the debt. At December 31, 1997, 11,966,157 shares of Communications Stock and 12,100,791 shares of Media Stock had been allocated from the LESOP to participants' accounts, while 918,494 and 1,050,657 shares of Communications Stock and Media Stock, respectively, remained unallocated.

    The borrowings associated with the LESOP, which are unconditionally guaranteed by U S WEST, are included in the accompanying Consolidated Balance Sheets and corresponding amounts have been recorded as reductions to shareowners' equity. Contributions from U S WEST as well as dividends on unallocated shares held by the LESOP ($3, $5 and $8 in 1997, 1996 and 1995, respectively) are used for

                                 U S WEST, INC.

NOTE 15: SHAREOWNERS' EQUITY (CONTINUED) debt service. Beginning with the dividend paid in fourth-quarter 1995, dividends on allocated shares are being paid annually to participants. Previously, dividends on allocated shares were used for debt service with participants receiving additional shares from the LESOP in lieu of dividends.

    U S WEST recognizes expense based on the cash payments method. Total Company contributions to the plan (excluding dividends) were $89, $77 and $86 in 1997, 1996 and 1995, respectively, of which $7, $10 and $15, respectively, have been classified as interest expense.

    SHAREHOLDER RIGHTS PLAN. The Board has adopted a shareholder rights plan which, in the event of a takeover attempt, would entitle existing shareowners to certain preferential rights. The rights expire on April 6, 1999, and are redeemable by the Company at any time prior to the date they would become effective.

NOTE 16: EARNINGS PER SHARE

    In 1997, the Company adopted SFAS No. 128 which specifies new computation, presentation and disclosure requirements for earnings per share to be applied retroactively. Among other things, SFAS No. 128 requires presentation of basic and diluted earnings per common share on the face of the income statement. The following reflects the computation of diluted earnings (loss) per share for Communications Stock and Media Stock. Income and earnings per share are before extraordinary items and the cumulative effect of change in accounting principle.

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                   -------------------------------
                                                                                     1997       1996       1995
                                                                                   ---------  ---------  ---------
                                                                                         SHARES IN THOUSANDS
COMMUNICATIONS GROUP
Income used for basic earnings per share.........................................  $   1,180  $   1,215  $   1,184
Interest on convertible zero coupon subordinated notes, net of tax...............          9         13         12
                                                                                   ---------  ---------  ---------
Income used for diluted earnings per share.......................................  $   1,189  $   1,228  $   1,196
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

Weighted average number of shares used for basic earnings per share..............    482,751    477,549    470,716
Effect of dilutive securities:
  Stock options..................................................................      2,386      1,536      1,459
  Convertible zero coupon subordinated notes.....................................      6,095      9,506      9,758
                                                                                   ---------  ---------  ---------
Weighted average number of shares used for diluted earnings per share............    491,232    488,591    481,933
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Communications Group basic earnings per share....................................  $    2.44  $    2.55  $    2.52
Communications Group diluted earnings per share..................................  $    2.42  $    2.51  $    2.48

    The Communications Group dilutive securities represent the incremental weighted average shares from the assumed exercise of Communications Group stock options and the assumed conversion of the

                                 U S WEST, INC.

NOTE 16: EARNINGS PER SHARE (CONTINUED)
zero coupon subordinated notes for the period they were outstanding. The zero coupon subordinated notes were redeemed in August 1997.

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                   -------------------------------
                                                                                     1997       1996       1995
                                                                                   ---------  ---------  ---------
                                                                                         SHARES IN THOUSANDS
MEDIA GROUP
Income (loss)....................................................................  $    (480) $     (71) $     145
Dividends on preferred stock.....................................................        (52)        (9)        (3)
                                                                                   ---------  ---------  ---------
Income (loss) available to common shareowners used for basic and diluted earnings
  per share......................................................................  $    (532) $     (80) $     142
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

Weighted average number of shares used for basic earnings per share..............    606,749    491,924    470,549
Effect of dilutive securities:
  Stock options..................................................................     --         --          1,063
                                                                                   ---------  ---------  ---------
Weighted average number of shares used for diluted earnings per share............    606,749    491,924    471,612
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Media Group basic and diluted earnings (loss) per share..........................  $   (0.88) $   (0.16) $    0.30

    Media Group diluted loss per share for 1997 and 1996 does not include potential share issuances associated with stock options, convertible zero coupon subordinated notes and the convertible Series D Preferred Stock due to their antidilutive effects. In 1995, convertible zero coupon subordinated notes are not included in Media Group's diluted earnings per share due to their antidilutive effects. The zero coupon subordinated notes were redeemed in August 1997.

NOTE 17: STOCK INCENTIVE PLANS

    U S WEST maintains stock incentive plans for executives and other employees and nonemployees, primarily members of the Board. The Amended 1994 Stock Plan (the "Plan") was approved by shareowners on October 31, 1995, in connection with the Recapitalization Plan. The Plan is a successor plan to the U S WEST Stock Incentive Plan and the U S WEST 1991 Stock Incentive Plan (the "Predecessor Plans"). No further grants of options or restricted stock may be made under the Predecessor Plans. The Plan is administered by the Human Resources Committee of the Board of Directors with respect to officers, executive officers and outside directors and by a special committee with respect to all other eligible employees and eligible nonemployees.

    Effective November 1, 1995, each outstanding U S WEST stock option was converted into one Communications Group and one Media Group stock option. Subsequent to November 1, 1995, each Group grants options primarily to its own employees.

    The maximum aggregate number of shares of Communications Stock and Media Stock that may be granted in any calendar year for all purposes under the Plan is nine-tenths of one percent (0.90 percent) and three-quarters of one percent (0.75 percent), respectively, of the shares of such class outstanding (excluding shares held in U S WEST's treasury) on the first day of such calendar year. In the event that fewer than the full aggregate number of shares of either class available for issuance in any calendar year are issued in any such year, the shares not issued shall be added to the shares of such class available for issuance in any subsequent year or years. Options granted vest over periods up to three years and may be exercised no later than 10 years after the grant date.

                                 U S WEST, INC.

NOTE 17: STOCK INCENTIVE PLANS (CONTINUED)
    During 1995, U S WEST modified the Plan to allow employees who terminate and are eligible for a full service pension, or who terminate under the long-term disability plan, to exercise their existing stock options according to their original terms. Additionally, U S WEST allows employees who separate under a management separation plan to retain unvested stock options. The compensation cost that has been included in income in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," was $1, $3 and $7 in 1997, 1996 and 1995, respectively, all of which related to the Plan modifications.

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

                                                                       YEAR ENDED DECEMBER 31,
                                  --------------------------------------------------------------------------------------------------
                                                 1997                                 1996                            1995
                                  -----------------------------------  -----------------------------------  ------------------------
                                                  EARNINGS (LOSS)                      EARNINGS (LOSS)                    EARNINGS
                                                     PER SHARE                            PER SHARE                       PER SHARE
                                  NET INCOME   ----------------------  NET INCOME   ----------------------               -----------
                                    (LOSS)       BASIC      DILUTED      (LOSS)       BASIC      DILUTED    NET INCOME      BASIC
                                  -----------  ---------  -----------  -----------  ---------  -----------  -----------     -----
COMMUNICATIONS GROUP:
  As reported...................   $   1,177   $    2.43   $    2.41    $   1,249   $    2.62   $    2.58    $   1,176    $    2.50
  Pro forma.....................       1,164        2.41        2.40        1,247        2.61        2.58        1,178         2.50
MEDIA GROUP:
  As reported...................        (480)      (0.88)      (0.88)         (71)      (0.16)      (0.16)         141         0.29
  Pro forma.....................        (501)      (0.91)      (0.91)         (82)      (0.18)      (0.18)         140         0.29


                                    DILUTED
                                  -----------
COMMUNICATIONS GROUP:
  As reported...................   $    2.46
  Pro forma.....................        2.48
MEDIA GROUP:
  As reported...................        0.29
  Pro forma.....................        0.29

    The fair value based method of accounting for stock-based compensation plans under SFAS No. 123 recognizes the value of options granted as compensation cost over the option's vesting period and has not been applied to options granted prior to January 1, 1995. Accordingly, the resulting pro forma compensation cost is not representative of what compensation cost will be in future years.

    Following are the weighted-average assumptions used in connection with the Black-Scholes option-pricing model to estimate the fair value of options granted during 1997, 1996 and 1995:

                                                                                    YEAR ENDED DECEMBER 31,
                                                                               ----------------------------------
                                                                                  1997        1996        1995
                                                                               ----------  ----------  ----------
COMMUNICATIONS GROUP:
  Risk-free interest rate....................................................       6.40%       6.50%       6.00%
  Expected dividend yield....................................................       5.80%       6.70%       6.70%
  Expected life..............................................................   4.0 years   4.5 years   4.5 years
  Expected volatility........................................................       25.0%       19.6%       19.6%
MEDIA GROUP:
  Risk-free interest rate....................................................       6.40%       6.30%       6.00%
  Expected life..............................................................   5.0 years   5.0 years   5.0 years
  Expected volatility........................................................       30.0%       28.5%       28.5%

                                 U S WEST, INC.

NOTE 17: STOCK INCENTIVE PLANS (CONTINUED)
    Data for outstanding options under the Plan is summarized as follows:

                                         COMMUNICATIONS GROUP            MEDIA GROUP              U S WEST, INC.
                                       -------------------------  -------------------------  ------------------------
                                                      WEIGHTED-                  WEIGHTED-                 WEIGHTED-
                                                       AVERAGE                    AVERAGE                   AVERAGE
                                        NUMBER OF     EXERCISE     NUMBER OF     EXERCISE     NUMBER OF    EXERCISE
                                          SHARES        PRICE        SHARES        PRICE       SHARES*       PRICE
                                       ------------  -----------  ------------  -----------  -----------  -----------
Outstanding January 1, 1995..........                                                          7,386,037   $   38.66
                                                                                             -----------  -----------
  Granted(1).........................                                                          4,814,856       41.12
  Exercised..........................                                                           (430,631)      34.03
  Canceled or expired(1).............                                                         (1,927,083)      37.02
                                                                                             -----------  -----------
Outstanding October 31, 1995.........                                                          9,843,179   $   40.39
                                                                                             -----------  -----------
Recapitalization Plan................     9,843,179   $   24.11      9,843,179   $   16.28    (9,843,179)  $  (40.39)
                                       ------------  -----------  ------------  -----------  -----------  -----------
                                                                                             -----------  -----------
  Granted............................       138,309       32.16         71,580       18.51
  Exercised..........................      (543,037)      21.23       (191,243)      14.71
  Canceled or expired................       (15,350)      24.91        (15,350)      16.82
                                       ------------  -----------  ------------  -----------
Outstanding December 31, 1995........     9,423,101   $   24.39      9,708,166   $   16.33
                                       ------------  -----------  ------------  -----------
  Granted............................     3,624,602       30.97      5,523,728       19.36
  Exercised..........................    (1,205,730)      22.37       (507,329)      14.93
  Canceled or expired................      (429,058)      25.01       (610,471)      17.86
                                       ------------  -----------  ------------  -----------
Outstanding December 31, 1996........    11,412,915   $   26.67     14,114,094   $   17.49
                                       ------------  -----------  ------------  -----------
  Granted............................     9,491,642       34.87      8,733,782       20.33
  Exercised..........................    (2,648,569)      25.41     (1,371,529)      16.30
  Canceled or expired................      (637,411)      27.54     (1,027,388)      18.35
                                       ------------  -----------  ------------  -----------
Outstanding December 31, 1997........    17,618,577   $   31.23     20,448,959   $   18.74
                                       ------------  -----------  ------------  -----------
                                       ------------  -----------  ------------  -----------

------------------------------

*   Includes options granted in tandem with stock appreciation rights.

(1) Amounts have been restated to include modified options which, under the provisions of SFAS No. 123, are treated as an exchange of the original award (i.e., canceled) for a new award (i.e., stock grant).

    The number of exercisable options under the Plan and the weighted-average exercise prices follow:

                                                                    COMMUNICATIONS GROUP          MEDIA GROUP
                                                                   -----------------------  -----------------------
                                                                                WEIGHTED-                WEIGHTED-
                                                                                 AVERAGE                  AVERAGE
                                                                   NUMBER OF    EXERCISE    NUMBER OF    EXERCISE
EXERCISABLE OPTIONS AT:                                              SHARES       PRICE       SHARES       PRICE
-----------------------------------------------------------------  ----------  -----------  ----------  -----------
December 31, 1995................................................   2,672,666   $   22.22    3,021,166   $   14.89
December 31, 1996................................................   3,881,100       25.71    4,867,207       16.74
December 31, 1997................................................   5,299,955       25.72    7,235,685       16.54

                                 U S WEST, INC.

NOTE 17: STOCK INCENTIVE PLANS (CONTINUED)
    The following table summarizes the status of outstanding and exercisable options under the Plan at December 31, 1997:

                                                                OUTSTANDING OPTIONS
                                                     ------------------------------------------    EXERCISABLE OPTIONS
                                                                      WEIGHTED-                  -----------------------
                                                                       AVERAGE       WEIGHTED-                WEIGHTED-
                                                                      REMAINING       AVERAGE                  AVERAGE
                                                        NUMBER       CONTRACTUAL     EXERCISE      NUMBER     EXERCISE
RANGE OF EXERCISE PRICES                             OUTSTANDING    LIFE (YEARS)       PRICE     EXERCISABLE    PRICE
---------------------------------------------------  ------------  ---------------  -----------  ----------  -----------
COMMUNICATIONS GROUP
$16.08 - $26.11....................................     4,449,954          6.63      $   23.71    3,518,013   $   23.12
$26.34 - $33.13....................................     4,238,914          7.99          31.03    1,577,356       30.30
  $33.25...........................................     4,637,013          9.31          33.25        6,375       33.25
$33.63 - $46.13....................................     4,292,696          9.19          37.02      198,211       35.36
                                                     ------------           ---     -----------  ----------  -----------
  Total............................................    17,618,577          8.28      $   31.23    5,299,955   $   25.72
                                                     ------------           ---     -----------  ----------  -----------
                                                     ------------           ---     -----------  ----------  -----------
MEDIA GROUP
$10.86 - $16.13....................................     4,632,940          5.88      $   14.92    3,994,271   $   14.73
$16.17 - $18.50....................................     6,009,898          8.46          18.06    1,627,574       17.59
$18.54 - $20.50....................................     4,276,400          8.00          19.56    1,477,907       19.89
$20.56 - $22.13....................................     4,241,765          8.69          21.32      135,933       20.65
$22.31 - $28.88....................................     1,287,956          9.80          24.47       --          --
                                                     ------------           ---     -----------  ----------  -----------
  Total............................................    20,448,959          7.91      $   18.74    7,235,685   $   16.54
                                                     ------------           ---     -----------  ----------  -----------
                                                     ------------           ---     -----------  ----------  -----------

    A total of 9,491,642, 3,624,602 and 4,953,165 Communications Group options and 8,733,782, 5,523,728 and 4,886,436 Media Group options were granted in 1997, 1996 and 1995, respectively. Included in the total grants were 198,027 and 1,751,936 of modified Communications Group options and 249,827 and 1,751,936 of modified Media Group options revalued as new grants during 1996 and 1995, respectively. The modified Communications Group or Media Group options were not significant during 1997. The weighted-average grant date fair value of Communications Group and Media Group options granted during the year, inclusive of modified options, using the Black-Scholes option-pricing model was $3.87 and $7.10, respectively, for 1996, and $3.19 and $6.07, respectively, for 1995. Excluding the modifications, the weighted-average grant date fair value was $5.70 and $7.81, respectively, for 1997, $3.67 and $7.23, respectively, for 1996, and $2.92 and $6.45, respectively, for 1995. The exercise price of Communications Group and Media Group stock options, excluding modified options, equals the market price on the grant date. The exercise prices of modified stock options may be greater or less than the market price on the revaluation date.

    Approximately 3,100,000 and 2,950,000 shares of Communications Stock and 2,700,000 and 2,200,000 of Media Stock were available for grant under the plans in effect at December 31, 1997 and 1996, respectively. Approximately 20,720,000 shares of Communications Stock and 23,150,000 shares of Media Stock were reserved for issuance under the Plan at December 31, 1997.

                                 U S WEST, INC.

NOTE 18: EMPLOYEE BENEFITS

PENSION PLAN

    U S WEST sponsors a defined benefit pension plan covering substantially all management and occupational employees of the Company, except for foreign national employees. Effective January 1, 1997, Continental's defined benefit pension plan was merged into the U S WEST plan. On April 1, 1997, employees of the cable systems in Atlanta, Georgia joined the U S WEST plan. Management benefits are based on a final pay formula while occupational benefits are based on a flat benefit formula. U S WEST uses the projected unit credit method for the determination of pension cost for financial reporting purposes and the aggregate cost method for funding purposes. U S WEST's policy is to fund amounts required under the Employee Retirement Income Security Act of 1974 and no funding was required in 1997, 1996 and 1995.

    The composition of the net pension cost (credit) and the actuarial assumptions of the plan follow:

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                 -------------------------------
                                                                                   1997       1996       1995
                                                                                 ---------  ---------  ---------
Details of pension cost:
  Service cost--benefits earned during the period..............................  $     189  $     203  $     173
  Interest cost on projected benefit obligation................................        612        575        558
  Actual return on plan assets.................................................     (1,996)    (1,509)    (1,918)
  Net amortization and deferral................................................      1,159        726      1,185
                                                                                 ---------  ---------  ---------
Net pension credit                                                               $     (36) $      (5) $      (2)
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------

    The expected long-term rate of return on plan assets used in determining net pension cost was 8.50 percent for 1997, 1996 and 1995.

    The funded status of the U S WEST plan follows:

                                                                                                  DECEMBER 31,
                                                                                              --------------------
                                                                                                1997       1996
                                                                                              ---------  ---------
Accumulated benefit obligation, including vested benefits of $7,404 and $6,544,
  respectively..............................................................................  $   8,278  $   7,446
                                                                                              ---------  ---------
                                                                                              ---------  ---------
Plan assets at fair value, primarily stocks and bonds(1)....................................  $  12,260  $  10,958
Less: Projected benefit obligation..........................................................      9,167      8,310
                                                                                              ---------  ---------
Plan assets in excess of projected benefit obligation.......................................      3,093      2,648
Unrecognized net (gain).....................................................................     (1,966)    (1,502)
Prior service cost not yet recognized in net periodic pension cost..........................          6         31
Balance of unrecognized net asset at January 1, 1987........................................       (546)      (626)
                                                                                              ---------  ---------
Prepaid pension cost........................................................................  $     587  $     551
                                                                                              ---------  ---------
                                                                                              ---------  ---------

------------------------------

(1) Pension plan assets include Communications Stock and Media Stock of $12 and $8, respectively, in 1997, and $8 and $7, respectively, in 1996.

                                 U S WEST, INC.

NOTE 18: EMPLOYEE BENEFITS (CONTINUED)

    The actuarial assumptions used to calculate the projected benefit obligation follow:

                                                                                                     DECEMBER 31,
                                                                                                 --------------------
                                                                                                   1997       1996
                                                                                                 ---------  ---------
Discount rate..................................................................................      7.00%      7.50%
Weighted-average rate of compensation increase.................................................      5.50%      5.50%

    Anticipated future benefit changes have been reflected in the above calculations.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

    U S WEST and most of its subsidiaries provide certain health care and life insurance benefits to retired employees. In conjunction with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," U S WEST immediately recognized the accumulated postretirement benefit obligation for current and future retirees. However, the FCC and certain state jurisdictions permit amortization of the transition obligation over the average remaining service period of active employees for regulatory accounting purposes with most jurisdictions requiring funding as a stipulation for rate recovery.

    U S WEST uses the projected unit credit method for the determination of postretirement medical and life costs for financial reporting purposes. The composition of net medical and life postretirement benefit costs and actuarial assumptions underlying plan benefits follows:

                                                                                                YEAR ENDED DECEMBER 31,
                                                                                            -------------------------------
                                                                                              1997       1996       1995
                                                                                            ---------  ---------  ---------
Service cost--benefits earned during the period...........................................  $      66  $      70  $      65
Interest on accumulated benefit obligation................................................        296        259        267
Actual return on plan assets..............................................................       (394)      (231)      (415)
Net amortization and deferral.............................................................        211         68        286
                                                                                            ---------  ---------  ---------
Net postretirement benefit costs..........................................................  $     179  $     166  $     203
                                                                                            ---------  ---------  ---------
                                                                                            ---------  ---------  ---------

    The expected long-term rate of return on plan assets used in determining postretirement benefit costs was 8.50 percent for 1997, 1996 and 1995.

                                 U S WEST, INC.

NOTE 18: EMPLOYEE BENEFITS (CONTINUED)
    The funded status of the plans follows:

                                                                                                   DECEMBER 31,
                                                                                               --------------------
                                                                                                 1997       1996
                                                                                               ---------  ---------
Accumulated postretirement benefit obligation attributable to:
  Retirees...................................................................................  $   2,403  $   2,255
  Fully eligible plan participants...........................................................        820        347
  Other active plan participants.............................................................      1,183      1,289
                                                                                               ---------  ---------
Total accumulated postretirement benefit obligation..........................................      4,406      3,891
Unrecognized net gain........................................................................        631        534
Unamortized prior service cost...............................................................       (160)        32
Fair value of plan assets, primarily stocks, bonds and life insurance(1).....................     (2,413)    (2,063)
                                                                                               ---------  ---------
Accrued postretirement benefit obligation....................................................  $   2,464  $   2,394
                                                                                               ---------  ---------
                                                                                               ---------  ---------

------------------------------

(1) Medical plan assets include Communications Stock and Media Stock of $155 and $94, respectively, in 1996.

    The actuarial assumptions used to calculate the accumulated postretirement benefit obligation follow:

                                                     DECEMBER 31,
                                                    --------------
                                                     1997    1996
                                                    ------  ------
Discount rate.....................................    7.00%   7.50%
Medical cost trend rate*..........................    8.00%   8.00%

------------------------------

* Medical cost trend rate gradually declines to an ultimate rate of 5.5 percent in 2011.

    A one-percent increase in the assumed health care cost trend rate for each future year would have increased the aggregate of the service and interest cost components of 1997 net postretirement benefit cost by approximately $11 and increased the 1997 accumulated postretirement benefit obligation by approximately $394.

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

                                 U S WEST, INC.

NOTE 19: INCOME TAXES

    The components of the provision for income taxes follow:

                                                       YEAR ENDED
                                                      DECEMBER 31,
                                                    ----------------
                                                    1997  1996  1995
                                                    ----  ----  ----
FEDERAL:
  Current.........................................  $587  $601  $481
  Deferred........................................  (147)    5   225
  Investment tax credits--net.....................   (15)  (28)  (38)
                                                    ----  ----  ----
                                                     425   578   668
                                                    ----  ----  ----
STATE AND LOCAL:
  Current.........................................   100    75    64
  Deferred........................................   (16)   11    54
                                                    ----  ----  ----
                                                      84    86   118
                                                    ----  ----  ----
FOREIGN:
  Current.........................................    (1)    2     6
  Deferred........................................    14    30    33
                                                    ----  ----  ----
                                                      13    32    39
                                                    ----  ----  ----
Provision for income taxes........................  $522  $696  $825
                                                    ----  ----  ----
                                                    ----  ----  ----

    U S WEST paid $636, $693 and $566 for income taxes in 1997, 1996 and 1995, respectively, inclusive of the capital assets segment.

    The effective tax rate differs from the statutory tax rate as follows:

                                                    YEAR ENDED DECEMBER
                                                            31,
                                                    -------------------
                                                    1997   1996   1995
                                                    -----  -----  -----
                                                       (IN PERCENT)
Federal statutory tax rate........................   35.0   35.0   35.0
State income taxes--net of federal effect.........    4.4    3.0    3.5
Foreign taxes--net of federal effect..............    0.7    1.1    1.2
Goodwill amortization.............................    4.6    0.8    0.4
Investment tax credit amortization................   (0.8)  (0.9)  (1.2)
Other.............................................   (1.2)  (1.2)  (0.6)
                                                    -----  -----  -----
Effective tax rate................................   42.7   37.8   38.3
                                                    -----  -----  -----
                                                    -----  -----  -----

                                 U S WEST, INC.

NOTE 19: INCOME TAXES (CONTINUED)
    The components of the net deferred tax liability follow:

                                                     DECEMBER 31,
                                                    --------------
                                                     1997    1996
                                                    ------  ------
Intangible assets.................................  $2,605  $2,414
Property, plant and equipment.....................   1,862   1,891
State deferred taxes--net of federal effect.......     871   1,141
Leases............................................     591     679
Investments.......................................    --       373
Other.............................................     345     126
                                                    ------  ------
  Deferred tax liabilities........................   6,274   6,624
                                                    ------  ------
Postemployment benefits, including pension........     768     698
State deferred taxes--net of federal effect.......     221     223
Restructuring, assets held for sale and other.....     209     301
Investments.......................................     203    --
Net operating loss and tax credit carryforwards...     155     466
Unamortized investment tax credit.................      59      61
Valuation allowance...............................    (320)   (387)
Other.............................................     615     455
                                                    ------  ------
  Deferred tax assets.............................   1,910   1,817
                                                    ------  ------
Net deferred tax liability........................  $4,364  $4,807
                                                    ------  ------
                                                    ------  ------

    In connection with the Continental Acquisition, U S WEST has net operating loss carryforwards of approximately $300 for federal income tax purposes, expiring in various years through 2011. U S WEST also acquired investment tax credit carryforwards of approximately $50, expiring in various years through 2005. A valuation allowance of $320 has been established for the carryforwards and a deferred tax asset associated with an investment due to potential limitations on utilization which may exist for U S WEST. If in future periods the realization of the carryforwards or deferred tax asset becomes more likely than not, any reduction in the valuation allowance will be allocated to reduce goodwill and acquired intangible assets.

    The current portion of the deferred tax asset was $373 and $213 at December 31, 1997 and 1996, respectively, resulting primarily from restructuring charges and compensation-related items. The net deferred tax liability includes $669 and $671 in 1997 and 1996, respectively, related to the capital assets segment. Foreign operations contributed pretax losses of $604, $362, and $35 during 1997, 1996 and 1995, respectively.

NOTE 20: COMMITMENTS AND CONTINGENCIES

COMMUNICATIONS GROUP CONTINGENCIES

    At U S WEST Communications, there are pending regulatory actions in local regulatory jurisdictions that call for price decreases, refunds or both.

                                 U S WEST, INC.

NOTE 20: COMMITMENTS AND CONTINGENCIES (CONTINUED)
    WASHINGTON. In 1996, the WUTC acted on U S WEST Communications' 1995 rate request. U S WEST Communications had sought to increase revenues by raising rates primarily for basic residential services over a four-year period. Instead of granting U S WEST Communications' request, the WUTC ordered $91.5 in annual net revenue reductions, effective May 1, 1996.

    On December 24, 1997, the Washington State Supreme Court upheld the WUTC ruling. The Washington State Supreme Court's ruling resulted in an estimated liability for the revenues that were collected subject to refund from May 1, 1996 through December 31, 1997, including interest, in the amount of $225. The prospective revenue reduction as a result of this ruling approximates $115 annually, which includes the effects of business growth. In a separate action, the WUTC authorized a rate increase of approximately $60 annually that partially mitigates the effect of the Washington State Supreme Court's ruling. Tariffs implementing both orders became effective February 1, 1998.

    OREGON. On May 1, 1996, the OPUC approved a stipulation terminating prematurely U S WEST Communications' AFOR plan, and it then undertook a review of U S WEST Communications' earnings. In May 1997, the OPUC ordered U S WEST Communications to reduce its annual revenues by $97, effective May 1, 1997, and to issue a one-time refund, including interest, of approximately $102 to reflect the revenue reduction for the period May 1, 1996 through April 30, 1997. The one-time refund is for interim rates which became subject to refund when U S WEST Communications' AFOR plan was terminated on May 1, 1996.

    U S WEST Communications filed an appeal of the order and asked for an immediate stay of the refund with the Oregon Circuit Court which granted U S WEST Communications' request for a stay, pending a full review of the OPUC's order. On February 19, 1998, the Oregon Circuit Court entered a judgment in U S WEST Communications' favor on most of the appealed issues. The OPUC has announced its intent to appeal. The potential exposure, including interest, at December 31, 1997, is not expected to exceed $180.

    UTAH. In another proceeding, the Utah Supreme Court has remanded a UPSC order to the UPSC for hearing, thereby establishing two exceptions to the rule against retroactive ratemaking: 1) unforeseen and extraordinary events, and 2) misconduct. The UPSC's initial order denied a refund request from interexchange carriers and other parties related to the Tax Reform Act of 1986. The potential exposure, including interest, at December 31, 1997, is not expected to exceed $160.

    STATE REGULATORY ACCRUALS. U S WEST Communications has accrued $348 at December 31, 1997, which represents its estimated liability for all state regulatory proceedings, predominately the items discussed above. Approximately $225 of the total estimated liability was recognized during fourth-quarter 1997. It is possible that the ultimate liability could exceed the recorded liability by an amount up to approximately $230. U S WEST Communications will continue to monitor and evaluate the risks associated with its local regulatory jurisdictions, and will adjust estimates as new information becomes available.

MEDIA GROUP CONTINGENCIES

    In February 1997, the King County Superior Court in Washington state ruled that a subsidiary of Media Group violated the terms of its partnership agreement with its minority partners in the Seattle cellular partnership by entering into the AirTouch Joint Venture. Similar litigation was filed in other

                                 U S WEST, INC.

NOTE 20: COMMITMENTS AND CONTINGENCIES (CONTINUED) jurisdictions regarding other cellular partnerships by the same minority partner that brought the Seattle litigation. On December 1, 1997, this minority partner announced it was selling its minority interests in the eight cellular properties where it was a partner with a Media Group subsidiary to AirTouch. As a result of the minority partner's actions, litigation in the states of Washington, Arizona, Colorado, Minnesota, Idaho and Delaware has now been stayed or dismissed pending consummation of the transfer of the minority partner's interest to AirTouch. The AirTouch Transaction has been entered into in lieu of the AirTouch Joint Venture.

U S WEST GUARANTEES

    U S WEST commitments and debt guarantees associated with Media Group international and domestic investments totaled approximately $650 and $175 respectively, at December 31, 1997. In addition, a Media Group subsidiary guarantees debt, non-recourse to U S WEST, associated with its international investment in the principal amount of approximately $600.

NOTE 21: SUBSEQUENT EVENT

SALE OF DOMESTIC WIRELESS BUSINESSES

    On January 29, 1998, U S WEST entered into the AirTouch Merger Agreement pursuant to which U S WEST agreed to sell its domestic wireless business to AirTouch in a tax-efficient transaction. The domestic wireless business includes cellular communication services provided to 2.6 million customers in 12 western and midwestern states and a 25 percent interest in PrimeCo. Pursuant to the AirTouch Merger Agreement, AirTouch will acquire these cellular and PCS interests. Consideration under the AirTouch Transaction totals approximately $5.7 billion (subject to certain closing adjustments) and consists of (i) debt reduction of approximately $1.4 billion, (ii) the issuance to U S WEST of $1.6 billion in liquidation preference of dividend bearing AirTouch preferred stock (fair value of approximately $1.45 billion), and (iii) approximately $2.7 billion in value of AirTouch common stock. The number of shares of AirTouch common stock to be received by U S WEST will depend on the volume-weighted average trading price of the AirTouch common stock during a 30-day period ending on the fifth trading day prior to the closing of the transaction (the "AirTouch Determination Price"). If the AirTouch Determination Price is greater than or equal to $45, U S WEST will receive 60.8 million shares of AirTouch common stock. If the AirTouch Determination Price is $40 or lower, U S WEST will receive 67.1 million shares of AirTouch common stock. If the AirTouch Determination Price is between $40 and $45, the number of shares of AirTouch common stock to be received will decrease from 67.1 million to 60.8 million on a proportionate basis.

    U S WEST expects to consummate the AirTouch Transaction in the second quarter of 1998, subject to the receipt of certain regulatory and other third party approvals. The approval of U S WEST's stockholders is not required to consummate the AirTouch transaction. Consummation of the transaction will result in the disposition of Media Group's domestic wireless businesses. If the terms of the AirTouch Determination Price were applied as of February 20, 1998, this transaction would result in a gain of approximately $2.2 billion, net of deferred taxes of $1.6 billion.

    In connection with this transaction, U S WEST and AirTouch will enter into an investment agreement, pursuant to which AirTouch will agree to provide to U S WEST registration rights with respect to the shares of AirTouch preferred stock and AirTouch common stock which U S WEST receives in the AirTouch Transaction.

                                 U S WEST, INC.

NOTE 21: SUBSEQUENT EVENT (CONTINUED)
    U S WEST and AirTouch are currently parties to a multi-phased joint venture pursuant to which they have agreed to combine their domestic cellular businesses. The AirTouch Transaction has been entered into in lieu of such joint venture.

NOTE 22: NET INVESTMENT IN ASSETS HELD FOR SALE

    The Consolidated Financial Statements include the discontinued operations of the capital assets segment. In 1993, the Board approved a plan to dispose of the capital assets segment through the sale of segment assets and businesses. The capital assets segment includes activities related to financial services and financial guarantee insurance operations. Also included in the segment is U S WEST Real Estate, Inc., for which disposition was announced in 1991.

    Effective January 1, 1995, the capital assets segment has been accounted for in accordance with Staff Accounting Bulletin No. 93, issued by the Securities and Exchange Commission, which requires discontinued operations not disposed of within one year of the measurement date to be accounted for prospectively in continuing operations as a "net investment in assets held for sale." The net realizable value of the assets is evaluated on an ongoing basis with adjustments to the existing reserve, if any, charged to continuing operations. No such adjustment was required in 1997, 1996 or 1995.

    In second-quarter 1996, U S WEST received proceeds of $98 from the sale of 3,750,000 shares of FSA common stock. This sale reduced U S WEST's ownership in FSA to approximately 40 percent. Also in second-quarter 1996, U S WEST issued DECS due May 15, 1999. The shares of FSA to be delivered upon maturity of the DECS, combined with the exercise of outstanding options held by Fund American Enterprises Holdings, Inc. to purchase FSA shares would, if consummated, substantially dispose of U S WEST's ownership in FSA. See Note 10--Debt and Note 14--Preferred Stock Subject to Mandatory Redemption--to the Consolidated Financial Statements.

    In fourth-quarter 1995, U S WEST issued DECS to reduce its investment in Enhance by December 1998. During 1997, in order to monetize unrealized gains associated with its investment in Enhance, U S WEST sold options for the purchase of 828,000 residual shares of Enhance common stock at the DECS maturity. At December 31, 1997, an unrecognized loss of $10 (net of income tax benefits of $7) was included in equity related to these contracts. The shares of Enhance to be delivered upon maturity of the DECS combined with the option would, if consummated, result in a complete disposition of U S WEST's ownership in Enhance. See Note 10--Debt--to the Consolidated Financial Statements.

    U S WEST Real Estate, Inc. has sold various assets for proceeds of $88, $156 and $120 in each of the three years ended December 31, 1997, respectively. The sales proceeds were in line with estimates. Proceeds from sales were primarily used to repay related debt. U S WEST expects to substantially complete the liquidation of this portfolio by the end of 1998. The balance of real estate and related assets subject to sale is approximately $213, net of reserves, as of December 31, 1997.

    Building sales and operating revenues of the capital assets segment were $116, $223 and $237 in 1997, 1996 and 1995, respectively. Income or losses from the capital assets segment are being deferred and are included within the reserve for assets held for sale.

    The assets and liabilities of the capital assets segment have been separately classified on the Consolidated Balance Sheets as net investment in assets held for sale.

                                 U S WEST, INC.

NOTE 22: NET INVESTMENT IN ASSETS HELD FOR SALE (CONTINUED)
    The components of net investment in assets held for sale follow:

                                                     DECEMBER 31,
                                                    --------------
                                                     1997    1996
                                                    ------  ------
ASSETS
Cash and cash equivalents.........................  $   54  $   21
Finance receivables--net..........................     777     869
Investment in real estate--net of valuation
  allowance.......................................     156     182
Bonds, at market value............................     119     146
Investment in FSA.................................     365     326
Other assets......................................     197     165
                                                    ------  ------
Total assets......................................  $1,668  $1,709
                                                    ------  ------
                                                    ------  ------

LIABILITIES
Debt..............................................  $  372  $  481
Deferred income taxes.............................     669     671
Accounts payable, accrued liabilities and other...     197     137
Minority interests................................      11      11
                                                    ------  ------
Total liabilities.................................   1,249   1,300
                                                    ------  ------
Net investment in assets held for sale............  $  419  $  409
                                                    ------  ------
                                                    ------  ------

    Finance receivables primarily consist of contractual obligations under long-term leases that U S WEST intends to run off. These long-term leases consist mostly of leveraged leases related to aircraft and power plants. For leveraged leases, the cost of the assets leased is financed primarily through nonrecourse debt which is netted against the related lease receivable.

    The components of finance receivables follow:

                                                     DECEMBER 31,
                                                    --------------
                                                     1997    1996
                                                    ------  ------
Receivables.......................................  $  719  $  821
Unguaranteed estimated residual values............     431     444
                                                    ------  ------
                                                     1,150   1,265
Less: Unearned income.............................     355     380
Credit loss and other allowances..................      18      16
                                                    ------  ------
Finance receivables--net..........................  $  777  $  869
                                                    ------  ------
                                                    ------  ------

    Investments in debt securities are classified as available for sale and are carried at market value. Any resulting unrealized holding gains or losses, net of applicable deferred income taxes, are reflected as a component of equity.

    The amortized cost of $117 and $147 at December 31, 1997 and 1996, respectively, of investments in debt securities approximates market value. Total net unrealized gains in 1997 of $22 (net of deferred taxes of $16) and 1996 net unrealized losses of $7 (net of deferred taxes of $5) are included in equity.

                                 U S WEST, INC.

NOTE 22: NET INVESTMENT IN ASSETS HELD FOR SALE (CONTINUED)
DEBT

    Interest rates and maturities of debt associated with the capital assets segment at December 31 follow:

                                                                    MATURITIES
                                    --------------------------------------------------------------------------    TOTAL      TOTAL
INTEREST RATES                         1998        1999        2000         2001         2002      THERE- AFTER   1997       1996
----------------------------------     -----     ---------     -----        -----        -----     -----------  ---------  ---------
Above 6% to 7%....................   $      --   $      --   $      --    $      --    $      --    $      --   $      --  $      15
Above 7% to 8%....................          12          12          --           --            1          148         173         --
Above 8% to 9%....................          --          95           4           --           --           --          99        154
Above 9% to 10%...................          --          --          --           --           --           --          --          5
                                           ---   ---------         ---          ---          ---        -----   ---------  ---------
                                     $      12   $     107   $       4    $      --    $       1    $     148         272        174
                                           ---   ---------         ---          ---          ---        -----
                                           ---   ---------         ---          ---          ---        -----
Allocated to the capital assets
  segment--net....................                                                                                    100        307
                                                                                                                ---------  ---------
Total.............................                                                                              $     372  $     481
                                                                                                                ---------  ---------
                                                                                                                ---------  ---------

FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET CREDIT RISK--FINANCIAL GUARANTEES

    U S WEST retained certain risks in asset-backed obligations related to the commercial real estate portfolio. The principal amounts insured on the asset-backed obligations follow:

                                                                                    DECEMBER 31,
                                                                                --------------------
TERMS OF MATURITY                                                                 1997       1996
------------------------------------------------------------------------------  ---------  ---------
0 to 5 Years..................................................................  $     449  $     416
5 to 10 Years.................................................................        266        436
10 to 15 Years................................................................     --              8
                                                                                ---------  ---------
Total.........................................................................  $     715  $     860
                                                                                ---------  ---------
                                                                                ---------  ---------

    Concentrations of collateral associated with insured asset-backed obligations follow:

                                                                                    DECEMBER 31,
                                                                                --------------------
TYPE OF COLLATERAL                                                                1997       1996
------------------------------------------------------------------------------  ---------  ---------
Commercial mortgages:
  Commercial real estate......................................................  $     319  $     341
  Corporate secured...........................................................        396        519
                                                                                ---------  ---------
Total.........................................................................  $     715  $     860
                                                                                ---------  ---------
                                                                                ---------  ---------

                                 U S WEST, INC.

NOTE 22: NET INVESTMENT IN ASSETS HELD FOR SALE (CONTINUED)

ADDITIONAL FINANCIAL INFORMATION

    Information for U S WEST Financial Services, Inc. ("USWFS"), a member of the capital assets segment, follows:

                                                                    YEAR ENDED OR AS OF DECEMBER
                                                                                 31,
                                                                   -------------------------------
SUMMARIZED FINANCIAL INFORMATION                                     1997       1996       1995
-----------------------------------------------------------------  ---------  ---------  ---------
Revenue..........................................................  $      23  $      26  $      44
Net finance receivables..........................................        824        859        931
Total assets.....................................................      1,208      1,058      1,085
Total debt.......................................................        363        236        274
Total liabilities................................................      1,121        998      1,024
Equity...........................................................         87         60         61

    In September 1997, USWFS pledged certain finance receivables as collateral for a nonrecourse loan totaling $173. The loan bears interest at an annual rate of 7.2 percent and matures in the year 2009.

NOTE 23: SUPPLEMENTAL COMMUNICATIONS GROUP AND MEDIA GROUP COMBINED STATEMENTS

    The Supplemental Combined Statements of the Communications Group and the Media Group (collectively the "Groups") comprise all of the accounts included in the corresponding Consolidated Financial Statements of U S WEST. Investments in less than majority-owned ventures are generally accounted for using the equity method. The separate Supplemental Group Combined Statements have been prepared on a basis that management believes to be reasonable and appropriate and include: (i) the combined historical balance sheets, results of operations and cash flows of the businesses that comprise each of the Groups, with all significant intra-group amounts and transactions eliminated; (ii) in the case of the Communications Group Supplemental Combined Statements, certain corporate assets and liabilities of U S WEST and related transactions identified with the Communications Group; (iii) in the case of the Media Group Supplemental Combined Statements, all other corporate assets and liabilities and related transactions of U S WEST; and (iv) an allocated portion of the corporate expense of U S WEST. Transactions between the Communications Group and the Media Group have not been eliminated. Certain reclassifications within the Supplemental Group Combined Statements have been made to conform to the current year presentation.

    Notwithstanding the allocation of assets and liabilities (including contingent liabilities) and shareowners' equity between the Communications Group and the Media Group for the purpose of preparing the respective supplemental statements of such Group, owners of Communications Stock and Media Stock are subject to risks associated with an investment in a single company and all of U S WEST's businesses, assets and liabilities. Financial effects arising from either Group that affect U S WEST's results of operations or financial condition could, if significant, affect the results of operations or financial position of the other Group or the market price of the class of common stock relating to the other Group. Any net losses of the Communications Group or the Media Group, and dividends or distributions on, or repurchases of Communications Stock, Media Stock or preferred stock, will reduce the funds of U S WEST legally available for payment of dividends on both the Communications Stock and Media Stock. Accordingly, each of the Group's Supplemental Combined Statements should be read in conjunction with U S WEST's Consolidated Financial Statements and the other Group's Supplemental Combined Statements.

                                 U S WEST, INC.

NOTE 23: SUPPLEMENTAL COMMUNICATIONS GROUP AND MEDIA GROUP COMBINED STATEMENTS (CONTINUED)

                                                                                        YEAR ENDED DECEMBER 31,
                                                                                    -------------------------------
U S WEST COMMUNICATIONS GROUP COMBINED STATEMENTS OF INCOME                           1997       1996       1995
                                                                                    ---------  ---------  ---------
                                                                                          DOLLARS IN MILLIONS
Operating revenues:
  Local service...................................................................  $   5,016  $   4,770  $   4,344
  Interstate access service.......................................................      2,666      2,507      2,378
  Intrastate access service.......................................................        761        770        747
  Long-distance network services..................................................        885      1,100      1,189
  Other services..................................................................        991        932        826
                                                                                    ---------  ---------  ---------
    Total operating revenues......................................................     10,319     10,079      9,484

Operating expenses:
  Employee-related expenses.......................................................      3,697      3,594      3,341
  Other operating expenses........................................................      1,870      1,634      1,543
  Taxes other than income taxes...................................................        416        389        380
  Depreciation and amortization...................................................      2,126      2,122      2,042
                                                                                    ---------  ---------  ---------
    Total operating expenses......................................................      8,109      7,739      7,306
                                                                                    ---------  ---------  ---------

Operating income..................................................................      2,210      2,340      2,178

Interest expense..................................................................       (403)      (445)      (427)
Gains on sales of rural telephone exchanges.......................................         77         59        136
Gain on sale of investment in Bellcore............................................         53     --         --
Other expense--net................................................................        (73)       (41)       (41)
                                                                                    ---------  ---------  ---------
Income before income taxes, extraordinary items and cumulative effect of change in
  accounting principle............................................................      1,864      1,913      1,846
Provision for income taxes........................................................       (684)      (698)      (662)
                                                                                    ---------  ---------  ---------
Income before extraordinary items and cumulative effect of change in accounting
  principle.......................................................................      1,180      1,215      1,184
Extraordinary items--early extinguishment of debt--net of tax.....................         (3)    --             (8)
                                                                                    ---------  ---------  ---------
Income before cumulative effect of change in accounting principle.................      1,177      1,215      1,176
Cumulative effect of change in accounting principle--net of tax...................     --             34     --
                                                                                    ---------  ---------  ---------
NET INCOME........................................................................  $   1,177  $   1,249  $   1,176
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------

                                 U S WEST, INC.

NOTE 23: SUPPLEMENTAL COMMUNICATIONS GROUP AND MEDIA GROUP COMBINED STATEMENTS (CONTINUED)

                                                                                                  DECEMBER 31,
                                                                                              --------------------
U S WEST COMMUNICATIONS GROUP COMBINED BALANCE SHEETS                                           1997       1996
                                                                                              ---------  ---------
                                                                                              DOLLARS IN MILLIONS
ASSETS

Current assets:
  Cash and cash equivalents.................................................................  $      27  $      80
  Accounts and notes receivable, less allowance for credit
    losses of $54 and $40, respectively.....................................................      1,681      1,622
  Inventories and supplies..................................................................        150        144
  Deferred tax asset........................................................................        247        171
  Prepaid and other.........................................................................         77         65
                                                                                              ---------  ---------
Total current assets........................................................................      2,182      2,082

Gross property, plant and equipment.........................................................     33,408     32,645
Less accumulated depreciation...............................................................     19,176     18,639
                                                                                              ---------  ---------
Property, plant and equipment--net..........................................................     14,232     14,006

Other assets................................................................................        832        827
                                                                                              ---------  ---------
Total assets................................................................................  $  17,246  $  16,915
                                                                                              ---------  ---------
                                                                                              ---------  ---------

LIABILITIES AND EQUITY

Current liabilities:
  Short-term debt...........................................................................  $     626  $     834
  Accounts payable..........................................................................      1,325        897
  Employee compensation.....................................................................        375        342
  Dividends payable.........................................................................        259        257
  Advanced billings and customer deposits...................................................        292        250
  Current portion state regulatory liability................................................        225     --
  Accrued property taxes....................................................................        205        193
  Payable to Media Group....................................................................         90         92
  Other.....................................................................................        603        602
                                                                                              ---------  ---------
Total current liabilities...................................................................      4,000      3,467

Long-term debt..............................................................................      5,020      5,664
Postretirement and other postemployment benefit obligations.................................      2,468      2,387
Deferred income taxes.......................................................................        805        749
Unamortized investment tax credits..........................................................        168        173
Deferred credits and other..................................................................        586        558

Contingencies

Communications Group equity.................................................................      4,199      3,917
                                                                                              ---------  ---------
Total liabilities and equity................................................................  $  17,246  $  16,915
                                                                                              ---------  ---------
                                                                                              ---------  ---------

                                 U S WEST, INC.

NOTE 23: SUPPLEMENTAL COMMUNICATIONS GROUP AND MEDIA GROUP COMBINED STATEMENTS (CONTINUED)

                                                                                        YEAR ENDED DECEMBER 31,
                                                                                    -------------------------------
U S WEST COMMUNICATIONS GROUP COMBINED STATEMENTS OF CASH FLOWS                       1997       1996       1995
                                                                                    ---------  ---------  ---------
                                                                                          DOLLARS IN MILLIONS
OPERATING ACTIVITIES
  Net income......................................................................  $   1,177  $   1,249  $   1,176
  Adjustments to net income:
    Depreciation and amortization.................................................      2,126      2,122      2,042
    Gains on sales of rural telephone exchanges...................................        (77)       (59)      (136)
    Gain on sale of investment in Bellcore........................................        (53)    --         --
    Cumulative effect of change in accounting principle...........................     --            (34)    --
    Deferred income taxes and amortization of investment tax
      credits.....................................................................        (18)        91        172
  Changes in operating assets and liabilities:
    Restructuring payments........................................................        (67)      (226)      (315)
    Postretirement medical and life costs, net of cash fundings...................         80         28        (90)
    Accounts receivable...........................................................        (46)        (5)      (117)
    Inventories, supplies and other current assets................................        (45)        27        (51)
    Accounts payable and accrued liabilities......................................        564         98          7
  Other--net......................................................................        207         15         31
                                                                                    ---------  ---------  ---------
  Cash provided by operating activities...........................................      3,848      3,306      2,719
                                                                                    ---------  ---------  ---------
INVESTING ACTIVITIES
  Expenditures for property, plant and equipment..................................     (2,139)    (2,419)    (2,462)
  Purchase of PCS licenses........................................................        (73)    --         --
  Proceeds from sales of rural telephone exchanges................................         67        174        214
  Proceeds from sale of investment in Bellcore....................................         65     --         --
  Proceeds from (payments on) disposals of property, plant and equipment..........         22         15        (18)
  Other--net......................................................................     --         --             (2)
                                                                                    ---------  ---------  ---------
  Cash (used for) investing activities............................................     (2,058)    (2,230)    (2,268)
                                                                                    ---------  ---------  ---------
FINANCING ACTIVITIES
  Net proceeds from (repayments of) short-term debt...............................       (510)        96       (832)
  Proceeds from issuance of long-term debt........................................         29         23      1,647
  Repayments of long-term debt....................................................       (445)      (482)      (334)
  Dividends paid on common stock..................................................       (992)      (939)      (926)
  Proceeds from issuance of common stock..........................................         75        134         50
                                                                                    ---------  ---------  ---------
  Cash (used for) financing activities............................................     (1,843)    (1,168)      (395)
                                                                                    ---------  ---------  ---------
CASH AND CASH EQUIVALENTS
  Increase (decrease).............................................................        (53)       (92)        56
  Beginning balance...............................................................         80        172        116
                                                                                    ---------  ---------  ---------
  Ending balance..................................................................  $      27  $      80  $     172
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------

                                 U S WEST, INC.

NOTE 23: SUPPLEMENTAL COMMUNICATIONS GROUP AND MEDIA GROUP COMBINED STATEMENTS (CONTINUED)

                                                                                           YEAR ENDED DECEMBER 31,
                                                                                       -------------------------------
U S WEST MEDIA GROUP COMBINED STATEMENTS OF OPERATIONS                                   1997       1996       1995
                                                                                       ---------  ---------  ---------
                                                                                             DOLLARS IN MILLIONS
Sales and other revenues:
  Cable and broadband................................................................  $   2,341  $     494  $     215
  Wireless communications............................................................      1,428      1,183        941
  Directory and information services.................................................      1,245      1,259      1,180
  Other..............................................................................         29         19         38
                                                                                       ---------  ---------  ---------
    Total sales and other revenues...................................................      5,043      2,955      2,374

Operating expenses:
  Cost of sales and other revenues...................................................      1,666        966        772
  Selling, general and administrative expenses.......................................      1,487      1,052        886
  Depreciation and amortization......................................................      1,294        422        249
                                                                                       ---------  ---------  ---------
    Total operating expenses.........................................................      4,447      2,440      1,907
                                                                                       ---------  ---------  ---------

Operating income.....................................................................        596        515        467

Interest expense.....................................................................       (680)      (168)      (100)
Equity losses in unconsolidated ventures.............................................       (909)      (346)      (207)
Gains on sales of investments........................................................        421     --         --
Gain on merger of joint venture interest.............................................     --         --            157
Guaranteed minority interest expense.................................................        (87)       (55)       (14)
Other income (expense)--net..........................................................         17        (19)         5
                                                                                       ---------  ---------  ---------
Income (loss) before income taxes and extraordinary item.............................       (642)       (73)       308
(Provision) benefit for income taxes.................................................        162          2       (163)
                                                                                       ---------  ---------  ---------
Income (loss) before extraordinary item..............................................       (480)       (71)       145
Extraordinary item--early extinguishment of debt--net of tax.........................     --         --             (4)
                                                                                       ---------  ---------  ---------
NET INCOME (LOSS)....................................................................  $    (480) $     (71) $     141
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------
Dividends on preferred stock.........................................................        (52)        (9)        (3)
                                                                                       ---------  ---------  ---------
EARNINGS (LOSS) AVAILABLE FOR COMMON STOCK...........................................  $    (532) $     (80) $     138
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------

                                 U S WEST, INC.

NOTE 23: SUPPLEMENTAL COMMUNICATIONS GROUP AND MEDIA GROUP COMBINED STATEMENTS (CONTINUED)

                                                                                                  DECEMBER 31,
                                                                                              --------------------
U S WEST MEDIA GROUP COMBINED BALANCE SHEETS                                                    1997       1996
                                                                                              ---------  ---------
                                                                                              DOLLARS IN MILLIONS
ASSETS
Current assets:
  Cash and cash equivalents.................................................................  $     184  $     121
  Accounts and notes receivable, less allowance for credit
    losses of $82 and $85, respectively.....................................................        589        508
  Deferred directory costs..................................................................        257        259
  Receivable from Communications Group......................................................         90         92
  Marketable securities.....................................................................     --             58
  Deferred tax asset........................................................................        126         43
  Other.....................................................................................         82         58
                                                                                              ---------  ---------
Total current assets........................................................................      1,328      1,139

Property, plant and equipment--net..........................................................      4,348      4,275
Investment in Time Warner Entertainment.....................................................      2,486      2,477
Net investment in international ventures....................................................        475      1,548
Net investment in assets held for sale......................................................        419        409
Intangible assets--net......................................................................     12,597     12,595
Other assets................................................................................        961      1,618
                                                                                              ---------  ---------
Total assets................................................................................  $  22,614  $  24,061
                                                                                              ---------  ---------
                                                                                              ---------  ---------

LIABILITIES AND EQUITY
Current liabilities:
  Short-term debt...........................................................................  $     804  $     217
  Due to Continental Cablevision shareholders...............................................     --          1,150
  Accounts payable..........................................................................        432        425
  Accrued interest payable..................................................................        212         84
  Deferred revenue and customer deposits....................................................        152        129
  Employee compensation.....................................................................        146        128
  Other.....................................................................................        680        583
                                                                                              ---------  ---------
Total current liabilities...................................................................      2,426      2,716

Long-term debt..............................................................................      8,228      8,636
Deferred income taxes.......................................................................      3,262      3,600
Deferred credits and other..................................................................        393        346

Commitments and contingencies

Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding
  solely Company-guaranteed debentures......................................................      1,080      1,080
Preferred stock subject to mandatory redemption.............................................        100         51

Media Group equity..........................................................................      7,171      7,723
Company LESOP guarantee.....................................................................        (46)       (91)
                                                                                              ---------  ---------
Total equity................................................................................      7,125      7,632
                                                                                              ---------  ---------
Total liabilities and equity................................................................  $  22,614  $  24,061
                                                                                              ---------  ---------
                                                                                              ---------  ---------

                                 U S WEST, INC.

NOTE 23: SUPPLEMENTAL COMMUNICATIONS GROUP AND MEDIA GROUP COMBINED STATEMENTS (CONTINUED)

                                                                                        YEAR ENDED DECEMBER 31,
                                                                                    -------------------------------
U S WEST MEDIA GROUP COMBINED STATEMENTS OF CASH FLOWS                                1997       1996       1995
                                                                                    ---------  ---------  ---------
                                                                                          DOLLARS IN MILLIONS

OPERATING ACTIVITIES
  Net income (loss)...............................................................  $    (480) $     (71) $     141
  Adjustments to net income (loss):
    Depreciation and amortization.................................................      1,294        422        249
    Equity losses in unconsolidated ventures......................................        909        346        207
    Gains on sales of investments.................................................       (421)    --         --
    Gain on merger of joint venture interest......................................     --         --           (157)
    Deferred income taxes.........................................................       (146)       (73)       102
    Provision for uncollectibles..................................................         95         65         55
  Changes in operating assets and liabilities:
    Restructuring payments........................................................         (3)       (16)       (19)
    Accounts and notes receivable.................................................       (189)      (101)      (103)
    Deferred directory costs, prepaid and other...................................        (60)         4        (28)
    Accounts payable and accrued liabilities......................................        218        112         36
  Other adjustments--net..........................................................        101         36        157
                                                                                    ---------  ---------  ---------
  Cash provided by operating activities...........................................      1,318        724        640
                                                                                    ---------  ---------  ---------
INVESTING ACTIVITIES
  Expenditures for property, plant and equipment..................................     (1,551)      (652)      (363)
  Payment to Continental Cablevision shareowners..................................     (1,150)    --         --
  Investments in international ventures...........................................       (325)      (243)      (681)
  Investment in PCS...............................................................       (213)      (132)      (286)
  Proceeds from sales of investments..............................................      1,827         28        127
  Cash from net investment in assets held for sale................................        231        213     --
  Other--net......................................................................        (61)       (32)       (35)
                                                                                    ---------  ---------  ---------
  Cash (used for) investing activities............................................     (1,242)      (818)    (1,238)
                                                                                    ---------  ---------  ---------
FINANCING ACTIVITIES
  Net proceeds from (repayments of) short-term debt...............................     (3,685)     3,891       (449)
  Proceeds from issuance of long-term debt........................................      4,123        360      1,085
  Repayments of long-term debt....................................................       (379)    (4,217)      (724)
  Proceeds from issuance of Preferred Securities--net.............................     --            465        581
  Proceeds from issuance of common stock..........................................         31          2         57
  Purchase of treasury stock......................................................        (53)      (297)    --
  Dividends paid on preferred stock...............................................        (50)        (9)        (3)
  Other--net......................................................................     --         --            (22)
                                                                                    ---------  ---------  ---------
  Cash (used for) provided by financing activities................................        (13)       195        525
                                                                                    ---------  ---------  ---------
CASH AND CASH EQUIVALENTS
  Increase (decrease).............................................................         63        101        (73)
  Beginning balance...............................................................        121         20         93
                                                                                    ---------  ---------  ---------
  Ending balance..................................................................  $     184  $     121  $      20
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------

                                 U S WEST, INC.

NOTE 24: QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                          QUARTERLY FINANCIAL DATA
                                                                             --------------------------------------------------
                                                                                FIRST       SECOND        THIRD       FOURTH
                                                                               QUARTER      QUARTER      QUARTER      QUARTER
                                                                             -----------  -----------  -----------  -----------
1997
Sales and other revenues...................................................   $   3,766    $   3,787    $   3,918    $   3,764
Income before income taxes and extraordinary item..........................         400          415          333           74
Income before extraordinary item...........................................         230          235          198           37
Net income.................................................................         230          238          192           37
COMMUNICATIONS GROUP:
  Basic earnings per common share before extraordinary item................        0.70         0.69         0.70         0.35
  Basic earnings per common share..........................................        0.70         0.69         0.69         0.35
  Diluted earnings per common share before extraordinary item..............        0.70         0.68         0.69         0.35
  Diluted earnings per common share........................................        0.70         0.68         0.69         0.35
MEDIA GROUP:
  Basic and diluted loss per common share before extraordinary item........       (0.20)       (0.17)       (0.26)       (0.24)
  Basic and diluted loss per common share..................................       (0.20)       (0.17)       (0.26)       (0.24)

1996
Sales and other revenues...................................................   $   3,050    $   3,124    $   3,179    $   3,558
Income before income taxes and cumulative effect of change in accounting
  principle................................................................         489          519          494          338
Income before cumulative effect of change in accounting principle..........         297          313          304          230
Net income.................................................................         331          313          304          230
COMMUNICATIONS GROUP:
  Basic earnings per common share before cumulative effect of change in
    accounting principle...................................................        0.62         0.68         0.60         0.65
  Basic earnings per common share..........................................        0.69         0.68         0.60         0.65
  Diluted earnings per common share before cumulative effect of change in
    accounting principle...................................................        0.61         0.67         0.59         0.64
  Diluted earnings per common share........................................        0.68         0.67         0.59         0.64
MEDIA GROUP:
  Basic and diluted earnings (loss) per common share.......................      --            (0.03)        0.04        (0.16)

    1997 first-quarter net income includes a gain of $31 ($0.05 per share of Media Stock) related to the sale of the Company's wireless interest in France and $11 ($0.02 per share of Communications Stock) from gains on the sales of certain rural telephone exchanges. 1997 second-quarter net income includes a gain of $25 ($0.04 per share of Media Stock) related to the sales of TCG and Time Warner shares, $18 ($0.04 per share of Communications Stock) from gains on the sales of certain rural telephone exchanges, and a gain of $3 (no per share Media Stock impact) on the early extinguishment of debt. 1997 third-quarter net income includes $19 ($0.04 per share of Communications Stock) from gains on the sales of certain rural telephone exchanges, a $6 charge ($0.01 per share of Communications Stock and no per share Media Stock impact) for the early extinguishment of debt, and a gain of $7 ($0.01 per share of Media Stock) related to sales of TCG shares. 1997 fourth-quarter net income includes a $120 charge ($0.20 per share of Media Stock) related to Asian investments, and a $152 regulatory charge ($0.31 per share of Communications Stock) related primarily to the 1997 Washington State Supreme Court ruling that upheld a WUTC 1996 rate order. Also included is a gain of $89 ($0.15 per share of Media Stock) related to the sale of TCG shares, a gain of $80 ($0.13 per share of Media Stock) on the sale of Fintelco, a gain of $32 ($0.07 per share of Communications Stock) from the sale of U S WEST Communications' investment in Bellcore, and a gain of $17 ($0.03 per share of Media Stock) from the sale of U S WEST Polska.

                                 U S WEST, INC.

NOTE 24: QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED)
    1996 first-quarter net income includes the cumulative and current effects of $34 ($0.07 per share of Communications Stock) and $5 ($0.01 per share of Communications Stock), respectively, from adopting SFAS No. 121. 1996 second-quarter net income includes $30 ($0.06 per share of Communications Stock) from gains on the sales of certain rural telephone exchanges, a charge of $19 ($0.04 per share of Media Stock) related to the sale of the Company's cable television interests in Norway, Sweden and Hungary and the current effects of $5 ($0.01 per share of Communications Stock) from adopting SFAS No. 121. 1996 third-quarter net income includes $1 (no per share impact) from gains on the sales of certain rural telephone exchanges and the current effects of $3 ($0.01 per share of Communications Stock) from adopting SFAS No. 121. 1996 fourth-quarter net income includes $5 ($0.01 per share of Communications Stock) from gains on the sales of certain rural telephone exchanges, losses of $71 and losses available for common stock of $77 ($0.15 per share of Media Stock) related to the Continental Acquisition and the current effects of $2 ($0.01 per share of Communications Stock) from adopting SFAS No. 121.

                                                                               MARKET PRICE
                                                                    ----------------------------------
PER SHARE MARKET AND DIVIDEND DATA                                     HIGH        LOW        CLOSE      DIVIDENDS
------------------------------------------------------------------  ----------  ----------  ----------  -----------
                                                                             (WHOLE DOLLARS)
1997
COMMUNICATIONS STOCK
  First quarter...................................................  $  37.2500  $  31.7500  $  33.8750   $  0.5350
  Second quarter..................................................     38.5000     31.1250     37.6875      0.5350
  Third quarter...................................................     39.4375     35.6250     38.5000      0.5350
  Fourth quarter..................................................     46.9375     36.8750     45.1250      0.5350
MEDIA STOCK
  First quarter...................................................  $  20.6250  $  17.6250  $  18.5000   $  --
  Second quarter..................................................     22.3750     16.0000     20.2500      --
  Third quarter...................................................     24.2500     19.8125     22.3125      --
  Fourth quarter..................................................     29.1250     22.3125     28.8750      --

1996
COMMUNICATIONS STOCK
  First quarter...................................................  $  37.5000  $  30.2500  $  32.3750   $  0.5350
  Second quarter..................................................     34.6250     31.1250     32.0000      0.5350
  Third quarter...................................................     32.2500     27.2500     29.8750      0.5350
  Fourth quarter..................................................     33.6250     29.2500     32.2500      0.5350
MEDIA STOCK
  First quarter...................................................  $  23.0000  $  18.8750  $  20.6250   $  --
  Second quarter..................................................     21.0000     16.8750     18.2500      --
  Third quarter...................................................     18.8750     14.3750     16.8750      --
  Fourth quarter..................................................     19.8750     15.3750     18.3750      --

                                 U S WEST, INC.

           SUPPLEMENTARY SELECTED PROPORTIONATE RESULTS OF OPERATIONS
                             (DOLLARS IN MILLIONS)

U S WEST believes that proportionate financial data facilitates the understanding and assessment of its Consolidated Financial Statements. The following proportionate accounting table reflects the relative weight of U S WEST's ownership interest in its domestic and international investments in cable and broadband, wireless communications and directory and information services operations. The financial information included below departs materially from GAAP because it aggregates the revenues and operating income of entities not controlled by U S WEST with those of the consolidated operations of U S WEST. This table is not intended to replace the Consolidated Financial Statements prepared in accordance with GAAP. U S WEST considers earnings before interest, taxes, depreciation, amortization and other ("EBITDA") an important indicator of the operating performance of its businesses. This calculation of EBITDA may not be comparable to other similarly titled measures of other companies. EBITDA, however, should not be considered as an alternative to operating or net income as an indicator of performance, or as an alternative to cash flows from operating activities as a measure of liquidity, in each case determined in accordance with GAAP.

                                                                COMMUNICATIONS     MEDIA
                                                                     GROUP         GROUP    ELIMINATIONS     TOTAL
                                                                ---------------  ---------  -------------  ---------
1997
  Sales and other revenues....................................     $  10,319     $   9,107    $    (127)   $  19,299
  Operating expenses..........................................         5,983         6,486         (127)      12,342
                                                                     -------     ---------        -----    ---------
  EBITDA......................................................         4,336         2,621       --            6,957
  Depreciation and amortization...............................         2,126         2,136       --            4,262
                                                                     -------     ---------        -----    ---------
  Operating income............................................         2,210           485       --            2,695
  Income (loss) before extraordinary items....................         1,180          (480)      --              700
  Net income (loss)...........................................         1,177          (480)      --              697
--------------------------------------------------------------------------------------------------------------------
1996
  Sales and other revenues....................................     $  10,079     $   6,367    $    (123)   $  16,323
  Operating expenses..........................................         5,617         4,894         (123)      10,388
                                                                     -------     ---------        -----    ---------
  EBITDA......................................................         4,462         1,473       --            5,935
  Depreciation and amortization...............................         2,122         1,014       --            3,136
                                                                     -------     ---------        -----    ---------
  Operating income............................................         2,340           459       --            2,799
  Income (loss) before cumulative effect of change in
    accounting principle......................................         1,215           (71)      --            1,144
  Net income (loss)...........................................         1,249           (71)      --            1,178
--------------------------------------------------------------------------------------------------------------------
1995 (UNAUDITED)
  Sales and other revenues....................................     $   9,484     $   5,115    $    (112)   $  14,487
  Operating expenses..........................................         5,264         3,966         (112)       9,118
                                                                     -------     ---------        -----    ---------
  EBITDA......................................................         4,220         1,149       --            5,369
  Depreciation and amortization...............................         2,042           673       --            2,715
                                                                     -------     ---------        -----    ---------
  Operating income............................................         2,178           476       --            2,654
  Income before extraordinary item............................         1,184           145       --            1,329
  Net income..................................................         1,176           141       --            1,317
--------------------------------------------------------------------------------------------------------------------