Form 10-K405/A
period 1997-12-31
US WEST INC
filed 1998-04-13
CIK 732718

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------


                                  FORM 10-K/A



                               (AMENDMENT NO. 1)


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

                                     PART I

ITEM 1. BUSINESS
  GENERAL


    U S WEST, Inc. ("U S WEST" or the "Company") is incorporated under the laws of the State of Delaware and has its principal executive offices at 7800 East Orchard Road, Englewood, Colorado 80111, telephone number (303) 793-6500. U S WEST is a diversified global communications company, and conducts its operations through U S WEST Communications Group ("Communications Group") and U S WEST Media Group ("Media Group"). (Financial information concerning U S WEST's operations is set forth in the Consolidated Financial Statements and Notes thereto, which begin on page 61.) U S WEST and its subsidiaries had 67,461 employees at December 31, 1997.


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


    AIRTOUCH TRANSACTION. On April 6, 1998, the Media Group sold its domestic wireless businesses to AirTouch Communications, Inc. ("AirTouch") in a tax-efficient transaction (the "AirTouch Transaction"). The AirTouch Transaction was consummated in accordance with the terms of an Agreement and Plan of Merger, dated as of January 29, 1998 (the "AirTouch Merger Agreement"), among U S WEST, U S WEST Media Group, Inc., U S WEST NewVector Group, Inc. ("NewVector"), U S WEST PCS Holdings, Inc. ("PCS Holdings") and AirTouch. The Media Group's domestic wireless business was conducted by NewVector, which conducted the Media Group's domestic cellular business, and by PCS Holdings, which held the Media Group's interest in PrimeCo Personal Communications, L.P., a provider personal communications services. Pursuant to the AirTouch Merger Agreement, NewVector and PCS Holdings merged with and into AirTouch and, as a result, AirTouch acquired the businesses of NewVector and PCS Holdings.


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


    State and local regulatory authorities may also regulate certain terms and conditions of the offering of wireless services, such as the siting and construction of transmitter towers, antennas and equipment shelters and zoning and building permit approvals. See "Communications Group--Regulatory Environment" under Management's Discussion and Analysis of Financial Condition and Results of Operations on p. 51.

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

MEDIA GROUP

    OPERATIONS


    The Media Group is the third largest cable television system operator in the United States. The Media Group has operations and investments in three principal areas: (i) domestic and international cable and broadband communications, (ii) domestic and international wireless communications, and (iii) domestic and international directory and information services. Among its investments, the Media Group holds a 25.51% interest in Time Warner Entertainment Company, L.P. ("TWE"), a provider of cable programming, filmed entertainment and broadband communications services that is the second largest cable television system operator in the United States. Primarily through Dex, the Media Group is engaged in the directory and information services business. Dex is to be transferred to the Communications Group in connection with the Separation.

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


    The Media Group is upgrading its cable systems to create broadband hybrid fiber-coax ("HFC") networks. These HFC networks will provide increased channel capacity for the delivery of additional cable programming and facilitate the delivery of additional services, such as telephony services, enhanced video services, Internet access services and high-speed data services. The Media Group is selectively upgrading its systems and expects that it will have 60% to 70% of its systems upgraded by the end of 1998. The Media Group has already begun to offer additional services over upgraded HFC networks in certain markets. For example, the Media Group currently offers MediaOne Express, and Internet access service, over its HFC networks in Los Angeles, Boston, Detroit, Atlanta, Jacksonville, Richmond and Southern Florida. In late 1997, the Media Group and Time Warner, Inc. ("TWX") announced plans to merge the operations of MediaOne Express and Road Runner, the Internet access service offered by Time Warner Cable, to create the largest cable-based high-speed Internet access business in the United States. In addition, the Media Group began offering telephony services over its HFC networks in the Atlanta, Georgia metropolitan area in January 1998 and expects to begin offering telephony services in two additional markets in 1998.


    To further enhance the clustering of its cable systems, the Media Group has entered into a letter of intent with Tele-Communications, Inc. ("TCI") to exchange (the "TCI Exchange") certain cable television systems serving approximately 500,000 subscribers. Consummation of the TCI Exchange is expected to occur in late 1998, subject to the receipt of certain franchise and other approvals.


    In May 1997, the Media Group entered into an agreement (the "Minnesota Sale Agreement") to sell its cable system (the "Minnesota System") serving the Minneapolis/St. Paul, Minnesota metropolitan area to Charter Communications, Inc. ("Charter") for $600 million. As of December 31, 1997, the Minnesota System served approximately 300,000 subscribers. The Minnesota System was acquired by the Media Group as of part of its acquisition of Continental Cablevision, Inc. ("Continental") in 1996. Under current FCC cross-ownership rules, the Media Group is prohibited from owning a cable network and a telephone network in the same geographic area. Because the Minnesota System is located in an area where U S WEST Communications owns the telephone network, the Media Group was mandated by the FCC to sell the Minnesota System in connection with the acquisition of Continental in order to comply with the cross-ownership rules. As a result of the Separation, U S WEST Communications and the Media Group will be independent companies and the Media Group will no longer be prohibited by federal law from owning the Minnesota System. In February 1998, in response to U S WEST's petition, the FCC granted to U S WEST a waiver which would permit the Media Group to retain the Minnesota System so long as the Separation is consummated by July 31, 1998. The Media Group has the right to terminate the Minnesota Sale Agreement at any time upon the payment to Charter of a $30 million termination fee. Media Group has terminated the Minnesota Sale Agreement pursuant to such right and otherwise settled all claims with Charter.


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


    AIRTOUCH TRANSACTION. The Media Group consummated the AirTouch Transaction on April 6, 1998. Pursuant to the AirTouch Transaction, the Media Group received from AirTouch (i) $1.65 billion in liquidation preference of dividend bearing AirTouch preferred stock, and (ii) 59.5 million shares of AirTouch common stock. In addition, AirTouch assumed $1.35 billion of indebtedness of NewVector and PCS Holdings.



    Prior to the consummation of the AirTouch Transaction, the Media Group and AirTouch were parties to a multi-phased joint venture pursuant to which the parties had agreed to combine their domestic cellular businesses. The AirTouch Transaction was consummated in lieu of such joint venture.



    The Media Group intends to take appropriate actions to monetize the shares of the AirTouch preferred stock and AirTouch common stock that it received in the AirTouch Transaction. In connection with the AirTouch Transaction, the Media Group and AirTouch have entered into an Investment Agreement, pursuant to which AirTouch has agreed to provide to the Media Group registration rights with respect to the shares of AirTouch preferred stock and AirTouch common stock that it received in the AirTouch Transaction and to assist the Media Group in the monetization of such shares.

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

ITEM 3. LEGAL PROCEEDINGS.


    U S WEST and its subsidiaries are subject to claims and proceedings arising in the ordinary course of business. At U S WEST Communications, there are pending certain regulatory actions in local regulatory jurisdictions that call for price decreases, refunds or both. For a discussion of these actions, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Contingencies," on p. 49.


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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


    The information required by this item is included in Note 24, Quarterly Financial Data, on page 114. The U. S. markets for trading in U S WEST common stock are the New York Stock Exchange and the Pacific Stock Exchange. As of January 30, 1998, U S WEST Communications Group common stock was held by approximately 669,060 shareholders of record and U S WEST Media Group common stock was held by approximately 643,770 shareholders of record.


ITEM 6. SELECTED FINANCIAL DATA.

    Reference is made to the information set forth on pages 17 through 18.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


    Reference is made to the information set forth on pages 19 through 57.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.


    Reference is made to the information set forth on pages 47 and 48.


ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


    Reference is made to the information set forth on pages 61 through 116.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


    The information required by this item with respect to executive officers is set forth in Part I, page 9, under the caption "Executive Officers of U S WEST."


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

                                    PART IV

ITEM 14. FINANCIAL STATEMENT SCHEDULES, REPORTS ON FORM 8-K AND EXHIBITS.

(a) Documents filed as part of this report:


                                                                                                    PAGE
                                                                                              -----------------
(1)        Reports of Independent Accountants...............................................    58 through 59
(2)        Consolidated Financial Statements:
           Consolidated Statements of Operations--for the years ended December 31, 1997,
             1996 and 1995..................................................................    61 through 62
           Consolidated Balance Sheets as of December 31, 1997 and 1996.....................    63 through 64
           Consolidated Statements of Cash Flows--for the years ended December 31, 1997,
             1996 and 1995..................................................................         65
           Notes to Consolidated Financial Statements and supplementary data................   66 through 116
(3)        Consolidated Financial Statement Schedule:
           Reports of Independent Accountants...............................................         15
           II--Valuation and Qualifying Accounts............................................         16


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

 (10-R)    --Form of Executive Severance Agreement (Exhibit 10ab to Form 10-K, date of report March 28, 1996,
             File No. 1-8611).

 (10-S)    --U S WEST, Inc. Executive Short-Term Incentive Plan (Exhibit 10ae to Form 10-K, date of report
             March 7, 1995, File No. 1-8611).

 (10-T)    --Amended U S WEST Communications Group Long-Term Incentive Plan.

 (10-U)    --Employment letters from Richard D. McCormick to Michael P. Glinsky dated April 2, 1996 and
             January 31, 1997.

 (10-W)    --364-Day and Five-Year Credit Agreements dated as of November 1, 1996, among U S WEST Capital
             Funding, Inc., U S WEST, Inc. and the Banks listed therein.

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

   23      --Consent of Independent Accountants.

   24      --Powers of Attorney.

   27      --Financial Data Schedule.

   99      --Annual Report on Form 11-K for the U S WEST Savings Plan/ESOP for the year ended December 31,
             1997, to be filed by amendment.

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Englewood, State of Colorado, on April 13, 1998.


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

Dated April 13, 1998

                   REPORTS OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareowners of U S WEST, Inc.:


    We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in U S WEST, Inc.'s (the "Company") amended Annual Report on Form 10-K/A for the years ended December 31, 1997 and 1996, and have issued our reports thereon dated February 12, 1998 (except with respect to the matter discussed in Note 21 of the U S WEST, Inc. consolidated financial statements, as to which the date is April 6, 1998) appearing on page 58. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule appearing on page 16 of this Form 10-K/A is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The information for the years 1997 and 1996 on this schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


ARTHUR ANDERSEN LLP


Denver, Colorado,
February 12, 1998 (except with
respect to the matter discussed
in Note 21 of the U S WEST, Inc.
consolidated financial statements,
as to which the date is April 6, 1998).


To the Board of Directors and Shareowners of U S WEST, Inc.:


    Our report on the consolidated financial statements of U S WEST, Inc. is included on page 59 of this Form 10-K/A. In connection with our audit of such consolidated financial statements, we have also audited the related consolidated financial statement schedule listed in the index on page 11 of this Form 10-K/A for the year ended December 31, 1995.


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

                                 U S WEST, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


    Some of the information presented in or in connection with this report constitutes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors that could cause actual results to differ from expectations include: (i) greater than anticipated competition from new entrants into the local exchange, intraLATA toll, cable, wireless, data and directories markets, (ii) changes in demand for the Company's products and services, including optional custom calling features,
(iii) higher than anticipated employee levels, capital expenditures, and operating expenses (such as costs associated with year 2000 remediation), (iv) the loss of significant customers, (v) pending regulatory actions in state jurisdictions, (vi) regulatory changes affecting the cable and telecommunications industries, including changes that could have an impact on the competitive environment in the local exchange market, (vii) a change in economic conditions in the various markets served by the Company's operations, including international markets, that could adversely affect the level of demand for cable, telephone, wireless, directories or other services offered by the Company, (viii) greater than anticipated competitive activity requiring new pricing for services, (ix) higher than anticipated start-up costs associated with new business opportunities, (x) increases in fraudulent activity with respect to broadband and wireless services, (xi) delays in the Company's ability to begin offering interLATA long-distance services, (xii) consumer acceptance of broadband services, including telephony and data services, and wireless services, or (xiii) delays in the development of anticipated technologies, or the failure of such technologies to perform according to expectations.


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


    MediaOne will account for the Separation as a discontinuance of the businesses comprising New U S WEST. The measurement date for discontinued operations accounting purposes will be the date upon which U S WEST stockholder approval is obtained. On such date, MediaOne will recognize a gain on the distribution of New U S WEST. Because the distribution is non pro-rata, as compared with the businesses previously attributed to U S WEST's two classes of stockholders, it will be accounted for at fair value. Based on the number of shares of Communications Stock outstanding and market price as of February 20, 1998, the gain (net of Separation costs) is estimated at approximately $25.2 billion. The Company will incur Separation costs during 1998 of approximately $150, which includes cash payments under severance agreements of $45 and financial advisory, legal, registration fee, printing and mailing costs. Separation costs also include a one-time payment to terminate the sale of the Media Group cable systems in Minnesota.



    The transaction is subject to shareowner approval and is expected to be complete by mid-1998.


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


    CABLE AND BROADBAND. Media Group is the third largest cable operator in the United States serving 4.9 million cable customers and passing 8.4 million homes. Media Group's cable systems are organized into six operating regions, including large clusters in Atlanta, Georgia, Eastern Massachusetts, Southern California, Southern Florida, Detroit, Michigan and Minneapolis/St. Paul, Minnesota. The cable systems

                                 U S WEST, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

offer customers various levels of cable programming services, including premium programming services such as HBO, Cinemax, Showtime, The Movie Channel and Encore, as well as pay-per-view movies and special events.

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


    In addition to its cable operations, Media Group also holds significant domestic cable and broadband investments including an investment in Time Warner Entertainment Company L.P. ("TWE" or "Time Warner Entertainment"), the second largest provider of cable television services in the United States, an approximate 10 percent interest in PrimeStar, Inc. ("PrimeStar"), a provider of direct broadcast satellite ("DBS") services, telephone access businesses in Florida and Virginia, and interests in programming that include E! Entertainment Television. Internationally, Media Group holds an investment in Telewest, the second-largest provider of combined cable and broadband communications services in the United Kingdom. The Media Group also holds interests in cable and broadband properties in Singapore, the Netherlands, Belgium, the Czech Republic, Malaysia, Indonesia and Japan.



    WIRELESS COMMUNICATIONS. On April 6, 1998, U S WEST sold its domestic wireless businesses to AirTouch Communications, Inc. ("AirTouch") in a tax efficient transaction (the "AirTouch Transaction"). The AirTouch Transaction was consummated pursuant to an agreement and plan of merger (the "AirTouch Merger Agreement") dated as of January 29, 1998. The domestic wireless businesses included cellular communication services provided to 2.6 million customers in 12 western and midwestern states and a 25 percent interest in PrimeCo Personal Communications, L.P. ("PrimeCo"), a provider of PCS services. Pursuant to the AirTouch Merger Agreement, AirTouch acquired these cellular and PCS interests. Consideration under the AirTouch Transaction consists of (i) debt reduction of $1.35 billion, (ii) the issuance to U S WEST of $1.65 billion in liquidation preference of dividend bearing AirTouch preferred stock (fair value of approximately $1.5 billion), and (iii) the issuance to U S WEST of 59.5 million shares of AirTouch common stock.



    This transaction resulted in the disposition of Media Group's domestic wireless businesses. Applying the terms of the AirTouch Merger Agreement, this transaction will result in a gain of approximately $2.3 billion, net of deferred taxes of $1.7 billion.


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

    OTHER SERVICES REVENUES. Revenues from other services primarily consist of voice messaging services, inside wire installation and maintenance services, billing and collection services, and the provision of customer premises equipment ("CPE"). Other services revenues increased $59, or 6.3 percent, as compared with 1996, primarily as a result of continued market penetration of voice messaging services and greater sales of inside wire maintenance and certain other unregulated products and services. Also contributing to the increase were revenues from the launch of PCS services. Partially offsetting these increases was a reduction in contract revenues due to the completion of a large federal government telephony project in 1996.

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

                                 U S WEST, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


    Prior to April 1, 1998, Media Group held a 10.4 percent interest in PrimeStar Partners, L.P. ("Old PrimeStar"). In addition, Media Group distributed PrimeStar DBS services to subscribers in its service areas and, as a result, reflected consolidated operating results with respect to such subscribers. On April 1, 1998, Media Group contributed its interests in Old PrimeStar, as well as its PrimeStar subscribers and certain related assets, to PrimeStar in exchange for an approximate 10 percent interest in PrimeStar and cash. As a result, Media Group will no longer reflect consolidated operating results for PrimeStar DBS services.



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



    On April 6, 1998, Media Group sold its domestic wireless businesses to AirTouch pursuant to the AirTouch Transaction.


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

    OTHER. Other operating losses include costs related to general and administrative services provided by U S WEST to the Media Group, including executive management, legal, accounting and auditing, tax, treasury, strategic planning, and public policy. Also included are costs related to managing the various Media Group operations, predominantly the international operations. The 1997 results include a $30 charge for management changes and moving costs related to relocating MediaOne Delaware's operations from Boston to Denver. This charge was partially offset by savings associated with lower international staff levels in 1997, combined with a 1996 charge of $10 related to the staff reductions at international headquarters.

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


    International equity losses increased $455 in 1997. Ventures located in Asia, which includes Indonesia, India, Malaysia, Japan and Singapore, contributed $397 to the increase. During the twelve month period ending December 31, 1997, the value of the Malaysian currency declined 36 percent and the Indonesian currency declined 57 percent as compared with the U. S. dollar. As a result of this significant decline, the Company reviewed its investments in Malaysia and Indonesia for impairment. Management concluded that each of its investments in Malaysia and Indonesia was impaired and in each case the fair value of the investment was zero as of December 31, 1997. The Company recorded pretax charges of $145 and $55 related to the ventures in Malaysia and Indonesia, respectively.

                                 U S WEST, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


    In the case of Malaysia, the charge of $145 was to recognize that the investment was impaired and to write down the carrying value of the investment to its fair value of zero. The following factors were considered by management in determining that the investment was impaired:



    - The venture has negative cash flow and no ability to meet its debt obligations of $482 due in 1998. Total venture debt and vendor payables exceeded $800 at December 31, 1997. The venture debt is subject to cross default provisions so that failure to pay any material obligation is highly likely to accelerate the total balance due. Management has no intention of funding future operating losses or debt obligations. The venture debt is primarily denominated in U. S. dollars with the revenues and operating expenses of the business denominated in local currency.



    - As determined on a U. S. GAAP basis, the venture's liabilities exceeded its assets as of December 31, 1997, making the venture insolvent at that time.



    - The business plan for the venture contemplated a significant contribution to cash flows from the wireline business. The actual and potential cash flows of the venture have been severely diminished by the inability of the venture to effectively establish the wireline business. The venture has other lines of business (gateway switch, satellite and wireless communications) which do not generate sufficient cash flow to fund the operations and to retire the debt. Management believes that such condition is other than temporary and its investment is impaired as of December 31, 1997.



    The following table shows summarized financial information for the Malaysian venture, Binariang SDN BHD:



                                                                          YEAR ENDED DECEMBER 31,
                                                                      -------------------------------
                                                                        1997       1996       1995
                                                                      ---------  ---------  ---------
RESULTS OF OPERATIONS
Revenues............................................................  $     268  $      90  $      20
Operating losses....................................................        (72)       (73)      (145)
Net loss............................................................       (361)      (120)      (139)



                                                                                   DECEMBER 31,
                                                                               --------------------
                                                                                 1997       1996
                                                                               ---------  ---------
FINANCIAL POSITION
Current assets...............................................................  $     151  $      99
Property, plant and equipment--net...........................................        695        671
Other assets.................................................................         23         15
                                                                               ---------  ---------
Total assets.................................................................  $     869  $     785
                                                                               ---------  ---------
                                                                               ---------  ---------
Current liabilities and current debt.........................................  $     891  $     302
Long-term debt...............................................................     --            282
Equity (deficit).............................................................        (22)       201
                                                                               ---------  ---------
Total liabilities and equity (deficit).......................................  $     869  $     785
                                                                               ---------  ---------
                                                                               ---------  ---------



    In the case of Indonesia, the net book value of the venture had been reduced to its fair value of zero through recognition of $43 of equity losses during 1997. The $55 charge was to recognize probable funding commitments in connection with a shareholder support agreement. The probable funding commitments consist of the Company's remaining contractual commitment under the shareholder support agreement of

                                 U S WEST, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


$19 and its partners' remaining commitments of $36. Under the terms of the shareholder support agreement, each shareholder is responsible for the full unfunded liability if the other shareholders do not meet their proportionate obligations. Although the lenders have not formally declared default, the venture is in default of its debt agreements. Management believes that it is probable that default will be declared by the lenders and that the other shareholders will not meet their proportionate obligations. As a result, the Company has accrued for its partners' share of the commitment under the shareholder support agreement.



    The following factors were considered by managment in determining that the Indonesian investment was impaired and that accrual of the Company's and its partners' funding liabilities were necessary:



    - As determined on a U. S. GAAP basis, the venture's liabilities, predominantly U. S. dollar denominated debt, exceeded its assets as of December 31, 1997.



    - Management believes the venture is not viable given the political and economic uncertainties in Indonesia.



    - The venture has ceased funding capital projects.



    The Company's other ventures in Asia, located in Japan, Singapore and India, were evaluated for impairment at December 31, 1997. Such evaluation indicated there was no impairment as the fair value of these ventures exceeded their recorded values.


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

    INTEREST EXPENSE AND OTHER


                                                                                                      INCREASE (DECREASE)
                                                                                                      --------------------
                                                                                  1996       1995         $          %
                                                                                ---------  ---------  ---------  ---------
Interest expense..............................................................  $    (612) $    (527) $      85       16.1
Equity losses in unconsolidated ventures......................................       (346)      (207)       139       67.1
Gains on sales of rural telephone exchanges...................................         59        136        (77)     (56.6)
Gain on merger of joint venture interest......................................     --            157       (157)    --
Guaranteed minority interest expense..........................................        (55)       (14)        41     --
Other expense--net............................................................        (61)       (36)        25       69.4


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


    Media Group expects that its future cash needs, primarily associated with the domestic cable capital expenditures, will exceed cash generated from operations during the next several years. Additional financing is expected to come primarily from a combination of new debt and the monetization of the securities received by Media Group from AirTouch in connection with the AirTouch Transaction. See "Effects of the Separation, the Refinancing and the AirTouch Transaction."


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


    In 1998, capital expenditures are expected to approximate $4.3 billion, of which $2.6 billion pertains to the Communications Group and $1.7 billion pertains to the Media Group. Included in the 1998 capital expenditure estimates are Communications Group entry costs for the launch of PCS in new markets and additional interconnection costs. Also included are Media Group domestic cable capital expenditures of $1.6 billion, primarily to expand and upgrade the domestic cable network, as well as to prepare for the provision of new and enhanced services. In 1998, the domestic cellular business incurred approximately $60 in capital expenditures prior to consummation of the AirTouch Transaction on April 6, 1998.


    Media Group has invested $213, $132 and $268 in PrimeCo in 1997, 1996 and 1995, respectively. Such funding was for network build activities in 1997 and 1996, and the purchase of PCS licenses in 11 markets

                                 U S WEST, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


in 1995. In 1998, Media Group invested an additional $65 in PrimeCo prior to consummation of the AirTouch Transaction on April 6, 1998.


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


    On March 29, 1998, Telewest announced that merger discussions were underway for Telewest to acquire General Cable plc ("General Cable") for Telewest shares and cash. A 40 percent shareholder of General Cable has agreed to accept Telewest's offer if made on or before April 15, 1998 and involved 1.243 new Telewest shares and 65 pence in cash for each General Cable share (or an aggregate of approximately L426 million in Telewest shares and L240 million in cash). Telewest intends to raise the cash portion of the purchase price through a rights offering to Telewest's existing shareholders, including Media Group. It is currently contemplated that Media Group and certain of Telewest's other principal shareholders may purchase any Telewest shares not purchased by Telewest's other shareholders in the rights offering. There can be no assurance that any transaction involving the acquisition of General Cable will be consummated.


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

    U S WEST COMMUNICATIONS CREDIT RATINGS


    During the first quarter of 1997, Standard & Poor's lowered U S WEST Communications' senior unsecured debt rating from A+ to A as a result of a modified rating criteria implemented by Standard & Poor's to reflect the increased competitive telecommunications environment.


    In connection with U S WEST's announcement of the Separation, Standard & Poor's placed U S WEST Communications' senior unsecured debt on credit watch with positive implications and reaffirmed U S WEST Communications' commercial paper ratings, and Duff & Phelps reaffirmed U S WEST Communications' senior unsecured debt and commercial paper ratings.


    During the first quarter of 1998, Moody's downgraded U S WEST
Communications' senior unsecured debt from Aa3 to A2 due to recent regulatory rulings and financial challenges associated with the Separation. See "Contingencies." U S WEST Communications' debt remains under review by Moody's for possible downgrade pending clarification of New U S WEST's corporate structure and future strategic initiatives.



    U S WEST Communications' current senior unsecured debt and commercial paper ratings by Moody's, Standard & Poor's and Duff & Phelps are A2, A and AA-, and P1, A1 and D1+, respectively.


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

    OTHER ITEMS


    U S WEST commitments and debt guarantees associated with Media Group international and domestic investments totaled approximately $650 and $100, respectively, at December 31, 1997. In addition, a Media Group subsidiary guarantees debt, nonrecourse to U S WEST, associated with its international investment in the principal amount of approximately $600.


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

    U S WEST is exposed to foreign exchange risk associated with its cash deposits and notes receivable and payable denominated in foreign currencies. As of December 31, 1997, Media Group has British pound-denominated notes receivable and cash deposits in the translated amount of $245, a Czech Koruna-

                                 U S WEST, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

denominated note receivable and cash deposits in the translated amount of $50 and a Czech Koruna-denominated note payable in the translated amount of $17.

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


    EFFECTS OF THE SEPARATION, THE REFINANCING AND THE AIRTOUCH TRANSACTION



    The following discussion should be read in conjunction with the U S WEST unaudited pro forma condensed combined financial statements.



    In connection with the Separation, New U S WEST and MediaOne will seek to refinance certain indebtedness issued or guaranteed by U S WEST (the "U S WEST Indebtedness") through a combination of tender offers, prepayments, defeasance, consent solicitations and/or exchange offers (the "Refinancing"). At December 31, 1997, after giving effect to a reduction of $1.35 billion of indebtedness in connection with the AirTouch Transaction, the U S WEST Indebtedness totaled approximately $6.2 billion and included Preferred Securities of $1,080. As of February 20, 1998, the estimated cost of the Refinancing is $346 (net of income tax benefits of $231). In addition to refinancing costs, such costs include the difference between the market and face value of the U S WEST Indebtedness and a charge for unamortized debt issuance costs.



    The businesses comprising New U S WEST and Media Group's domestic wireless business generated operating cash flow during 1997 of approximately $4.6 billion. Upon consummation of the Separation, MediaOne will no longer have access to the operating cash flows of New U S WEST. As a result of the AirTouch Transaction, MediaOne no longer has access to the operating cash flows of the Media Group's domestic wireless business. Operating cash flows of MediaOne will consist primarily of the cash generated by its domestic cable business. MediaOne expects that its future cash needs, primarily associated with domestic cable capital expenditures ($1.6 billion in 1998) and debt service, will exceed cash generated from operations during the next several years. Additional financing will come primarily from a combination of new debt and the monetization of the securities received by Media Group from AirTouch in connection with the AirTouch Transaction.

                                 U S WEST, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


    Following the Separation, Refinancing and AirTouch Transaction, total indebtedness of MediaOne will approximate $4,039. This represents a reduction of $10,639 as compared with total U S WEST indebtedness of $14,678 as of December 31, 1997. Such debt reduction is comprised of $5,715 related to the discontinuance of the businesses of New U S WEST, $3,831 related to the Refinancing, including the refinancing by New U S WEST of the Dex Indebtedness, and $1,354 related to the AirTouch Transaction. Also included are increases in debt of $243 for financing the costs of the Refinancing and Separation and $18 for financing the costs of the AirTouch Transaction. As a result, the ratio of total debt to earnings before interest, taxes, depreciation, amortization and other ("EBITDA") for MediaOne will be approximately 5.4x. Including the Preferred Securities, such ratio would be 6.8x.



    Following the Separation, Refinancing and AirTouch Transaction, annual interest expense of MediaOne will approximate $299. This represents a reduction of $784 as compared with total U S WEST annual interest expense of $1,083 during 1997. Such interest expense reduction is comprised of $405 related to the discontinuance of the businesses of New U S WEST, $304 related to the Refinancing, including the refinancing by New U S WEST of the Dex Indebtedness, and $90 related to the AirTouch Transaction. Also included is an increase in interest expense of $15 for financing the costs of the Refinancing and Separation.



    U S WEST intends to take appropriate actions to monetize the shares of AirTouch preferred stock and AirTouch common stock which it received in the AirTouch Transaction. Under the terms of the AirTouch Transaction, U S WEST and AirTouch entered into an investment agreement, pursuant to which AirTouch has agreed to provide to U S WEST registration rights with respect to the shares of AirTouch preferred stock and AirTouch common stock which it received in the AirTouch Transaction and to assist U S WEST in the monetization of such shares. The market value of such shares was approximately $4.4 billion upon consummation of the AirTouch Transaction. U S WEST believes that the consummation of the AirTouch Transaction will likely improve the credit rating to be assigned to MediaOne in the Separation.



    MediaOne's access to the capital markets and the cost of financing available to it will depend on its post-Separation credit rating. MediaOne's management anticipates that such credit rating, although lower than the current credit rating of U S WEST, will allow MediaOne sufficient ability to access the capital markets. In conjunction with the Refinancing, management expects that the increase in the cost of debt associated with the anticipated lower credit rating will be offset by a reduction in the market rate of interest on the refinanced debt as compared with the historical rates on U S WEST debt.


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

    MEDIA GROUP


    Prior to April 6, 1998, Media Group and AirTouch were parties to a multi-phased joint venture (the "AirTouch Joint Venture") pursuant to which they had agreed to combine their domestic cellular businesses. In February 1997, the King County Superior Court in Washington state ruled that a subsidiary of Media Group violated the terms of its partnership agreement with its minority partners in the Seattle cellular partnership by entering into the AirTouch Joint Venture. Similar litigation was filed in other jurisdictions regarding other cellular partnerships by the same minority partner that brought the Seattle litigation. On December 1, 1997, this minority partner announced it was selling its minority interests in the eight cellular properties where it was a partner with a Media Group subsidiary to AirTouch. As a result of the minority partner's actions, litigation in the states of Washington, Arizona, Colorado, Minnesota, Idaho and Delaware has now been stayed or dismissed pending consummation of the transfer of the minority partner's interest to AirTouch. The AirTouch Transaction, which was entered into in lieu of the AirTouch Joint Venture, was consummated on April 6, 1998.

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

    The Communications Group expects to counter the competition by expanding services to include new retail as well as wholesale markets. Recently introduced service offerings include PCS, high-speed data and Internet services, and interconnection services provided for competing providers of local services. Planned future service offerings include interLATA long-distance services as the regulatory environment permits, while interconnection services will be expanded. See "Communications Group--Regulatory Environment." Management believes that the Communications Group's ability to bundle local, long-distance, PCS and other services will provide a significant opportunity to compete by offering one-stop shopping with a package of services similar to those that can be offered by IXCs and CLECs.

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

    ACCESS REFORM. In its Access Reform Order, the FCC has ordered a substantial restructuring of interstate access pricing. A significant portion of the services that had been charged using minutes-of-use pricing will now be charged using a combination of minutes-of-use rates, flat-rate presubscribed interexchange carrier charges ("PICCs") and subscriber line charges ("SLCs"). Although an increase in the SLC to multi-line business users occurred on July 1, 1997, the bulk of the mandated pricing changes occurred on January 1, 1998. Additional mandated pricing changes will also occur on each January 1 of 1999 through 2001. The net effect of these changes will be to decrease minutes-of-use charges up to 60 percent and increase flat-rate charges (i.e., PICCs and SLCs). The Access Reform Order, coupled with the

                                 U S WEST, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

Price Cap Order, will over time, significantly reduce the revenues U S WEST derives from interstate access charges.

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


    We have also audited the Supplementary Selected Proportionate Results of Operations for the years ended December 31, 1997 and 1996, presented on page
116. The Supplementary Selected Proportionate Results of Operations have been prepared by management to present relevant financial information that is not provided by the consolidated financial statements and is not intended to be a presentation in conformity with generally accepted accounting principles. In our opinion, the Supplementary Selected Proportionate Results of Operations referred to above fairly states, in all material respects, the information set forth therein on the basis of accounting described on page 116.


ARTHUR ANDERSEN LLP


Denver, Colorado,
February 12, 1998 (except with
respect to the matter discussed
in Note 21 as to which the date
is April 6, 1998).

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


    The transaction is subject to shareowner approval and is expected to be complete by mid-1998.



    MediaOne will account for the Separation as a discontinuance of the businesses comprising New U S WEST. The measurement date for discontinued operations accounting purposes will be the date upon which U S WEST stockholder approval is obtained. On such date, MediaOne will recognize a gain on the distribution of New U S WEST. Because the distribution is non pro-rata, as compared with the businesses previously attributed to U S WEST's two classes of stockholders, it will be accounted for at fair value. Based on the number of shares of Communications Stock outstanding and market price as of February 20, 1998, the gain (net of Separation costs) is estimated at approximately $25.2 billion. The Company will incur Separation costs during 1998 of approximately $150, which includes cash payments under severance agreements of $45 and financial advisory, legal, registration fee, printing and mailing costs. Separation costs also include a one-time payment to terminate the sale of the Media Group cable systems in Minnesota.


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


    - PENSION PLAN. Effective immediately prior to the Separation, New U S WEST will assume sponsorship of the U S WEST pension plan (the "New U S WEST Pension Plan"). Effective as of the Separation date, MediaOne will establish a new defined benefit pension plan for eligible MediaOne employees (the "MediaOne Pension Plan"). In connection with the Separation, a portion of the existing assets of the U S WEST pension plan will be transferred at fair value to the MediaOne Pension Plan such that, immediately following consummation of the Separation, the ratio of plan assets to plan liabilities, calculated on a projected benefit obligations basis as determined by independent actuaries, will be the same for the New U S WEST Pension Plan and the MediaOne Pension Plan. The U S WEST pension plan has approximately $12 billion of assets. Subject to final adjustments, it is anticipated that the MediaOne Pension Plan will receive approximately $190 of such assets, with the remainder of such assets being retained by the New U S WEST Pension Plan. It is currently anticipated that the benefit expense and required cash contributions by MediaOne to the MediaOne Pension Plan after the Separation will be substantially the same as the benefit expense and required cash contributions of the Media Group to the U S WEST pension plan prior to the Separation.

                                 U S WEST, INC.

NOTE 2: U S WEST SEPARATION (CONTINUED)

    - POSTRETIREMENT BENEFITS OTHER THAN PENSIONS. U S WEST currently maintains an employee welfare benefit program that includes retiree medical and life insurance benefits for its employees. Under such program, U S WEST maintains three funded retiree medical and life insurance benefits trusts. One of these trusts covers hourly employees only and will be transferred in its entirety to New U S WEST. The remaining two trusts will be transferred to New U S WEST, and MediaOne will establish new trusts. A portion of the assets of the U S WEST trusts will be transferred at fair value to the MediaOne trusts based upon the same methodology used to transfer assets of the U S WEST pension plan to the MediaOne Pension Plan, except that the liabilities will be calculated by independent actuaries using the accumulated postretirement benefit obligations basis. It is anticipated that approximately $2 and $1, respectively, will be transferred by the U S WEST trusts to the MediaOne trusts out of the total assets of $225 and $600, respectively, of the U S WEST trusts.


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

    INVENTORIES AND SUPPLIES. New and reusable materials of U S WEST Communications are carried at average cost, except for significant individual items that are valued based on specific costs. Nonreusable

                                 U S WEST, INC.

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) material is carried at its estimated salvage value. Inventories of all other U S WEST subsidiaries are carried at the lower of cost or market on a first-in, first-out basis.

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

    INTANGIBLE ASSETS. Intangible assets are recorded when the cost of acquired companies exceeds the fair value of their tangible assets. The costs of identified intangible assets and goodwill are amortized by the straight-line method over periods ranging from 5 to 40 years. These assets are evaluated for

                                 U S WEST, INC.

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) impairment, with other related assets, using the methodology as prescribed by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

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

                                 U S WEST, INC.

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    ADVERTISING COSTS. Costs related to advertising are expensed as incurred. Advertising expense was $421, $190 and $135 in 1997, 1996 and 1995, respectively.

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

    The Acquisition was accounted for by the purchase method of accounting. Accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values. Because Continental was acquired late in 1996 and is a large and complex operation, a comprehensive

                                 U S WEST, INC.

NOTE 4: CONTINENTAL ACQUISITION (CONTINUED) appraisal of asset values and liabilities was not completed until 1997. The determination of the final fair value resulted in an increase to intangibles and a decrease to property, plant and equipment. The $8.7 billion excess of purchase price over net tangible assets acquired and goodwill related to a deferred income tax liability of $3.0 billion are being amortized over 25 years. Intangible amortization related to Continental's equity method investments is recorded as a component of equity losses in unconsolidated ventures. The intangible assets acquired consist principally of the cable television franchises of Continental and goodwill. Continental's results of operations have been included in the consolidated results of operations since the Acquisition date.

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

       -------------------------------------

       *  Before extraordinary item.


    In May 1997, pursuant to an FCC order, U S WEST entered into an agreement to sell its cable systems in Minnesota for proceeds of $600. Under the terms of the agreement, Media Group had the right to terminate the agreement at any time upon payment of a $30 termination fee. As a result of the Separation, Media Group will no longer be prohibited by federal law from owning the Minnesota cable systems. In February 1998, in response to U S WEST's petition, the FCC granted to U S WEST a waiver which would permit Media Group to retain the Minnesota cable systems so long as the Separation is consummated by July 31, 1998. Media Group has terminated the agreement to sell the Minnesota cable systems and otherwise settled all claims related thereto.



    Media Group owns an approximate 10 percent interest in PrimeStar. Media Group received its interest in PrimeStar on April 1, 1998, as part of a transaction in which Media Group and the other partners of Old PrimeStar contributed their interests in Old PrimeStar, their DBS customers and certain related assets to the newly formed PrimeStar. In exchange, Media Group received its 10 percent interest in PrimeStar and cash.


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

    The Media Group operates in four industry segments: cable and broadband, wireless communications, directory and information services, and capital assets, which is held for sale. The cable and broadband

                                 U S WEST, INC.

NOTE 5: INDUSTRY SEGMENTS (CONTINUED)
segment consists of cable television properties serving 4.9 million domestic subscribers and passing 8.4 million domestic homes. The wireless communications segment provides information products and services over wireless networks in 12 western and midwestern states. The directory and information services segment publishes White and Yellow Pages telephone directories, and provides database marketing and interactive services in domestic markets. Yellow Pages advertising generates approximately 95 percent of the revenue of the directory and information services segment.

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

    Certain costs relating to U S WEST's general and administrative services, including executive management, legal, tax, accounting and auditing, treasury, strategic planning and public policy services, are directly assigned by U S WEST to the Communications Group (the communications and related services segment) and the Media Group (the cable and broadband, wireless communications, and directory and

                                 U S WEST, INC.

NOTE 5: INDUSTRY SEGMENTS (CONTINUED)
information services segments). U S WEST costs are directly assigned based on actual utilization or are allocated based on operating expenses, number of employees, external revenues, average capital and/or average equity.

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

                                 U S WEST, INC.

NOTE 6: INVESTMENT IN TIME WARNER ENTERTAINMENT (CONTINUED) preferred capital accounts in order of priority described above, at various rates of return ranging from 8 percent to 13.25 percent; and (3) to the partners' residual equity capital accounts according to their residual partnership interests. To the extent partnership income is insufficient to satisfy all special allocations in a particular accounting period, the unearned portion is carried over until satisfied out of future partnership income. Partnership losses generally are allocated in reverse order, first to eliminate prior allocations of partnership income, except senior preferred and special tax income, next to reduce initial capital amounts, other than senior preferred, then to reduce the senior preferred account and finally, to eliminate special tax allocations.

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

    Through the TWE management committee, U S WEST and Time Warner jointly direct the businesses and affairs of TWE cable systems, subject in certain cases to regulatory approval. The TWE management committee has full discretion and final authority with respect to the businesses and affairs of such cable systems. The TWE management committee consists of six voting members, of which three members are designated by U S WEST and three members are designated by Time Warner. Each voting member of the TWE management committee has one vote. Any action required or permitted to be taken by the TWE management committee must be approved by a majority of its members. Determinations of the TWE management committee are binding upon TWE and the TWE board of representatives.

    U S WEST accounts for its investment in TWE under the equity method of accounting. The excess of fair market value over the book value of total partnership net assets implied by U S WEST's initial investment was $5.7 billion. This excess is being amortized on a straight-line basis over 25 years. U S WEST's recorded share of TWE operating results represents allocated TWE net income or loss adjusted for the amortization of the excess of fair market value over the book value of the partnership net

                                 U S WEST, INC.

NOTE 6: INVESTMENT IN TIME WARNER ENTERTAINMENT (CONTINUED) assets. As a result of this amortization and the special income allocations described above, U S WEST's recorded pretax share of TWE operating results before extraordinary item was $11, $(4) and $(31) in 1997, 1996 and 1995, respectively. In addition, TWE recorded an extraordinary loss for the early extinguishment of debt in 1995. U S WEST's share of this extraordinary loss was $4, net of income tax benefits of $2.

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

        --------------------------------------


        (1) Decrease in ownership reflects venture equity issuances in 1997. Through its representation on the board of directors and participation in management of the operations, U S WEST believes it has significant influence with regards to the Malaysian venture and applied the equity method of accounting.


        (2) Investments are held by Russian Telecommunications Development Corporation owned 66.5 percent by U S WEST.


    At December 31, 1997 and 1996, the difference between the carrying amount and U S WEST's interest in the underlying equity of the international ventures was approximately $42 and $365, respectively. This difference has been allocated primarily to licenses and is being amortized over lives ranging from 5 to 20 years.



    During the twelve month period ending December 31, 1997, the value of the Malaysian currency declined 36 percent and the Indonesian currency declined 57 percent as compared with the U. S. dollar. As a result of this significant decline, the Company reviewed its investments in Malaysia and Indonesia for impairment. Management concluded that each of its investments in Malaysia and Indonesia was impaired and in each case the fair value of the investment was zero as of December 31, 1997. The Company recorded pretax charges of $145 and $55 related to the ventures in Malaysia and Indonesia, respectively.

                                 U S WEST, INC.

NOTE 7: NET INVESTMENT IN INTERNATIONAL VENTURES (CONTINUED)

    In the case of Malaysia, the charge of $145 was to recognize that the investment was impaired and to write down the carrying value of the investment to its fair value of zero. The following factors were considered by management in determining that the investment was impaired:



    - The venture has negative cash flow and no ability to meet its debt obligations of $482 due in 1998. Total venture debt and vendor payables exceeded $800 at December 31, 1997. The venture debt is subject to cross default provisions so that failure to pay any material obligation is highly likely to accelerate the total balance due. Management has no intention of funding future operating losses or debt obligations. The venture debt is primarily denominated in U. S. dollars with the revenues and operating expenses of the business denominated in local currency.



    - As determined on a U. S. GAAP basis, the venture's liabilities exceeded its assets as of December 31, 1997, making the venture insolvent at that time.



    - The business plan for the venture contemplated a significant contribution to cash flows from the wireline business. The actual and potential cash flows of the venture have been severely diminished by the inability of the venture to effectively establish the wireline business. The venture has other lines of business (gateway switch, satellite and wireless communications) which do not generate sufficient cash flow to fund the operations and to retire the debt. Management believes that such condition is other than temporary and its investment is impaired as of December 31, 1997.



    The following table shows summarized financial information for the Malaysian venture, Binariang SDN BHD:



                                                                          YEAR ENDED DECEMBER 31,
                                                                      -------------------------------
                                                                        1997       1996       1995
                                                                      ---------  ---------  ---------
RESULTS OF OPERATIONS
Revenues............................................................  $     268  $      90  $      20
Operating losses....................................................        (72)       (73)      (145)
Net loss............................................................       (361)      (120)      (139)



                                                                                   DECEMBER 31,
                                                                               --------------------
                                                                                 1997       1996
                                                                               ---------  ---------
FINANCIAL POSITION
Current assets...............................................................  $     151  $      99
Property, plant and equipment--net...........................................        695        671
Other assets.................................................................         23         15
                                                                               ---------  ---------
Total assets.................................................................  $     869  $     785
                                                                               ---------  ---------
                                                                               ---------  ---------
Current liabilities and current debt.........................................  $     891  $     302
Long-term debt...............................................................     --            282
Equity (deficit).............................................................        (22)       201
                                                                               ---------  ---------
Total liabilities and equity (deficit).......................................  $     869  $     785
                                                                               ---------  ---------
                                                                               ---------  ---------



    In the case of Indonesia, the net book value of the venture had been reduced to its fair value of zero through recognition of $43 of equity losses during 1997. The $55 charge was to recognize probable funding commitments in connection with a shareholder support agreement. The probable funding commitments consist of the Company's remaining contractual commitment under the shareholder support agreement of

                                 U S WEST, INC.

NOTE 7: NET INVESTMENT IN INTERNATIONAL VENTURES (CONTINUED)

$19 and its partners' remaining commitments of $36. Under the terms of the shareholder support agreement, each shareholder is responsible for the full unfunded liability if the other shareholders do not meet their proportionate obligations. Although the lenders have not formally declared default, the venture is in default of its debt agreements. Management believes that it is probable that default will be declared by the lenders and that the other shareholders will not meet their proportionate obligations. As a result, the Company has accrued for its partners' share of the commitment under the shareholder support agreement.



    The following factors were considered by management in determining that the Indonesian investment was impaired and that accrual of the Company's and its partners' funding liabilities were necessary:



    - As determined on a U. S. GAAP basis, the venture's liabilities, predominantly U. S. dollar denominated debt, exceeded its assets as of December 31, 1997.



    - Management believes the venture is not viable given the political and economic uncertainties in Indonesia.



    - The venture has ceased funding capital projects.



    The Company's other ventures in Asia, located in Japan, Singapore and India, were evaluated for impairment at December 31, 1997. Such evaluation indicated there was no impairment as the fair value of these ventures exceeded their recorded values.



    The following table shows summarized combined financial information for U S WEST's investments in international ventures, including Binariang SDN BHD, accounted for on the equity method:


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

                                 U S WEST, INC.

NOTE 7: NET INVESTMENT IN INTERNATIONAL VENTURES (CONTINUED)

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

                                 U S WEST, INC.

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

    Effective January 1, 1996, U S WEST adopted SFAS No. 121. SFAS No. 121 requires that long-lived assets and associated intangibles be written down to fair value whenever an impairment review indicates that the carrying value cannot be recovered on an undiscounted cash flow basis. SFAS No. 121 also requires that a company no longer record depreciation expense on assets held for sale. Adoption of SFAS No. 121 resulted in income of $34 (net of income tax expense of $22) in 1996 from the cumulative effect of reversing depreciation expense recorded in prior years related to rural telephone exchanges held for sale. Depreciation expense was reversed from the date U S WEST formally committed to a plan to dispose of the rural telephone exchange assets to January 1, 1996. The income was recorded as a cumulative effect of change in accounting principle in accordance with SFAS No. 121. As a result of adopting SFAS No. 121, depreciation expense for 1996 was reduced by $24.

                                 U S WEST, INC.

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

    In 1995, U S WEST issued $130 of DECS, due December 15, 1998, in the principal amount of $24.00 per note. The notes bear annual interest at 7.625 percent. Upon maturity, each DECS will be redeemed by U S WEST for shares of Enhance held by U S WEST or the cash equivalent, at U S WEST's option. The number of shares to be delivered at maturity varies based on the per share market price of Enhance. If the market price is $24.00 per share or less, one share of Enhance will be delivered for each note; if the market price is between $24.00 and $28.32 per share, a fractional share equal to $24.00 is delivered; if the market

                                 U S WEST, INC.

NOTE 10: DEBT (CONTINUED)
price is greater than $28.32 per share, .8475 of a share is delivered for each note. At December 31, 1997, the Enhance shares had a market price of $59.50 per share. The capital assets segment currently owns 29.2 percent of the outstanding Enhance common stock.

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

    Senior unsecured notes and debentures and senior subordinated debt totaling $2.3 billion as of December 31, 1997 were assumed by U S WEST in connection with the Continental Acquisition and are not guaranteed by U S WEST. These notes and debentures limit MediaOne Delaware's ability to, among other things, pay dividends, create liens, incur additional debt, dispose of property, investments and leases, and require certain minimum ratios of cash flow to debt and cash flow to related fixed charges.

    During 1997, U S WEST redeemed its zero coupon subordinated notes due June 25, 2011. Upon redemption, the notes had a recorded value of $571. The debt extinguishment resulted in a loss of $6 (net of income tax benefits of $4) primarily related to the write-off of deferred debt issuance costs. Also during 1997, MediaOne Delaware redeemed a 10 5/8 percent senior subordinated note with a recorded value of

                                 U S WEST, INC.

NOTE 10: DEBT (CONTINUED)
$110, including a premium of $10. The debt extinguishment resulted in a gain of $3 (net of income tax expenses of $2). The net loss on the redemptions is reflected as an extraordinary charge in the accompanying Consolidated Statements of Operations. U S WEST financed the redemptions with floating-rate commercial paper.

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

                                 U S WEST, INC.

NOTE 10: DEBT (CONTINUED)
    In connection with the Separation, New U S WEST and MediaOne will seek to refinance the U S WEST Indebtedness through a combination of tender offers, prepayments, defeasance, consent solicitations and/or exchange offers. As of February 20, 1998, the estimated cost of the Refinancing is $346 ($231 after tax). In addition to refinancing costs, such costs include the difference between the market and face value of the U S WEST Indebtedness and a charge for unamortized debt issuance costs.

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

                                 U S WEST, INC.

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

                                    ---------
                                    ---------

    During 1997, U S WEST received proceeds of $898 from the sales of TCG and TWX shares and realized pretax gains totaling $206. Net unrealized gains and losses on marketable securities are included

                                 U S WEST, INC.

NOTE 11: FAIR VALUES OF FINANCIAL INSTRUMENTS (CONTINUED) in equity. The 1997 net unrealized gains were $13 (net of deferred taxes of $6). The 1996 net unrealized gains were $1 (net of deferred taxes).

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

    U S WEST has guaranteed the payment of interest and redemption amounts to holders of Preferred Securities when Financing I and II have funds available for such payments (the "Payment Guarantee") as well as Capital Funding's undertaking to pay all of Financing I and II's costs, expenses and other obligations (the "Expense Undertaking"). The Payment Guarantee and the Expense Undertaking, including U S WEST's guarantee with respect thereto, considered together with Capital Funding's obligations under the indenture and Subordinated Debt Securities and U S WEST's obligations under the indenture, declaration and Debt Guarantee, constitute a full and unconditional guarantee by U S WEST of Financing I and II's obligations under the Preferred Securities. The interest and other payment dates on

                                 U S WEST, INC.

NOTE 13: COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY COMPANY-GUARANTEED DEBENTURES (CONTINUED)
the Subordinated Debt Securities correspond to the distribution and other payment dates on the Preferred Securities. Under certain circumstances, the Subordinated Debt Securities may be distributed to the holders of Preferred Securities and common securities in liquidation of Financing I and II.

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

    On September 2, 1994, U S WEST issued to Fund American Enterprises Holdings Inc. ("FFC") 50,000 shares of a class of 7 percent Series C Cumulative Redeemable Preferred Stock (the "Series C Preferred Stock") for a total of $50. See Note 22--Net Investment in Assets Held for Sale--to the Consolidated Financial Statements. The preferred stock was recorded at the fair market value of $51 at the issue date. Media Group has the right commencing September 2, 1999, to redeem the shares for one thousand dollars per share plus unpaid dividends and a redemption premium. The shares are mandatorily

                                 U S WEST, INC.

NOTE 14: PREFERRED STOCK SUBJECT TO MANDATORY REDEMPTION (CONTINUED) redeemable in 2004 at face value plus unpaid dividends. At the option of FFC, the preferred stock also can be redeemed for common shares of FSA. The market value of the option was $71 and $35 (based on the Black-Scholes model) at December 31, 1997 and 1996, respectively, with no carrying value.

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

MEDIA GROUP CONTINGENCIES


    Prior to April 6, 1998, Media Group and AirTouch were parties to the AirTouch Joint Venture pursuant to which they had agreed to combine their domestic cellular businesses. In February 1997, the King County Superior Court in Washington state ruled that a subsidiary of Media Group violated the

                                 U S WEST, INC.

NOTE 20: COMMITMENTS AND CONTINGENCIES (CONTINUED)

terms of its partnership agreement with its minority partners in the Seattle cellular partnership by entering into the AirTouch Joint Venture. Similar litigation was filed in other jurisdictions regarding other cellular partnerships by the same minority partner that brought the Seattle litigation. On December 1, 1997, this minority partner announced it was selling its minority interests in the eight cellular properties where it was a partner with a Media Group subsidiary to AirTouch. As a result of the minority partner's actions, litigation in the states of Washington, Arizona, Colorado, Minnesota, Idaho and Delaware has now been stayed or dismissed pending consummation of the transfer of the minority partner's interest to AirTouch. The AirTouch Transaction, which was entered into in lieu of the AirTouch Joint Venture, was consummated on April 6, 1998.


U S WEST GUARANTEES


    U S WEST commitments and debt guarantees associated with Media Group international and domestic investments totaled approximately $650 and $100, respectively, at December 31, 1997. In addition, a Media Group subsidiary guarantees debt, non-recourse to U S WEST, associated with its international investment in the principal amount of approximately $600.


NOTE 21: SUBSEQUENT EVENT

SALE OF DOMESTIC WIRELESS BUSINESSES


    On April 6, 1998, U S WEST sold its domestic wireless businesses to AirTouch in a tax-efficient transaction. The AirTouch Transaction was consummated pursuant to the AirTouch Merger Agreement dated as of January 29, 1998. The domestic wireless businesses included cellular communication services provided to 2.6 million customers in 12 western and midwestern states and a 25 percent interest in PrimeCo. Pursuant to the AirTouch Merger Agreement, AirTouch acquired these cellular and PCS interests. Consideration under the AirTouch Transaction consists of (i) debt reduction of $1.35 billion, (ii) the issuance to U S WEST of $1.65 billion in liquidation preference of dividend bearing AirTouch preferred stock (fair value of approximately $1.5 billion), and (iii) the issuance to U S WEST of 59.5 million shares of AirTouch common stock.



    This transaction resulted in the disposition of Media Group's domestic wireless businesses. Applying the terms of the AirTouch Merger Agreement, this transaction will result in a gain of approximately $2.3 billion, net of deferred taxes of $1.7 billion.



    In connection with this transaction, U S WEST and AirTouch have entered into an investment agreement, pursuant to which AirTouch has agreed to provide to U S WEST registration rights with respect to the shares of AirTouch preferred stock and AirTouch common stock which U S WEST received in the AirTouch Transaction and to assist U S WEST in the monetization of such shares.



    Prior to April 6, 1998, U S WEST and AirTouch were parties to a multi-phased joint venture pursuant to which they had agreed to combine their domestic cellular businesses. The AirTouch Transaction was consummated in lieu of such joint venture.


NOTE 22: NET INVESTMENT IN ASSETS HELD FOR SALE

    The Consolidated Financial Statements include the discontinued operations of the capital assets segment. In 1993, the Board approved a plan to dispose of the capital assets segment through the sale of

                                 U S WEST, INC.

NOTE 22: NET INVESTMENT IN ASSETS HELD FOR SALE (CONTINUED) segment assets and businesses. The capital assets segment includes activities related to financial services and financial guarantee insurance operations. Also included in the segment is U S WEST Real Estate, Inc., for which disposition was announced in 1991.

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

                                 U S WEST, INC.

NOTE 23: SUPPLEMENTAL COMMUNICATIONS GROUP AND MEDIA GROUP COMBINED STATEMENTS (CONTINUED)

                                                                                        YEAR ENDED DECEMBER 31,
U S WEST COMMUNICATIONS GROUP COMBINED STATEMENTS                                   -------------------------------
OF INCOME                                                                             1997       1996       1995
                                                                                    ---------  ---------  ---------
                                                                                          DOLLARS IN MILLIONS
Operating revenues:
  Local service...................................................................  $   5,016  $   4,770  $   4,344
  Interstate access service.......................................................      2,666      2,507      2,378
  Intrastate access service.......................................................        761        770        747
  Long-distance network services..................................................        885      1,100      1,189
  Other services..................................................................        991        932        826
                                                                                    ---------  ---------  ---------
    Total operating revenues......................................................     10,319     10,079      9,484

Operating expenses:
  Employee-related expenses.......................................................      3,697      3,594      3,341
  Other operating expenses........................................................      1,870      1,634      1,543
  Taxes other than income taxes...................................................        416        389        380
  Depreciation and amortization...................................................      2,126      2,122      2,042
                                                                                    ---------  ---------  ---------
    Total operating expenses......................................................      8,109      7,739      7,306
                                                                                    ---------  ---------  ---------

Operating income..................................................................      2,210      2,340      2,178

Interest expense..................................................................       (403)      (445)      (427)
Gains on sales of rural telephone exchanges.......................................         77         59        136
Gain on sale of investment in Bellcore............................................         53     --         --
Other expense--net................................................................        (73)       (41)       (41)
                                                                                    ---------  ---------  ---------
Income before income taxes, extraordinary items and cumulative effect of change in
  accounting principle............................................................      1,864      1,913      1,846
Provision for income taxes........................................................       (684)      (698)      (662)
                                                                                    ---------  ---------  ---------
Income before extraordinary items and cumulative effect of change in accounting
  principle.......................................................................      1,180      1,215      1,184
Extraordinary items--early extinguishment of debt--net of tax.....................         (3)    --             (8)
                                                                                    ---------  ---------  ---------
Income before cumulative effect of change in accounting principle.................      1,177      1,215      1,176
Cumulative effect of change in accounting principle--net of tax...................     --             34     --
                                                                                    ---------  ---------  ---------
NET INCOME........................................................................  $   1,177  $   1,249  $   1,176
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------

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

                                 U S WEST, INC.

NOTE 24: QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED)

    1996 first-quarter net income includes the cumulative and current effects of $34 ($0.07 per share of Communications Stock) and $5 ($0.01 per share of Communications Stock), respectively, from adopting SFAS No. 121. 1996 second-quarter net income includes $30 ($0.06 per share of Communications Stock) from gains on the sales of certain rural telephone exchanges, a charge of $19 ($0.04 per share of Media Stock) related to the sale of the Company's cable television interests in Norway, Sweden and Hungary and the current effects of $5 ($0.01 per share of Communications Stock) from adopting SFAS No. 121. 1996 third-quarter net income includes $1 (no per share of Communications Stock impact) from gains on the sales of certain rural telephone exchanges and the current effects of $3 ($0.01 per share of Communications Stock) from adopting SFAS No. 121. 1996 fourth-quarter net income includes $5 ($0.01 per share of Communications Stock) from gains on the sales of certain rural telephone exchanges, losses of $71 and losses available for common stock of $77 ($0.15 per share of Media Stock) related to the Continental Acquisition and the current effects of $2 ($0.01 per share of Communications Stock) from adopting SFAS No. 121.


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