Form 10-Q
period 1998-03-31
US WEST INC
filed 1998-05-15
CIK 732718

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION

                          Washington, DC 20549

                               FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

             For the Quarterly Period Ended March 31, 1998

                                 OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _____ to _____

                      Commission File Number 1-8611

                              U S WEST, Inc.

A Delaware Corporation                             IRS Employer No. 84-0926774

        7800 East Orchard Road, Englewood, Colorado 80111-2526

                      Telephone Number 303-793-6500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X_ No __

The number of shares of each class of U S WEST, Inc.'s common stock outstanding (net of shares held in treasury), at April 30, 1998, was:

U S WEST Communications Group Common Stock - 484,953,012 shares;
U S WEST Media Group Common Stock - 608,893,048 shares

                                                  U S WEST, Inc.
                                                     Form 10-Q
                                                 TABLE OF CONTENTS

Item                                                                                                   Page
                                      PART I - FINANCIAL INFORMATION

1.        U S WEST, Inc. Financial Information

                 Consolidated Statements of Operations -
                           Three Months Ended March 31, 1998 and 1997                                     3

                 Consolidated Balance Sheets -
                            March 31, 1998 and December 31, 1997                                          5

                 Consolidated Statements of Cash Flows -
                           Three Months Ended March 31, 1998 and 1997                                     7

                  Notes to Consolidated Financial Statements                                              8

2.        U S WEST, Inc. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                                     26

3.        U S WEST, Inc. Quantitative and Qualitative Disclosures About
                  Market Risk                                                                            44

                                       PART II - OTHER INFORMATION

1.        Legal Proceedings                                                                              45

6.        Exhibits and Reports on Form 8-K                                                               45


Form 10-Q - Part I

CONSOLIDATED STATEMENTS OF OPERATIONS                          U S WEST, Inc.
(Unaudited)
---------------------------------------------------------------------------------- ---------------------------
                                                                                       Three Months Ended
                                                                                             March 31,
Dollars in millions                                                                       1998           1997
---------------------------------------------------------------------------- ------------------ --------------

Sales and other revenues                                                                $3,967         $3,766

Operating expenses:
   Employee-related expenses                                                             1,247          1,148
   Other operating expenses                                                                914            842
   Taxes other than income taxes                                                           111            124
   Depreciation and amortization                                                           880            830
                                                                             ------------------ --------------
         Total operating expenses                                                        3,152          2,944
                                                                             ------------------ --------------

Operating income                                                                           815            822

Interest expense                                                                         (247)          (278)
Equity losses in unconsolidated ventures                                                 (136)          (165)
Gain on asset sales:
   Investments                                                                              17             51
   Rural telephone exchanges                                                                 -             18
Guaranteed minority interest expense                                                      (22)           (22)
Other expense - net                                                                       (62)           (26)
                                                                             ------------------ --------------

Income before income taxes                                                                 365            400
Provision for income taxes                                                               (153)          (170)
                                                                             ------------------ --------------

NET INCOME                                                                              $  212         $  230
                                                                             ================== ==============

Dividends on preferred stock                                                              (13)           (13)
                                                                             ------------------ --------------

EARNINGS AVAILABLE FOR COMMON STOCK                                                     $  199         $  217

                                                                             ================== ==============





See Notes to Consolidated Financial Statements.

Form 10-Q - Part I

CONSOLIDATED STATEMENTS OF OPERATIONS                                   U S WEST, Inc.
(Unaudited), continued
---------------------------------------------------------------------------------- ---------------------------
                                                                                       Three Months Ended
                                                                                             March 31,
In thousands (except per share amounts)                                                   1998           1997
----------------------------------------------------------------------------
                                                                             ------------------ --------------

COMMUNICATIONS GROUP:

    Basic earnings per common share                                                      $0.72          $0.70
                                                                             ================== ==============

    Basic average common shares outstanding                                            484,964        481,341
                                                                             ================== ==============

    Diluted earnings per common share                                                    $0.71          $0.70
                                                                             ================== ==============

    Diluted average common shares outstanding                                          489,113        492,394
                                                                             ================== ==============

    Dividends per common share                                                          $0.535         $0.535
                                                                             ================== ==============

MEDIA GROUP:

    Basic and diluted loss per common share                                            $(0.24)        $(0.20)
                                                                             ================== ==============

    Basic and diluted average common shares outstanding                                608,295        606,527
                                                                             ================== ==============












See Notes to Consolidated Financial Statements.

Form 10-Q - Part I

CONSOLIDATED BALANCE SHEETS                                                          U S WEST, Inc.
(Unaudited)
------------------------------------------------------------------------ ---------------- --------------------
                                                                               March 31,         December 31,
Dollars in millions                                                                 1998                 1997
------------------------------------------------------------------------ ---------------- --------------------

ASSETS

Current assets:
     Cash and cash equivalents                                                $      521           $      211
     Accounts and notes receivable  - net                                          2,053                2,249
     Inventories and supplies                                                        202                  179
     Deferred directory costs                                                        263                  257
     Deferred tax asset                                                              330                  373
     Prepaid and other                                                               148                  130
                                                                         ---------------- --------------------

Total current assets                                                               3,517                3,399

Gross property, plant and equipment                                               39,791               39,223
Accumulated depreciation                                                          21,135               20,643
                                                                         ---------------- --------------------

Property, plant and equipment - net                                               18,656               18,580

Investment in Time Warner Entertainment                                            2,487                2,486
Net investment in international ventures                                             456                  475
Intangible assets - net                                                           12,537               12,674
Net investment in assets held for sale                                               441                  419
Other assets                                                                       1,786                1,707
                                                                         ---------------- --------------------

Total assets                                                                    $ 39,880             $ 39,740
                                                                         ================ ====================












See Notes to Consolidated Financial Statements.

Form 10-Q - Part I

CONSOLIDATED BALANCE SHEETS                                                          U S WEST, Inc.
(Unaudited), continued
-------------------------------------------------------------------- ------------------- ---------------------
                                                                              March 31,          December 31,
Dollars in millions                                                                1998                  1997
-------------------------------------------------------------------- ------------------- ---------------------

LIABILITIES AND SHAREOWNERS' EQUITY

Current liabilities:
     Short-term debt                                                           $  1,882              $  1,430
     Accounts payable                                                             1,446                 1,751
     Employee compensation                                                          402                   521
     Dividends payable                                                              269                   268
     Deferred revenues and customer deposits                                        466                   444
     Other                                                                        1,982                 1,901
                                                                     ------------------- ---------------------

Total current liabilities                                                         6,447                 6,315

Long-term debt                                                                   13,178                13,248
Postretirement and other postemployment
     benefit obligations                                                          2,562                 2,570
Deferred income taxes                                                             4,086                 4,068
Deferred credits and other                                                        1,075                 1,035

Contingencies

Company-obligated mandatorily redeemable preferred
   securities of subsidiary trust holding solely
   Company-guaranteed debentures                                                  1,080                 1,080
Preferred stock subject to mandatory redemption                                     100                   100

Shareowners' equity:
   Preferred stock                                                                  923                   923
   Common shares                                                                 10,871                10,876
   Retained deficit                                                               (417)                 (369)
   LESOP guarantee                                                                 (46)                  (46)
   Accumulated other comprehensive income (loss)                                     21                  (60)
                                                                     ------------------- ---------------------
Total shareowners' equity                                                        11,352                11,324
                                                                     ------------------- ---------------------

Total liabilities and shareowners' equity                                      $ 39,880              $ 39,740


                                                                     =================== =====================



See Notes to Consolidated Financial Statements.

Form 10-Q - Part I

CONSOLIDATED STATEMENTS OF CASH FLOWS                                    U S WEST, Inc.
(Unaudited)
----------------------------------------------------------------------------------- --------------------------

Three Months Ended March 31,                                                                1998         1997
------------------------------------------------------------------------------------ ------------ ------------
                                                                                          Dollars in millions
OPERATING ACTIVITIES
   Net income                                                                               $212         $230
   Adjustments to net income:
      Depreciation and amortization                                                          880          830
      Equity losses in unconsolidated ventures                                               136          165
      Gain on sales of investments                                                          (17)         (51)
      Gain on sale of rural telephone exchanges                                                -         (18)
      Deferred income taxes and amortization of investment tax credits                        33         (27)
   Changes in operating assets and liabilities:
      Postretirement medical and life costs, net of cash fundings                           (19)          (6)
      Accounts and notes receivable                                                          168          108
      Inventories, supplies and other current assets                                        (49)         (51)
      Accounts payable and accrued liabilities                                             (104)          161
   Other - net                                                                                19            5
                                                                                      ----------- ------------
   Cash provided by operating activities                                                   1,259        1,346
                                                                                      ----------- ------------

INVESTING ACTIVITIES
   Expenditures for property, plant and equipment                                          (918)        (764)
   Payment to Continental Cablevision shareowners                                              -      (1,150)
   Investment in international ventures                                                     (45)         (48)
   Investment in domestic ventures                                                         (117)         (55)
   Proceeds from sales of investments                                                         71          176
   Cash from net investment in assets held for sale                                           13           29
   Other - net                                                                                21            4
                                                                                      ----------- ------------
   Cash used for investing activities                                                      (975)      (1,808)
                                                                                      ----------- ------------

FINANCING ACTIVITIES
   Net proceeds from (repayments of) short-term debt                                         326      (3,339)
   Proceeds from issuance of long-term debt                                                    -        4,090
   Repayments of long-term debt                                                             (23)         (55)
   Dividends paid on common and preferred stock                                            (272)        (248)
   Proceeds from issuance of common stock                                                     30           30
   Purchases of treasury stock                                                              (35)         (53)
                                                                                      ----------- ------------

   Cash provided by financing activities                                                      26          425
                                                                                      ----------- ------------

CASH AND CASH EQUIVALENTS
   Increase (decrease)                                                                       310         (37)
   Beginning balance                                                                         211          201
                                                                                      =========== ============
   Ending balance                                                                           $521         $164

                                                                                      =========== ============



See Notes to Consolidated Financial Statements.

Form 10-Q - Part I

                                                  U S WEST, Inc.
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     For the Three Months Ended March 31, 1998
                                               (Dollars in millions)
                                                    (Unaudited)

A.  Summary of Significant Accounting Policies

Basis of Presentation. U S WEST, Inc. ("U S WEST" or the "Company") has two classes of common stock that are intended to reflect separately the performance of its communications and multimedia businesses. One class of stock, Communications Stock, reflects the communications businesses of U S WEST known as U S WEST Communications Group ("Communications Group") and the other class of stock, Media Stock, reflects the multimedia businesses of U S WEST known as U S WEST Media Group ("Media Group").

The Consolidated Financial Statements have been prepared by U S WEST pursuant to the interim reporting rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally accompanying financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of U S WEST's management, the Consolidated Financial Statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial information set forth therein. It is suggested that these Consolidated Financial Statements be read in conjunction with the 1997 U S WEST Consolidated Financial Statements and notes thereto filed on Form 10-K, as amended by Form 10-K/A filed April 13, 1998, and included in U S WEST's proxy statement mailed to all shareowners on April 20, 1998.

Certain reclassifications within the Consolidated Financial Statements have been made to conform to the current year presentation.

New Accounting Standards. Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities," was issued in April 1998. SOP 98-5 requires, among other things, that the costs related to start-up activities of a new entity, facility, product or service be expensed. Adoption of SOP 98-5 is required as of January 1, 1999, but earlier adoption is allowed. The effect of adopting SOP 98-5 is under evaluation.

 B.   U S WEST Separation

          On October 25, 1997, the Board of Directors of U S WEST adopted a proposal to separate U S WEST into two independent companies
(the "Separation"). As a result of the Separation, the Communications Group will become an independent public company and will be renamed "U S WEST, Inc." ("New U S WEST"). In addition, Media Group's directory business known as

Form 10-Q - Part I

                                                  U S WEST, Inc.
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               (Dollars in millions)
                                                    (Unaudited)

U S WEST Dex, Inc. ("Dex") will be aligned with New U S WEST
(the "Dex Alignment"). Following the Separation, U S WEST will continue as an independent public company comprised of the current businesses of Media Group other than Dex and will be renamed "MediaOne Group, Inc." ("MediaOne").

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

MediaOne will account for the Separation as a discontinuance of the businesses comprising New U S WEST. The measurement date for discontinued operations accounting purposes will be the date upon which U S WEST stockholder approval is obtained. Because the distribution is non pro-rata, as compared with the businesses previously attributed to U S WEST's two classes of stockholders, it will be accounted for at fair value and MediaOne will recognize a gain on the distribution of New U S WEST. Based on the number of shares of Communications Stock outstanding and market price as of May 1, 1998, the gain (net of Separation costs) is estimated at approximately $25.6 billion. The Company will incur Separation costs during 1998 of approximately $175, which includes cash payments under severance agreements of $45 and financial advisory, legal, registration fee, printing and mailing costs. Separation costs also include a one-time payment to terminate the sale of the Media Group cable system in Minnesota.

Further information about the Separation is contained in U S WEST's proxy statement mailed to all shareowners on April 20, 1998. U S WEST shareowners have been asked to consider and approve the Separation at its annual meeting to be held on June 4, 1998. Subject to shareowner approval, the transaction is expected to be completed by mid-June 1998.

Form 10-Q - Part I

                                                  U S WEST, Inc.
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               (Dollars in millions)
                                                    (Unaudited)

 C.   Comprehensive Income

During first-quarter 1998, U S WEST adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires, among other things, that the components and total amount of comprehensive income be displayed in the financial statements for interim and annual periods beginning in 1998. Comprehensive income includes net income and all changes in equity during a period that arise from nonowner sources, such as foreign currency items and unrealized gains and losses on certain investments in debt and equity securities.

Total comprehensive income and the components of comprehensive income follow:

----------------------------------------------------------------------- ---------------------------------------
                                                                                  Three Months Ended
                                                                                       March 31,
                                                                               1998                1997
----------------------------------------------------------------------- -------------------- ------------------
Net income                                                                           $  212             $  230

Other comprehensive income, before tax:
   Foreign currency translation adjustments                                              16                 12
   Unrealized gains (losses) on debt and equity securities                              118               (63)
   Reclassification for losses realized in net income                                     -                (3)
Income tax (expense)  benefit related to items of other  comprehensive
     income                                                                            (53)                 22
                                                                        --------------------  -----------------


Total comprehensive income                                                           $  293             $  198
======================================================================= ==================== ==================

 D.   Minnesota System

In May 1997, pursuant to a Federal Communications Commission ("FCC") order,
U S WEST entered into an agreement to sell its cable  systems
(the "Minnesota System") in Minnesota for proceeds of $600. Under the terms of the agreement, Media Group had the right to terminate the agreement at any time upon payment of a $30 termination fee. As a result of the Separation, Media Group will no longer be prohibited by federal law from owning the Minnesota System. In February 1998, in response to U S WEST's petition, the FCC granted to U S WEST a waiver which would permit Media Group to retain the Minnesota System so long as the Separation is consummated by July
31, 1998. Media Group has terminated the agreement to sell the Minnesota System and otherwise settled all claims related thereto.

Form 10-Q - Part I

                                               U S WEST, Inc.
                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Dollars in millions, except per share amounts)
                                                 (Unaudited)

E.  Earnings Per Share

The following reflects the computation of diluted earnings (loss) per share for Communications Stock and Media Stock:

---------------------------------------------------------------------------------- ---------------------------
                                                                                       Three Months Ended
                                                                                              March 31,
                                                                                           1998          1997
------------------------------------------------------------------------------- ---------------- -------------
                                                                                        (Shares in thousands)
Communications Group
Income used for basic earnings per share                                                   $347          $339
Interest on convertible zero coupon subordinated
    notes, net of tax                                                                         -             3
                                                                                ---------------- -------------
Income used for diluted earnings per share                                                 $347          $342
                                                                                ================ =============

Weighted average number of shares used for basic
    earnings per share                                                                  484,964       481,341
Effect of dilutive securities:
    Stock options                                                                         4,149         1,667
    Convertible zero coupon subordinated notes                                                -         9,386
                                                                                ---------------- -------------
Weighted average number of shares used for diluted
    earnings per share                                                                  489,113       492,394
                                                                                ================ =============

Communications Group basic earnings per share                                             $0.72         $0.70
Communications Group diluted earnings per share                                            0.71          0.70
------------------------------------------------------------------------------- ---------------- -------------



The Communications Group dilutive securities represent the incremental weighted average shares from the assumed exercise of Communications Group stock options and the assumed conversion of the zero coupon subordinated notes which were redeemed in August 1997.

Form 10-Q - Part I

                                              U S WEST, Inc.
                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Dollars in millions, except per share amounts)
                                                (Unaudited)

---------------------------------------------------------------------------------- ---------------------------
                                                                                          Three Months Ended
                                                                                              March 31,
                                                                                           1998          1997
------------------------------------------------------------------------------- ---------------- -------------
                                                                                        (Shares in thousands)
Media Group

Loss                                                                                     $(135)        $(109)
Dividends on preferred stock                                                               (13)          (13)
                                                                                ---------------- -------------
Loss available to common shareowners used for basic and
    diluted loss per share                                                               $(148)        $(122)
                                                                                ================ =============

Weighted average number of shares used for basic and
    diluted loss per share                                                              608,295       606,527
                                                                                ================ =============

Media Group basic and diluted loss per share                                            $(0.24)       $(0.20)
--------------------------------------------------------------------------------------------------------------



Media Group diluted loss per share does not include potential share issuances associated with Media Group stock options, convertible zero coupon subordinated notes and the convertible Series D Preferred Stock due to their antidilutive effects. The zero coupon subordinated notes were redeemed in August 1997.


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

Form 10-Q - Part I

                                                  U S WEST, Inc.
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               (Dollars in millions)
                                                    (Unaudited)

U S WEST Communications filed an appeal of the order and asked for an immediate stay of the refund with the Oregon Circuit Court which granted U S WEST Communications' request for a stay, pending a full review of the OPUC's order. On February 19, 1998, the Oregon Circuit Court entered a judgment in U S WEST Communications' favor on most of the appealed issues. The OPUC appealed on March 19, 1998. The potential exposure, including interest, at March 31, 1998, is not expected to exceed $210.

Utah. In another proceeding, the Utah Supreme Court has remanded a Utah Public Service Commission ("UPSC") order to the UPSC for hearing, thereby establishing two exceptions to the rule against retroactive ratemaking: 1) unforeseen and extraordinary events, and 2) misconduct. The UPSC's initial order denied a refund request from interexchange carriers and other parties related to the Tax Reform Act of 1986. The potential exposure, including interest, at March 31, 1998, is not expected to exceed $160.

State Regulatory Accruals. U S WEST Communications has accrued $148 at
March 31, 1998, which represents its estimated liability for all state regulatory proceedings, predominately the items discussed above. It is possible that the ultimate liability could exceed the recorded liability by an amount up to approximately $220. U S WEST Communications will continue to monitor and evaluate the risks associated with its local regulatory jurisdictions, and will adjust estimates as new information becomes available.

In addition to its estimated liability for state regulatory proceedings, U S WEST Communications has an accrued liability of approximately $230 at March 31, 1998 related to refunds in the state of Washington. The Company expects that the majority of these refunds will be issued to ratepayers, interexchange carriers ("IXCs") and independent local exchange carriers ("LECs") during the second- and third-quarters of 1998.

G.  Subsequent Events

PrimeStar. Prior to April 1, 1998, Media Group held a 10.4 percent interest in PrimeStar Partners, L.P. ("Old PrimeStar"). In addition, Media Group distributed PrimeStar direct broadcast satellite ("DBS") services to subscribers in its service areas and, as a result, reflected consolidated operating results with respect to such subscribers. On April 1, 1998, Media Group contributed its interest in Old PrimeStar, as well as its PrimeStar subscribers and certain related assets, to PrimeStar, Inc. ("PrimeStar"), a newly formed entity, in exchange for an approximate 10 percent interest in PrimeStar and approximately $80 in cash (the "PrimeStar Contribution").

Form 10-Q - Part I

                                                  U S WEST, Inc.
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               (Dollars in millions)
                                                    (Unaudited)

AirTouch Transaction. On April 6, 1998, Media Group sold its domestic wireless businesses to AirTouch Communications, Inc. ("AirTouch") in a tax-efficient transaction (the "AirTouch Transaction"). The AirTouch Transaction was consummated pursuant to an agreement and plan of merger (the "AirTouch Merger Agreement") dated as of January 29, 1998. The domestic wireless businesses included cellular communication services provided to 2.6 million customers in 12 western and midwestern states and a 25 percent interest in PrimeCo Personal Communications, L.P. ("PrimeCo"). Pursuant to the AirTouch Merger Agreement, AirTouch acquired these cellular and personal communications services ("PCS") interests. Consideration under the AirTouch Transaction consisted of (i) debt reduction of $1.35 billion, (ii) the issuance to U S WEST of $1.65 billion in liquidation preference of dividend bearing AirTouch preferred stock (fair value of approximately $1.5 billion), and (iii) the issuance to U S WEST of 59.5 million shares of AirTouch common stock.

This transaction resulted in the disposition of Media Group's domestic wireless businesses. Applying the terms of the AirTouch Merger Agreement, this transaction resulted in a gain of approximately $2.2 billion, net of deferred taxes of $1.7 billion.

In connection with this transaction, U S WEST and AirTouch have entered into an investment agreement, pursuant to which AirTouch has agreed to provide to U S WEST registration rights with respect to the shares of AirTouch preferred stock and AirTouch common stock which U S WEST received in the AirTouch Transaction and to assist U S WEST in the monetization of such shares.

In order to minimize U S WEST's exposure to fluctuations in the market value of its investment in AirTouch preferred stock, U S WEST entered into an interest rate swap transaction on April 6, 1998 in the notional amount of $1.5 billion terminating on September 30, 1998. Such transaction requires that U S WEST (MediaOne after the Separation) either pay or receive the difference between the fixed interest rate of 5.865 percent and a floating rate which is indexed to the 30-year U. S. Treasury Bond rate. The contract qualifies for hedge accounting and is carried at market value with gains or losses recorded in equity until sale of the investment.

Debt and Preferred Securities Refinancing. In connection with the Separation, New U S WEST and MediaOne are seeking to refinance substantially all of the indebtedness issued or guaranteed by U S WEST (the "U S WEST Indebtedness") through a combination of tender offers, prepayments, defeasance, consent solicitations and/or exchange offers (the "Refinancing").

Form 10-Q - Part I

                                                  U S WEST, Inc.
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               (Dollars in millions)
                                                    (Unaudited)

At March 31, 1998, prior to giving effect to the AirTouch Transaction, U S WEST and its subsidiaries (including U S WEST's capital assets segment) had outstanding approximately $16.5 billion of indebtedness. Such indebtedness consists of approximately $8.1 billion of U S WEST Indebtedness, $5.5 billion of U S WEST Communications indebtedness, $2.7 billion of MediaOne of Delaware, Inc.("MediaOne Delaware") indebtedness and $200 million of indebtedness of U S WEST Financial Services, Inc. ("Financial Services"), a member of the capital assets segment. The approximate $8.1 billion of U S WEST Indebtedness includes $5.4 billion of medium and long-term debt securities, $1.1 billion of commercial paper, $500 million of other indebtedness and $1.08 billion of Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely Company-guaranteed debentures ("Preferred Securities").

As part of the Refinancing, the Company is offering the holders of Preferred Securities the right to exchange their Preferred Securities for an equal amount of new preferred securities guaranteed by MediaOne or cash (the "Exchange Offer"). Also as part of the Refinancing, the Company is making offers to purchase for cash (the "Cash Tender Offer") $5.2 billion of medium and long-term debt securities. Any securities not tendered pursuant to the Cash Tender Offer will be assumed by MediaOne, although U S WEST may determine to defease certain of such securities in lieu of assumption. In addition, U S WEST will prepay certain other U S WEST Indebtedness pursuant to the Refinancing.

Consummation of the Exchange Offer and the Cash Tender Offer is subject to certain conditions, including the approval of the Separation by U S WEST's shareowners.

After the Separation and related Refinancing, New U S WEST will have approximately $9.9 billion of debt, which will include $5.5 billion of U S WEST Communications indebtedness and $4.4 billion of U S WEST Indebtedness which includes the effects of the Refinancing (which includes the Dex Indebtedness) and the funding of certain costs of the Separation. New U S WEST, through its financing subsidiary U S WEST Capital Funding, Inc. ("Capital Funding), will initially finance the repurchase or repayment of U S WEST Indebtedness with commercial paper. Following consummation of the Separation, New U S WEST will issue medium and long-term securities to refinance a portion of the commercial paper.

Form 10-Q - Part I

                                                  U S WEST, Inc.
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               (Dollars in millions)
                                                    (Unaudited)

After the Separation and related Refinancing and after giving effect to the AirTouch Transaction, MediaOne will have approximately $5.4 billion of debt and preferred securities, which will include $2.7 billion of MediaOne Delaware indebtedness and $2.7 billion of debt and preferred securities issued or guaranteed by MediaOne, which includes new debt incurred by MediaOne Group Funding, Inc. ("MediaOne Funding"), a newly formed financing subsidiary of MediaOne, to refinance a portion of the U S WEST Indebtedness. It is anticipated that such new debt will be a combination of commercial paper and commercial bank debt. In addition, the capital assets segment, which will remain with MediaOne, will have approximately $400 million of indebtedness. MediaOne Funding's bank debt will include certain additional terms and covenants which are generally included in the bank indebtedness of cable companies. In addition, any senior indebtedness issued by MediaOne Funding after the Separation will be guaranteed by MediaOne Delaware and, as a result, will rank pari passu with MediaOne Delaware's senior indebtedness. To the extent the Preferred Securities are tendered for cash pursuant to the Exchange Offers, it is anticipated that MediaOne will issue additional preferred securities following the Separation so that it will have approximately $1 billion of preferred securities outstanding. Following the Separation, MediaOne intends to monetize the AirTouch securities it received in the AirTouch Transaction and use a portion of the proceeds to reduce its commercial paper and commercial bank debt.

In May 1998, New U S WEST and MediaOne entered into revolving bank credit facilities to support their commercial paper programs and, in the case of MediaOne, to provide financing in conjunction with the Refinancing. New
U S WEST's credit facility totals $4.5 billion; $3.5 billion matures in one year and $1.0 billion matures in five years. MediaOne's credit facility totals $4.0 billion; $2.0 billion matures in one year and $2.0 billion matures in five years.

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

Form 10-Q - Part I

                                                  U S WEST, Inc.
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               (Dollars in millions)
                                                    (Unaudited)

The components of net investment in assets held for sale follow:

------------------------------------------------------------------------ ----------------------- -------------------
                                                                                      March 31,        December 31,
                                                                                           1998                1997
------------------------------------------------------------------------ ----------------------- -------------------
ASSETS
Cash and cash equivalents                                                              $     65            $     54
Finance receivables - net                                                                   774                 777
Investment in real estate - net of valuation allowance                                      107                 156
Bonds, at market value                                                                      118                 119
Investment in FSA                                                                           397                 365
Other assets                                                                                206                 197
                                                                         ----------------------- -------------------

Total assets                                                                              1,667               1,668
                                                                         ----------------------- -------------------

LIABILITIES
Debt                                                                                        364                 372
Deferred income taxes                                                                       683                 669
Accounts payable, accrued liabilities and other                                             168                 197
Minority interests                                                                           11                  11
                                                                         ----------------------- -------------------

Total liabilities                                                                         1,226               1,249
                                                                         ----------------------- -------------------

Net investment in assets held for sale                                                   $  441              $  419
====================================================================================================================


Building sales and operating revenues of the capital assets segment were $63 and $57 for the three months ended March 31, 1998 and 1997, respectively.


Revenues of Financial Services were $5 for the three months ended
March 31, 1998 and 1997. Selected financial data for Financial Services follows:


--------------------------------------------------------------------------------------------------------------------
                                                                                    March 31,          December 31,
                                                                                         1998                  1997
--------------------------------------------------------------------------------------------------------------------

Net finance receivables                                                               $   822               $   824
Total assets                                                                            1,174                 1,208
Total debt                                                                                353                   363
Total liabilities                                                                       1,082                 1,121
Equity                                                                                     92                    87
--------------------------------------------------------------------------------------------------------------------

Form 10-Q - Part I

                                                  U S WEST, Inc.
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               (Dollars in millions)
                                                    (Unaudited)

I.  Supplemental Communications Group and Media Group Combined Statements

U S WEST COMMUNICATIONS GROUP COMBINED STATEMENTS OF INCOME
--------------------------------------------------------------------------------------------------------------
                                                                                       Three Months Ended
                                                                                             March 31,
                                                                                           1998          1997
--------------------------------------------------------------------------------------------------------------

Operating revenues:
     Local service                                                                       $1,350        $1,231
     Interstate access service                                                              698           687
     Intrastate access service                                                              206           200
     Long-distance network services                                                         201           250
     Other services                                                                         255           219
                                                                                ---------------- -------------
          Total operating revenues                                                        2,710         2,587

Operating expenses:
     Employee-related expenses                                                              938           864
     Other operating expenses                                                               481           445
     Taxes other than income taxes                                                           97           107
     Depreciation and amortization                                                          524           527
                                                                                ---------------- -------------
          Total operating expenses                                                        2,040         1,943
                                                                                ---------------- -------------

Operating income                                                                            670           644

Interest expense                                                                           (97)         (103)
Gain on sale of rural telephone exchanges                                                     -            18
Other expense - net                                                                        (25)          (22)
                                                                                ---------------- -------------

Income before income taxes                                                                  548           537
Provision for income taxes                                                                (201)         (198)
                                                                                ---------------- -------------

NET INCOME                                                                                 $347          $339
==============================================================================================================

Form 10-Q - Part I

                                                  U S WEST, Inc.
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               (Dollars in millions)
                                                    (Unaudited)


U S WEST COMMUNICATIONS GROUP COMBINED BALANCE SHEETS
--------------------------------------------------------------------------------------------------------------
                                                                               March 31,         December 31,
                                                                                    1998                 1997
--------------------------------------------------------------------------------------------------------------

ASSETS

Current assets:
     Cash and cash equivalents                                                  $    373            $      27
     Accounts and notes receivable  - net                                          1,586                1,681
     Inventories and supplies                                                        179                  150
     Deferred tax asset                                                              217                  247
     Prepaid and other                                                                78                   77
                                                                         ---------------- --------------------

Total current assets                                                               2,433                2,182

Gross property, plant and equipment                                               33,681               33,408
Accumulated depreciation                                                          19,503               19,176
                                                                         ---------------- --------------------

Property, plant and equipment - net                                               14,178               14,232

Other assets                                                                         825                  832
                                                                         ---------------- --------------------

Total assets                                                                     $17,436              $17,246
==============================================================================================================

Form 10-Q - Part I

                                                  U S WEST, Inc.
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               (Dollars in millions)
                                                    (Unaudited)


U S WEST COMMUNICATIONS GROUP COMBINED BALANCE SHEETS (continued)
--------------------------------------------------------------------------------------------------------------
                                                                              March 31,          December 31,
                                                                                   1998                  1997
--------------------------------------------------------------------------------------------------------------

LIABILITIES AND EQUITY

Current liabilities:
     Short-term debt                                                             $  898                $  626
     Accounts payable                                                             1,113                 1,325
     Employee compensation                                                          287                   375
     Dividends payable                                                              260                   259
     Advanced billings and customer deposits                                        306                   292
     Payable to Media Group                                                          92                    90
     Other                                                                        1,202                 1,033
                                                                      ------------------ ---------------------

Total current liabilities                                                         4,158                 4,000

Long-term debt                                                                    4,931                 5,020
Postretirement and other postemployment
     benefit obligations                                                          2,456                 2,468
Deferred income taxes                                                               839                   805
Deferred credits and other                                                          771                   754

Contingencies

Communications Group equity                                                       4,281                 4,199
                                                                      ------------------ ---------------------

Total liabilities and equity                                                    $17,436               $17,246
==============================================================================================================

Form 10-Q - Part I

                                                  U S WEST, Inc.
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               (Dollars in millions)
                                                    (Unaudited)


U S WEST COMMUNICATIONS GROUP COMBINED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------------------------------------
Three Months Ended March 31,                                                                1998         1997
--------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net income                                                                               $347       $  339
   Adjustments to net income:
      Depreciation and amortization                                                          524          527
      Gain on sale of rural telephone exchanges                                                -         (18)
      Deferred income taxes and amortization of investment tax credits                        61           18
   Changes in operating assets and liabilities:
      Postretirement medical and life costs, net of cash fundings                           (22)         (10)
      Accounts receivable                                                                     95           82
      Inventories, supplies and other current assets                                        (36)         (34)
      Accounts payable and accrued liabilities                                                98          193
   Other - net                                                                                 2            -
                                                                                      ----------- ------------
   Cash provided by operating activities                                                   1,069        1,097
                                                                                      ----------- ------------
INVESTING ACTIVITIES
   Expenditures for property, plant and equipment                                          (557)        (400)
   Proceeds from sale of rural telephone exchanges                                             -            7
   Proceeds from (payments on) disposals of
      property, plant and equipment                                                           19          (7)
   Purchase of PCS licenses                                                                 (18)            -
                                                                                      ----------- ------------
   Cash used for investing activities                                                      (556)        (400)
                                                                                      ----------- ------------
FINANCING ACTIVITIES
   Net proceeds from (repayments of) short-term debt                                         119        (429)
   Repayments of long-term debt                                                             (23)         (54)
   Dividends paid on common stock                                                          (259)        (237)
   Proceeds from issuance of common stock                                                     17           24
   Purchases of treasury stock                                                              (21)            -
                                                                                      ----------- ------------

   Cash used for financing activities                                                      (167)        (696)
                                                                                      ----------- ------------
CASH AND CASH EQUIVALENTS
   Increase                                                                                  346            1
   Beginning balance                                                                          27           80
                                                                                      =========== ============
   Ending balance                                                                           $373       $   81
==============================================================================================================

Form 10-Q - Part I

                                                  U S WEST, Inc.
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               (Dollars in millions)
                                                    (Unaudited)


U S WEST MEDIA GROUP COMBINED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------------------------------------
                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                ------------------------------
                                                                                          1998           1997
--------------------------------------------------------------------------------------------------------------

Sales and other revenues:
     Cable and broadband                                                                 $ 624          $ 556
     Wireless communications                                                               341            335
     Directory and information services                                                    307            309
     Other                                                                                   7              7
                                                                                --------------- --------------
          Total sales and other revenues                                                 1,279          1,207

Operating expenses:
     Cost of sales and other revenues                                                      424            406
     Selling, general and administrative expenses                                          354            320
     Depreciation and amortization                                                         356            303
                                                                                --------------- --------------
          Total operating expenses                                                       1,134          1,029
                                                                                --------------- --------------

Operating income                                                                           145            178

Interest expense                                                                         (150)          (175)
Equity losses in unconsolidated ventures                                                 (136)          (165)
Gains on sales of investments                                                               17             51
Guaranteed minority interest expense                                                      (22)           (22)
Other expense - net                                                                       (37)            (4)
                                                                                --------------- --------------

Loss before income taxes                                                                 (183)          (137)
Income tax benefit                                                                          48             28
                                                                                --------------- --------------

NET LOSS                                                                                $(135)         $(109)
                                                                                =============== ==============

Dividends on preferred stock                                                              (13)           (13)
                                                                                --------------- --------------

LOSS AVAILABLE FOR COMMON STOCK                                                         $(148)         $(122)
==============================================================================================================

Form 10-Q - Part I

                                                  U S WEST, Inc.
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               (Dollars in millions)
                                                    (Unaudited)


U S WEST MEDIA GROUP COMBINED BALANCE SHEETS
--------------------------------------------------------------------------------------------------------------
                                                                                March 31,        December 31,
                                                                                     1998                1997
--------------------------------------------------------------------------------------------------------------

ASSETS

Current assets:
     Cash and cash equivalents                                                       $148                $184
     Accounts and notes receivable  - net                                             478                 589
     Deferred directory costs                                                         263                 257
     Receivable from Communications Group                                              92                  90
     Deferred tax asset                                                               113                 126
     Other                                                                             93                  82
                                                                         ----------------- -------------------

Total current assets                                                                1,187               1,328

Property, plant and equipment - net                                                 4,478               4,348
Investment in Time Warner Entertainment                                             2,487               2,486
Net investment in international ventures                                              456                 475
Intangible assets - net                                                            12,443              12,597
Net investment in assets held for sale                                                441                 419
Other assets                                                                        1,064                 961
                                                                         ----------------- -------------------

Total assets                                                                      $22,556             $22,614
==============================================================================================================

Form 10-Q - Part I

                                                  U S WEST, Inc.
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               (Dollars in millions)
                                                    (Unaudited)


U S WEST MEDIA GROUP COMBINED BALANCE SHEETS (continued)
--------------------------------------------------------------------------------------------------------------
                                                                                March 31,        December 31,
                                                                                     1998                1997
--------------------------------------------------------------------------------------------------------------

LIABILITIES AND EQUITY

Current liabilities:
     Short-term debt                                                               $  984              $  804
     Accounts payable                                                                 338                 432
     Deferred revenue and customer deposits                                           160                 152
     Other                                                                            910               1,038
                                                                      -------------------- -------------------

Total current liabilities                                                           2,392               2,426

Long-term debt                                                                      8,247               8,228
Deferred income taxes                                                               3,247               3,262
Deferred credits and other                                                            419                 393

Company-obligated mandatorily redeemable preferred
   securities of subsidiary trust holding solely
   Company-guaranteed debentures                                                    1,080               1,080
Preferred stock subject to mandatory redemption                                       100                 100

Media Group equity                                                                  7,071               7,125
                                                                      -------------------- -------------------

Total liabilities and equity                                                      $22,556             $22,614
==============================================================================================================

Form 10-Q - Part I
                                                  U S WEST, Inc.
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               (Dollars in millions)
                                                    (Unaudited)


U S WEST MEDIA GROUP COMBINED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------------------------------------
Three Months Ended March 31,                                                                1998         1997
--------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net loss                                                                               $(135)       $(109)
   Adjustments to net loss:
      Depreciation and amortization                                                          356          303
      Equity losses in unconsolidated ventures                                               136          165
      Distributions from unconsolidated ventures                                               3            3
      Gains on sales of investments                                                         (17)         (51)
      Deferred income taxes                                                                 (27)         (45)
      Provision for uncollectibles                                                            28           25
   Changes in operating assets and liabilities:
      Accounts and notes receivable                                                           81            8
      Deferred directory costs, prepaid and other                                           (17)         (17)
      Accounts payable and accrued liabilities                                             (209)         (36)
   Other - net                                                                               (9)            3
                                                                                      ----------- ------------
   Cash provided by operating activities                                                     190          249
                                                                                      ----------- ------------

INVESTING ACTIVITIES
   Expenditures for property, plant and equipment                                          (361)        (364)
   Payment to Continental Cablevision shareowners                                              -      (1,150)
   Investment in international ventures                                                     (45)         (48)
   Investment in domestic ventures                                                          (99)         (55)
   Proceeds from sales of investments                                                         71          176
   Cash from net investment in assets held for sale                                           13           29
   Other - net                                                                                 2            4
                                                                                      ----------- ------------
   Cash used for investing activities                                                      (419)      (1,408)
                                                                                      ----------- ------------

FINANCING ACTIVITIES
   Net proceeds from (repayments of) short-term debt                                         207      (2,910)
   Proceeds from issuance of long-term debt                                                    -        4,090
   Repayments of long-term debt                                                                -          (1)
   Proceeds from issuance of common stock                                                     13            6
   Dividends paid on preferred stock                                                        (13)         (11)
   Purchases of treasury stock                                                              (14)         (53)
                                                                                      ----------- ------------
   Cash provided by financing activities                                                     193        1,121
                                                                                      ----------- ------------

CASH AND CASH EQUIVALENTS
   Decrease                                                                                 (36)         (38)
   Beginning balance                                                                         184          121
                                                                                      =========== ============
   Ending balance                                                                          $ 148       $   83
==============================================================================================================

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share amounts)

Some of the information presented in or in connection with this report constitutes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors that could cause actual results to differ from expectations include: (i) greater than anticipated competition from new entrants into the local exchange, intraLATA toll, cable, wireless, data and directories markets, (ii) changes in demand for the Company's products and services, including optional custom calling features,
(iii) higher than anticipated employee levels, capital expenditures, and operating expenses (such as costs associated with year 2000 remediation), (iv) the loss of significant customers, (v) pending regulatory actions in state jurisdictions, (vi) regulatory changes affecting the cable and telecommunications industries, including changes that could have an impact on the competitive environment in the local exchange market, (vii) a change in economic conditions in the various markets served by the Company's operations, including international markets, that could adversely affect the level of demand for cable, telephone, wireless, directories or other services offered by the Company, (viii) greater than anticipated competitive activity requiring new pricing for services, (ix) higher than anticipated start-up costs associated with new business opportunities, (x) increases in fraudulent activity with respect to broadband and wireless services, (xi) delays in the Company's ability to begin offering interLATA long-distance services, (xii) consumer acceptance of broadband services, including telephony, data, and wireless services, or (xiii) delays in the development of anticipated technologies, or the failure of such technologies to perform according to expectations.

Results of Operations - First Quarter 1998 Compared with First Quarter 1997

Net Income (Loss)

-------------------------------- ----------------------------------------- -- ---------------------------------------
                                            Net Income (Loss)                   Diluted Earnings (Loss) Per Share
                                 -----------------------------------------    ---------------------------------------
                                                           Increase                                    Increase
                                                          (Decrease)                                  (Decrease)
                                                      -------- -----------                        -------- ----------
Three Months Ended March 31,         1998       1997     $         %              1998      1997     $         %
--------------------------------- -------- ---------- -------- -----------    --------- --------- -------- ----------
Communications Group               $  347     $  339   $    8     2.4          $  0.71   $  0.70   $ 0.01     1.4
Media Group                         (135)      (109)     (26)     23.9          (0.24)    (0.20)   (0.04)    20.0
                                 ========= ========== ======== ===========
Total net income                   $  212     $  230    $(18)    (7.8)
================================ ========= ========== ======== ===========


Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share amounts), continued

Communications Group Net Income

---- --- -- --------------------------- ------------------------------------ -- -------------------------------------
                                                    Net Income                       Diluted Earnings Per Share
                                        ------------------- ----------------    -------------------- ----------------
                                                               Increase                                 Increase
                                                            ----------------                         ----------------
Three Months Ended March 31,               1998      1997                 %         1998   1997(1)        $       %
                                                             $
--------------------------------------- -------- --------- ------- ---------    --------- --------- --------- ------
Reported net income                        $347      $339      $8       2.4         $0.71      $0.70   $0.01    1.4
Adjustment to reported net income:
  Gain on sale of rural
     telephone exchanges (2)                  -      (11)      11         -             -     (0.02)    0.02      -
                                        -------- --------- ------- ---------    ---------- ---------- ------- ------
Normalized income                          $347      $328     $19       5.8         $0.71      $0.67   $0.04    6.0
======================================= ======== ========= ======= ========= == ========== ========== ======= ======


(1)  Column does not add due to rounding of individual components.
(2) In first-quarter 1997, the Communications Group sold certain rural telephone exchanges in Nebraska for a pretax gain of $18 and an after-tax gain of $11.


During 1998, the Communications Group's normalized income increased $19, or
5.8 percent, to $347 Normalized diluted earnings per share was $0.71 per Communications share, an increase of $0.04, or 6.0 percent. The increase in normalized income is primarily due to higher demand for services partially offset by interstate access rate reductions, higher expenses related to interconnection and start-up costs associated with growth initiatives, including wireless PCS.

Media Group Net Loss

---- --- -- ---------------------- ------------------------------------- -- -----------------------------------------
                                                 Net Loss                            Diluted Loss Per Share
                                   ------------------- ------------------    -------------------- -------------------
                                                           Increase                                    Increase
                                                          (Decrease)                                  (Decrease)
                                                       ------- ----------                         -------- -----------
Three Months Ended March 31,           1998      1997      $       %              1998      1997      $        %
---------------------------------- --------- --------- ------- ----------    ---------- --------- -------- -----------
Reported net loss                    $(135)    $(109)     $(26)  23.9          $(0.24)   $(0.20)    $(0.04)   20.0
Adjustments to reported net loss:
  Gains on sales of investments        (10)      (31)        21 (67.7)          (0.02)    (0.05)      0.03   (60.0)
  Other - Separation costs               35     -            35    -              0.06     -          0.06     -
                                   ========= ========= ======= ==========    ========== ========= ======== ===========
Normalized loss                      $(110)    $(140)       $30 (21.4)         $(0.20)   $(0.25)     $0.05   (20.0)
================================== ========= ========= ======= ========== == ========== ========= ======== ===========

During 1998, Media Group's normalized net loss decreased $30, or 21.4 percent, to $110. Normalized diluted loss per share was $0.20, a decrease of $0.05, or
20.0 percent. The normalized net loss decrease was primarily a result of lower interest expense and reductions in losses generated by unconsolidated international ventures. During first-quarter 1998, Media Group recorded a gain on the sale of an investment of $10, net of tax expense of $7, and U S WEST incurred costs related to the proposed Separation of $35, net of tax benefits of $14.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Upon consummation of the Separation, certain Separation costs will be netted against the gain realized upon distribution of the New U S WEST common stock to U S WEST's shareowners. The estimated $25.6 billion gain on the distribution represents the difference between the fair value of New U S WEST and the historical investment in New U S WEST.

Sales and Other Revenues

--------------------------------------------------------------- -------------------------- -------------------------
                                                                   Three Months Ended              Increase
                                                                        March 31,                 (Decrease)
                                                                -------------------------- -------------------------
                                                                       1998          1997            $          %
--------------------------------------------------------------- ------------ ------------- ------------- -----------
Communications Group                                                 $2,710        $2,587          $123         4.8
Media Group                                                           1,279         1,207            72         6.0
Intergroup eliminations                                                (22)          (28)             6      (21.4)
                                                                ============ ============= ============= ===========
Total                                                                $3,967        $3,766          $201         5.3
=============================================================== ============ ============= ============= ===========

Communications Group Operating Revenues

--------------------------------------------------------------- -------------------------- --- ---------------------
                                                                   Three Months Ended                Increase
                                                                        March 31,                   (Decrease)
                                                                --------------------------     ---------------------
                                                                                           -------------
                                                                       1998          1997            $          %
--------------------------------------------------------------- ------------ ------------- ------------- -----------
Local service                                                        $1,350        $1,231          $119         9.7
Interstate access service                                               698           687            11         1.6
Intrastate access service                                               206           200             6         3.0
Long-distance network services                                          201           250          (49)      (19.6)
Other services                                                          255           219            36        16.4
                                                                ============ ============= ============= ===========
Total                                                                $2,710        $2,587          $123         4.8
=============================================================== ============ ============= ============= ===========

Local Service Revenues. During 1998, local service revenues increased $119, or
9.7 percent, to $1,350, primarily as a result of access line growth and increased demand for new product and service offerings, and existing central office features. Total reported access lines increased 568,000, or 3.6 percent, during the past 12 months, of which 284,000 was attributable to second lines. Second line installations increased 25.2 percent. Access lines grew 634,000, or
4.1 percent, when adjusted for sales of approximately 66,000 rural telephone access lines during the past twelve months. Also contributing to the increase in revenues were rate increases of $17 in various states, and interim compensation revenues from IXCs as a result of the FCC payphone orders which took effect in April 1997.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Interstate Access Service Revenues. Interstate access service revenues increased $11, or 1.6 percent, to $698 during 1998, primarily due to a change in the classification of universal service fundings which increased revenues by $19. In 1997 these fundings were offset against interstate access service revenues through a contra-revenue account. Beginning in 1998 these fundings are recorded as access expense within other operating expense. Excluding the effects of the reclassification, interstate access revenues declined $8, or 1.2 percent, primarily due to the effects of lower prices under the FCC's current price cap plan and the effects of 1997 true-ups to sharing-related accruals. Partially offsetting these decreases were the effects of a 6.1 percent increase in billed interstate access minutes of use and increased demand for private line services.

Intrastate Access Service Revenues. Intrastate access service revenues increased $6 in 1998, or 3.0 percent, to $206, primarily due to a 7.1 percent increase in billed intrastate minutes of use and higher demand for private line services. Partially offsetting the increase were net rate reductions of $5 in local jurisdictions, the majority of which were in the state of Washington.

Long Distance Network Services Revenues. Long-distance network services revenues decreased $49, or 19.6 percent, to $201, primarily due to the effects of competition and rate reductions of $14 in local jurisdictions. Also contributing to the decline were the implementation of multiple toll carrier plans ("MTCPs") in various jurisdictions in 1997. The MTCPs essentially allow independent telephone companies to act as toll carriers and are net income neutral with the reduction in toll revenues largely offset by increased intrastate access service revenues and lower access expense.

Other Services Revenues. Revenues from other services increased $36, or 16.4 percent, to $255, primarily as a result of greater sales of inside wire maintenance and continued market penetration in voice messaging services. Increased sales of wireless communication services and other unregulated products and services also contributed to the increase.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Media Group Sales and Other Revenues

----------------------------------------------------------- ---------------------------- ---------------------------
                                                                  Three Months Ended                  Increase
                                                                         March 31,                   (Decrease)
                                                            ---------------------------- ---------------------------
                                                                     1998          1997             $             %
----------------------------------------------------------- -------------- ------------- ------------- -------------
Cable and broadband:
     Domestic                                                        $619          $552           $67          12.1
     International                                                      5             4             1          25.0
                                                            -------------- ------------- ------------- -------------
                                                                      624           556            68          12.2
Wireless communications:
    Cellular service                                                  318           303            15           5.0
    Cellular equipment                                                 23            32           (9)        (28.1)
                                                            -------------- ------------- ------------- -------------
                                                                      341           335             6           1.8
Directory and information services:
    Domestic                                                          307           287            20           7.0
    International                                                       -            22          (22)             -
                                                            -------------- ------------- ------------- -------------
                                                                      307           309           (2)         (0.6)
Other                                                                   7             7             -             -
                                                            ============== ============= ============= =============
Total                                                              $1,279        $1,207           $72           6.0
=========================================================== ============== ============= ============= =============

Media Group sales and other revenues increased $72, or 6.0 percent, to $1,279 in 1998, primarily as a result of growth in domestic cable and broadband services.

Cable and  Broadband.  Domestic cable and broadband  revenues  increased $67, or
12.1 percent, to $619, primarily as a result of higher core cable revenue per subscriber and continued growth in PrimeStar DBS service revenues. Excluding the one-time effects of cable system acquisitions and dispositions and a change in classification of late fee revenues, revenues increased $69, or 12.5 percent. Basic cable programming services revenue increased $46, or 12.5 percent, due primarily to a 10 percent increase in revenue per average cable subscriber and a
1.5 percent increase in basic subscribers. The increase in revenue per subscriber is primarily a result of expanded channel offerings and rate increases resulting from higher programming fees. PrimeStar DBS service revenues contributed $11 to the revenue increase, due primarily to a 27 percent increase in PrimeStar DBS subscribers since the end of first quarter 1997. Advertising and equipment and installation revenues also contributed $11 to the increase in domestic cable and broadband revenues. Core cable revenue per average cable subscriber increased 7.4 percent to $39.17 in 1998, compared with $36.47 in the first quarter of 1997. Excluding the one-time effects of cable system acquisitions and dispositions and a change in classification of late fee revenues, core cable revenue per average cable subscriber increased 8.3 percent.

Form 10-Q - Part I

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Prior to April 1, 1998, Media Group distributed PrimeStar DBS services to subscribers in its service areas, and as a result, reflected consolidated operating results with respect to such subscribers. Subsequent to April 1, 1998, in conjunction with the Prime Star Contribution, Media Group will no longer reflect consolidated operating results for PrimeStar DBS services.

Wireless Communications. Cellular service revenues increased $15, or 5.0 percent, to $318 in 1998 due to a 22 percent increase in subscribers, partially offset by a 15 percent decrease in average revenue per subscriber to $40.46 per month.

On April 6, 1998, U S WEST sold its domestic wireless businesses to AirTouch in a tax-efficient transaction.

Directory and Information Services. Revenues related to Yellow Pages directory advertising represent 99 percent of domestic directory and information services revenues. Yellow Pages directory advertising revenues increased $20, or 7.0 percent, to $304. The increase is driven by a 5.8 percent increase in revenue per local advertiser primarily resulting from price increases of
4.7  percent and an increase in volume and complexity of advertisements sold.

In conjunction with the proposed Separation, the domestic directory business will be aligned with New U S WEST.

During 1997, Media Group sold its wholly owned international directory and information services operations.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Operating Income

--------------------------------------------------------------- -------------------------- --- ---------------------
                                                                   Three Months Ended                Increase
                                                                        March 31,                   (Decrease)
                                                                --------------------------     ---------------------

                                                                       1998          1997            $           %
--------------------------------------------------------------- ------------ ------------- ------------- -----------
Communications Group                                                   $670          $644           $26         4.0
Media Group                                                             145           178          (33)      (18.5)
                                                                ============ ============= ============= ===========
Total                                                                  $815          $822          $(7)       (0.9)
=============================================================== ============ ============= ============= ===========

Communications Group Operating Income

             --------------------------------------------------------------------------------------------------------------------
                                                                               hree Months Ended         Increase
                                                                                    March 31,           (Decrease)
                                                                                -------------------------------------------------
                                                                               1998         1997       $          %
   ------------------------------------------------------------------------------------------------------------------------------
  Operating revenues                                                        $2,710       $2,587      $123        4.8
  Operating expenses:
      Employee-related expenses                                                938          864        74        8.6
      Other operating expenses                                                 481          445        36        8.1
      Taxes other than income taxes                                             97          107      (10)      (9.3)
      Depreciation and amortization                                            524          527       (3)      (0.6)
                                                                     ------------------------------------------------
          Total operating expenses                                           2,040        1,943        97        5.0
                                                                     ------------------------------------------------
  Operating income                                                            $670         $644       $26        4.0
  ===================================================================================================================

During 1998, the Communications Group's operating income increased $26, or 4.0 percent, to $670. Revenue growth of $123, or 4.8 percent, was partially offset by an increase of $97, or 5.0 percent, in operating costs, including approximately $50 of expenses related to interconnection. Total operating expense growth was primarily due to increases in employee-related costs and other operating expenses.

Total employee-related expenses increased $74, or 8.6 percent, to $938 during 1998 primarily due to higher contract labor costs and increased salaries and wages. The higher contract labor costs were predominately a result of systems development work (which includes expenses related to interconnection and year 2000 costs) and marketing and sales efforts. Higher salaries and wages were a result of workforce increases and wage increases.

Other operating expenses increased $36, or 8.1 percent, to $481 during 1998. The increase is primarily due to interconnection expenses of approximately $30 and costs associated with growth initiatives (primarily PCS). Other operating expenses also increased $19 due to the change

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

in the classification of the universal service funding expenses. Partially offsetting the increases were reduced access expense (primarily due to dial-around competition and the MTCPs) and a 1997 reserve adjustment associated with billing and collection activities performed for IXCs.

Taxes other than income taxes decreased $10, or 9.3 percent, primarily as a result of adjustments related to the 1997 property tax accrual.

Media Group Operating Income

-------------------------------------------------------- ------------------------------- ---------------------------
                                                                 Three Months Ended                Increase
                                                                        March 31,                (Decrease)
                                                         ------------------------------- ---------------------------
                                                                   1998            1997             $             %
-------------------------------------------------------- --------------- --------------- ------------- -------------
Cable and broadband:
     Domestic                                                     $(48)           $(17)         $(31)             -
     International                                                  (2)             (4)             2        (50.0)
                                                         --------------- --------------- ------------- -------------
                                                                   (50)            (21)          (29)             -

Wireless communications:
     Domestic                                                        87              95           (8)         (8.4)
     International                                                  (3)             (3)             -             -
                                                         --------------- --------------- ------------- -------------
                                                                     84              92           (8)         (8.7)

Directory and information services:
    Domestic                                                        143             130            13          10.0
    International                                                     -             (7)             7             -
                                                         --------------- --------------- ------------- -------------
                                                                    143             123            20          16.3

Other (1)                                                          (32)            (16)          (16)             -
                                                         --------------- --------------- ------------- -------------
Total operating income                                             $145            $178         $(33)        (18.5)
======================================================== =============== =============== ============= =============


(1) Primarily includes headquarters expenses for shared services and divisional expenses associated with equity investments.


During 1998, Media Group's operating income decreased $33, or 18.5 percent, to $145. The decrease in operating income is primarily a result of an increase in domestic cable and broadband operating losses.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Cable and Broadband. Domestic cable and broadband operating losses increased $31, to $48, as compared with 1997. Revenue increases of $67, or 12.1 percent, to $619, were more than offset by increased programming costs of $22, or 17.3 percent, to $149, increases in operating, marketing and advertising, and general and administrative costs of $30 or 15.0 percent, to $230, and increased depreciation and amortization charges of $46, or 19.0 percent, to $288.

     Programming cost increases were primarily a result of expanded channel offerings and increased programming costs per subscriber as a result of rate increases. Programming costs increased 13.4 percent excluding programming costs related to PrimeStar services. Increases in operating, marketing and advertising, and general and administrative costs are primarily a function of an increase in employee costs primarily associated with customer service initiatives, as well as costs associated with deployment of new services such as high-speed data, and advertising costs. The termination of the Minnesota System sale resulted in a one-time increase to depreciation and amortization expense of $28 during 1998. Depreciation and amortization expense was suspended on this property while it was held for sale in 1997.

     The domestic cable and broadband business will continue to generate operating losses for the foreseeable future due to the amortization of intangible assets associated with the acquisition of Media Group's cable properties and depreciation associated with network upgrades.

     Wireless Communications. Domestic cellular operating income decreased $8, or 8.4 percent, to $87 during 1998. The decrease in operating income is primarily a result of accelerated depreciation associated with the replacement of certain infrastructure equipment. On a per subscriber basis, revenue decreased 15.3 percent and the costs incurred to acquire and support customers decreased 12.8 percent.

     Directory and Information Services. Domestic Yellow Pages directory advertising operating income increased $12, or 8.8 percent, to $149. Revenue increases of $20, or 7.0 percent, were partially offset by increases in the costs associated with selling more premium advertising, primarily graphic arts design, and higher general operating costs, including printing and paper costs. Operating losses associated with on-going product development activities reduced domestic directory and information services operating income by $6 in 1998, compared with a reduction of $7 in 1997.

During 1997, Media Group sold its wholly owned international directory and information services operations.

Other. Other operating losses increased primarily as a result of increased corporate costs, including costs associated with international activities.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Interest Expense and Other

-------------------------------------------------------------------------------------------------------------------
                                                                 Three Months Ended                Increase
                                                                     March 31,                    (Decrease)
                                                             ------------------------------------------------------
                                                                  1998            1997              $        %
------------------------------------------------------------------------------------------------------------------
Interest expense                                                 $(247)          $(278)          $(31)     (11.2)
Equity losses in unconsolidated ventures                          (136)           (165)           (29)     (17.6)
Gains on sales of investments                                        17              51           (34)     (66.7)
Gain on sale of rural telephone exchanges                             -              18           (18)          -
Guaranteed minority interest expense                               (22)            (22)              -          -
Other expense - net                                                (62)            (26)             36          -
------------------------------------------------------------------------------------------------------------------

Interest Expense. Interest expense decreased $31, or 11.2 percent, due primarily to lower debt levels at the Media Group during 1998 as compared with 1997.

     Equity Losses in Unconsolidated Ventures. Equity losses decreased $29 in 1998. This decrease is comprised of a $41 decrease in international losses offset by a $12 increase in domestic losses. The decrease in international losses relates to foreign exchange rate improvements at Telewest Communications, plc ("Telewest"); rapid subscriber growth experienced by the central European wireless ventures located in Hungary, the Czech and Slovak Republics, and Poland; and the absence of losses related to ventures in Malaysia and Indonesia in the first quarter of 1998. In 1998, equity method accounting was suspended on the Company's investments in Malaysia and Indonesia in conjunction with a 1997 adjustment to write down the carrying value of the investment in Malaysia to its fair value of zero and to recognize probable funding commitments in connection with a shareholder support agreement related to the investment in Indonesia.

The Company continues to monitor its investments in Malaysia and Indonesia. During the first quarter of 1998, the Indonesian currency declined 55 percent as compared with the U. S. dollar; whereas, the Malaysian currency recovered slightly. The Company funded an additional $6 pursuant to the terms of the Indonesian venture shareholder support agreement. After such funding the Company's contractual funding commitment is reduced to $13 and its partners' commitments remain at $36.

Domestically, the increase in losses is attributed to Media Group's interests in PrimeCo, Time Warner Entertainment and Old PrimeStar. U S WEST's interest in PrimeCo was transferred to AirTouch on April 6, 1998 pursuant to the AirTouch Transaction, and U S WEST's interest in Old PrimeStar was exchanged for an approximate 10 percent interest in PrimeStar on April 1, 1998.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Gains on Sales of Investments. During 1998, Media Group sold a cable programming investment resulting in a pretax gain of $17. During 1997, Media Group sold its 5 percent interest in a wireless venture in France resulting in a pretax gain of $51 and Communications Group sold certain rural telephone exchanges in Nebraska resulting in a pretax gain of $18.

Other Expense - Net. Other expense increased primarily due to costs incurred by U S WEST related to the proposed Separation totaling $49. Such costs include the Minnesota System termination fee and settlement of related claims, and certain filing and consulting fees as of March 31, 1998, to effect the Separation. U S WEST will incur total Separation costs during 1998 of approximately $175. Upon consummation of the Separation, certain Separation costs will be netted against the gain realized upon distribution of the New
U S WEST common stock to U S WEST's shareowners. The Separation costs were partially offset by decreased foreign exchange transaction losses associated with loans to international ventures during the quarter.

Liquidity and Capital Resources

Operating Activities

------------------------------------------------------------ -------------------------------------- ----------------
                                                                              Three Months Ended
                                                                                  March 31,            Decrease
                                                             -------------------------------------- ---------------
                                                                             1998             1997         $
------------------------------------------------------------ --------------------- ---------------- ----------------
Communications Group (1)                                                   $1,069           $1,097            $(28)
Media Group (1)                                                               190              249             (59)
                                                             ===================== ================ ================
Total cash provided by operating activities                                $1,259           $1,346            $(87)
============================================================ ===================== ================ ================


   (1) Individual group cash flow statements are provided in Note I - Supplemental Communications Group and Media Group Combined Statements - to the Consolidated Financial Statements.


     The decrease in Communications Group's operating cash flow during 1998, as compared with 1997, reflects a reduction in accounts payable largely offset by business growth and lower tax payments and restructuring expenditures. Operating cash flow at Media Group decreased primarily due to the timing of interest payments as compared with 1997, a one-time payment for the termination of the Minnesota System sale and increased tax payments. Such decreases were partially offset by an increase in cash generated by operations.

The Communications Group's operating cash flow during the second- and third-quarters of 1998 will be affected by the payment of approximately $205 of rate refunds and $25 of interest in the state of Washington. The rate refunds are for revenues that were collected subject to refund (with interest) from May 1, 1996 through January 31, 1998.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Investing Activities

--------------------------------------------------------------------------------- ------------------------------
                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                  ------------------------------
                                                                                            1998           1997
--------------------------------------------------------------------------------- --------------- --------------
Communications Group (1)                                                                   $ 556        $   400
Media Group (1)                                                                              419          1,408  (2)
                                                                                  =============== ==============
Total cash used for investing activities                                                   $ 975         $1,808
================================================================================= =============== ==============


(1) Individual group cash flow statements are provided in Note I - Supplemental Communications Group and Media Group Combined Statements - to the Consolidated Financial Statements.
(2) 1997 Media Group investing activities include the cash portion of the Continental Cablevision, Inc. ("Continental") acquisition of $1,150 paid by Media Group during 1997 to the Continental shareowners.


Total capital expenditures, on a cash basis, were $918 during first-quarter 1998. On a cash basis, Communications Group capital expenditures were $557 and Media Group capital expenditures were $361 during 1998. The majority of the Communications Group's capital expenditures related to access line growth and continued improvement of the telecommunications network. Expenditures associated with entering wireless communications markets and meeting the Telecommunications Act requirements including interconnection and local number portability also impacted capital expenditures. The majority of Media Group capital expenditures in 1998 were devoted to upgrading the domestic cable network and preparing for the provision of new and enhanced services. Media Group anticipates capital expenditures will accelerate during the remainder of 1998.

Investing activities include Media Group's investments in international ventures of $45, primarily capital contributions to a cable investment in Belgium, and the Company's investments in domestic ventures of $117. The investments in domestic ventures include Media Group's capital contributions to PrimeCo of $64 and the purchase of various cable investments totaling $35, and Communications Group's purchase of PCS licenses in connection with its launch of PCS service in various markets of $18. Media Group also sold various cable investments during 1998, resulting in proceeds of $71.

On March 29, 1998, Telewest announced that merger discussions were underway for Telewest to acquire General Cable plc ("General Cable"). On April 15, 1998, the boards of Telewest and General Cable announced agreement on the proposed merger terms for Telewest to acquire General Cable for Telewest shares and cash ("Merger Offer"). General Cable shareholders will receive 1.243 new Telewest shares and 65 pence in cash for each General Cable share (or an aggregate of approximately L409 million in Telewest shares and L240 million in cash). Telewest intends to raise the cash portion of the purchase price through a rights offering to Telewest's existing shareholders
("Pre-emptive Issue"), including Media Group. Media Group and certain

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

     of Telewest's other principal shareholders have agreed to purchase any Telewest shares not purchased by Telewest's other shareholders in the rights offering.

The Merger Offer and Pre-emptive Issue are conditional on the approval of Telewest's shareholders. A 40 percent shareholder of General Cable has agreed to irrevocably accept the Merger Offer. There can be no assurance that any transaction involving the acquisition of General Cable will be consummated.

Financing Activities

--------------------------------------------- -------------------------------- -------------------------------------
                                                                                           Three Months Ended
                                                                                                 March 31,
                                                                               -------------------------------------
                                                                                             1998              1997
------------------------------------------------------------------------------ ------------------- -----------------
Communications Group (1)                                                                   $(167)           $ (696)
Media Group (1)                                                                               193             1,121
                                                                               =================== =================
Total cash provided by financing activities                                               $    26           $   425
============================================================================== =================== =================


(1) Individual group cash flow statements are provided in Note I - Supplemental Communications Group and Media Group Combined Statements - to the Consolidated Financial Statements.


Dividends

U S WEST paid dividends on the Communications Stock totaling $259 and $237 during the three months ended March 31, 1998 and 1997, respectively.

Debt Activity

Total debt at March 31, 1998 was $15,060, an increase of $382 compared with December 31, 1997. Including debt associated with the capital assets segment of $364 and Preferred Securities of $1,080, total indebtedness at March 31, 1998 was $16,504. Excluding debt associated with the capital assets segment, the Company's percentage of debt to total capital at March 31, 1998, was 54.6 percent compared with 54.0 percent at December 31, 1997. Including debt associated with the capital assets segment, Preferred Securities and mandatorily redeemable preferred stock, the Company's percentage of debt to total capital at March 31, 1998, was 59.4 percent compared with 58.9 percent at December 31, 1997.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

U S WEST Communications and New U S WEST Credit Ratings

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

     On May 7, 1998, Duff & Phelps reaffirmed U S WEST Communications' senior unsecured debt and commercial paper ratings of AA- and D-1+, respectively. In addition, Duff & Phelps announced that the credit ratings to be assigned to the senior unsecured debt and commercial paper of Capital Funding following the consummation of the Separation will be A and D-1, respectively.


MediaOne Credit Ratings

On May 7, 1998, Duff & Phelps announced MediaOne Funding's senior unsecured indebtedness will be rated BBB, its commercial paper will be rated D-2, and MediaOne's Preferred Securities will be rated BBB-. In addition, MediaOne Delaware's senior indebtedness will be assigned a rating of BBB.


Other

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

Risk Management

In conjunction with the AirTouch Transaction, Media Group received $1.65 billion in liquidation preference of dividend bearing AirTouch preferred stock and 59.5 million shares of AirTouch common stock. As of April 30, 1998, the market value of the AirTouch common stock was approximately $3.2 billion and the market value of the preferred stock was approximately $1.5 billion.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Equity-Price Risk Management. Media Group is exposed to market risks associated with fluctuations in the price of the AirTouch common securities. A hypothetical 10 percent increase in the price of AirTouch common stock would increase the market value of Media Group's investment in AirTouch common stock by approximately $320.

     Interest Rate Risk Management. The market value of the AirTouch preferred stock is exposed to market risks associated with fluctuations in interest rates. U S WEST has reduced its exposure to fluctuations in the market value of the AirTouch preferred stock by entering into an interest rate swap which locks in the treasury rate component of the market value of the AirTouch preferred stock. As a result, a hypothetical 25 basis point change in interest rates would not have a material effect on the combined market value of the AirTouch preferred stock and the interest rate swap.

Effects of the Separation, the Refinancing and the AirTouch Transaction

In connection with the Separation, New U S WEST and MediaOne are seeking to refinance substantially all of the U S WEST Indebtedness through a combination of tender offers, prepayments, defeasance, consent solicitations and/or exchange offers.

     At March 31, 1998, prior to giving effect to the AirTouch Transaction, U S WEST and its subsidiaries (including U S WEST's capital assets segment) had outstanding approximately $16.5 billion of indebtedness. Such indebtedness consists of approximately $8.1 billion of U S WEST Indebtedness, $5.5 billion of U S WEST Communications indebtedness, $2.7 billion of MediaOne Delaware indebtedness and $200 million of Financial Services indebtedness. The approximate $8.1 billion of U S WEST Indebtedness includes $5.4 billion of medium and long-term debt securities, $1.1 billion of commercial paper, $500 million of other indebtedness and $1.08 billion of Preferred Securities.

     As part of the Refinancing, the Company is offering the holders of Preferred Securities the right to exchange their Preferred Securities for an equal amount of new preferred securities guaranteed by MediaOne or cash. Also as part of the Refinancing, the Company is making offers to purchase for cash $5.2 billion of medium and long-term debt securities. Any securities not tendered pursuant to the Cash Tender Offer will be assumed by MediaOne, although U S WEST may determine to defease certain of such securities in lieu of assumption. In addition, U S WEST will prepay certain other U S WEST Indebtedness pursuant to the Refinancing.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

     As of April 30, 1998, the estimated cost of the Refinancing is $339 (net of income tax benefits of $226) which includes approximately $278 (net of income tax benefits of $186) of debt extinguishment costs. In addition to refinancing costs, such costs include the difference between the market and fair value of the U S WEST Indebtedness and a charge for unamortized debt issuance costs. Refinancing costs also include $48 (net of income tax benefits of $32) related to the Exchange Offer. Such costs will reduce MediaOne equity and earnings available for common stock.

Consummation of the Exchange Offer and the Cash Tender Offer is subject to certain conditions, including the approval of the Separation by U S WEST's shareowners.

After the Separation and related Refinancing, New U S WEST will have approximately $9.9 billion of debt, which will include $5.5 billion of U S WEST Communications indebtedness and $4.4 billion of U S WEST Indebtedness which includes the effects of the Refinancing (which includes the Dex Indebtedness) and the funding of certain costs of the Separation. During the second-quarter of 1998, New U S WEST's operating cash flow will be affected by the payment of its allocated share of Separation costs, estimated at $45 (after-tax). In addition, New U S WEST will pay to MediaOne approximately $122 for its allocated, after-tax share of Refinancing costs. New U S WEST, through its financing subsidiary Capital Funding, will initially finance the repurchase or repayment of U S WEST Indebtedness with commercial paper. Following consummation of the Separation, New U S WEST will issue medium and long-term securities to refinance a portion of the commercial paper.

     After the Separation and related Refinancing and after giving effect to the AirTouch Transaction, MediaOne will have approximately $5.4 billion of debt and preferred securities, which will include $2.7 billion of MediaOne Delaware indebtedness and $2.7 billion of debt and preferred securities issued or guaranteed by MediaOne, which includes new debt incurred by MediaOne Funding to refinance a portion of the U S WEST Indebtedness. It is anticipated that such new debt will be a combination of commercial paper and commercial bank debt. In addition, the capital assets segment, which will remain with MediaOne, will have approximately $400 million of indebtedness. MediaOne Funding's bank debt will include certain additional terms and covenants which are generally included in the bank indebtedness of cable companies. In addition, any senior indebtedness issued by MediaOne Funding after the Separation will be guaranteed by MediaOne Delaware and, as a result, will rank pari passu with MediaOne Delaware's senior indebtedness. To the extent the Preferred Securities are tendered for cash pursuant to the Exchange Offers, it is anticipated that MediaOne will issue additional preferred securities following the Separation so that it will have approximately $1 billion of preferred securities outstanding.

Following the Separation, MediaOne intends to monetize the AirTouch securities it received in the AirTouch Transaction and use a portion of the proceeds to reduce its commercial paper and commercial bank debt.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

U S WEST, after consultation with and based upon the advice of its financial advisors, believes that New U S WEST and MediaOne have sufficient financing capability to accomplish the refinancings described above.

In May 1998, New U S WEST and MediaOne entered into revolving bank credit facilities to support their commercial paper programs and, in the case of MediaOne, to provide financing in conjunction with the Refinancing. New U S WEST's credit facility totals $4.5 billion; $3.5 billion matures in one year and $1.0 billion matures in five years. MediaOne's credit facility totals $4.0 billion; $2.0 billion matures in one year and $2.0 billion matures in five years.

Contingencies

Communications Group Contingencies

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

     U S WEST Communications filed an appeal of the order and asked for an immediate stay of the refund with the Oregon Circuit Court which granted U S WEST Communications' request for a stay, pending a full review of the OPUC's order. On February 19, 1998, the Oregon Circuit Court entered a judgment in U S WEST Communications' favor on most of the appealed issues. The OPUC appealed on March 19, 1998. The potential exposure, including interest, at March 31, 1998, is not expected to exceed $210.

     Utah. In another proceeding, the Utah Supreme Court has remanded a UPSC order to the UPSC for hearing, thereby establishing two exceptions to the rule against retroactive ratemaking: 1) unforeseen and extraordinary events, and 2) misconduct. The UPSC's initial order denied a refund request from interexchange carriers and other parties related to the Tax Reform Act of 1986. The potential exposure, including interest, at March 31, 1998, is not expected to exceed $160.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

State Regulatory Accruals. U S WEST Communications has accrued $148 at
March 31, 1998, which represents its estimated liability for all state regulatory proceedings, predominately the items discussed above. It is possible that the ultimate liability could exceed the recorded liability by an amount up to approximately $220. U S WEST Communications will continue to monitor and evaluate the risks associated with its local regulatory jurisdictions, and will adjust estimates as new information becomes available.

In addition to its estimated liability for state regulatory proceedings, U S WEST Communications has an accrued liability of approximately $230 at March 31, 1998 related to refunds in the state of Washington. The Company expects that the majority of these refunds will be issued to rate payers, IXCs and independent LECs during the second- and third-quarters of 1998.

New Accounting Standards

SOP 98-5, "Reporting on the Costs of Start-Up Activities," was issued in April 1998. SOP 98-5 requires, among other things, that the costs related to start-up activities of a new entity, facility, product or service be expensed. Adoption of SOP 98-5 is required as of January 1, 1999, but earlier adoption is allowed. The effect of adopting SOP 98-5 is under evaluation.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Reference is made to the information set forth on pages 39 and 40.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit  Number 10a.  364-Day  Credit  Agreement  dated May 8, 1998,  among
     MediaOne Group Funding,  Inc., U S WEST, Inc., the Banks listed therein and
     Morgan Guaranty Trust Company of New York, as  Administrative  Agent.  10b.
     Five-Year Credit Agreement dated May 8, 1998, among MediaOne Group Funding,
     Inc., U S WEST,  Inc., the Banks listed  therein and Morgan  Guaranty Trust
     Company of New York, as Administrative Agent. 10c. 364-Day Credit Agreement dated May 8, 1998, among U S WEST Capital Funding, Inc., U S WEST, Inc.,
     USW-C,  Inc., the Banks listed therein and Morgan Guaranty Trust Company of
     New York, as Administrative  Agent.  10d.  Five-Year Credit Agreement dated
     May 8, 1998, among U S WEST Capital Funding,  Inc., U S WEST, Inc.,  USW-C,
     Inc.,  the Banks listed  therein and Morgan  Guaranty  Trust Company of New
     York, as Administrative Agent. 12. Statement regarding computation of earnings to fixed charges ratio of U S WEST, Inc. and U S WEST Financial
     Services, Inc. 27. Financial Data Schedule.

(b)  Reports on Form 8-K filed during the First Quarter of 1998

(i)          Form 8-K report  dated  January 29, 1998,  regarding a press  release with respect to a merger agreement between AirTouch and U S WEST Media Group.
(ii)         Form 8-K report dated February 6, 1998,  concerning the release of earnings for the year ended
             December 31, 1997, and
(iii)        Form 8-K report  dated March 25,  1998,  concerning  Unaudited  Pro Forma  Condensed  Combined
             Financial Statements of U S WEST, Inc.

                                                    SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




May 15, 1998                       U S WEST, INC.

                                  /s/  Michael P. Glinksy
                                 ---------------------------
                                 Michael P. Glinsky
                                 Executive Vice President and
                                 Chief Financial Officer