Form 10-Q
period 1998-06-30
MEDIA ONE GROUP INC
filed 1998-08-14
CIK 732718

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

                              For the Quarterly Period Ended June 30, 1998

                                              OR

                  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                  SECURITIES EXCHANGE ACT OF 1934

                         For the transition period from _______ to _______

                                 Commission File Number 1-8611

                                     MEDIAONE GROUP, INC.

                                     A Delaware Corporation                      IRS Employer No. 84-0926774


                             188 Inverness Drive West, Englewood, Colorado 80112

                                                   Telephone Number 303-858-3000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X_ No __ The number of shares of MediaOne Group, Inc. common stock outstanding (net of shares held in treasury), at July 31, 1998, was 609,405,218 shares.





                                               MediaOne Group, Inc.
                                                     Form 10-Q

                                                 TABLE OF CONTENTS

Item                                                                                                   Page
                                      PART I - FINANCIAL INFORMATION

1.        MediaOne Group, Inc. Financial Information

                 Consolidated Statements of Operations -
                           Three and Six Months Ended June 30, 1998 and 1997                              3

                 Consolidated Balance Sheets -
                            June 30, 1998 and December 31, 1997                                           6

                 Consolidated Statements of Cash Flows -
                            Six Months Ended June 30, 1998 and 1997                                       8

                  Notes to Consolidated Financial Statements                                              9

2.        MediaOne Group, Inc. Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                                         29

3.        MediaOne Group, Inc. Quantitative and Qualitative Disclosures About
                  Market Risk                                                                            51

                                       PART II - OTHER INFORMATION

1.        Legal Proceedings                                                                              52

4.        Submission of Matters to a Vote of Security Holders                                            52

6.        Exhibits and Reports on Form 8-K                                                               53


Form 10-Q - Part I

MEDIAONE GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

------------------------------------------------------- ----------------------------- -------------------------
                                                             Three Months Ended           Six Months Ended
                                                                  June 30,                   June 30,
                                                         ---------------------------- ------------------------
Dollars in millions                                          1998          1997          1998         1997
-------------------------------------------------------- ------------- -------------- ------------ -----------
Sales and other revenues:
   Cable and broadband                                           $613           $589       $1,237      $1,145
   Wireless communications                                         20            363          361         698
   Other                                                            8             29           15          58
                                                         ------------- -------------- ------------ -----------
      Total sales and other revenues                              641            981        1,613       1,901

Operating expenses:
   Cost of sales and other revenues                               241            326          558         631
   Selling, general and admin. expenses                           195            313          502         590
   Depreciation and amortization                                  258            290          606         584
                                                         ------------- -------------- ------------ -----------
      Total operating expenses                                    694            929        1,666       1,805
                                                         ------------- -------------- ------------ -----------

Income (loss) from operations                                    (53)             52         (53)          96

Interest expense                                                (143)          (166)        (293)       (340)
Equity losses in unconsolidated ventures                         (69)          (153)        (205)       (318)
Gain on sale of domestic wireless investment                    3,869              -        3,869           -
Gains on sales of investments                                      22             44           39          95
Guaranteed minority interest expense                             (20)           (22)         (42)        (44)
Other income (expense) - net                                      110            (7)           73        (11)
                                                         ------------- -------------- ------------ -----------

Income (loss) from continuing operations before income
taxes                                                           3,716          (252)        3,388       (522)
(Provision) benefit for income taxes                          (1,542)             71      (1,436)         151
                                                         ------------- -------------- ------------ -----------
Income (loss) from continuing operations                        2,174          (181)        1,952       (371)

Income from discontinued operations - net
       of income taxes (Note 13):
     Results of operations                                        313            416          747         836
     Gain on separation                                        24,461              -       24,461           -
                                                         ------------- -------------- ------------ -----------
Income before extraordinary item                               26,948            235       27,160         465
Extraordinary item:
    Early extinguishment of debt, net of tax                    (333)              3        (333)           3
                                                         ============= ============== ============ ===========
NET INCOME                                                    $26,615           $238      $26,827        $468
                                                         ============= ============== ============ ===========
-
Dividends on preferred stock                                     (13)           (12)         (26)        (25)
Loss on redemption of Preferred Securities                       (53)              -         (53)           -
                                                         ------------- -------------- ------------ -----------

EARNINGS AVAILABLE FOR
    COMMON STOCK                                              $26,549           $226      $26,748        $443
-------------------------------------------------------- ============= ============== ============ ===========

See Notes to Consolidated Financial Statements.

Form 10-Q - Part I

MEDIAONE GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited), continued

-------------------------------------------------------- ------------------------------ ---------------------------


                                                              Three Months Ended             Six Months Ended
                                                                   June 30,                      June 30,
                                                         ------------------------------ ---------------------------
In thousands (except per share amounts)                       1998           1997           1998          1997
-------------------------------------------------------- --------------- -------------- ------------- -------------

MEDIAONE GROUP STOCK  (Note 8)
BASIC EARNINGS (LOSS) PER COMMON SHARE:
   Income (loss) from continuing operations                       $3.46        $(0.31)         $3.08       $(0.65)
   Income from discontinued operations (1)                         0.12           0.14          0.26          0.27
   Gain on separation                                             40.16              -         40.19             -
   Extraordinary item - early extinguishment of debt
                                                                 (0.55)              -        (0.55)             -
                                                         --------------- -------------- ------------- -------------
Basic earnings (loss) per common share                           $43.19        $(0.17)        $42.98       $(0.38)
                                                         =============== ============== ============= =============

BASIC AVERAGE COMMON SHARES OUTSTANDING
                                                                609,098        606,446       608,699       606,486
                                                         =============== ============== ============= =============

COMMUNICATIONS STOCK (Note 8)
BASIC EARNINGS PER COMMON SHARE:
   Income from discontinued operations (2)                        $0.50          $0.69         $1.21         $1.39
                                                         =============== ============== ============= =============

BASIC AVERAGE COMMON SHARES OUTSTANDING (3)
                                                                484,982        482,542       484,972       481,945
                                                         =============== ============== ============= =============

COMMUNICATIONS STOCK DIVIDENDS PER COMMON SHARE
                                                                    $ -         $0.535        $0.535         $1.07
-------------------------------------------------------- =============== ============== ============= =============

(1) Amounts represent the operations of U S WEST Dex, Inc., which were discontinued as of June 12, 1998.
(2) Amounts represent the operations of Communications Group, which were discontinued as of June 12, 1998.
(3) The computation of average common shares outstanding for Communications Stock during 1998 reflects shares outstanding through June 12, 1998.



See Notes to Consolidated Financial Statements.

Form 10-Q - Part I

MEDIAONE GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited), continued

-------------------------------------------------------- ------------------------------ ---------------------------


                                                              Three Months Ended             Six Months Ended
                                                                   June 30,                      June 30,
                                                         ------------------------------ ---------------------------
In thousands (except per share amounts)                     1998 (1)         1997           1998          1997
-------------------------------------------------------- --------------- -------------- ------------- -------------

MEDIAONE GROUP STOCK  (Note 8)
DILUTED EARNINGS (LOSS) PER COMMON SHARE:
   Income (loss) from continuing operations                       $3.24        $(0.31)         $2.91       $(0.65)
   Income from discontinued operations (2)                         0.11           0.14          0.24          0.27
   Gain on separation                                             37.42              -         37.48             -
   Extraordinary item - early extinguishment of debt
                                                                 (0.51)              -        (0.51)             -
                                                         --------------- -------------- ------------- -------------
Diluted earnings (loss) per common share                         $40.27        $(0.17)        $40.12       $(0.38)
                                                         =============== ============== ============= =============

DILUTED AVERAGE COMMON SHARES OUTSTANDING
                                                                653,611        606,446       652,601       606,486
                                                         =============== ============== ============= =============

COMMUNICATIONS STOCK (Note 8)
DILUTED EARNINGS PER COMMON SHARE:
   Income from discontinued operations (3)                        $0.49          $0.69         $1.20         $1.39
                                                         =============== ============== ============= =============

DILUTED AVERAGE COMMON SHARES OUTSTANDING (4)
                                                                489,057        482,542       489,069       481,945
-------------------------------------------------------- =============== ============== ============= =============

(1)   Column does not add due to rounding of individual components.
(2) Amounts represent the operations of U S WEST Dex, Inc., which were discontinued as of June 12, 1998.
(3) Amounts represent the operations of Communications Group, which were discontinued as of June 12, 1998.
(4) The computation of average common shares outstanding for Communications Stock during 1998 reflects shares outstanding through June 12, 1998.



See Notes to Consolidated Financial Statements.

Form 10-Q - Part I

MEDIAONE GROUP, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

------------------------------------------------------------------------ ----------------- -------------------


                                                                             June 30,         December 31,
Dollars in millions                                                            1998               1997
------------------------------------------------------------------------ ----------------- -------------------

ASSETS

Current assets:
     Cash and cash equivalents                                                       $384                $184
     Accounts and notes receivable  - net                                             376                 604
     Inventories and supplies                                                           8                  29
     Deferred tax asset                                                                80                 102
     Prepaid and other                                                                 32                  48
     Net investment in assets of discontinued operations                                -               4,367
                                                                         ----------------- -------------------

Total current assets                                                                  880               5,334

Gross property, plant and equipment                                                 4,161               5,571
Accumulated depreciation                                                              782               1,299
                                                                         ----------------- -------------------

Property, plant and equipment - net                                                 3,379               4,272

Investment in Time Warner Entertainment                                             2,491               2,486
Investment in AirTouch Communications                                               5,015                   -
Net investment in international ventures                                              728                 742
Net investment in assets held for sale                                                445                 419
Intangible assets - net                                                            11,886              12,597
Other assets                                                                          565                 933
                                                                         ----------------- -------------------

Total assets                                                                      $25,389             $26,783
------------------------------------------------------------------------ ================= ===================




See Notes to Consolidated Financial Statements.

Form 10-Q - Part I

MEDIAONE GROUP, INC.

CONSOLIDATED BALANCE SHEETS
 (Unaudited), continued

-------------------------------------------------------------------- -------------------- --------------------
                                                                          June 30,           December 31,
Dollars in millions                                                         1998                 1997
-------------------------------------------------------------------- -------------------- --------------------

LIABILITIES AND SHAREOWNERS' EQUITY

Current liabilities:
     Short-term debt                                                              $2,075                 $735
     Accounts payable                                                                125                  395
     Employee compensation                                                            62                  109
     Deferred revenues and customer deposits                                          79                  108
     Other                                                                           743                  841
                                                                     -------------------- --------------------

Total current liabilities                                                          3,084                2,188

Long-term debt                                                                     3,040                8,228
Deferred income taxes                                                              4,996                3,276
Deferred credits and other                                                           604                  587

Company-obligated mandatorily redeemable preferred
   securities of subsidiary trust holding solely
   Company-guaranteed debentures                                                     561                1,080
Preferred stock subject to mandatory redemption                                      100                  100

Shareowners' equity:
   Preferred stock                                                                   924                  923
   Common shares                                                                  10,515               10,876
   Retained earnings (deficit)                                                     1,218                (359)
   LESOP guarantee                                                                     -                 (46)
   Accumulated other comprehensive income (loss)                                     347                 (70)
                                                                     -------------------- --------------------
Total shareowners' equity                                                         13,004               11,324
                                                                     -------------------- --------------------

Total liabilities and shareowners' equity                                        $25,389              $26,783
-------------------------------------------------------------------- ==================== ====================



See Notes to Consolidated Financial Statements.

Form 10-Q - Part I
MEDIAONE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

----------------------------------------------------------------------------------- ------------- ------------
Six Months Ended June 30,                                                               1998         1997
----------------------------------------------------------------------------------- ------------- ------------
OPERATING ACTIVITIES                                                                   Dollars in millions
   Net income                                                                            $26,827         $468
   Adjustments to net income:
     Discontinued operations                                                               (747)        (836)
     Gain on Separation                                                                 (24,461)            -
     Extraordinary (gain) loss on debt extinguishment                                        333          (3)
     Depreciation and amortization                                                           606          584
     Equity losses in unconsolidated ventures                                                205          318
     Distribution from unconsolidated ventures                                                28            5
     Gain on sale of domestic wireless investment                                        (3,869)            -
     Gains on sales of investments                                                          (39)         (95)
     Deferred income taxes and amortization of investment tax credits                      1,557         (76)
     Provision for uncollectibles                                                             27           32
  Separation costs paid                                                                     (97)            -
  Changes in operating assets and liabilities:
     Accounts and notes receivable                                                            29         (24)
     Inventories, supplies and other current assets                                         (46)         (30)
     Accounts payable and accrued liabilities                                              (286)           84
  Other - net                                                                                 91         (16)
                                                                                    ------------- ------------
  Cash provided by operating activities                                                      158          411
                                                                                    ------------- ------------

INVESTING ACTIVITIES
   Expenditures for property, plant and equipment                                          (725)        (709)
   Payment to Continental Cablevision shareowners                                              -      (1,150)
   Investment in international ventures                                                     (13)         (49)
   Investment in domestic ventures                                                          (79)        (116)
  Purchase of miscellaneous investments                                                     (35)         (25)
   Proceeds from sales of investments                                                        187          575
   Cash (to) from net investment in assets held for sale                                   (101)           50
   Other - net                                                                                 6            -
                                                                                    ------------- ------------
   Cash used for investing activities                                                      (760)      (1,424)
                                                                                    ------------- ------------

FINANCING ACTIVITIES
   Net proceeds from (repayments of) short-term debt                                       2,405      (3,051)
   Proceeds from issuance of long-term debt                                                    -        4,110
   Repayments of long-term debt                                                          (5,447)        (108)
   Repayments of Preferred Securities                                                      (582)            -
   Proceeds from issuance of common stock                                                    104           49
   Dividends paid on common stock                                                          (519)        (475)
   Dividends paid on preferred stock                                                        (27)         (23)
   Purchases of treasury stock                                                              (85)         (53)
                                                                                    ------------- ------------
   Cash (used for) provided by financing activities                                      (4,151)          449
                                                                                    ------------- ------------

  Cash provided by discontinued operations                                                 4,953          598
                                                                                    ------------- ------------

CASH AND CASH EQUIVALENTS
   Increase                                                                                  200           34
   Beginning balance                                                                         184          121
                                                                                    ============= ============
   Ending balance                                                                           $384         $155
----------------------------------------------------------------------------------- ============= ============

See Notes to Consolidated Financial Statements.

Form 10-Q - Part I

                                               MEDIAONE GROUP, INC.
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              For the Three and Six Months Ended June 30, 1998
                                               (Dollars in millions)
                                                    (Unaudited)

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. The Consolidated Financial Statements have been prepared by MediaOne Group, Inc. ("MediaOne Group" or the "Company") pursuant to the interim reporting rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally accompanying financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of MediaOne Group's management, the Consolidated Financial Statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial information set forth therein. It is suggested that these Consolidated Financial Statements be read in conjunction with the MediaOne Group Consolidated Financial Statements and notes thereto filed on Form 8-K dated June 18, 1998. The
MediaOne Group Form 8-K filing restated the U S WEST, Inc. Consolidated Financial Statements filed on Form 10-K/A dated April 13, 1998, and gave effect to the classification of New U S WEST as a discontinued operation, as defined in
Note 2 - the Separation - to the Consolidated Financial Statements.

Certain reclassifications within the Consolidated Financial Statements have been made to conform to the current year presentation.

NOTE 2:  THE SEPARATION

Prior to June 12, 1998,  MediaOne Group was known as "U S WEST,  Inc." ("Old
U S WEST"). On June 12, 1998, Old U S WEST separated its businesses into two independent public companies (the "Separation"). Until the Separation, Old
U S WEST conducted its businesses through two groups: U S WEST Media Group (the "Media Group") and U S WEST Communications Group (the "Communications Group"). Upon Separation, Old U S WEST was renamed "MediaOne Group, Inc." and retained the multimedia businesses of Media Group, except for U S WEST Dex, Inc. ("Dex"), the domestic directory business. The telecommunications businesses of the Communications Group became an independent public company and retained the "U S WEST, Inc." name ("New U S WEST"). In addition, Dex was aligned with New
U S WEST (the "Dex Alignment").

In connection with the Dex Alignment, (i) each holder of Media Group common stock received as a dividend .02731 shares of New U S WEST common stock for each share of Media Group common stock held (the "Dex Dividend"), and (ii) $3.9 billion of Old U S WEST debt was refinanced by New U S WEST.

Form 10-Q - Part I

                                               MEDIAONE GROUP, INC.
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               (Dollars in millions)
                                                    (Unaudited)


The Separation was consummated pursuant to the terms of a separation agreement between MediaOne Group and New U S WEST (the "Separation Agreement"). The
Company accounted for the distribution of New U S WEST stock to the Communications Group stockholders, and to the Media Group stockholders for the Dex Alignment, as a discontinuance of the businesses comprising New U S WEST. As a result, certain financial information of Old U S WEST has been restated to give effect to the classification of New U S WEST as a discontinued operation. See Note 13 - Discontinued Operations - to the Consolidated Financial Statements.

The Refinancing

In connection with the Separation, MediaOne Group refinanced substantially all of the indebtedness issued or guaranteed by Old U S WEST through a combination of tender offers, prepayments, and consent solicitations (the "Refinancing"). See Note 4 - Debt - to the Consolidated Financial Statements.

NOTE 3:  ACQUISITIONS AND DISPOSITIONS

Sale of Domestic Wireless Businesses

On April 6, 1998, MediaOne Group sold its domestic wireless businesses to AirTouch Communications, Inc. ("AirTouch") in a tax-efficient transaction (the "AirTouch Transaction"). The AirTouch Transaction was consummated pursuant to an agreement and plan of merger (the "AirTouch Merger Agreement") dated as of
January 29, 1998. The domestic wireless businesses included cellular communication services provided to 2.6 million customers in 12 western and midwestern states and a 25 percent interest in PrimeCo Personal Communications, L.P. ("PrimeCo"). Pursuant to the AirTouch Merger Agreement, AirTouch acquired these cellular and personal communications services ("PCS") interests. Consideration under the AirTouch Transaction consisted of (i) debt reduction of $1,350, (ii) the issuance to MediaOne Group of $1,650 in liquidation preference of dividend bearing AirTouch preferred stock (fair value of $1,493), and (iii) the preliminary issuance to MediaOne Group of 59,447,000 shares of AirTouch common stock. During July, 1998, the number of shares was adjusted to 59,314,000 as a result of post-closing adjustments. The transaction resulted in a gain of $2,257, net of deferred taxes of $1,612.

MediaOne Group is accounting for its investment in AirTouch under the cost method of accounting, as available for sale securities.

Form 10-Q - Part I

                                               MEDIAONE GROUP, INC.
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               (Dollars in millions)
                                                    (Unaudited)

PrimeStar Transaction

Prior to April 1, 1998, MediaOne Group held a 10.4 percent equity interest in PrimeStar Partners, L.P. ("Old PrimeStar"). In addition, MediaOne Group distributed PrimeStar direct broadcast satellite ("DBS") services to subscribers in its service areas and, as a result, reflected consolidated operating results with respect to such subscribers. On April 1, 1998, MediaOne Group contributed its interest in Old PrimeStar, as well as its PrimeStar subscribers and certain related assets, to PrimeStar, Inc. ("PrimeStar"), a newly formed entity, in exchange for an approximate 10 percent interest in PrimeStar and $77 in cash (the "PrimeStar Contribution"). As a result, effective April 1, 1998, MediaOne Group no longer reflects consolidated operating results for PrimeStar DBS services. MediaOne Group is accounting for the investment in PrimeStar under the cost method of accounting.

High Speed Data Joint Venture

On June 15, 1998, MediaOne Group formed a joint venture with Time Warner, Inc., ("Time Warner"), Time Warner Entertainment Company L.P. ("TWE") and Time Warner Entertainment-Advance/Newhouse Partnership ("TWE/AN") called "ServiceCo, LLC" (the "HSD Joint Venture"). The parties to the joint venture contributed certain of their respective high speed data ("HSD") assets into the HSD Joint Venture in exchange for common equity interests of approximately 31.4 percent for MediaOne Group, 10.7 percent for Time Warner, 25.0 percent for TWE and 32.9 percent for TWE/AN. In addition, Microsoft Corporation and Compaq Computer Corporation each contributed $212.5 million for a respective 10 percent preferred equity investment in the HSD Joint Venture. The preferred shares are convertible into a combined 20 percent common equity interest in the HSD Joint Venture. Assuming the conversion of the preferred shares and taking into account MediaOne Group's ownership in TWE, MediaOne Group would hold a proportionate diluted common equity interest in the HSD Joint Venture of approximately 34.6 percent. MediaOne Group intends to account for its investment in the HSD Joint Venture under the equity method of accounting.

The HSD Joint Venture will be responsible for maintaining an Internet network, providing technical customer support and developing national content. The parties to the joint venture will continue to operate their HSD businesses and be responsible for customer service and billing. However, the service will be marketed under the "Road Runner" brand name. Accordingly, MediaOne Group will continue to reflect HSD service revenues in its consolidated results. Beginning in the third quarter of 1998, MediaOne Group will reflect a service fee, payable to the HSD Joint Venture, based upon a predetermined formula.


Form 10-Q - Part I

                                               MEDIAONE GROUP, INC.
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               (Dollars in millions)
                                                    (Unaudited)

Time Warner Cable Systems

The Company has reached a definitive agreement with Time Warner to acquire Time Warner's cable systems in the cities of Dearborn and Wayne, Michigan for approximately $60. The systems serve approximately 30,000 subscribers. The transaction is expected to close in the fourth quarter of 1998.

NOTE 4:  DEBT

Short-term Debt

As part of the Refinancing, $4.9 billion of notional medium and long-term debt was redeemed, effective June 12, 1998, for a total cash redemption amount of $5.5 billion. MediaOne Group extinguished the debt by issuing commercial paper at a weighted-average interest rate of 5.85 percent. In accordance with the Separation Agreement, New U S WEST funded to MediaOne Group $3.9 billion related to the Dex Alignment. The Company used the funds to repay the amount of commercial paper issued in connection with the Refinancing. Debt extinguishment costs totaled $333 (net of income tax benefits of $209) and are reflected in the Consolidated Statements of Operations as an extraordinary item. In addition to refinancing costs, such costs included the difference between the market and face value of the debt redeemed and a charge for unamortized debt issuance costs. MediaOne Group financed the debt extinguishment costs by issuing commercial paper, net of a $140 reimbursement by New U S WEST for shared costs.

In connection with the AirTouch Transaction, AirTouch assumed $1,350 of short-term debt from MediaOne Group.

MediaOne Group maintains a commercial paper program to finance short-term cash flow requirements, as well as to maintain a presence in the short-term debt market. The Company is permitted to borrow up to $4.0 billion of commercial paper, backed by lines of credit, of which approximately $2.2 billion was available at June 30, 1998.

Form 10-Q - Part I

                                               MEDIAONE GROUP, INC.
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               (Dollars in millions)
                                                    (Unaudited)

The components of short-term debt follow:

      -------------------------------------------------------------------- -------------------- --------------------
                                                                                June 30,         December 31, 1997
                                                                                   1998
      -------------------------------------------------------------------- -------------------- --------------------
      Notes payable:
          Commercial paper                                                              $1,814                 $750
          Other                                                                             22                   17
      Current portion of long-term debt                                                    450                  266
      Allocated to the capital assets segment - net                                      (211)                (100)
      Allocated to the discontinued operations                                               -                (198)

                                                                           ==================== ====================
      Total                                                                             $2,075                 $735
      ==================================================================== ==================== ====================

Long-term Debt

The components of long-term debt follow:

---------------------------------------------------------------------------- ------------------- --------------------
                                                                                  June 30,        December 31, 1997
                                                                                    1998
---------------------------------------------------------------------------- ------------------- --------------------

Senior unsecured notes, debentures and medium-term notes                                 $2,351               $7,275
Senior subordinated debt                                                                    300                  300
Debt exchangeable for common stock                                                            -                  254
Insurance company notes                                                                      18                   36
Capital lease obligations                                                                     5                    6
Other                                                                                        93                   81
Unamortized discount - net                                                                    -                  (8)
Unamortized premium - net                                                                   273                  284

                                                                             =================== ====================
Total                                                                                    $3,040               $8,228
============================================================================ =================== ====================


Form 10-Q - Part I

                                               MEDIAONE GROUP, INC.
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               (Dollars in millions)
                                                    (Unaudited)

Interest rates and maturities of long-term debt follow:

------------------------- ------------------------------------------------------------ -------------------------
                                                  Maturities                                    Total
                          ------------------------------------------------------------ -------------------------
Interest Rates               1999       2000      2001        2002       Thereafter       1998         1997
------------------------- ----------- --------- ---------- ----------- --------------- ------------ ------------

Above 5% to 6%                    $-        $-         $-          $-              $-           $-          $10
Above 6% to 7%                    11         1          -          36              48           96        2,498
Above 7% to 8%                     -         -          -           2              47           49        2,730
Above 8% to 9%                     -         -        200           -           1,475        1,675        1,717
Above 9% to 10%                    4         3          -           -             525          532          575
Above 10%                         17         -          -           -             300          317          335
                          =========== ========= ========== =========== =============== ------------ ------------
                                 $32        $4       $200         $38          $2,395        2,669        7,865
                          =========== ========= ========== =========== ===============

Capital lease
 obligations and
 other                                                                                          98           87
Unamortized  discount  -
  net                                                                                            -          (8)
Unamortized   premium  -
  net                                                                                          273          284
                                                                                       ============ ============
Total                                                                                       $3,040       $8,228
------------------------- ----------- --------- ---------- ----------- --------------- ============ ============

In conjunction with the Refinancing, MediaOne Group assumed from Old U S WEST $351 of medium and long-term debt securities. The debt securities were reflected as outstanding on MediaOne Group's restated Consolidated Balance Sheet as of December 31, 1997.

Interest Rate Risk Management

On June 3, 1998, in conjunction with the Refinancing, MediaOne Group terminated all of its outstanding interest rate swap agreements, resulting in a charge to interest expense of approximately $16. The swap agreements were terminated as the debt underlying the instruments was refinanced on June 12, 1998.

NOTE 5:  FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair values of cash equivalents, other current amounts receivable and payable, and short-term debt approximate carrying values due to their short-term nature.


Form 10-Q - Part I

                                               MEDIAONE GROUP, INC.
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               (Dollars in millions)
                                                    (Unaudited)

The carrying values of mandatorily redeemable preferred stock and long-term receivables approximate the fair values based on quoted market prices or discounting future cash flows. The carrying value of foreign exchange contracts approximates the fair value based on estimated amounts MediaOne Group would receive or pay to terminate such agreements. It is not practicable to estimate the fair value of financial guarantees because there are no quoted market prices for similar transactions.

The fair values of long-term debt, including debt associated with the capital assets segment and Preferred Securities, are based on quoted market prices where available or, if not available, are based on discounting future cash flows using current interest rates.

--------------------------------------------------------------------------------------------------------------
                                                                June 30, 1998           December 31, 1997
                                                          ----------------------------------------------------
                                                          ----------------------------------------------------
                                                            Carrying       Fair       Carrying       Fair
                                                              Value        Value        Value        Value
--------------------------------------------------------------------------------------------------------------
Debt (includes short-term portion)                               $5,483      $5,960        $9,335      $9,910
Interest rate swap agreements - assets                                -           -             -           -
Interest rate swap agreements - liabilities                           -           -             -          19
                                                          ====================================================
Debt - net                                                       $5,483      $5,960        $9,335      $9,929
                                                          ====================================================

Preferred Securities                                               $561        $565        $1,080      $1,110
--------------------------------------------------------------------------------------------------------------

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

The amortized cost and estimated market value of debt and equity securities follow:

         ----------------------------------------- -----------------------------------------------
                                                                   June 30, 1998
                                                   --------------- --------------- ---------------
                                                                       Gross
                                                                     Unrealized      Fair Value
         Securities                                     Cost           Gains
         ----------------------------------------- --------------- --------------- ---------------

         Equity securities                                 $5,128            $718          $5,846
         Debt securities                                       12               -              12
         Securitized loan                                      47               -              47
                                                   =============== =============== ===============
         Total                                             $5,187            $718          $5,905
         ----------------------------------------- =============== =============== ===============

Form 10-Q - Part I

                                               MEDIAONE GROUP, INC.
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               (Dollars in millions)
                                                    (Unaudited)

Net unrealized gains and losses on marketable securities are included in equity. For the six-month period ended June 30, 1998, net unrealized gains were $679, net of deferred taxes of $265.

NOTE 6: COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY COMPANY-GUARANTEED DEBENTURES

On June 12, 1998, MediaOne Group tendered for cash or exchanged (the "Exchange Offer") all of the outstanding Company obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely Company-guaranteed debentures ("Preferred Securities"). Of the total outstanding, $301 face value of 7.96 percent Preferred Securities and $237 face value of 8.25 percent Preferred Securities were redeemed for cash. The cash redemption amount of $570 was financed by issuing commercial paper at a weighted average interest rate of
5.85 percent. In addition, $266 face value of 7.96 percent Preferred Securities and $213 face value of 8.25 percent Preferred Securities were exchanged for 9.30 percent Preferred Securities and 9.50 percent Preferred Securities, respectively, at fair value.

After the Exchange Offer, there were outstanding $33 of 7.96 percent Preferred Securities and $30 of 8.25 percent Preferred Securities previously guaranteed by Old U S WEST. Such guarantees were assumed by MediaOne Group. As of June 30, 1998, there were 1,312,910 shares of 7.96 percent Preferred Securities and 1,185,618 shares of 8.25 percent Preferred Securities outstanding.

MediaOne Finance Trust I ("Finance I"), a wholly owned subsidiary of MediaOne Group, issued $274 fair value of 9.30 percent Preferred Securities, with a maturity date of September 30, 2025, in exchange for 10,658,108 shares of 7.96 percent Preferred Securities previously guaranteed by Old U S WEST. MediaOne Finance Trust II ("Finance II"), a wholly owned subsidiary of MediaOne Group, issued $224 fair value of 9.50 percent Preferred Securities, with a maturity date of October 29, 2036, in exchange for 8,520,289 shares of 8.25 percent Preferred Securities previously guaranteed by Old U S WEST. The Preferred Securities of Finance I and Finance II were recorded at fair value of $25.75 and $26.30 per share, respectively, and have a liquidation value of $25.00 per share. Finance I and Finance II also issued $9 and $7, respectively, of common securities to MediaOne Group. Finance I used the total proceeds to purchase from MediaOne Group Funding, Inc. ("MediaOne Funding"), a newly formed financing subsidiary of the Company, $283 principal amount of MediaOne Group Funding 9.30 percent Subordinated Deferrable Interest Notes (the "Finance I Subordinated Debt Securities") due 2025, the

Form 10-Q - Part I

                                               MEDIAONE GROUP, INC.
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               (Dollars in millions)
                                                    (Unaudited)

obligations under which are fully and unconditionally guaranteed by MediaOne Group (the "Finance I Debt Guarantees"). The sole assets of Finance I are and will be the Finance I Subordinated Debt Securities and the Finance I Debt Guarantees. Finance II used the total proceeds to purchase from MediaOne Funding $231 principal amount of MediaOne Group Funding 9.50 percent Subordinated Deferrable Interest Notes (the "Finance II Subordinated Debt Securities" and together with the Finance I Subordinated Debt Securities, the "Subordinated Debt Securities") due 2036, the obligations under which are fully and unconditionally guaranteed by MediaOne Group (the "Finance II Debt Guarantees" and together with the Finance I Debt Guarantees, the "Debt Guarantees"). The sole assets of Finance II are and will be the Finance II Subordinated Debt Securities and the Finance II Debt Guarantees.

MediaOne Group has guaranteed the payment of interest and redemption amounts to holders of Preferred Securities when Finance I and Finance II have funds available for such payments (the "Payment Guarantee") as well as MediaOne Funding's undertaking to pay all of Finance I and Finance II's costs, expenses and other obligations (the "Expense Undertaking"). The Payment Guarantee and the Expense Undertaking, including MediaOne Group's guarantee with respect thereto, considered together with MediaOne Funding's obligations under the indenture and Subordinated Debt Securities and MediaOne Group's obligations under the indenture, declaration and Debt Guarantee, constitute a full and unconditional guarantee by MediaOne Group of Finance I's and Finance II's obligations under the Preferred Securities. The interest and other payment dates on the Subordinated Debt Securities correspond to the distribution and other payment dates on the Preferred Securities. Under certain circumstance, the Subordinated Debt Securities may be distributed to the holders of Preferred Securities and common securities in liquidation of Finance I and Finance II.

The 9.30 percent Subordinated Debt Securities are redeemable in whole or in part by MediaOne Funding at any time on or after September 11, 2000, at a redemption price of $25.00 per Subordinated Debt Security plus accrued and unpaid interest. If MediaOne Funding redeems the Subordinated Debt Securities, Finance I is required to redeem the Preferred Securities concurrently at $25.00 per share plus accrued and unpaid distributions. As of June 30, 1998, there were 10,658,108 shares of the 9.30 percent Preferred Securities outstanding. The 9.50 percent Subordinated Debt Securities are redeemable in whole or in part by MediaOne Funding at any time on or after October 29, 2001, at a redemption price of $25.00 per Subordinated Debt Security plus accrued and unpaid interest. If MediaOne Funding redeems the Subordinated Debt Securities, Finance II is required to redeem the Preferred Securities concurrently at $25.00 per share plus accrued and unpaid distributions. As of June 30, 1998, there were 8,520,289 shares of the 9.50 percent Preferred Securities outstanding.

Form 10-Q - Part I

                                               MEDIAONE GROUP, INC.
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               (Dollars in millions)
                                                    (Unaudited)

MediaOne Group recorded a charge to equity of $53, after tax benefits of $28, related to the Exchange Offer. Such charge represented redemption costs, including the difference between the face and market value of the securities, and a charge for unamortized issuance costs. Also included was a charge of $19 related to market value premiums on the exchanged securities.

NOTE 7:  SHAREOWNERS' EQUITY

Series D Preferred Stock. Effective with the Separation, the 19,999,478 shares outstanding of 4.5 percent, 20 year, Series D Preferred Stock (the "Series D Preferred Stock") remain outstanding and represent shares of MediaOne Group Series D Preferred Stock. Since holders of the Series D Preferred Stock did not participate in the Dex Dividend, the Board of Directors, pursuant to a certificate of designation of the Series D Preferred Stock, adjusted the conversion rate of the Series D Preferred Stock to $25.25 per share from $26.25 per share.

Common Stock. Prior to the Separation, Old U S WEST had outstanding two separate classes of common stock which reflected the performance of its two groups. The performance of Media Group was reflected by the U S WEST Media Group Common Stock (the "Media Stock") and the performance of the Communications Group was reflected by the U S WEST Communications Group Common Stock (the "Communications Stock"). Upon Separation, and in accordance with the terms of the Separation Agreement, each outstanding share of Media Stock remains outstanding and represents one share of MediaOne Group Common Stock ("MediaOne Group Stock"). Each share of Media Stock held as treasury stock by Old U S WEST now represents one share of MediaOne Group Stock held as treasury stock by MediaOne Group. All issued and outstanding shares of Communications Stock were redeemed for shares of New U S WEST common stock, resulting in a reduction of $421 to MediaOne Group's Common Shares presented on the Consolidated Balance Sheet. Each share of Communications Stock held as treasury stock by Old U S WEST was canceled.

During the six month period ended June 30, 1998, MediaOne Group purchased and placed into treasury 1,468,000 shares of MediaOne Group stock, for an average purchase price of $36.94 per share and a total cost basis of $54.

Retained Earnings (Deficit). MediaOne Group no longer holds Communications Stock and, accordingly, the Consolidated Balance Sheet reflects decreased assets and stockholders' equity. The Separation resulted in an overall reduction in MediaOne Group's retained earnings of $884 at June 12, 1998, including Separation costs. The reduction in equity represents the $770 net book value of New U S WEST, net of the $3.9 billion debt assumption, and the $151 of Separation costs, less the tax benefit on those costs of $37.

Form 10-Q - Part I

                                               MEDIAONE GROUP, INC.
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               (Dollars in millions)
                                                    (Unaudited)

  The calculation of the gain on Separation is as follows:

                   ------------------------------------------------------------------------- ----------------

                   Fair value of Communications Group at June 12, 1998                               $24,495
                   Dex Dividend                                                                          850
                                                                                             ----------------
                         Total fair value                                                             25,345
                   Net book value of New U S WEST at June 12, 1998                                   (4,670)
                   Debt assumption by New U S WEST                                                     3,900
                   Separation costs                                                                    (151)
                   Tax benefit on Separation costs                                                        37
                                                                                             ================
                   Gain on Separation                                                                $24,461
                   ------------------------------------------------------------------------- ================

Comprehensive   Income.   Total  comprehensive  income  and  the  components  of
comprehensive income follow:

----------------------------------------------------- ---------------------------- ---------------------------
                                                      Three Months Ended June 30,  Six Months Ended June 30,
                                                      ---------------------------- ---------------------------
                                                          1998           1997           1998          1997
----------------------------------------------------- -------------- -------------- -------------- -----------

Net income                                                  $26,615           $238        $26,827        $468
Other comprehensive income, before tax:
   Foreign currency translation adjustment                      (8)            (9)              9           2
   Unrealized gains on debt and equity securities
                                                                571            146            690          83
   Reclassification for gains realized in net income
                                                               (11)           (29)           (11)        (32)
Income  tax  provision  related  to  items  of other
   comprehensive income                                       (219)           (51)          (271)        (29)

                                                      ============== ============== ============== ===========
Total comprehensive income                                  $26,948           $295        $27,244        $492
----------------------------------------------------- ============== ============== ============== ===========

The majority of the unrealized gains on debt and equity securities relate to the Company's investment in AirTouch common and preferred stock. Such investment was acquired on April 6, 1998, in connection with the AirTouch Transaction.


Form 10-Q - Part I

                                               MEDIAONE GROUP, INC.
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               (Dollars in millions)
                                                    (Unaudited)

Leveraged Employee Stock Ownership Plan ("LESOP"). Old U S WEST maintained a defined contribution savings plan for substantially all employees, except for employees of the Atlanta cable systems and foreign national employees. Old U S WEST matched a percentage of eligible employee contributions with shares of MediaOne Group Stock and Communications Stock. In 1989, Old U S WEST established two LESOPs to provide stock for matching contributions to the savings plan through borrowings at reduced rates of interest. Shares in the LESOP were released as principal and interest were paid on the debt. The borrowings associated with the LESOP were unconditionally guaranteed by Old U S WEST, and reflected as debt in the Consolidated Balance Sheet as of December 31, 1997. A corresponding reduction in shareowners' equity was also reflected on the Consolidated Balance Sheet. In May, 1998, the borrowings associated with the LESOP were repaid, resulting in corresponding adjustments to debt and equity.

In connection with the Separation, the unallocated shares in the LESOP as of June 12, 1998, were split between MediaOne Group and New U S WEST. As of June 30, 1998, MediaOne Group held approximately 105,000 shares of MediaOne Group Stock to be allocated to the defined contribution savings plan participants.

NOTE 8:  EARNINGS PER SHARE

The  following  table  reflects the  computation  of basic and diluted  earnings
(loss) per share for MediaOne Group Stock and Communications Stock. The 1998 dilutive securities represent the incremental weighted average shares from potential share issuances associated with stock options for MediaOne Group Stock and Communications Stock, and the assumed conversion of the convertible Series D Preferred Stock for MediaOne Group Stock. The 1997 diluted loss and loss per share amounts do not include potential share issuances associated with stock options and the convertible Series D Preferred Stock since the effect would have been antidilutive on the loss from continuing operations.

Form 10-Q - Part I

                                               MEDIAONE GROUP, INC.
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               (Dollars in millions)
                                                    (Unaudited)

--------------------------------------------------------- ---------------------------- -------------------------
                                                              Three Months Ended           Six Months Ended
                                                                   June 30,                    June 30,
                                                          ---------------------------- -------------------------
                                                              1998          1997          1998         1997
--------------------------------------------------------- ------------- -------------- ------------ ------------

MEDIAONE GROUP STOCK
Income (loss) from continuing operations                        $2,174         $(181)       $1,952       $(371)
    Preferred stock dividends                                     (13)           (12)         (27)         (25)
    Loss on redemption of Preferred Securities                    (53)              -         (53)            -
                                                          ------------- -------------- ------------ ------------
Income (loss) from continuing operations available for
  common shareowners used for basic earnings per share
                                                                $2,108         $(193)       $1,872       $(396)
  Preferred stock dividends on assumed conversion
                                                                    12              -           24            -
                                                          ============= ============== ============ ============
Income (loss) from continuing operations used for
  diluted earnings (loss) per share                             $2,120         $(193)       $1,896       $(396)
                                                          ============= ============== ============ ============

Income from discontinued operations
  Results of operations (1)                                        $71            $84         $158         $165
                                                          ============= ============== ============ ============
  Gain on Separation                                           $24,461              -      $24,461            -
                                                          ============= ============== ============ ============
Extraordinary item - early extinguishment of debt - net
  of tax                                                        $(333)             $3       $(333)            3
--------------------------------------------------------- ============= ============== ============ ============

Form 10-Q - Part I

                                               MEDIAONE GROUP, INC.
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               (Dollars in millions)
                                                    (Unaudited)

--------------------------------------------------------- ---------------------------- -------------------------
                                                              Three Months Ended           Six Months Ended
                                                                   June 30,                    June 30,
                                                          ---------------------------- -------------------------
                                                              1998          1997          1998         1997
--------------------------------------------------------- ------------- -------------- ------------ ------------
                                                                          (Shares in thousands)
MEDIAONE GROUP STOCK
Weighted average number of shares used for basic
  earnings (loss) per share                                    609,098        606,446      608,699      606,486
Effect of dilutive securities:
   Stock options                                                 6,112              -        5,651            -
  Series D Preferred Stock                                      38,401              -       38,251            -
                                                          ============= ============== ============ ============
Weighted average number of shares used for diluted
    earnings (loss) per share                                  653,611        606,446      652,601      606,486
                                                          ============= ============== ============ ============


BASIC EARNINGS(LOSS) PER SHARE:
Income (loss) from continuing operations                         $3.46        $(0.31)        $3.08      $(0.65)
                                                          ============= ============== ============ ============
Income from discontinued operations - results of
  operations (1)                                                 $0.12          $0.14        $0.26        $0.27
                                                          ============= ============== ============ ============
Income from discontinued operations - gain on Separation
                                                                $40.16            $ -       $40.19          $ -
                                                          ============= ============== ============ ============
Extraordinary item - early extinguishment of debt - net
  of tax                                                       $(0.55)            $ -      $(0.55)          $ -
                                                          ============= ============== ============ ============

DILUTED EARNINGS (LOSS) PER SHARE:
Earnings (loss) per share from continuing operations
                                                                 $3.24        $(0.31)        $2.91      $(0.65)
                                                          ============= ============== ============ ============
Earnings per share from discontinued operations -
  results of operations (1)                                      $0.11          $0.14        $0.24        $0.27
                                                          ============= ============== ============ ============
Earnings per share from discontinued operations - gain
  on Separation                                                 $37.42            $ -       $37.48          $ -
                                                          ============= ============== ============ ============
Loss per share from extraordinary item - early
  extinguishment of debt - net of tax                          $(0.51)            $ -      $(0.51)          $ -
---------------------------------------------------------
                                                          ============= ============== ============ ============

(1)  Represents the operations of Dex, which were discontinued on June 12, 1998.

Form 10-Q - Part I

                                               MEDIAONE GROUP, INC.
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Dollars in millions, except per share amounts)
                                                    (Unaudited)

----------------------------------------------------------- -------------------------- -------------------------
                                                               Three Months Ended          Six Months Ended
                                                                    June 30,                   June 30,
                                                            -------------------------- -------------------------
                                                               1998         1997          1998         1997
----------------------------------------------------------- ----------- -------------- ------------ ------------
                                                                           (Shares in thousands)
COMMUNICATIONS STOCK
Income from discontinued operations used for basic and
  diluted earnings per share (1)                                   $242           $332        $589         $671
                                                            ============ ============== =========== ============

Weighted average number of shares used for basic earnings
  per share                                                     484,982        482,542     484,972      481,945
Effect of dilutive securities:
   Stock options                                                  4,075              -       4,097            -
                                                            ============ ============== =========== ============
Weighted average number of shares used for diluted
    earnings per share                                          489,057        482,542     489,069      481,945
                                                            ============ ============== =========== ============

BASIC AND DILUTED EARNINGS PER SHARE:
Basic earnings per share from discontinued operations
                                                                  $0.50          $0.69       $1.21        $1.39
                                                            ============ ============== =========== ============
Diluted earnings per share from discontinued operations
                                                                  $0.49          $0.69       $1.20        $1.39
----------------------------------------------------------- ============ ============== =========== ============

(1) Represents the operations of the Communications Group, which were discontinued on June 12, 1998.

NOTE 9:  EMPLOYEE BENEFITS

Pension Plans. On June 12, 1998, MediaOne Group established a new defined benefit pension plan covering substantially all of its employees, except for foreign national employees. Benefits are based on a final pay formula. The Company uses the projected unit credit method for the determination of pension cost for financial reporting purposes and the aggregate cost method for funding purposes. The Company's policy is to fund amounts required under the Employee Retirement Income Security Act of 1974.

In connection with the Separation, a portion of the existing assets of the Old
U S WEST pension plan were transferred at fair value to MediaOne Group. The following discussion utilizes values as of June 12, 1998, the day of the Separation.


Form 10-Q - Part I

                                               MEDIAONE GROUP, INC.
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               (Dollars in millions)
                                                    (Unaudited)

The funded status of the plan follows:

  ---------------------------------------------------------------------------------------==============
  Accumulated benefit obligation, including vested benefits of  $105                              $120
                                                                                         ==============
  Plan assets at fair value, primarily stocks and bonds                                           $200
  Less: Projected benefit obligation                                                               134
                                                                                         --------------
  Plan assets in excess of projected benefit obligation                                             66
  Unrecognized net (gain)                                                                         (68)
  Balance of unrecognized net asset at January 1, 1987                                             (8)
                                                                                         ==============
  Net pension liability                                                                          $(10)
  =====================================================================================================

The actuarial assumptions used to calculate the projected benefit obligation follow:

--------------------------------------------------------------------------------------------------
Discount rate                                                                               7.00%
Weighted-average rate of compensation increase                                              5.50%
--------------------------------------------------------------------------------------------------

Anticipated   future   benefit   changes  have  been   reflected  in  the  above
calculations.

Postretirement Benefits Other Than Pension. Old U S WEST had established an employee welfare benefit program that included retiree medical and life insurance benefits for certain employees. Assets totaling approximately $4 were transferred from two Old U S WEST retiree medical and life insurance benefits trusts to MediaOne Group at the time of the Separation. As of June 12, 1998, the day of the Separation, the accumulated postretirement benefit obligation was $20 and the accrued postretirement benefit obligation was $12. A discount rate and medical trend rate of 7.0% and 8.5%, respectively, were used to calculate the accumulated postretirement obligation. Anticipated future benefit changes were also reflected in the postretirement benefit calculations.

NOTE 10:  COMMITMENTS

At December 31, 1997, a subsidiary of MediaOne Group guaranteed debt, non-recourse to MediaOne Group, associated with its international investment, in the principal amount of approximately $600. In June 1998, the international investment refinanced its line of credit and drew on the new line of credit, resulting in an increase of the debt guarantee to approximately $900, as of June 30, 1998.


Form 10-Q - Part I

                                               MEDIAONE GROUP, INC.
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               (Dollars in millions)
                                                    (Unaudited)

NOTE 11:  SUBSEQUENT EVENTS.

Investment in Binariang Bhd. On July 24, 1998, British Telecom (BT) announced it would acquire a 33.3 percent stake in Binariang Bhd, a major Malaysian telecommunications group. MediaOne Group currently owns a 19 percent stake in Binariang. Under the terms of the deal, MediaOne Group's interest would be diluted to 12.6 percent. The Company's investment carrying value is currently at zero due to an impairment write-down at the end of 1997. The Company continues to monitor its investment in Malaysia.

Time Warner Telecom. On July 14, 1998, TWE, TWE-A/N and Time Warner contributed the assets and liabilities of the Time Warner competitive local exchange business (the "Time Warner Telecom Business") into a newly formed entity, Time Warner Telecom LLC ("TW Telecom"). The Time Warner Telecom Business had been jointly operated by the parties to provide telephony services to its business customers in their respective cable markets. TWE and TWE-A/N distributed their ownership interest in TW Telecom on a pro rata basis to Time Warner, MediaOne Group and Advance/Newhouse. As a result, MediaOne Group now holds an 18.88 percent interest in TW Telecom. Since the investment in TW Telecom resulted from a distribution by TWE, MediaOne Group's investment balance in TWE will be reduced by the book value of the TW Telecom investment attributable to MediaOne Group. The investment in TW Telecom will be accounted for under the cost method of accounting.

Debt Issuance. On August 5, 1998, MediaOne Group issued approximately $1.5 billion of 6.25 percent notes, mandatorily exchangeable at maturity into (i) shares of AirTouch common stock held by MediaOne Group, (ii) the cash equivalent or (iii) a combination of cash and AirTouch common stock, at MediaOne Group's option. The notes mature in August, 2001. Proceeds from the offering were used to reduce outstanding commercial paper and for general corporate purposes.

NOTE 12:  NET INVESTMENT IN ASSETS HELD FOR SALE

The capital assets segment is being accounted for in accordance with Staff Accounting Bulletin No. 93, issued by the SEC, which requires discontinued operations not disposed of within one year of the measurement date to be accounted for prospectively in continuing operations as "net investment in assets held for sale." The net realizable value of the assets is being evaluated on an ongoing basis with adjustments to the existing reserve, if any, being charged to continuing operations. No such adjustment has been required. Prior to January 1, 1995, the entire capital

Form 10-Q - Part I

                                               MEDIAONE GROUP, INC.
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               (Dollars in millions)
                                                    (Unaudited)

assets segment was accounted for as discontinued operations in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations
- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions".

The components of net investment in assets held for sale follow:

------------------------------------------------------------------- ------------------ ---------------------
                                                                             June 30,          December 31,
                                                                                 1998                  1997
------------------------------------------------------------------- ------------------ ---------------------
ASSETS
Cash and cash equivalents                                                   $      37              $     54
Finance receivables - net                                                         778                   777
Investment in real estate - net of valuation allowance                             82                   156
Bonds, at market value                                                            116                   119
Investment in FSA                                                                 404                   365
Other assets                                                                      227                   197
                                                                    ------------------ ---------------------

Total assets                                                                   $1,644                $1,668
                                                                    ================== =====================

LIABILITIES
Debt                                                                           $  368                $  372
Deferred income taxes                                                             684                   669
Accounts payable, accrued liabilities and other                                   135                   197
Minority interests                                                                 12                    11
                                                                    ------------------ ---------------------

Total liabilities                                                               1,199                 1,249
                                                                    ------------------ ---------------------

Net investment in assets held for sale                                         $  445                $  419
=================================================================== ================== =====================

Building sales and operating revenues of the capital assets segment were $59 and $122 for the three- and six-month periods ended June 30, 1998, respectively, and $21 and $78 for the three- and six-month periods ended June 30, 1997, respectively.

Revenues of MediaOne Financial Services, Inc. ("Financial Services"), a member of the capital assets segment, were $5 and $10 for the three- and six-month periods ended June 30, 1998, respectively, and $6 and $11 for the three-and six-month periods ended June 30, 1997, respectively. Selected financial data for Financial Services follows.

Form 10-Q - Part I

                                               MEDIAONE GROUP, INC.
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               (Dollars in millions)
                                                    (Unaudited)

------------------------------------------------------------------- ------------------ --------------------
                                                                             June 30,         December 31,
                                                                                 1998                 1997
-------------------------------------------------------------------
                                                                    ------------------ --------------------
Net finance receivables                                                        $  819              $   824
Total assets                                                                    1,166                1,208
Total debt                                                                        354                  363
Total liabilities                                                               1,076                1,121
Equity                                                                             90                   87
------------------------------------------------------------------- ------------------ --------------------

In conjunction with the Separation, Financial Services redeemed $125 notional medium-term debt for a cash redemption amount of $129. Financial Services funded the redemption with proceeds loaned from MediaOne Funding.

NOTE 13:  DISCONTINUED OPERATIONS

The Company has accounted for the distribution of New U S WEST stock to the holders of Communications Stock, and to the holders of Media Stock for the Dex Alignment, as a discontinuance of the businesses comprising New U S WEST. The measurement date for discontinued operations accounting purposes was June 4, 1998, the date upon which Old U S WEST's shareowners approved the Separation. The effective date of the Separation was June 12, 1998. Because the distribution of New U S WEST was non pro-rata, as compared with the businesses previously attributed to Old U S WEST's two classes of shareowners, it was accounted for at fair value. The distribution resulted in a gain of $24,461, net of Separation costs of $151 and tax benefits of $37. Separation costs included cash payments under severance agreements of $45 and financial advisory, legal, registration fee, printing and mailing costs. Separation costs also included a one-time payment to terminate the sale of the Minnesota cable systems.



Form 10-Q - Part I

                                               MEDIAONE GROUP, INC.
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               (Dollars in millions)
                                                    (Unaudited)

Summarized financial information for the discontinued operations is as follows:

         ----------------------------------------------------------------- ---------------------
                                                                               December 31,
         Summarized Financial Position                                             1997
         ----------------------------------------------------------------- ---------------------
         ASSETS
         Cash and cash equivalents                                                     $     27
         Accounts and notes receivables - net                                             1,717
         Property, plant and equipment - net                                             14,308
         Other assets                                                                     1,344
                                                                           ---------------------

         Total assets                                                                   $17,396
                                                                           =====================

         LIABILITIES
         Debt                                                                          $  5,715
         Accounts payable, accrued liabilities and other                                  4,260
         Postretirement and other postemployment benefit obligation                       2,534
         Deferred income taxes and credits                                                  520
                                                                           ---------------------

         Total liabilities                                                               13,029
                                                                           ---------------------

         Net investment in assets of discontinued operations                           $  4,367
         ================================================================= =====================

------------------------------------------------- -------------------------- ------------------------------
                                                     Three Months Ended            Six Months Ended
                                                          June 30,                     June 30,
                                                  -------------------------- ------------------------------
Summarized Operating Results                          1998         1997          1998            1997
------------------------------------------------- ------------- ------------ -------------- ---------------
Revenues                                                $2,445       $2,830         $5,454          $5,697

Operating income                                           597          756          1,412           1,533

Income before income taxes                                 494          667          1,187           1,337
Income tax expense                                       (181)        (251)          (440)           (501)
                                                  ============= ============ ============== ===============
Net income of discontinued operations                     $313         $416           $747            $836
================================================= ============= ============ ============== ===============


Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share amounts)

Some of the information presented in or in connection with this report constitutes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors that could cause actual results to differ from expectations include: (i) greater than anticipated competition from new entrants into the cable, and wireless communications markets, (ii) changes in demand for the Company's products and services, (iii) regulatory changes affecting the cable and telecommunications industries, (iv) changes in economic conditions in the various markets served by MediaOne Group operations, including international markets, that could adversely affect the level of demand for cable, wireless, or other services offered by the Company, (v) greater than anticipated competitive activity requiring new pricing for services, (vi) higher than anticipated start-up costs associated with new business opportunities, (vii) higher than anticipated employee levels, capital expenditures, and operating expenses (such as costs associated with Year 2000 remediation), (viii) consumer acceptance of broadband services, including telephony and data services, and wireless services, (ix) increases in fraudulent activity with respect to broadband and wireless services, or (x) delays in the development of anticipated technologies, or the failure of such technologies to perform according to expectations.

The Separation

Prior to June 12, 1998, MediaOne Group was known as Old U S WEST. On June 12, 1998, Old U S WEST consummated a transaction in which it separated its businesses into two independent public companies. Until the Separation, Old U S WEST conducted its businesses through two groups: the Media Group and the Communications Group. Upon Separation, Old U S WEST was renamed "MediaOne Group, Inc." and retained the multimedia businesses of Media Group, except for Dex, the domestic directory business. The telecommunications businesses of the Communications Group became an independent public company and retained the "U S WEST, Inc." name. In addition, Dex was aligned with New U S WEST.

The Company accounted for the distribution of New U S WEST stock to the Communications Group stockholders, and to the Media Group stockholders for the Dex Alignment, as a discontinuance of the businesses comprising New U S WEST. Because the distribution was non pro-rata, as compared with the businesses previously attributed to Old U S WEST's two classes of stock, the distribution was accounted for at fair value and resulted in a gain of $24,461, or $40.16 basic earnings per MediaOne Group share, net of Separation costs of $151 and tax benefits of $37. Separation costs included cash payments under severance agreements of $45 and financial advisory, legal, registration fees, printing and mailing costs.


Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share amounts), continued

In conjunction with the Separation, Old U S WEST redeemed $4.9 billion of its long term debt outstanding. The redemption resulted in an extraordinary loss of $333, net of tax benefits of $209, or $0.55 basic loss per MediaOne Group share. The loss was the result of refinancing costs, including the difference between the market and face value of the debt redeemed and a charge for unamortized debt issuance costs. MediaOne Group financed the redemption with short-term commercial paper at a weighted average interest rate of 5.85 percent. In accordance with the Separation Agreement, New U S WEST funded to MediaOne Group $3.9 billion related to the Dex Alignment. Such funds were used to repay the commercial paper issued in connection with the Refinancing.



Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share amounts), continued

Results of Operations - Continuing Operations - Three and Six Months Ended June 30, 1998 Compared with 1997

Income (Loss) from Continuing Operations

----------------------------- ---------------------- -------------------- --------------------------------------------
                                                                                Basic Earnings (Loss) Per Share
                                                                                   From Continuing Operations
                                                                          --------------------------------------------
                               Three Months Ended                           Three Months Ended
                                    June 30,               Change                June 30,               Change
                              ---------------------- -------------------- ----------------------- --------------------
                                1998        1997        $          %        1998        1997         $          %
----------------------------- ---------- ----------- --------- ---------- ---------- ------------ --------- ----------
Income (loss) from
  continuing operations          $2,174      $(181)    $2,355          -      $3.46      $(0.31)     $3.77          -
Adjustments to reported
  gain (loss) from
  continuing operations:
   Gain on sale of domestic
    wireless investment         (2,257)           -   (2,257)          -     (3.71)            -    (3.71)          -
   Gains on sales of
    investments                    (14)        (25)        11     (44.0)     (0.02)       (0.04)      0.02     (50.0)
                              ========== =========== ========= ========== ========== ============ ========= ==========
Normalized loss from
  continuing operations           $(97)      $(206)      $109     (52.9)    $(0.27)       (0.35)     $0.08     (22.9)
============================= ========== =========== ========= ========== ========== ============ ========= ==========

----------------------------- --------------------- --------------------- -------------------------------------------
                                                                               Basic Earnings (Loss) Per Share
                                                                                  From Continuing Operations
                                                                          -------------------------------------------
                                Six Months Ended                            Six Months Ended
                                    June 30,               Change               June 30,               Change
                              --------------------- --------------------- --------------------- ---------------------
                                1998       1997         $          %        1998       1997         $          %
----------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
Gain (loss) from continuing
  operations                     $1,952     $(371)     $2,323          -      $3.08    $(0.65)      $3.73          -
Adjustments to reported
  gain (loss) from
  continuing operations:
   Gain on sale of domestic
    wireless investment         (2,257)          -    (2,257)          -     (3.71)          -     (3.71)          -
   Gains on sales of
    investments                    (24)       (56)         32     (57.1)     (0.04)     (0.09)       0.05     (55.6)
============================= ========== ========== ========== ========== ========== ========== ========== ==========
Normalized loss from
  continuing operations          $(329)     $(427)        $98     (23.0)    $(0.67)    $(0.74)      $0.07      (9.5)
============================= ========== ========== ========== ========== ========== ========== ========== ==========

The normalized decreases in loss from continuing operations were primarily a result of decreased equity losses generated by unconsolidated international ventures and decreased interest expense due to lower debt levels at MediaOne Group, partially offset by the lack of operating results from the domestic wireless businesses which were sold on April 6, 1998. On a pro forma basis, removing the 1998 and 1997 operating results of the domestic wireless operations, and the 1998 gain on the sale of the domestic wireless investment and loss on the redemption of the Preferred Securities, the loss per share for the three- and six-month periods ended June 30, 1998, would have been $0.17 and $0.58, respectively, compared with $0.36 and $0.74, for the same periods in 1997, respectively.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share amounts), continued

Sales and Other Revenues

------------------------- ----------------------- --------------------- ---------------------- ----------------------
                            Three Months Ended                          Six Months Ended
                                 June 30,                Change               June 30,                Change
                          ----------------------- --------------------- ---------------------- ----------------------
                            1998        1997          $          %         1998       1997         $           %
------------------------- ---------- ------------ ---------- ---------- ----------- ---------- ----------- ----------

Cable and broadband:
   Domestic                    $607         $585        $22        3.8      $1,226     $1,137         $89        7.8
   International                  6            4          2       50.0          11          8           3       37.5
                          ---------- ------------ ---------- ---------- ----------- ---------- ----------- ----------
                                613          589         24        4.1       1,237      1,145          92        8.0

Corporate                         7            6          1       16.7          14         13           1        7.7
Other(1)                          1           23       (22)     (95.7)           1         45        (44)     (97.8)
                          ---------- ------------ ---------- ---------- ----------- ---------- ----------- ----------

   Current operations           621          618          3        0.5       1,252      1,203          49        4.1

Domestic wireless(2)             20          363      (343)     (94.5)         361        698       (337)     (48.3)

                          ========== ============ ========== ========== =========== ========== =========== ==========
Total                          $641         $981     $(340)     (34.7)      $1,613     $1,901      $(288)     (15.1)
========================= ========== ============ ========== ========== =========== ========== =========== ==========

(1) Primarily includes international directories which were sold in the second and third quarters of 1997.
(2)   The domestic wireless businesses were sold effective 4/6/98.

MediaOne Group sales and other revenues decreased $340, or 34.7 percent, to $641, and $288, or 15.1 percent, to $1,613 for the three- and six-month periods ended June 30, 1998, respectively, primarily as a result of the sale of the domestic wireless businesses in April, 1998, and the international directories businesses in the latter part of 1997. Normalized for acquisitions and dispositions, total revenues increased 9.5 percent and 10.2 percent for the three- and six-month periods ended June 30, 1998, respectively.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Cable and Broadband - Domestic.

------------------------- ----------------------- --------------------- ---------------------- ----------------------
                            Three Months Ended                          Six Months Ended
                                 June 30,                Change               June 30,                Change
                          ----------------------- --------------------- ---------------------- ----------------------
REVENUES                    1998        1997          $          %         1998       1997         $           %
------------------------- ---------- ------------ ---------- ---------- ----------- ---------- ----------- ----------

Domestic
   Basic Cable                 $428         $382        $46       12.0        $847       $752         $95       12.6
   Premium                       80           81        (1)      (1.2)         159        163         (4)      (2.5)
   Pay-per-view                  11           19        (8)     (42.1)          24         30         (6)     (20.0)
   Advertising                   40           33          7       21.2          71         58          13       22.4
   Equipt. & Install.            44           38          6       15.8          84         73          11       15.1
   Other                        (7)            1        (8)          -        (14)          2        (16)          -
                          ---------- ------------ ---------- ---------- ----------- ---------- ----------- ----------
      Total core cable          596          554         42        7.6       1,171      1,078          93        8.6
   New Products                  11            5          6          -          21         10          11          -
   PrimeStar                      -           26       (26)          -          34         49        (15)     (30.6)
                          ========== ============ ========== ========== =========== ========== =========== ==========
      Total revenues           $607         $585        $22        3.8      $1,226     $1,137         $89        7.8
========================= ========== ============ ========== ========== =========== ========== =========== ==========

Domestic cable and broadband revenues increased $22, or 3.8 percent, to $607 during the three-month period ended June 30, 1998, and $89, or 7.8 percent, to $1,226, during the six-month period ended June 30, 1998, due primarily to increased core cable revenues. Normalized for the one-time effects of cable system acquisitions and dispositions, and a change in classification of late fee revenues, domestic cable and broadband revenues increased 9.0 percent during the three- month period and 9.9 percent during the six-month period.

Core cable revenues increased $42, or 7.6 percent, to $596 during the three-month period, and $93, or 8.6 percent, to $1,171, during the six-month period, primarily a result of higher basic cable services revenue and advertising revenue growth. Core cable revenue per average cable subscriber increased 5.4 percent to $40.28 in the three-month period of 1998, compared with $38.20 in the same period of 1997, and 6.4 percent to $39.73 in the six-month period of 1998, compared with $37.34 during the same period in 1997. Excluding the one-time effects of cable system acquisitions and dispositions and a change in classification of late fee revenues, core cable revenue for the three month period increased 8.0 percent, of which 6.5 percent related to increased revenue per subscriber and 1.5 percent related to increased subscribers. The increased revenue per subscriber related to increased channel offerings, repackaging of services and increased rates. The normalized six-month period increase was 8.9 percent, of which 7.4 percent related to increased revenue per subscriber and
1.5 percent related to increased subscribers.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Basic cable services revenue increased $46, or 12.0 percent, to $428 for the three-month period due primarily to a 10 percent increase in revenue per average cable subscriber and increased basic subscribers. The increase in revenue per subscriber is primarily a result of expanded channel offerings, repackaging of services and rate increases. During the six-month period, basic cable services revenue increased $95, or 12.6 percent, to $847. Basic cable subscribers were 4,933,000 at June 30, 1998, an increase of 1.5 percent, normalized for the effect of cable system acquisitions and dispositions.

Advertising revenues contributed increased revenues of $7 and $13, for the three-and six-month periods, respectively, primarily a result of increased channel capacity and growth in local and national advertising sales. Equipment and installation revenues contributed increased revenues of $6 and $11 for the three- and six-month periods, respectively, primarily a result of subscribers upgrading converter boxes.

Partially offsetting the increase in core cable revenues was a decrease in pay-per-view revenues of $8 and $6 for the three- and six-month periods, respectively. This decrease was due primarily to the airing of a boxing event in June, 1997, with no comparable event in 1998.

New product revenues contributed increased revenues of $6 and $11 during the three- and six-month periods, respectively, primarily from growth in HSD services revenue. As of June 30, 1998, MediaOne Group had 40,600 HSD customers compared with 6,400 HSD customers for the same period in 1997. On June, 15, 1998, MediaOne Group formed the HSD Joint Venture with Time Warner, TWE and TWE/AN to deliver HSD services under the "Road Runner" brand name. The investment will be accounted for under the equity method of accounting. The HSD Joint Venture will be responsible for maintaining an Internet network, providing technical customer support and developing national content. The parties to the joint venture will continue to operate their HSD businesses and be responsible for customer service and billing. Accordingly, MediaOne Group will continue to reflect HSD service revenues in its consolidated results. Beginning in the third quarter of 1998, MediaOne Group will reflect a service fee, payable to the HSD Joint Venture, based upon a predetermined formula.

Prior to April 1, 1998, MediaOne Group distributed PrimeStar DBS services to subscribers in its service areas, and as a result, reflected consolidated operating results with respect to such subscribers. Subsequent to April 1, 1998, in conjunction with the Prime Star Contribution, MediaOne Group no longer reflects consolidated operating results for PrimeStar DBS services.

Cable and Broadband - International. International cable and broadband revenues represent the consolidated operations of Cable Plus a.s., a cable operator in the Czech Republic.


Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Domestic Wireless. On April 6, 1998, MediaOne Group sold its domestic wireless businesses to AirTouch.

Operating Income (Loss)

------------------------- ----------------------- --------------------- ---------------------- ----------------------
                            Three Months Ended                          Six Months Ended
                                 June 30,                Change               June 30,                Change
                          ----------------------- --------------------- ---------------------- ----------------------
                            1998        1997          $          %         1998       1997         $           %
------------------------- ---------- ------------ ---------- ---------- ----------- ---------- ----------- ----------

Cable and broadband:
   Domestic                   $(10)         $ 2       $ (12)          -      $(58)      $(15)       $ (43)        -

   International                (1)          (2)          1     (50.0)         (4)        (7)           3     (42.9)
                          ---------- ------------ ---------- ---------- ----------- ---------- ----------- ----------
                               (11)            -       (11)          -        (62)       (22)        (40)          -

International wireless          (2)          (6)          4     (66.7)         (5)        (9)           4     (44.4)
Corporate (1)                  (44)         (35)         (9)     25.7         (73)       (49)         (24)     49.0
Other(2)                        (3)          (7)          4     (57.1)         (6)       (18)          12     (66.7)
                          ---------- ------------ ---------- ---------- ----------- ---------- ----------- ----------

   Current operations          (60)         (48)        (12)     25.0        (146)       (98)         (48)     49.0

Domestic wireless(3)              7          100       (93)     (93.0)          93        194       (101)     (52.1)
                          ========== ============ ========== ========== =========== ========== =========== ==========
Total                         $(53)          $52     $(105)          -       $(53)        $96      $(149)         -
========================= ========== ============ ========== ========== =========== ========== =========== ==========

(1) Primarily includes headquarters expenses for shared services and divisional expenses associated with equity investments.
(2) Primarily includes international directories which were sold in the second and third quarters of 1997.
(3)   The domestic wireless businesses were sold effective 4/6/98.

During 1998, MediaOne Group's operating income decreased $105, to a loss of $53, and $149, to a loss of $53, for the three- and six-month periods ended June 30, 1998, respectively. The decrease in operating income was primarily a result of selling the domestic wireless businesses in April, 1998.

MediaOne Group's earnings before income taxes, depreciation and amortization ("EBITDA") for the three-month period ended June 30, 1998 were $205, compared with $342 during the same period in 1997. Excluding the effect of the domestic wireless operations, EBITDA would have been $196in the second quarter of 1998, compared with $197 in the same period of 1997. For the six-month period ended June 30, 1998, EBITDA was $553, compared with $680 during the same period in 1997. Excluding the effect of the domestic wireless operations, EBITDA would have been $405 during the first six-months of 1998, compared with $399 during the same period in 1997. MediaOne Group considers EBITDA an important indicator of the operational strength and performance of its businesses. EBITDA, however, should not be considered an alternative to operating or net income as an indicator of the performance of MediaOne Group's businesses, or as an alternative to cash flows from operating activities as a measure of liquidity, in each case determined in accordance with GAAP.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Cable and Broadband - Domestic. Domestic cable and broadband operating income decreased $12, to a loss of $10, for the three-month period ended June 30, 1998, as compared with the same period in 1997. Operating loss for the six-month period ended June 30, 1998, increased $43, to a loss of $58, as compared with the same period in 1997. The changes during the periods were caused primarily by increased depreciation and amortization expense. As MediaOne Group continues to upgrade its cable networks, depreciation expense will continue to escalate. In addition, during the first quarter of 1998, there was a one-time increase to depreciation and amortization expense of $28, related to the termination of the sale of cable systems in Minnesota. Depreciation and amortization expense had been suspended on this property while it was held for sale in 1997.

EBITDA for domestic cable and broadband operations during the second quarter of 1998 was $239 compared to $238 in the same period of 1997. EBITDA remained flat as revenue increases of $22, or 3.8 percent, were offset by increased programming costs of $9, or 6.8 percent, and increased operating, marketing and advertising, and general and administrative costs of $12, or 5.6 percent. New products contributed revenues of $11 and costs of $24 to total domestic cable and broadband EBITDA during the second quarter of 1998. Domestic cable and broadband EBITDA increased 1.7 percent, normalized for the one-time effects of cable system acquisitions and dispositions.

For the six-month period ended June 30, 1998, EBITDA for domestic cable and broadband operations was $479, an increase of $16, or 3.5 percent, over the same period in 1997. Revenue increases of $89, or 7.8 percent, more than offset increased programming costs of $31, or 12.0 percent, and increased operating, marketing and advertising, and general and administrative costs of $42, or 10.1 percent. New products contributed revenues of $21 and costs of $43 to total domestic cable and broadband EBITDA during the period. Domestic cable and broadband EBITDA increased 3.7 percent, normalized for the one-time effects of cable system acquisitions and dispositions.

Core cable EBITDA was $276 in the second quarter of 1998, an increase of $20, or
7.8 percent, compared with $256 for the same period of 1997. Normalizing for acquisitions and dispositions, core cable EBITDA increased 6.3 percent. During the six-month period ended June 30, 1998, core cable EBITDA was $537, an increase of $45, or 9.1 percent, compared with $492 in the same period of 1997. Normalizing for acquisitions and dispositions, core cable EBITDA increased 8.3 percent.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Programming costs were $141 for the second quarter of 1998, an increase of $9, or 6.8 percent, over the same period in 1997. Excluding programming costs related to PrimeStar services, programming costs increased 14.7 percent. The normalized increase was primarily a result of increased programming costs per subscriber as a result of rate increases, growth in subscribers and expanded channel offerings. During the six-month period ended June 30, 1998, programming costs were $290, an increase of $31, or 12.0 percent, over the same period in 1997. Excluding programming costs related to PrimeStar services, programming costs increased 14.3 percent during the six-month period ended June 30, 1998.

Operating, marketing and advertising, and general and administrative costs were $227 for the second quarter of 1998, an increase of $12, or 5.6 percent, over the same period in 1997. Increases in operating, marketing and advertising, and general and administrative costs are primarily a function of increases in employee costs, as well as costs associated with the deployment of new products, such as high-speed data. During the six-month period ended June 30, 1998, operating, marketing and advertising, and general and administrative costs were $457, an increase of $42, or 10.1 percent, over the same period in 1997.

International Wireless. International wireless operating losses represent the consolidated operations of Russian Telecommunications Development Corporation ("RTDC"), a Russian venture, which holds various wireless investments.

Corporate. Other operating losses increased primarily as a result of increased corporate costs, including costs associated with international activities.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Interest Expense and Other

------------------------------ ----------------------- -------------------- -------------------- --------------------
                                 Three Months Ended                         Six Months Ended
                                      June 30,               Change              June 30,              Change
                               ----------------------- -------------------- -------------------- --------------------
                                 1998        1997          $         %        1998       1997        $         %
------------------------------ ---------- ------------ ---------- --------- ---------- --------- ---------- ---------

Interest expense                  $(143)       $(166)        $23    (13.9)     $(293)    $(340)        $47    (13.8)
Equity losses in
  unconsolidated ventures           (69)        (153)         84    (54.9)      (205)     (318)        113    (35.5)
Gains on sales of investments
                                      22           44       (22)    (50.0)         39        95       (56)    (58.9)
Gain on sale of domestic
  wireless investment              3,869            -      3,869         -      3,869         -      3,869         -
Guaranteed minority interest
  expense                           (20)         (22)          2     (9.1)       (42)      (44)          2     (4.5)
Other income (expense)-net           110          (7)        117         -         73      (11)         84         -
------------------------------ ---------- ------------ ---------- --------- ---------- --------- ---------- ---------

Interest Expense. Interest expense decreased $23, or 13.9 percent, during the three-month period ended June 30, 1998, due primarily to the June 12, 1998 assumption by New U S WEST of $3.9 billion of debt related to the Dex Alignment, and the Refinancing which resulted in lower interest rate commercial paper outstanding. The reduction in interest expense was partially offset by a charge of $16 related to the termination of various interest rate swap agreements. The swap agreements were terminated since the long term debt underlying the instruments was refinanced. Interest expense decreased $47, or 13.8 percent during the six-month period ended June 30, 1998, due to the debt assumption and refinancing described above, as well as overall lower debt levels in 1998 as compared with 1997.

Equity Losses in Unconsolidated Ventures. Equity losses decreased $84 and $113 for the three- and six-month periods ended June 30, 1998, predominantly due to a decrease in losses generated from international ventures and the absence of the domestic investment in PrimeCo which was transferred to AirTouch on April 6, 1998 pursuant to the AirTouch Transaction. The decrease in international losses relates to foreign exchange rate improvements at Telewest Communications, plc ("Telewest"); rapid subscriber growth experienced by the wireless ventures located in Hungary, the Czech and Slovak Republics, Poland, and India, and the absence of losses related to ventures in Malaysia and Indonesia in the first half of 1998. In 1998, equity method accounting was suspended on the Company's investments in Malaysia and Indonesia in conjunction with a 1997 adjustment to write down the carrying value of the investment in Malaysia to its fair value of zero and to recognize probable funding commitments in connection with a shareholder support agreement related to the investment in Indonesia.


Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

The Company continues to monitor its investments in Malaysia and Indonesia. During the first half of 1998, the Indonesian currency declined 62 percent as compared with the U. S. dollar and the Malaysian currency decreased slightly. During the first quarter of 1998, the Company funded an additional $6 pursuant to the terms of the Indonesian venture shareholder support agreement. After such fundings, the Company's contractual funding commitment is $13 and the partners' commitments are $36, for which MediaOne Group is contingently liable.

During the first half of 1998, the Company contributed $4 to its Malaysian venture related to debt repayment. In addition, during July 1998, MediaOne Group contributed $6 as a shareholder loan.

On July 24, 1998, British Telecom (BT) announced it would acquire a 33.3 percent stake in Binariang Bhd, the Malaysian venture discussed above. MediaOne Group currently owns a 19 percent stake in the venture. Under the terms of the deal, MediaOne Group's interest would be diluted to 12.6 percent.

MediaOne Group's interest in Old PrimeStar was exchanged for an approximate 10 percent interest in PrimeStar on April 1, 1998.

Gains on Sales of Investments. During the second quarter of 1998, MediaOne Group sold various investments, resulting in a pretax gain of $22. In addition, during the first quarter of 1998, the Company sold a cable programming investment, resulting in a pretax gain of $17. During 1997, MediaOne Group sold its shares of Time Warner, (acquired in the acquisition of Continental Cablevision, Inc.), for a pretax gain of $44 during the second quarter, and its five percent interest in a wireless venture in France, for a pretax gain of $51 during the first quarter.

Gains on Sales of Investments in Domestic Wireless. On April 6, 1998, MediaOne Group sold its domestic wireless businesses to AirTouch, resulting in a pretax gain of $3,869.

Guaranteed Minority Interest Expense. On June 12, 1998, MediaOne Group redeemed for cash $301 face value of 7.96 percent Preferred Securities and $237 face value of 8.25 percent Preferred Securities, resulting in decreased guaranteed minority interest expense for the quarter.

Other Income (Expense) - Net. Other income of $110 during the second quarter of 1998 increased $117 due primarily to a reclass of Separation and other costs of $53, accrued in the first quarter of 1998, to the gain realized upon distribution of New U S WEST. In addition, the recognition of dividend income on the AirTouch preferred stock received in the AirTouch Transaction and decreased foreign exchange transaction losses associated with loans to international ventures contributed to other income in 1998. Other income of $73 during the six-month period ended June 30, 1998 increased $84 due primarily to the AirTouch preferred dividend income and foreign exchange transaction losses described above.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Liquidity and Capital Resources

Operating Activities

Cash provided by operating activities during the six months ended June 30, 1998, decreased $253 to $158 as compared with the same period in 1997. The decrease was caused by the domestic wireless operations which were sold on April 6, 1998, as well as from the timing of interest payments and costs paid for the Separation. The decrease in cash provided by operating activities was slightly offset by the receipt in 1998 of $28 in dividends, primarily from Westel 450 and Westel 900, the Company's European wireless investments in Hungary.

During 1997, the domestic wireless business contributed operating cash flow of approximately $360. As a result of the AirTouch Transaction, MediaOne Group no longer has access to this operating cash flow. Operating cash flows of MediaOne Group will consist primarily of the cash generated by its domestic cable
business.   MediaOne  Group  expects  that  its  future  cash  needs,  primarily associated with domestic cable capital expenditures and debt service, will exceed cash generated from operations during the next few years. Additional financing will come primarily from a combination of new debt and the monetization of the securities received from AirTouch in connection with the AirTouch Transaction.

Effective June 12, 1998, New U S WEST was no longer part of the consolidated tax return of MediaOne Group. MediaOne Group expects to recover tax benefits for expected consolidated tax losses in 1998 and 1999 from the carryback of these losses to 1996 and 1997 consolidated tax returns. MediaOne Group does not expect to be able to recover tax benefits in the year 2000 if it incurs a tax loss for that year.

Investing Activities

Total capital expenditures at MediaOne Group, were $725 and $709 during the six months ended June 30, 1998 and 1997, respectively. The majority of the capital expenditures were devoted to upgrading the domestic cable network and preparing for the provision of new and enhanced services. The Company anticipates that capital expenditures will accelerate during the latter part of 1998.

MediaOne Group holds various investments in international and domestic ventures. For the six- month period ended June 30, 1998 and 1997, the Company invested $13 and $49, respectively, in international ventures, net of a $45 repayment in 1998 from a wireless investment in the United Kingdom. The majority of investments made during 1998 and 1997 were capital contributions. During 1998, capital contributions were made to cable investments in Belgium, Japan and Singapore, as well as a wireless venture in India. Investments in 1997 included capital contributions to a wireless venture in India. Domestically, MediaOne Group invested $79 and $116

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

during the six months ended June 30, 1998 and 1997, respectively. Of such investments, $64 and $98 represented contributions to PrimeCo during 1998 and 1997, respectively. The investment in PrimeCo was sold April 6, 1998, in conjunction with the AirTouch Transaction.

During 1998, MediaOne Group sold various investments resulting in net proceeds of $187, comprised of the following: (a) an equity investment in PrimeStar, for net proceeds of $77, (b) a cable programming investment, for net proceeds of $38, (c) various cable systems, for net proceeds of $33, and (d) miscellaneous assets, for net proceeds of $39. During 1997, MediaOne Group sold international and domestic investments totaling $575, as follows: (a) shares of Time Warner, for net proceeds of $220, (b) shares of Teleport Communications Group, for net proceeds of $178, (c) Thomson Directories, the directory operation in the United Kingdom, for net proceeds of $121, (d) partial proceeds of $29 from the sale of a five percent interest in a French wireless venture, and (e) miscellaneous investments, for net proceeds of $27.

During the first quarter of 1997, MediaOne Group paid the cash portion of the acquisition of Continental Cablevision, Inc., of $1,150 to the shareowners of that company.

Financing Activities

Dividends. The Company paid dividends on the Communications Stock of $519 and $475 during the six-months ended June 30, 1998 and 1997, respectively. MediaOne Group will no longer pay dividends on the Communications Stock as all Communications Stock has been exchanged for New U S WEST stock, effective June 12, 1998.

Cash from Discontinued Operations. Cash from discontinued operations was $4,953 and $598 during the six months ended June 30, 1998 and 1997, respectively. Such amounts consisted primarily of fundings to MediaOne Group for common dividends paid to Communications Stock shareowners, dividends paid by Dex to MediaOne Group, proceeds from the issuance of Communications Stock, and debt fundings and repayments between MediaOne Group and New U S WEST. Also included in the 1998 amounts were the $3.9 billion of debt assumed by New U S WEST in connection with the Dex Alignment, as well as $152 of net costs reimbursed to MediaOne Group as a result of the Separation and the Refinancing. The $3.9 billion payment by New U S WEST was used by MediaOne Group to repay the amount of commercial paper issued in the Refinancing.

Debt Activity. Total debt at June 30, 1998 was $5,115, a decrease of $3,848 compared with December 31, 1997. The decrease in debt outstanding was due primarily to the assumption by New U S WEST of approximately $3.9 billion of indebtedness in connection with the Dex Alignment.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Excluding debt associated with the capital assets segment, MediaOne Group's percentage of debt to total capital at June 30, 1998 was 27.2 percent compared with 41.8 percent at December 31, 1997. Including debt associated with the capital assets segment, Preferred Securities and mandatorily redeemable preferred stock, MediaOne Group's percentage of debt to total capital at June 30, 1998 was 32.1 percent compared with 48.1 percent at December 31, 1997. Including debt associated with the capital assets segment of $368 and Preferred Securities of $561, total indebtedness at June 30, 1998 was $6,044.

On June 12, 1998, MediaOne Group tendered $4.9 billion notional amount of long term debt. The cash tender amount of $5.5 billion was financed with commercial paper, at a weighted average interest rate of 5.85 percent. Also on June 12, 1998, MediaOne Group tendered for cash a portion of the outstanding Preferred Securities. Of the total outstanding Preferred Securities, $301 face value of
7.96 percent Preferred Securities and $237 face value of 8.25 percent Preferred Securities were redeemed for cash. The cash redemption amount of $570 was financed with floating-rate commercial paper, with a weighted average interest rate of 5.85 percent.

On August 5, 1998, MediaOne Group issued approximately $1.5 billion of 6.25 percent notes mandatorily exchangeable at maturity into (i) shares of AirTouch common stock held by MediaOne Group, (ii) the cash equivalent or (iii) a combination of cash and AirTouch common stock, at MediaOne Group's option. The notes mature in August, 2001. Proceeds from the offering were used to reduce outstanding commercial paper and for general corporate purposes.

During the second quarter of 1997, MediaOne Group redeemed a 10-5/8 percent senior subordinated note with a recorded value of $110, including a premium of $10. The debt extinguishment resulted in a net gain of $3, net of income tax expenses of $2. The Company financed the redemption with floating-rate commercial paper.

Other

At December 31, 1997, a subsidiary of MediaOne Group guaranteed debt, non-recourse to MediaOne Group, associated with its international investment, in the principal amount of approximately $600. In June 1998, the international investment refinanced its line of credit and drew on the new line of credit, resulting in an increase of the debt guarantee to approximately $900, as of June 30, 1998.

Under registration statements filed with the SEC as of August 10, 1998, the Company is permitted to issue up to approximately $500 of new debt securities.


Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

On August 7, 1998, the Board of Directors of MediaOne Group authorized the repurchase of up to 25 million shares of the Company's common stock. The shares may be repurchased over the next three years, dependent on market and financial conditions.

MediaOne Group from time to time engages in preliminary discussions regarding restructurings, dispositions and other similar transactions. Any such transaction may include, among other things, the transfer of certain assets, businesses or interests, or the incurrence or assumption of indebtedness, and could be material to the financial condition and results of operations of the Company. There is no assurance that any such discussions will result in the consummation of any such transaction.

Risk Management

In conjunction with the Separation, MediaOne Group refinanced substantially all of the indebtedness issued or guaranteed by Old U S WEST and terminated existing interest rate contracts. The cost of refinancing, including debt redemption, was financed by issuing commercial paper.

In connection with the AirTouch Transaction, AirTouch assumed $1,350 of short-term debt from MediaOne Group.

Interest Rate Risk Management. At June 30, 1998, MediaOne Group had approximately $1,814 of floating rate commercial paper debt exposed to changes in interest rates. A hypothetical 10 percent increase in the weighted average commercial paper rate would result in a $6 decrease in the annual reported earnings of the company.

Competitive and Regulatory Environment

In June, 1998, the Federal Communications Commission issued formal rules providing for the retail sale of set-top television boxes designed to integrate digital programming. On January 1, 2005, cable companies will no longer be permitted to sell or lease new integrated boxes to their subscribers. In addition, cable companies must provide subscribers with related security modules that plug into set-top boxes that are purchased from consumer electronics retailers by January 1, 2000. The Company is currently reviewing the impact of this ruling.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Year 2000 Costs

MediaOne Group uses software and related technologies throughout its business that will be affected by the date change in the Year 2000. MediaOne Group established a corporate-wide Year 2000 program in 1997, which in relation to other business projects and objectives, has been assigned a high priority. The inability of systems to appropriately recognize the year 2000 could result in a disruption of Company operations.

MediaOne Group is progressing through a comprehensive program to evaluate and address the impact of the Year 2000 on its operations to ensure that its systems recognize calendar Year 2000. MediaOne Group is utilizing both internal and external resources in implementing the program. The program consists of the following phases:

Phase
(I)       Assessment - Structured  evaluation,  including a detailed  inventory  outlining the impact that the Year
         2000 may have on current operations.
(II)      Detailed Plan -  Establishment  of  priorities,  development  of specific  action steps and allocation of resources to address the issues as outlined in Phase I.
(III)     Conversion -  Implementation  of the necessary  changes,  (i.e.,  repair,  replacement  or retirement) as outlined in Phase II.
(IV)      Testing -  Verification  that the  conversions  implemented  in Phase III will be successful in resolving the Year 2000 problem so that all inventory  items will function  properly,  both as individual  units and on an integrated basis.
(V)       Implementation - The final roll-out of fully tested components into an operational unit.

MediaOne Group has aggregated its business operations into four critical business functions in order to manage its Year 2000 program. The critical business functions are (i) customer service, which includes service delivery, service disruption, network management and workforce management; (ii) customer care and billing, which includes bill issuance and access to functioning call centers; (iii) cash flow, which includes payment processing, general ledger, accounts payable and accounts receivable; and (iv) employees, health and safety, which includes payroll processing, pension fund, and building operations and security.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

In addition to the program phases and critical business functions, MediaOne Group has identified three primary risk assessment levels for various inventory items relative to the Year 2000 program. These levels are high, medium and low, with high risk items being those that would have such an impact on the business, that if the risk is not appropriately managed and/or mitigated, the occurrence of the risk would have an adverse impact on the operations of the business.

MediaOne Group has identified two business areas relative to disclosures.  These
are  Domestic  Cable  and   Broadband,   and   Investments   in   Unconsolidated
Subsidiaries.

DOMESTIC CABLE AND BROADBAND

The following chart describes the status of the Company's Year 2000 program with respect to Domestic Cable and Broadband operations in the four critical business functions identified above.

---------------------- ------------------------- --------------------- ------------------ -----------------
                                                                     Estimated Date
Business Functions      Current Areas of Focus    Operational Impact    Current Status     of Completion
---------------------- ------------------------- --------------------- ------------------ -----------------

Customer Service       Head End Controller       Inability to          Phase II           Q2 1999
                       Set Top Box               provide video,
                       Switches                  telephony & data
                       Ad Insertion              service

Customer Care &        Subscriber Billings       Loss of revenues      Phase II           Q2  1999
Billing                Ad Sales Billings
                       Call Center Operations


Cash Flow              Financial Systems         Interruption to       Early Phase III    Q2  1999
                                                 cash receipts &
                                                 disbursements cycle


Employees, Health &    Payroll & Benefit         Loss  of  support     Phase III          Q2 1999
Safety                 Systems                   systems and
                       Facilities Functions      employee disruption

---------------------- ------------------------- --------------------- ------------------ -----------------

MediaOne Group is currently evaluating Year 2000 cost estimates based upon the definition in the SEC's interpretation on disclosure of Year 2000 issues released on August 4, 1998. MediaOne Group intends to provide Year 2000 cost estimates in the third quarter of 1998.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

MediaOne Group has significant relationships and dependencies with regard to systems and technology provided and supported by third party vendors and service providers. As part of its Year 2000 program MediaOne Group is closely evaluating these relationships and associated contracts to minimize the operational risk which may exist while gaining vendor commitment to product compliance on time and within expected cost estimates. MediaOne Group is heavily dependent upon the connectivity with content and service providers who are in turn responsible for their own systems and technology as well as systems and technology provided to them.

Business Continuity teams are being developed for the Year 2000 program which will include contingency and disaster recovery management. Contingency plans are being developed as part of the vendor review which includes trigger dates and processes for implementation of the contingency plan where necessary. There can be no assurance that these contingency plans will eliminate all potential for service interruption.

INVESTMENT IN UNCONSOLIDATED SUBSIDIARIES

MediaOne Group has significant investments in both domestic and international cable and broadband operations as well as wireless operations. Within this area MediaOne Group has separated the Year 2000 program between domestic and international investments for improved analysis and program management.

(I)  Domestic Investments

The domestic investments include an investment in TWE, the second-largest provider of cable television services in the United States. MediaOne Group also holds a significant cost basis investment in AirTouch as a result of selling its domestic wireless businesses to AirTouch on April 6, 1998.

MediaOne Group influences Year 2000 efforts at TWE through the TWE Board of Representatives. TWE has represented to MediaOne Group that it is in the conversion phase of their Year 2000 program as of June 30, 1998. MediaOne Group is planning to audit TWE and its progress relative to their Year 2000 program during the last half of 1998 as deemed necessary. MediaOne Group will continue to monitor information provided to the investor community by AirTouch to insure sufficient progress is being made toward remediation of Year 2000 issues and that MediaOne Group's investment value is maintained.


Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

(II) International Investments

Internationally, MediaOne Group holds an investment in Telewest, the second-largest provider of combined cable and broadband communications services in the United Kingdom. MediaOne Group also holds interests in cable and broadband properties in Singapore, the Netherlands, Belgium, the Czech Republic and Japan. Additionally MediaOne Group holds wireless interests which include a 50 percent joint venture interest in Mercury Personal Communications ("One 2 One"), a provider of PCS services in the United Kingdom. MediaOne Group also owns interests in wireless properties in Hungary, the Czech and Slovak Republics, Russia, India and Poland.

Fifteen of the sixteen international ventures in which MediaOne Group has an investment have completed their initial inventory of systems and related technologies subject to Year 2000 exposure. The ventures have established remediation strategies for approximately 80 percent of the inventory items, while having completed remediation on approximately 50 percent of the high to medium risk related items. Based upon current information provided by the ventures to MediaOne Group, costs of addressing potential problems are not expected to have a material adverse impact on MediaOne Group's financial position.

SUMMARY

MediaOne Group cannot provide assurance that actual results will not differ from management's estimates due to the complexity of correcting the systems and related technologies surrounding the Year 2000 problem. Failure to complete the project in a timely or complete manner, within its estimate of projected costs, or failure by third parties, such as financial institutions and related networks, local telephone companies, long distance providers, power providers, etc. to correct their systems, which MediaOne Group's systems interconnect with, could have a material impact on future results of operations and financial position. Other factors which might cause a material difference from management's estimate would include, but not be limited to, the availability and cost of personnel with appropriate skills and abilities to locate and correct all relevant computer code and similar uncertainties. However, MediaOne Group believes that with its planned repair, replacement, or retirement of the relevant systems and related technologies, the Year 2000 issue can be mitigated.


Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Selected Proportionate Data

The following table and discussion is not required by GAAP or intended to replace the Combined Financial Statements prepared in accordance with GAAP. It is presented supplementally because MediaOne Group believes that proportionate financial and operating data facilitate the understanding and assessment of its Combined Financial Statements. The table does not reflect financial data of the capital assets segment, which had net assets of $445 and $419 at June 30, 1998 and December 31, 1997, respectively. The financial information included below departs materially from GAAP because it aggregates the revenues and operating income of entities not controlled by MediaOne Group with those of the consolidated operations of MediaOne Group.

----------------------------------------------------------------- ------------- -------------- -------------
                                                                                                 Percent
Six Months Ended June 30,                                                 1998           1997     Change
----------------------------------------------------------------- ------------- -------------- -------------
Revenues
Cable and broadband:
     Domestic (1)                                                       $2,696         $2,496           8.0
     International                                                         150            226        (33.6)

Wireless communications:
     Domestic                                                              354            652        (45.7)
     International                                                         509            324          57.1

Corporate                                                                   10              7          42.9

Other (2)                                                                   32             77        (58.4)
                                                                  ------------- -------------- -------------

Total revenues                                                          $3,751         $3,782         (0.8)
================================================================= ============= ============== =============
EBITDA (3)
Cable and broadband:
     Domestic (1)                                                         $873           $792          10.2
     International                                                           3             20        (85.0)

Wireless communications:
     Domestic                                                              114            212        (46.2)
     International                                                          65            (3)             -

Corporate                                                                 (30)           (22)          36.4

Other (2)                                                                    -            (9)             -
                                                                  ------------- -------------- -------------

Total EBITDA                                                            $1,025         $  990           3.5
================================================================= ============= ============== =============

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Selected Proportionate Data, continued

----------------------------------------------------------------- ------------- -------------- ------------
                                                                                                 Percent
Six Months Ended June 30,                                                 1998           1997    Change
----------------------------------------------------------------- ------------- -------------- ------------
Subscribers
Cable and broadband:
     Domestic (1)                                                        7,452          7,674        (2.9)
     International                                                         903          1,199       (24.7)

Wireless communications:
     Domestic                                                                -          2,119            -
     International                                                       1,268            760         66.8
                                                                  ------------- -------------- ------------

Total subscribers                                                        9,623         11,752       (18.1)
================================================================= ============= ============== ============

(1) The proportionate results are based on the MediaOne Group's 25.51 percent pro rata priority and residual equity interests in reported Time Warner Entertainment Company L.P. ("TWE") results. The reported TWE results are prepared in accordance with GAAP and have not been adjusted to report TWE results on a proportionate basis.
(2)   Primarily includes international directories.
(3) Proportionate EBITDA represents the MediaOne Group's equity interest in the entities multiplied by the entity's EBITDA. As such, proportionate EBITDA does not represent cash available to the MediaOne Group.

Proportionate Results of Operations - Six Months Ended June 30, 1998 Compared with 1997

For the first six months of 1998, proportionate MediaOne Group revenues decreased 0.8 percent, to $3,751, EBITDA increased 3.5 percent, to $1,025. Normalized for the one-time effects of acquisitions, dispositions, and a change in classification of the domestic cable late fee revenues, proportionate revenue increased 14.9 percent and EBITDA increased 20.8 percent.

Cable and Broadband. During the first six months of 1998, proportionate revenues for the domestic cable and broadband operations increased 8.0 percent, to $2,696. Normalized for the one-time effects of cable system acquisitions and dispositions, and a change in classification of the late fee revenues, proportionate revenue increased 9.0 percent. This is a result of increases in subscribers and revenue per subscriber mainly due to price increases. Proportionate EBITDA increased 10.2 percent, to $873. Normalized for the one-time effects of cable system acquisitions and dispositions, proportionate EBITDA increased 10.3. This increase is primarily a result of

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued


Selected Proportionate Data, continued

higher revenues, partially offset by higher programming fees, increased personnel costs related to customer service initiatives and costs associated with deployment of high speed data services. Proportionate EBITDA related to TWE operations increased 19.3 percent. TWE's results benefited from improved cable and programming operations and gains realized by asset sales.

During the first six months of 1998, international cable and broadband proportionate revenues decreased $76, or 33.6 percent, to $150, and proportionate EBITDA decreased $17, or 85 percent, to $3. Normalized for dispositions, proportionate revenue increased $30, or 25.0 percent, to $150 and EBITDA increased $8 to $3. Customer growth at Telewest Communications, Inc. ("Telewest") contributed to the increase in proportionate revenue. A reduction in MediaOne Group international staff costs as well as improved operations at Telewest contributed to the increase in proportionate EBITDA. In 1998, the Company suspended proportionate reporting for Malaysia and Indonesia in conjunction with the suspension of equity method accounting for these two ventures.

Proportionate international cable subscribers totaled 903,000 at June 30, 1998, a 5 percent increase, on a comparable basis. Telewest's cable television subscribers increased 14 percent compared with last year.

Wireless Communications. On April 6, 1998, MediaOne Group sold its domestic wireless businesses to AirTouch.

During the first six months of 1998, proportionate revenues for the international wireless operations increased $185, or 57.1 percent, to $509, and proportionate EBITDA increased $68 to $65. The increase in proportionate revenue and EBITDA is the result of a 66.8 percent increase in the international wireless subscriber base to 1,268,000. The digital wireless operations in Hungary, Czech Republic, Slovakia, Malaysia, Poland and India contributed significantly to the increase. The personal communications services venture in the United Kingdom, One 2 One, added 328,000 proportionate customers, a 93 percent increase, from a year ago.

Corporate. During the first half of 1998, proportionate revenue for corporate operations increased $3, or 42.9 percent, to $10. EBITDA decreased $8, or 36.4 percent to $(30).

Other. MediaOne Group sold its wholly owned international directory operations in the United Kingdom and Poland on June 4, 1997, and October 1, 1997, respectively. These two operations comprise the majority of proportionate international directories results.


Form 10-Q - Part I

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.



Reference is made to the information set forth on page 43.



                                                      54
Form 10-Q - Part II

                                            PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

MediaOne Group, Inc. and its subsidiaries are subject to claims and proceedings arising in the ordinary course of business. While complete assurance cannot be given as to the outcome of any contingent liabilities, in the opinion of MediaOne Group, any financial impact to which MediaOne Group and its subsidiaries are subject is not expected to be material in amount to MediaOne Group's operating results or its financial position.


Item 4.  Submission of Matters to a Vote of Security Holders

At the Company's annual meeting of shareholders on June 6, 1998, shareholders voted as follows to approve the Separation of Old U S WEST into MediaOne Group, Inc. and New U S WEST:

                 For                                   Against                               Abstained

             638,993,680                             13,740,673                              5,847,573

The shareholders voted as follows for the purpose of electing five individuals as directors of the Company:

              Directors                            Votes in Favor                         Votes Withheld

CLASS I

Grant A. Dove                                        721,898,887                            18,124,990
Allen F. Jacobson                                    721,576,398                            18,447,479
Charles M. Lillis                                    720,321,422                            19,702,455
Charles P. Russ, III                                 722,124,382                            17,899,495
Louis A. Simpson                                     722,279,645                            17,744,232

Arthur Andersen LLP was confirmed as the Company's independent auditors with 729,715,548 votes in favor, 6,454,085 votes against and 3,853,011 votes abstaining.

The shareholders voted as follows to approve an amendment to the U S WEST 1994 Stock Plan (renamed "MediaOne Group 1994 Stock Plan" effective with the split on June 12, 1998):

               In Favor                                Against                               Abstained

             589,664,012                             58,543,696                             10,373,943



Form 10-Q - Part II

Item 4.  Submission of Matters to a Vote of Security Holders (continued)


The  shareholders  voted as  follows to  approve  an  amendment  to the U S WEST
Executive   Short-Term   Incentive  Plan  (renamed   "MediaOne  Group  Executive
Short-Term Incentive Plan" effective with the split on June 12, 1998):

               In Favor                                Against                               Abstained

             564,029,310                             83,676,618                             10,875,723

The shareholders also considered and rejected the following two shareholder proposals at the annual meeting:

                Proposal                       In Favor           Against           Abstained          Not Voted

Elimination of Classified Board               279,095,426       358,753,835        20,722,694         81,451,922

Initiation of Cumulative Voting               229,361,902       401,500,167        27,710,490         81,451,318



Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit
Number

(10a).       Form of Amended and Restated Rights Agreement  between  MediaOne Group,  Inc. and State Street
             Bank and Trust  Company,  as Rights Agent  (Exhibit 4 to the Company's  Current Report on Form
             8-K dated June 24, 1998).

(10b).       Separation  Agreement between U S WEST, Inc. (renamed "MediaOne Group,  Inc.") and USW-C, Inc.
             (renamed "U S WEST,  Inc."),  dated as of June 5, 1998 (Exhibit 99.1 to the Company's  Current
             Report on Form 8-K dated June 24, 1998).

(10c).       Employee Matters Agreement between U S WEST, Inc. (renamed "MediaOne Group,  Inc.") and USW-C,
             Inc. (renamed "U S WEST, Inc."), dated as of June 5, 1998 (Exhibit 99.2 to the Company's
             Current Report on Form 8-K dated June 24, 1998).

(10d).       Tax Sharing Agreement between U S WEST, Inc. (renamed "MediaOne Group,  Inc.") and USW-C, Inc.
             (renamed "U S WEST, Inc."), dated as of June 5, 1998 (Exhibit 99.3 to the Company's Current
             Report on Form 8-K dated June 24, 1998).

Form 10-Q - Part II

Item 6.  Exhibits and Reports on Form 8-K: (a)  Exhibits (cont'd.)

Exhibit
Number


10e.         Form of Chief Executive Officer Change of Control Agreement.

10f.         Form of Business Unit Executive Change of Control Agreement.

10g.         Form of Executive Change of Control Agreement.

12.          Statement  regarding  computation of earnings to fixed charges ratio of MediaOne  Group,  Inc.

99.          Unaudited Pro Forma Condensed Combined Statements of Operations of MediaOne Group, Inc.


(b)  Reports on Form 8-K filed during the Second Quarter of 1998

(i)          Form 8-K/A report dated April 13, 1998,  containing amendments to the U S WEST, Inc. Unaudited
             Pro Forma Condensed  Combined  Financial  Statements with respect to U S WEST,  Inc.'s amended annual report filed on Form 10-K/A.

(ii)         Form 8-K report dated April 6, 1998,  with respect to the  disposition by the Media Group of
             U S WEST, Inc. of its domestic wireless businesses to AirTouch Communications, Inc.

(iii)        Form 8-K report  dated April 24, 1998,  regarding  press  releases by U S WEST  Communications
             Group and U S WEST Media Group with respect to the Company's first quarter earnings.

(iv)         Form 8-K report dated May 15, 1998,  concerning  the release of Unaudited Pro Forma  Condensed
             Combined  Financial  Statements with respect to the Separation of U S WEST, Inc.'s Media Group and Communications Group into two separate companies.

(v)          Form 8-K report  dated  June 18,  1998,  concerning  the  issuance  of  restated  consolidated financial  statements  with  respect to the  Separation  of U S WEST,  Inc.'s  Media Group and
             Communications Group into two separate companies.

(vi)         Form 8-K report dated June 24, 1998,  with respect to the  disposition  of the Dex business to the New U S WEST and the acquisition of New U S WEST under the Dex Dividend.




                                                    SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               /S/   Richard A. Post
                              -------------------------------------------------

August 13, 1998               MediaOne Group, Inc.
                              Richard A. Post
                              Executive Vice President and
                              Chief Executive Officer