Form 10-Q
period 1998-09-30
MEDIAONE GROUP INC
filed 1998-11-13
CIK 732718

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                   FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1998

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

                                                     Telephone Number 303-858-3000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X_ No __

The number of shares of MediaOne Group, Inc. common stock outstanding (net of shares held in treasury), at October 31, 1998, was 606,903,541 shares.


                                                        MediaOne Group, Inc.
                                                               Form 10-Q
                                                           TABLE OF CONTENTS

Item                                                                Page

                                       PART I - FINANCIAL INFORMATION

1.         MediaOne Group, Inc. Financial Information

                  Consolidated Statements of Operations -
                            Three and Nine Months Ended
                            September 30, 1998 and 1997              3

                  Consolidated Balance Sheets -
                             September 30, 1998 and
                             December 31, 1997                       5

                  Consolidated Statements of Cash Flows -
                             Nine Months Ended September 30,
                             1998 and 1997                           7

                   Notes to Consolidated Financial Statements        8

2.         MediaOne Group, Inc. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations      21

                 Consolidated Results of Operations                 23

                 Liquidity and Capital Resources                    34

                 Risk Management                                    39

                 Selected Proportionate Results of Operations       45

3.         MediaOne Group, Inc. Quantitative and Qualitative
                 Disclosures About Market Risk                      48

                                        PART II - OTHER INFORMATION

1.         Legal Proceedings                                        49

6.         Exhibits and Reports on Form 8-K                         49


Form 10-Q - Part I

MediaOne Group, Inc.
Consolidated Statements of Operations  (Unaudited)

----------------------------------------------------------- -------------------------- --------------------------
                                                               Three Months Ended          Nine Months Ended
                                                                  September 30,              September 30,
                                                            -------------------------- --------------------------
Dollars in millions                                             1998         1997         1998          1997
----------------------------------------------------------- ------------- ------------ ------------ -------------

Sales and other revenues:
   Cable and broadband                                              $620         $590       $1,857        $1,735
   Wireless communications                                             -          373          361         1,071
   Corporate and other                                                 6           11           21            69
                                                            ------------- ------------ ------------ -------------
      Total sales and other revenues                                 626          974        2,239         2,875

Operating expenses:
   Cost of sales and other revenues                                  225          314          783           945
   Selling, general and admin. expenses                              208          338          710           928
   Depreciation and amortization                                     288          295          894           879
                                                            ------------- ------------ ------------ -------------
      Total operating expenses                                       721          947        2,387         2,752
                                                            ------------- ------------ ------------ -------------

Income (loss) from operations                                       (95)           27        (148)           123

Interest expense                                                    (86)        (178)        (379)         (518)
Equity losses in unconsolidated ventures                            (68)        (177)        (273)         (495)
Gain on sale of domestic wireless investment                           -            -        3,869             -
Gains on sales of investments                                          3           13           42           108
Guaranteed minority interest expense                                (11)         (22)         (53)          (66)
Other income (expense) - net                                          13          (5)           86          (16)
                                                            ------------- ------------ ------------ -------------

Income (loss) from continuing operations before income
   taxes                                                           (244)        (342)        3,144         (864)
(Provision) benefit for income taxes                                  60          116      (1,376)           267
                                                            ------------- ------------ ------------ -------------
Income (loss) from continuing operations                           (184)        (226)        1,768         (597)

Income from discontinued operations - net
   of income taxes (Note 11):
     Results of operations                                             -          420          747         1,256
     Gain on Separation                                                -            -       24,461             -
                                                            ------------- ------------ ------------ -------------
Income (loss) before extraordinary item                            (184)          194       26,976           659
Extraordinary item:
    Early extinguishment of debt, net of tax                           -          (3)        (333)             -
                                                            ============= ============ ============ =============
NET INCOME (LOSS)                                                 $(184)         $191      $26,643          $659
                                                            ============= ============ ============ =============

Dividends on preferred stock                                        (13)         (14)         (39)          (39)
Loss on redemption of Preferred Securities                             -            -         (53)             -
                                                            ------------- ------------ ------------ -------------

EARNINGS (LOSS) AVAILABLE FOR
    COMMON STOCK                                                  $(197)         $177      $26,551          $620
----------------------------------------------------------- ============= ============ ============ =============

See Notes to Consolidated Financial Statements.

Form 10-Q - Part I

MediaOne Group, Inc.
Consolidated Statements of Operations

 (Unaudited), continued

---------------------------------------------------------- ----------------------------- ---------------------------
                                                                Three Months Ended           Nine Months Ended
                                                                  September 30,                September 30,
                                                           ----------------------------- ---------------------------
In thousands (except per share amounts)                        1998           1997         1998 (1)        1997
---------------------------------------------------------- -------------- -------------- ------------- -------------

MEDIAONE GROUP STOCK  (Note 7)

BASIC EARNINGS (LOSS) PER COMMON SHARE:
   Income (loss) from continuing operations                      $(0.32)        $(0.40)         $2.75       $(1.05)
   Income from discontinued operations (2)                             -           0.14          0.26          0.41
   Gain on Separation                                                  -              -         40.18             -
   Extraordinary item - early extinguishment of debt                   -              -         (0.55)            -
                                                           -------------- -------------- ------------- -------------
Basic earnings (loss) per common share                           $(0.32)        $(0.26)        $42.65       $(0.64)
                                                           ============== ============== ============= =============

BASIC AVERAGE COMMON SHARES OUTSTANDING                         608,793        606,729        608,730      606,568
                                                           ============== ============== ============= =============

DILUTED EARNINGS (LOSS) PER COMMON SHARE:
   Income (loss) from continuing operations                      $(0.32)        $(0.40)         $2.62       $(1.05)
   Income from discontinued operations (2)                             -           0.14          0.24          0.41
   Gain on Separation                                                  -              -         37.42             -
   Extraordinary item - early extinguishment of debt                   -              -        (0.51)             -
                                                           -------------- -------------- ------------- -------------
Diluted earnings (loss) per common share                         $(0.32)        $(0.26)        $39.77       $(0.64)
                                                           ============== ============== ============= =============

DILUTED AVERAGE COMMON SHARES OUTSTANDING                       608,793        606,729        653,751      606,568
---------------------------------------------------------- ============== ============== ============= =============

     (1) Column does not add due to rounding of individual components.
     (2) Amounts represent the operations of U S WEST Dex, Inc., which were discontinued as of June 12, 1998.


     See Note 7 - Earnings Per Share - to the Consolidated Financial Statements for a discussion of Communications stock earnings per share information.


See Notes to Consolidated Financial Statements.

Form 10-Q - Part I

MediaOne Group, Inc.
Consolidated Balance Sheets
 (Unaudited)

----------------------------------------------------------------------- ------------------- -------------------
                                                                             September 30,        December 31,
Dollars in millions                                                            1998                1997
----------------------------------------------------------------------- ------------------- -------------------

ASSETS


Current assets:
    Cash and cash equivalents                                                          $52                $184
    Accounts and notes receivable  - net                                               310                 604
    Inventories and supplies                                                            49                  29
    Deferred tax asset                                                                  80                 102
    Prepaid and other                                                                   99                  48
    Net investment in assets of discontinued operations                                  -               4,367
                                                                        ------------------- -------------------

Total current assets                                                                   590               5,334
Gross property, plant and equipment                                                  4,468               5,571
Accumulated depreciation                                                               873               1,299
                                                                        ------------------- -------------------

Property, plant and equipment - net                                                  3,595               4,272
Investment in Time Warner Entertainment                                              2,447               2,486
Investment in AirTouch Communications                                                5,025                   -
Net investment in international ventures                                               913                 742
Net investment in assets held for sale                                                 436                 419
Intangible assets - net                                                             11,754              12,597
Other assets                                                                           551                 933
                                                                        ------------------- -------------------
Total assets                                                                       $25,311             $26,783
----------------------------------------------------------------------- =================== ===================

See Notes to Consolidated Financial Statements.

Form 10-Q - Part I

MediaOne Group, Inc.
Consolidated Balance Sheets
 (Unaudited), continued

---------------------------------------------------------------------- -------------------- -------------------
                                                                          September 30,        December 31,
Dollars in millions                                                           1998                 1997
---------------------------------------------------------------------- -------------------- -------------------
LIABILITIES AND SHAREOWNERS' EQUITY

Current liabilities:
    Short-term debt                                                                   $567                $735
    Accounts payable                                                                   153                 395
    Employee compensation                                                               76                 109
    Deferred revenues and customer deposits                                             86                 108
    Other                                                                              844                 841
                                                                       -------------------- -------------------
Total current liabilities                                                            1,726               2,188

Long-term debt                                                                       4,637               8,228
Deferred income taxes                                                                4,978               3,276
Deferred credits and other                                                             606                 587

Commitments and contingencies

Company-obligated mandatorily redeemable preferred
   securities of subsidiary trust holding solely
   Company-guaranteed debentures                                                       561               1,080
Preferred stock subject to mandatory redemption                                        100                 100

Shareowners' equity:
    Preferred stock                                                                    925                 923
    Common shares                                                                   10,455              10,876
    Retained earnings (deficit)                                                      1,021               (359)
    LESOP guarantee                                                                      -                (46)
    Accumulated other comprehensive income (loss)                                      302                (70)
                                                                       -------------------- -------------------
Total shareowners' equity                                                           12,703              11,324
                                                                       -------------------- -------------------

Total liabilities and shareowners' equity                                          $25,311             $26,783
---------------------------------------------------------------------- ==================== ===================

See Notes to Consolidated Financial Statements.

Form 10-Q - Part I
MediaOne Group, Inc.

Consolidated Statements of Cash Flows  (Unaudited)

------------------------------------------------------------------------------------ ------------- ------------
Nine Months Ended September 30,                                                          1998         1997
------------------------------------------------------------------------------------ ------------- ------------

OPERATING ACTIVITIES                                                                       Dollars in millions
   Net income                                                                             $26,643         $659
   Adjustments to net income:
     Discontinued operations                                                                (747)      (1,256)
     Gain on Separation                                                                  (24,461)            -
     Extraordinary loss on debt extinguishment                                                333            -
     Depreciation and amortization                                                            894          879
     Equity losses in unconsolidated ventures                                                 273          495
     Distribution from unconsolidated ventures                                                 42            5
     Gain on sale of domestic wireless investment                                         (3,869)            -
     Gains on sales of investments                                                           (42)        (108)
     Deferred income taxes and amortization of investment tax credits                       1,515        (117)
     Provision for uncollectibles                                                              35           53
  Separation costs paid                                                                     (115)            -
  Changes in operating assets and liabilities:
     Accounts and notes receivable                                                             87        (102)
     Inventories, supplies and other current assets                                          (20)         (11)
     Accounts payable and accrued liabilities                                               (182)           78
  Other - net                                                                                   5           55
                                                                                     ------------- ------------
  Cash provided by operating activities                                                       391          630
                                                                                     ------------- ------------

INVESTING ACTIVITIES
   Expenditures for property, plant and equipment                                         (1,157)      (1,072)
   Payment to Continental Cablevision shareowners                                               -      (1,150)
   Investment in international ventures                                                     (157)        (320)
   Investment in domestic ventures                                                           (84)        (173)
  Purchase of miscellaneous assets                                                           (35)         (25)
  Proceeds from sales of investments                                                          201          703
   Cash from net investment in assets held for sale                                            47          242
   Other - net                                                                                 77            1
                                                                                     ------------- ------------
   Cash used for investing activities                                                     (1,108)      (1,794)
                                                                                     ------------- ------------

FINANCING ACTIVITIES
   Net proceeds from (repayments of) short-term debt                                          679      (2,511)
   Proceeds from issuance of long-term debt                                                 1,642        4,124
   Repayments of long-term debt                                                           (5,447)        (377)
   Repayments of Preferred Securities                                                       (582)            -
  Proceeds from issuance of common stock                                                      138           65
   Dividends paid on common stock                                                           (519)        (733)
   Dividends paid on preferred stock                                                         (39)         (36)
   Purchases of treasury stock                                                              (240)         (53)
                                                                                     ------------- ------------
   Cash (used for) provided by financing activities                                       (4,368)          479
                                                                                     ------------- ------------

  Cash provided by discontinued operations                                                  4,953          630
                                                                                     ------------- ------------

CASH AND CASH EQUIVALENTS
   Decrease                                                                                 (132)         (55)
   Beginning balance                                                                          184          121
                                                                                     ============= ============
   Ending balance                                                                             $52          $66
------------------------------------------------------------------------------------ ============= ============

See Notes to Consolidated Financial Statements.

Form 10-Q - Part I

                                   MediaOne Group, Inc.
                        Notes to Consolidated Financial Statements
                 For the Three and Nine Months Ended September 30, 1998
                                  (Dollars in millions)
                                      (Unaudited)

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. The Consolidated Financial Statements have been prepared by MediaOne Group, Inc. ("MediaOne Group" or the "Company") pursuant to the interim reporting rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally accompanying financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of MediaOne Group's management, the Consolidated Financial Statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial information set forth therein. It is suggested that these Consolidated Financial Statements be read in conjunction with the MediaOne Group Consolidated Financial Statements and notes thereto filed on Form 8-K dated June 18, 1998. The MediaOne Group Form 8-K filing restated the U S WEST, Inc. Consolidated Financial Statements filed on Form 10-K/A dated April 13, 1998, and gave effect to the classification of New U S WEST as a discontinued operation, as defined in Note 2
- The Separation. It is also suggested that these Consolidated Financial Statements and notes be read in conjunction with the MediaOne Group Consolidated Financial Statements and notes thereto filed on Form 10-Q dated August 13, 1998. The MediaOne Group Form 10-Q filing includes the actual effects of the Separation and the refinancing of the indebtedness issued or guaranteed by Old
U S WEST, as defined in Note 2 - The Separation.

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


Form 10-Q - Part I


                                     MediaOne Group, Inc.
                       Notes to Consolidated Financial Statements
                                    (Dollars in millions)
                                         (Unaudited)

NOTE 3:  ACQUISITIONS AND DISPOSITIONS

Telewest Communications plc. On September 1, 1998, Telewest Communications plc ("Telewest"), a cable and telecommunications provider in the United Kingdom, acquired General Cable PLC ("General Cable"), a cable provider in the United Kingdom, for approximately $1.1 billion in stock and cash. Holders of General Cable received 1.243 new Telewest shares and 65 pence in cash for each General Cable share. Telewest raised the cash for the acquisition through a rights offering to its existing shareholders, including MediaOne Group. MediaOne Group purchased 85 million new Telewest shares at a cost of $131. As a result of the General Cable acquisition and taking into account MediaOne Group's participation in the rights offering, the Company's ownership of Telewest decreased to 21.6 percent from 26.75 percent. In addition, MediaOne Group recorded an estimated gain in equity of $39, net of deferred taxes of $25, related to Telewest's acquisition of General Cable.

Time Warner Telecom. On July 14, 1998, Time Warner Entertainment Company, L.P. ("TWE"), Time Warner Entertainment-Advance/Newhouse Partnership ("TWE-A/N") and Time Warner, Inc. ("Time Warner") contributed the assets and liabilities of the Time Warner competitive local exchange business (the "Time Warner Telecom Business") into a newly formed entity, Time Warner Telecom LLC ("TW Telecom"). The Time Warner Telecom Business had been jointly operated by the parties to provide telephony services to business customers in their respective cable markets. TWE and TWE-A/N distributed their ownership interest in TW Telecom on a pro rata basis to Time Warner, MediaOne Group and Advance/Newhouse. As a result, MediaOne Group now holds an 18.85 percent interest in TW Telecom. Since the investment in TW Telecom resulted from a distribution by TWE, MediaOne Group's investment balance in TWE was reduced by $48, the book value of the TW Telecom investment attributable to MediaOne Group. The investment in TW Telecom is included in Other Assets in the Consolidated Balance Sheet, as of September 30, 1998. The Company uses the cost method of accounting for its investment in TW Telecom.

Form 10-Q - Part I

                                MediaOne Group, Inc.
                     Notes to Consolidated Financial Statements
                               (Dollars in millions)
                                    (Unaudited)

NOTE 4:  INVESTMENT IN AIRTOUCH PREFERRED STOCK

In conjunction with the sale of the domestic wireless businesses to AirTouch Communications, Inc. ("AirTouch"), MediaOne Group received shares of AirTouch preferred stock. The AirTouch preferred stock is stated at fair value on the balance sheet, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." To minimize MediaOne Group's exposure to fluctuations in the fair value of the AirTouch preferred stock, the Company entered into an interest rate swap agreement in April 1998. At September 30, 1998, the Consolidated Balance Sheet reflected a payable of $187 related to the interest rate swap agreement.

During the third quarter of 1998, the change in the value of the AirTouch preferred stock and the interest rate swap did not achieve the required correlation to continue deferral accounting. As of September 30, 1998, the AirTouch preferred stock had increased in value by $147 and the interest rate swap agreement had declined in value by $187. Consequently, in the third quarter of 1998, MediaOne Group recognized a net loss of $25 ($40 net of income tax benefits of $15) in other income for the change in the fair value of the AirTouch preferred stock not offset by the fair value of the interest rate swap agreement in accordance with SFAS No. 80, "Accounting for Futures Contracts."

NOTE 5:  DEBT

Short-term Debt. MediaOne Group maintains a commercial paper program to finance short-term cash flow requirements, as well as to maintain a presence in the short-term debt market. The Company is permitted to borrow up to $4.0 billion of commercial paper, backed by lines of credit, of which approximately $3.8 billion was available at September 30, 1998.

Long-term Debt. In August and September 1998, MediaOne Group issued 29 million shares of 6.25 percent Exchangeable Notes (the "Exchangeable Notes") for an issuance price of $58.125 per note, or gross proceeds of $1.686 billion. The notes mature on August 15, 2001 and are mandatorily redeemable at MediaOne Group's option into (i) shares of AirTouch common stock held by MediaOne Group,
(ii) the cash equivalent, or (iii) a combination of cash and AirTouch common stock. The number of shares of AirTouch common stock to be exchanged for each Exchangeable Note, and/or the cash equivalent, varies based upon the fair value of the AirTouch common stock, as follows:

Form 10-Q - Part I

                                               MediaOne Group, Inc.
                                    Notes to Consolidated Financial Statements
                                              (Dollars in millions)
                                                   (Unaudited)

     (a) If the fair value of the AirTouch common stock is greater than or equal to $71.75 per share, each Exchangeable Note is equivalent to .8101 of a share of AirTouch common stock;

     (b) If the fair value of the AirTouch common stock is less than $71.75 per share but greater than $58.125 per share, each Exchangeable Note is equivalent to a fractional share of AirTouch common stock equal to the percent of the initial issuance price per Exchangeable Note versus the fair value of the AirTouch common stock per share; or

     (c) If the fair value of the AirTouch common stock is less than or equal to $58.125 per share, each Exchangeable Note is equivalent to one share of AirTouch common stock.

The Exchangeable Notes are unsecured obligations of MediaOne Group, ranking equally in right of payment with all other unsecured and unsubordinated obligations of MediaOne Group. MediaOne Group used the proceeds from the debt issuance to reduce outstanding commercial paper and for general corporate purposes.

The Exchangeable Notes are being accounted for as an indexed debt instrument since the maturity value of the Exchangeable Notes is dependent upon the fair value of the underlying AirTouch common stock. The Company has, therefore, eliminated the market risk on a decline in the AirTouch common stock value below $58.125 per share on 29 million of the 53 million shares held by the Company. During the third quarter of 1998, the maturity value of the Exchangeable Notes was decreased by $33 to reflect the corresponding reduction in the fair value of the underlying AirTouch common stock. As the AirTouch common stock is a cost method investment being accounted for as "available for sale" securities under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," changes in the maturity value of the Exchangeable Notes are being recorded in equity as unrealized gains or losses.


Form 10-Q - Part I


                                     MediaOne Group, Inc.
                           Notes to Consolidated Financial Statements
                                    (Dollars in millions)
                                        (Unaudited)

NOTE 6:  SHAREOWNERS' EQUITY

-------------------------------------------------- ----------- ----------- ----------- ------------ -----------------
                                                                                                      Accumulated
                                                                           Retained                      Other
                                                   Preferred   Common      Earnings       LESOP      Comprehensive
                                                     Stock       Shares    (Deficit)    Guarantee    Income (Loss)
-------------------------------------------------- ----------- ----------- ----------- ------------ -----------------
Balance at December 31, 1997                            $ 923    $ 10,876     $ (359)       $ (46)            $ (70)

Net income                                                                    26,643
Distribution of New U S WEST                                        (421)    (24,924)
Issuance of MediaOne Group stock                                      75
Issuance of Communications stock                                      24
Purchase of treasury stock (1)                                      (240)
Common dividends declared ($0.535 per
  Communications share)                                                         (260)
Preferred dividends                                                              (39)
Loss on redemption of Preferred Securities                                       (53)
Market value adjustments for debt and equity
  securities, and Exchangeable Notes, net of
  reclassification adjustments and income taxes                                                                 351
Foreign currency translation, net of income taxes
                                                                                                                 21
Other                                                       2        141          13           46

                                                   =========== =========== =========== ============ =================
Balance at September 30, 1998                           $ 925   $ 10,455     $ 1,021          $ -             $ 302
-------------------------------------------------- =========== =========== =========== ============ =================

     (1) Includes $31 of Communications stock share repurchases made prior to the Separation. Communications stock treasury shares were canceled in conjunction with the Separation.

     The $141 of other activity under Common Shares includes $41 for tax benefits on stock option exercises, a $39 gain related to the acquisition of General Cable by Telewest in September 1998, a $39 gain on the exercise of a call option on shares of the Company's stock during the second quarter of 1998, and miscellaneous activity of $22.

     Share Repurchase. On August 7, 1998, the Board of Directors of MediaOne Group authorized the repurchase of up to 25 million shares of the Company's common stock over the next three years, dependent on market and financial conditions. During 1998, MediaOne Group purchased and placed into treasury approximately 5 million shares of MediaOne Group stock at an average purchase price of $41.43 per share, or a total cost basis of $209. Of the total shares repurchased, 3,568,600 shares of MediaOne Group common stock were repurchased during the third quarter of 1998 at an average purchase price of $43.28 per share, or a total cost basis of $154.
Form 10-Q - Part I

                                        MediaOne Group, Inc.
                            Notes to Consolidated Financial Statements
                                       (Dollars in millions)
                                           (Unaudited)

     Comprehensive Income. Total comprehensive income and the components of comprehensive income follow:

------------------------------------------------------- ------------------------------ ------------------------------
                                                        Three Months Ended                  Nine Months Ended
                                                           September 30,                      September 30,
                                                        ------------------------------ ------------------------------
                                                             1998           1997            1998           1997
------------------------------------------------------- --------------- -------------- --------------- --------------

Net income (loss)                                               $(184)           $191         $26,643           $659

   Other comprehensive income (loss), before tax:
     Foreign currency translation adjustment                       19             (73)             27            (71)
     Unrealized gains (losses) on debt
       and equity securities, and
       Exchangeable Notes                                        (107)            121             583            188
     Reclassification for gains realized in net
       income                                                       -             (29)            (11)           (45)
     Income tax (provision) benefit related to
       items of other comprehensive income                         44              (7)           (227)           (36)
                                                        --------------- -------------- --------------- --------------
   Total other comprehensive income (loss), net of tax            (44)             12             372             36
                                                        =============== ============== =============== ==============
Total comprehensive income (loss)                               $(228)           $203         $27,015           $695
------------------------------------------------------- =============== ============== =============== ==============

The majority of the unrealized gains and losses on debt and equity securities during 1998 relate to the Company's investment in AirTouch common stock acquired on April 6, 1998, in connection with the sale by the Company of its domestic wireless businesses (the "AirTouch Transaction"). In addition, for the nine-month period ended September 30, 1998, MediaOne Group recorded an unrealized gain of $147 related to its investment in AirTouch preferred stock acquired in the AirTouch Transaction. This unrealized gain was fully offset by a loss on an interest rate swap agreement which was designed to minimize the Company's exposure to fluctuations in the fair value of the AirTouch preferred stock as a result of interest rate changes.

Form 10-Q - Part I


                                           MediaOne Group, Inc.
                                 Notes to Consolidated Financial Statements
                                          (Dollars in millions)
                                                (Unaudited)

NOTE 7:  EARNINGS PER SHARE

The  following  table  reflects the  computation  of basic and diluted  earnings
(loss) per share for MediaOne Group stock and Communications stock. The dilutive securities for the nine-month period ended September 30, 1998 represent the incremental weighted average shares from potential share issuances associated with stock options for MediaOne Group stock and Communications stock, and the assumed conversion of the convertible Series D Preferred Stock for MediaOne Group stock. The diluted earnings (loss) and related per share amounts for the three months ended September 30, 1998 and for the periods in 1997 do not include potential share issuances associated with stock options and the convertible Series D Preferred Stock since the effect would have been antidilutive on the loss from continuing operations.

--------------------------------------------------------- ---------------------------- -------------------------
                                                              Three Months Ended          Nine Months Ended
                                                                 September 30,              September 30,
                                                          ---------------------------- -------------------------
                                                              1998           1997          1998         1997
--------------------------------------------------------- ------------- -------------- ------------ ------------

MEDIAONE GROUP STOCK
Income (loss) from continuing operations                        $(184)         $(226)      $ 1,768       $(597)
    Preferred stock dividends                                     (13)           (14)         (39)         (39)
    Loss on redemption of Preferred Securities                       -              -         (53)           -
                                                          ------------- -------------- ------------ ------------
Income (loss) from continuing operations available for
  common shareowners used for basic earnings per share           $(197)         $(240)     $ 1,676       $(636)
  Preferred stock dividends on assumed conversion                    -              -           35           -
                                                          ============= ============== ============ ============
Income (loss) from continuing operations used for
  diluted earnings (loss) per share                             $(197)         $(240)      $ 1,711       $(636)
                                                          ============= ============== ============ ============
Income from discontinued operations
  Results of operations (1)                                     $   -          $  84       $   158       $ 249
                                                          ============= ============== ============ ============
  Gain on Separation                                            $   -          $   -       $ 24,461      $   -
                                                          ============= ============== ============ ============
Extraordinary item - early extinguishment of debt - net
  of tax                                                        $   -          $  (3)      $   (333)     $   -
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

Form 10-Q - Part I

                                       MediaOne Group, Inc.
                              Notes to Consolidated Financial Statements
                            (Dollars in millions, except per share amounts)
                                           (Unaudited)

--------------------------------------------------------- ---------------------------- -------------------------
                                                              Three Months Ended          Nine Months Ended
                                                                 September 30,              September 30,
                                                          ---------------------------- -------------------------
                                                              1998          1997          1998         1997
--------------------------------------------------------- ------------- -------------- ------------ ------------
                                                                          (Shares in thousands)
MEDIAONE GROUP STOCK
Weighted average number of shares used for basic
  earnings (loss) per share                                    608,793        606,729      608,730      606,568
Effect of dilutive securities:
   Stock options                                                     -              -        6,312            -
  Series D Preferred Stock                                           -              -       38,709            -
                                                          ============= ============== ============ ============
Weighted average number of shares used for diluted
    earnings (loss) per share                                  608,793        606,729      653,751      606,568
                                                          ============= ============== ============ ============

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations                                          $(0.32)        $(0.40)       $ 2.75      $(1.05)
                                                          ============= ============== ============ ============
Discontinued operations - results of operations (1)            $    -         $ 0.14        $ 0.26      $ 0.41
                                                          ============= ============== ============ ============
Discontinued operations - gain on Separation                   $    -         $    -        $40.18      $    -
                                                          ============= ============== ============ ============
Extraordinary item - early extinguishment of debt - net
  of tax                                                       $    -         $    -        $(0.55)     $    -
                                                          ============= ============== ============ ============

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations                                          $(0.32)        $(0.40)       $ 2.62      $(1.05)
                                                          ============= ============== ============ ============
Discontinued operations - results of operations (1)            $    -         $ 0.14        $ 0.24      $ 0.41
                                                          ============= ============== ============ ============
Discontinued operations - gain on Separation                   $    -         $    -        $37.42      $    -
                                                          ============= ============== ============ ============
Extraordinary item - early extinguishment of debt - net
  of tax                                                       $    -         $    -        $(0.51)     $    -
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

Form 10-Q - Part I

                                     MediaOne Group, Inc.
                           Notes to Consolidated Financial Statements
                         (Dollars in millions, except per share amounts)
                                           (Unaudited)

----------------------------------------------------------- -------------------------- -------------------------
                                                               Three Months Ended         Nine Months Ended
                                                                  September 30,             September 30,
                                                            -------------------------- -------------------------
                                                             1998 (1)       1997          1998         1997
----------------------------------------------------------- ----------- -------------- ------------ ------------
                                                                           (Shares in thousands)
COMMUNICATIONS STOCK
Income from discontinued operations used for basic and
  diluted earnings per share (2)                             $      -     $    336       $   589     $  1,007
                                                            ============ ============== =========== ============

Weighted average number of shares used for basic earnings
  per share                                                         -      483,218       484,972      482,374
Effect of dilutive securities:
   Stock options                                                    -            -         4,097            -
                                                            ============ ============== =========== ============
Weighted average number of shares used for diluted
    earnings per share                                              -      483,218       489,069      482,374
                                                            ============ ============== =========== ============

BASIC AND DILUTED EARNINGS PER SHARE:
Basic earnings per share from discontinued operations        $      -    $    0.69       $  1.21     $   2.08
                                                            ============ ============== =========== ============
Diluted earnings per share from discontinued operations      $      -    $    0.69       $  1.20     $   2.08
----------------------------------------------------------- ============ ============== =========== ============

     (1) The Communications stock was canceled on June 12, 1998, effective with the Separation.
     (2) Represents the operations of the Communications Group, which were discontinued on June 12, 1998.

NOTE 8:  COMMITMENTS AND CONTINGENCIES

Certain cable subsidiaries of the Company have been named as defendants in various class action lawsuits in Florida, Michigan and Ohio challenging such subsidiaries' policies for charging late payment fees when customers fail to pay for subscriber services in a timely manner. MediaOne Group is currently reviewing the lawsuits to determine what impact, if any, such lawsuits may have on the operations of the Company.


Form 10-Q - Part I

                                     MediaOne Group, Inc.
                           Notes to Consolidated Financial Statements
                                     (Dollars in millions)
                                          (Unaudited)

NOTE 9:  SUBSEQUENT EVENTS

Cable Systems. On October 13, 1998, MediaOne Group and Tele-Communications, Inc. ("TCI") signed a definitive agreement to exchange certain of MediaOne Group's cable television systems in Illinois and Michigan for certain of TCI's cable television systems in South Florida and California. The cable systems each serve approximately 500,000 subscribers. Consummation of the exchange is expected to occur in mid-1999, subject to regulatory approvals.

Investment in Telewest Communications plc. On November 10, 1998, MediaOne Group purchased an additional 175 million Telewest shares from Southwestern Bell International Holdings at a price of $2.25 per share, or $394. The Company now holds a 29.9 percent interest in Telewest.

Competitive Local Exchange Businesses. During November 1998, MediaOne Group entered into a definitive agreement with Hyperion Communications to sell the Company's investments in Continental Fiber Technologies, Inc. and Alternet of Virginia, Inc., providers of business telephony services in Jacksonville, Florida and Richmond, Virginia, respectively, for approximately $83. The sale is expected to close in the first-quarter of 1999.

Preferred Securities. On October 28, 1998, MediaOne Finance Trust III, a wholly owned subsidiary of MediaOne Group, issued $500 of 9.04 percent Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely Company-guaranteed debentures (the "Preferred Securities"). Proceeds from the issuance were used to redeem outstanding commercial paper and for general corporate purposes.

NOTE 10:  NET INVESTMENT IN ASSETS HELD FOR SALE

The capital assets segment is being accounted for in accordance with Staff Accounting Bulletin No. 93, issued by the SEC, which requires discontinued operations not disposed of within one year of the measurement date to be accounted for prospectively in continuing operations as "net investment in assets held for sale." The net realizable value of the assets is being evaluated on an ongoing basis with adjustments to the existing reserve, if any, being charged to continuing operations. No such adjustment has been required. Prior to January 1, 1995, the entire capital

Form 10-Q - Part I

                                       MediaOne Group, Inc.
                             Notes to Consolidated Financial Statements
                                      (Dollars in millions)
                                            (Unaudited)

assets segment was accounted for as discontinued operations in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions."

The components of net investment in assets held for sale follow:

-------------------------------------------------------------------- ------------------- --------------------
                                                                          September 30,         December 31,
                                                                              1998                 1997
-------------------------------------------------------------------- ------------------- --------------------
ASSETS
Cash and cash equivalents                                                          $ 68                 $ 54
Finance receivables - net                                                           746                  777
Investment in real estate - net of valuation allowance                                -                  156
Bonds, at market value                                                              102                  119
Investment in FSA                                                                   387                  365
Other assets                                                                        224                  197
                                                                     ------------------- --------------------
Total assets                                                                     $1,527               $1,668
                                                                     =================== ====================
LIABILITIES
Debt                                                                               $269                 $372
Deferred income taxes                                                               672                  669
Accounts payable, accrued liabilities and other                                     138                  197
Minority interests                                                                   12                   11
                                                                     ------------------- --------------------
Total liabilities                                                                 1,091                1,249
                                                                     ------------------- --------------------
Net investment in assets held for sale                                             $436                 $419
==================================================================== =================== ====================

Building sales and operating revenues of the capital assets segment were $77 and $199 for the three- and nine-month periods ended September 30, 1998, respectively, and $13 and $91 for the three- and nine-month periods ended September 30, 1997, respectively.

Revenues of MediaOne Financial Services, Inc. ("Financial Services"), a member of the capital assets segment, were $5 and $15 for the three- and nine-month periods ended September 30, 1998, respectively, and $5 and $16 for the three- and nine-month periods ended September 30, 1997, respectively. Selected financial data for Financial Services follows.

Form 10-Q - Part I

                                       MediaOne Group, Inc.
                            Notes to Consolidated Financial Statements
                                      (Dollars in millions)
                                           (Unaudited)

--------------------------------------------------------------------- ------------------ -------------------
                                                                          September 30,        December 31,
                                                                              1998                1997
--------------------------------------------------------------------- ------------------ -------------------
Net finance receivables                                                            $742               $ 824
Total assets                                                                      1,025               1,208
Total debt                                                                          218                 363
Total liabilities                                                                   940               1,121
Equity                                                                               85                  87
--------------------------------------------------------------------- ------------------ -------------------

NOTE 11:  DISCONTINUED OPERATIONS

The Company has accounted for the distribution of New U S WEST stock to the holders of Communications stock, and to the holders of MediaOne Group stock for the Dex Alignment, as a discontinuance of the businesses comprising New U S WEST. The measurement date for discontinued operations accounting purposes was June 4, 1998, the date upon which Old U S WEST's shareowners approved the Separation. The effective date of the Separation was June 12, 1998. Because the distribution of New U S WEST was non pro-rata, as compared with the businesses previously attributed to Old U S WEST's two classes of shareowners, it was accounted for at fair value. The distribution resulted in a gain of $24,461, net of $114 of Separation costs (net of tax benefits of $37). Separation costs included cash payments under severance agreements of $45 and financial advisory, legal, registration fee, printing and mailing costs. Separation costs also included a one-time payment to terminate the sale of the Minnesota cable systems.

Summarized financial information for the discontinued operations is as follows:

--------------------------------------------------------- -------------------------- ------------------------------
                                                             Three Months Ended            Nine Months Ended
                                                                September 30,                September 30,
                                                          -------------------------- ------------------------------
Summarized Operating Results                                 1998          1997          1998            1997
--------------------------------------------------------- ------------ ------------- -------------- ---------------
Revenues                                                            -        $2,960         $5,454          $8,657

Operating income                                                    -           756          1,412           2,289

Income before income taxes                                          -           674          1,187           2,011
Income tax expense                                                  -         (251)          (440)           (752)
                                                          ------------ ------------- -------------- ---------------
Income before extraordinary item                                    -           423            747           1,259
Extraordinary item - debt extinguishment                            -           (3)              -             (3)
                                                          ============ ============= ============== ===============
Net income of discontinued operations                               -          $420           $747          $1,256
========================================================= ============ ============= ============== ===============

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

The Company accounted for the distribution of New U S WEST stock to the Communications Group stockholders, and to the MediaOne Group stockholders for the Dex Alignment, as a discontinuance of the businesses comprising New U S WEST. Because the distribution was non pro-rata, as compared with the businesses previously attributed to Old U S WEST's two classes of stock, the distribution was accounted for at fair value and resulted in a gain of $24,461, or $40.18 basic earnings per MediaOne Group share, net of $114 of Separation costs (net of income tax benefits of $37). Separation costs included cash payments under severance agreements of $45 and financial advisory, legal, registration fees, printing and mailing costs.


Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share amounts), continued

In conjunction with the Separation, Old U S WEST redeemed $4.9 billion of its long term debt outstanding. The redemption resulted in an extraordinary loss of $333, net of income tax benefits of $209, or $0.55 basic loss per MediaOne Group share. The loss was the result of refinancing costs, including the difference between the market and face value of the debt redeemed and a charge for unamortized debt issuance costs. MediaOne Group financed the redemption with short-term commercial paper at a weighted average interest rate of 5.85 percent. In accordance with the Separation Agreement, New U S WEST funded to MediaOne Group $3.9 billion related to the Dex Alignment. Such funds were used to repay the commercial paper issued to refinance substantially all of the indebtedness issued or guaranteed by Old U S WEST. MediaOne Group refinanced the indebtedness through a combination of tender offers, prepayments, and consent solicitations (the "Refinancing").

Proceeds from the issuance of the Exchangeable Notes in August and September 1998 were also used to repay commercial paper issued in connection with the Refinancing.


Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share amounts), continued

Results of  Operations - Continuing Operations - Three and Nine Months Ended
     September 30, 1998 Compared with 1997

-----------------------------------------------------------------------------------------------------------------------
Income (Loss) from Continuing Operations:
-----------------------------------------------------------------------------------------------------------------------
                                Three Months Ended                           Nine Months Ended
                                   September 30,            Change             September 30,             Change
                               ---------------------- -------------------- ----------------------- --------------------
                                 1998        1997        $          %        1998        1997         $          %
------------------------------ ---------- ----------- --------- ---------- ---------- ------------ --------- ----------
Income (loss) from
  continuing operations           $(184)      $(226)       $42     (18.6)     $1,768       $(597)    $2,365          -
  Adjustments to reported
    income (loss) from
    continuing operations:
   Domestic wireless
    operations                         -        (33)        33          -       (20)         (86)        66     (76.7)
   Gain on sale of domestic
    wireless investment                -           -         -          -    (2,257)            -   (2,257)          -
   Gains on sales of
    investments                      (2)         (7)         5     (71.4)       (26)         (63)        37     (58.7)
                               ========== =========== ========= ========== ========== ============ ========= ==========
Normalized loss from
  continuing operations           $(186)      $(266)       $80     (30.1)     $(535)       $(746)      $211     (28.3)
============================== ========== =========== ========= ========== ========== ============ ========= ==========

----------------------------------------------------------------------------------------------------------------------
Basic Earnings (Loss) Per Share From Continuing Operations Available for MediaOne Group Common Stock:
----------------------------------------------------------------------------------------------------------------------
                                Three Months Ended                          Nine Months Ended
                                  September 30,             Change            September 30,             Change
                               --------------------- --------------------- --------------------- ---------------------
                                 1998       1997         $          %        1998       1997         $          %
------------------------------ ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
Earnings (loss) from
  continuing operations
  available for common stock     $(0.32)    $(0.40)      $0.08     (20.0)      $2.75    $(1.05)      $3.80          -
  Adjustments to reported
    earnings (loss) from
    continuing operations:
   Domestic wireless
    operations                         -     (0.05)       0.05          -     (0.03)     (0.14)       0.11     (78.6)
   Gain on sale of domestic
    wireless investment                -          -          -          -     (3.71)          -     (3.71)          -
   Gains on sales of
    investments                        -     (0.01)       0.01          -     (0.04)     (0.10)       0.06     (60.0)
   Loss on redemption of
    Preferred Securities               -          -          -          -       0.09          -       0.09          -
                               ========== ========== ========== ========== ========== ========== ========== ==========
Normalized loss from
  continuing operations
  available for common stock     $(0.32)    $(0.46)      $0.14     (30.4)    $(0.94)    $(1.29)      $0.35     (27.1)
============================== ========== ========== ========== ========== ========== ========== ========== ==========

During 1998, MediaOne Group experienced a reduction in normalized losses from continuing operations due primarily to lower equity losses generated by unconsolidated international ventures and decreased interest expense due to lower debt levels at MediaOne Group.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Sales and Other Revenues

-------------------------- ----------------------- ------------------- ---------------------- --------------------
                             Three Months Ended                        Nine Months Ended
                               September 30,             Change            September 30,            Change
                           ----------------------- ------------------- ---------------------- --------------------
                              1998        1997        $         %         1998       1997         $         %
-------------------------- ----------- ----------- --------- --------- ----------- ---------- ---------- ---------
Cable and broadband:
   Domestic                      $614        $584       $30       5.1      $1,840     $1,721      $119       6.9
   International                    6           6         -         -          17         14         3      21.4
                         ----------------------------------------------------------------------------------------
                                  620         590        30       5.1       1,857      1,735       122       7.0

Corporate                           6           8       (2)    (25.0)          20         21       (1)     (4.8)
Other(1)                            -           3       (3)         -           1         48      (47)    (97.9)
                         ----------------------------------------------------------------------------------------

   Current operations             626         601        25       4.2       1,878      1,804        74       4.1
Domestic wireless(2)                -         373     (373)         -         361      1,071     (710)    (66.3)

                         ========================================================================================
Total                            $626        $974    $(348)    (35.7)      $2,239     $2,875    $(636)    (22.1)
=================================================================================================================

     (1) Primarily includes international directories which were sold in the second and third quarters of 1997.
     (2) The domestic wireless businesses were sold effective 4/6/98.

MediaOne Group sales and other revenues for the three- and nine-month periods ended September 30, 1998, decreased primarily as a result of the sale of the domestic wireless businesses in 1998, and the international directories businesses during the second and third quarters of 1997. Normalized for acquisitions and dispositions, total revenues increased 11.0 percent and 10.5 percent for the three- and nine-month periods ended September 30, 1998, respectively.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Cable and Broadband - Domestic

-------------------------- ----------------------- ---------------------- ---------------------- ---------------------
                             Three Months Ended                           Nine Months Ended
                               September 30,              Change              September 30,             Change
                           ----------------------- ---------------------- ---------------------- ---------------------
REVENUES                     1998        1997          $          %         1998        1997         $          %
-------------------------- ---------- ------------ ---------- ----------- ---------- ----------- ---------- ----------
Domestic
   Basic Cable                  $429         $388        $41        10.6     $1,276      $1,140       $136       11.9
   Premium                        81           82        (1)       (1.2)        240         245        (5)      (2.0)
   Pay-per-view                   16           12          4        33.3         40          42        (2)      (4.8)
   Advertising                    37           33          4        12.1        108          91         17       18.7
   Equipt. & Install.             46           40          6        15.0        130         113         17       15.0
   Other                         (8)          (3)        (5)           -       (22)         (1)       (21)          -
                           ---------- ------------ ---------- ----------- ---------- ----------- ---------- ----------
      Total core cable           601          552         49         8.9      1,772       1,630        142        8.7
   New Products                   13            3         10           -         34          13         21          -
   PrimeStar                       -           29       (29)           -         34          78       (44)     (56.4)
                           ========== ============ ========== =========== ========== =========== ========== ==========
      Total revenues            $614         $584        $30         5.1     $1,840      $1,721       $119        6.9
========================== ========== ============ ========== =========== ========== =========== ========== ==========

Domestic cable and broadband revenues increased during the three- and nine-month periods ended September 30, 1998, due primarily to increased core cable revenues, partially offset by the lack of PrimeStar direct broadcast services ("DBS") revenues in all but the first quarter of 1998. Normalized for the one-time effects of cable system acquisitions and dispositions, and a change in classification of late fee revenues, total domestic cable and broadband revenues increased 11.6 percent and 10.5 percent during the three- and nine-month periods in 1998, respectively.

Basic Cable. Basic cable services revenues increased during the three- and nine-month periods in 1998 due primarily to a 10 percent increase in revenue per average cable subscriber and increased basic subscribers. At September 30, 1998, basic cable subscribers were 4,926,000, an increase of 1.3 percent compared with the same period in 1997, normalized for the effects of cable system acquisitions and dispositions. The increase in revenue per subscriber is the result of expanded channel offerings, repackaging of services and increased rates.

Premium. Premium services revenues decreased during the three- and nine-month periods of 1998 due primarily to discounting of premium service packages.

Pay-per-view. Pay-per-view revenues increased during the three-month period of 1998 due to the airing of a boxing event in September, 1998, and to modest growth in demand for movies. Pay-per-view revenues decreased during the nine-month period of 1998 due to higher revenues on a boxing event aired in June, 1997, versus a boxing event aired in September, 1998.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Advertising. Advertising revenues increased during 1998 as a result of expanded channel capacity, growth in local and national advertising sales, and increased rates.

Equipment and Installation. Equipment and installation revenues increased in 1998 due primarily to subscribers upgrading converter boxes.

Other. Other revenues include franchise fee payments, revenues received for guides, miscellaneous revenues and late fee revenues in 1997. The decrease in other revenues during the three- and nine-month periods of 1998 is due primarily to the classification of late fee revenues in 1998; late fee revenues were reflected in "other revenues" during 1997, whereas in 1998 these revenues are classified as an offset to "selling, general and administrative expenses".

Core Cable. Core cable revenue per average cable subscriber was $40.73 per month for the three-month period ended September 30, 1998, an increase of
7.6 percent, compared with $37.84 for the same period in 1997. For the nine-month period ended September 30, 1998, core cable revenue per average cable subscriber was $40.05 per month, an increase of 6.8 percent, compared with $37.50 during the same period in 1997. Excluding the one-time effects of cable system acquisitions and dispositions and a change in classification of late fee revenues, core cable revenue per average cable subscriber increased 8.8 percent and 7.9 percent for the three- and nine-month periods of 1998, respectively. Core cable revenue per average cable subscriber has increased as a result of expanded channel offerings, repackaging of services and increased rates.

Core cable revenues increased 10.3 percent and 9.4 percent for the three- and nine-month periods ended September 30, 1998, normalized for the one-time effects of cable system acquisitions and dispositions, and for the change in classification of late fee revenues.

New Products. New products revenues increased during 1998 due primarily to the launch of high speed data ("HSD") Internet access services in new markets and customer growth, and growth in business dedicated telephony services.

As of September 30, 1998, MediaOne Group had approximately 55,000 HSD customers compared with 13,000 HSD customers for the same period in 1997. The overall penetration rate for HSD Internet access services in markets launched for more than 18 months ranged from 6 to 8 percent. HSD Internet access services are available in 11 metro areas in the following states:
California, Florida, Georgia, Illinois, Massachusetts, Michigan, Minnesota, New Hampshire and Ohio.

Form 10-Q - Part I
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

In addition to business telephony services, during 1998 MediaOne Group began offering residential telephony services to six metro areas within the states of California, Florida, Georgia, Massachusetts, and Virginia, with Virginia being launched in October, 1998. As of September 30, 1998, residential telephony services were available to approximately 256,000 homes. The penetration rate for homes marketed over an eight-week period averaged from 8 to 9 percent.

On June 15, 1998, MediaOne Group formed a joint venture with Time Warner, TWE and TWE/AN (the "HSD Joint Venture") to deliver HSD services under the "Road Runner" brand name. The HSD Joint Venture is responsible for maintaining connections to the Internet, providing technical customer support and developing national content. The parties to the joint venture operate their respective HSD businesses and are responsible for their respective customers' billing and customer service issues. Accordingly, MediaOne Group continues to reflect HSD services revenues in its consolidated results, as well as a service fee payable to the HSD Joint Venture for services provided.

PrimeStar. Prior to April 1, 1998, MediaOne Group distributed PrimeStar DBS services to subscribers in its service areas, and as a result, reflected consolidated operating results with respect to such subscribers. On April 1, 1998, MediaOne Group contributed its interest in PrimeStar Partners, L.P. ("Old PrimeStar"), as well as its PrimeStar subscribers and certain related assets to PrimeStar, Inc. ("PrimeStar"). Consequently, subsequent to April 1, 1998, MediaOne Group no longer reflects consolidated operating results for PrimeStar DBS services.

Cable and Broadband - International. International cable and broadband revenues represent the consolidated operations of Cable Plus a.s., a cable operator in the Czech Republic.

Domestic Wireless. On April 6, 1998, MediaOne Group sold its domestic wireless businesses to AirTouch.

Other. The decrease in other revenues is due primarily to the sale of MediaOne Group's wholly owned international directory operations in the United Kingdom and Poland during June and October 1997, respectively.

Form 10-Q - Part I
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Operating Income (Loss)

-------------------------- ----------------------- ---------------------- ---------------------- ---------------------
                             Three Months Ended                           Nine Months Ended
                               September 30,              Change              September 30,             Change
                           ----------------------- ---------------------- ---------------------- ---------------------
                             1998        1997          $          %         1998        1997         $          %
-------------------------- ---------- ------------ ---------- ----------- ---------- ----------- ---------- ----------

Cable and broadband:
   Domestic                    $(56)        $(15)      $(41)           -     $(114)       $(30)      $(84)          -
   International                 (1)          (2)          1      (50.0)        (5)         (9)          4     (44.4)
                           ---------- ------------ ---------- ----------- ---------- ----------- ---------- ----------
                                (57)         (17)       (40)           -      (119)        (39)       (80)          -

International wireless           (2)          (3)          1      (33.3)        (7)        (12)          5     (41.7)
Corporate (1)                   (36)         (53)         17      (32.1)      (109)       (104)        (5)        4.8
Other                              -          (7)          7           -        (6)        (24)         18     (75.0)
                           ---------- ------------ ---------- ----------- ---------- ----------- ---------- ----------

   Current operations           (95)         (80)       (15)        18.8      (241)       (179)       (62)       34.6
Domestic wireless(2)               -          107      (107)           -         93         302      (209)     (69.2)
                           ========== ============ ========== =========== ========== =========== ========== ==========
Total                          $(95)          $27     $(122)           -     $(148)        $123     $(271)          -
========================== ========== ============ ========== =========== ========== =========== ========== ==========

     (1) Primarily includes headquarters expenses for shared services and divisional expenses associated with equity investments.
     (2) The domestic wireless businesses were sold effective 4/6/98.

During 1998, MediaOne Group's operating income decreased $122, to a loss of $95, and $271, to a loss of $148, for the three- and nine-month periods ended September 30, 1998, respectively, due primarily to the sale of the domestic wireless businesses in April, 1998.

MediaOne Group's earnings before income taxes, depreciation and amortization ("EBITDA") for the three-month period ended September 30, 1998 were $193, compared with $322 during the same period in 1997. Excluding the effect of the domestic wireless operations, EBITDA would have been $169 in the three-month period ended September 30, 1997. For the nine-month period ended September 30, 1998, EBITDA was $746, compared with $1,002 during the same period in 1997. Excluding the effect of the domestic wireless operations, EBITDA would have been $598 during the nine month period of 1998, compared with $567 during the same period in 1997. MediaOne Group considers EBITDA an important indicator of the operational strength and performance of its businesses. EBITDA, however, should not be considered an alternative to operating or net income as an indicator of the performance of MediaOne Group's businesses, or as an alternative to cash flows from operating activities as a measure of liquidity, in each case determined in accordance with GAAP.

Form 10-Q - Part I
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Cable and Broadband - Domestic. Domestic cable and broadband operating losses increased during the three- and nine-month periods ended September 30, 1998, due primarily to increased depreciation and amortization expense. As MediaOne Group continues to upgrade its cable networks, depreciation expense will continue to increase. In addition, during the first quarter of 1998, there was a one-time increase to depreciation and amortization expense of $28 related to the termination of the sale of cable systems in Minnesota. Depreciation and amortization expense had been suspended on these systems while it was held for sale in 1997.

EBITDA for domestic cable and broadband operations during the three- month period ended September 30, 1998 was $227 compared with $228 for the same period in 1997. EBITDA remained relatively flat as total revenue increases of $30, or 5.1 percent, were offset by increased programming costs of $10, or 7.6 percent, and increased operating, marketing and advertising, and general and administrative costs of $21, or 9.3 percent. New products contributed increased revenues of $10 and increased costs of $16 to total domestic cable and broadband EBITDA during the three month period of 1998. Normalized for the one-time effects of cable system acquisitions and dispositions, and for costs incurred in 1998 in connection with the Year 2000 implementation program, domestic cable and broadband EBITDA increased
4.5 percent.

For the nine-month period ended September 30, 1998, EBITDA for domestic cable and broadband operations was $706, an increase of $15, or 2.2 percent, compared with $691 for the same period in 1997. Revenue increases of $119, or 6.9 percent, exceeded increased programming costs of $41, or
10.5 percent, and increased operating, marketing and advertising, and general and administrative costs of $63, or 9.8 percent. New products contributed revenue increases of $21 and increased costs of $33 to total domestic cable and broadband EBITDA during the period. Normalized for the one-time effects of cable system acquisitions and dispositions, and for costs incurred in 1998 in connection with the Year 2000 implementation program, domestic cable and broadband EBITDA increased 4.1 percent.

Core cable EBITDA was $263 for the three-month period ended September 30, 1998, an increase of $15, or 6.0 percent, compared with $248 for the same period in 1997. Normalizing for acquisitions and dispositions, core cable EBITDA increased 6.5 percent. During the nine-month period ended September 30, 1998, core cable EBITDA was $800, an increase of $60, or 8.1 percent, compared with $740 for the same period in 1997. Normalizing for acquisitions and dispositions, core cable EBITDA increased 7.7 percent.

Form 10-Q - Part I
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Programming costs were $141 for the three months of 1998, an increase of $10, or 7.6 percent, over the same period in 1997. Excluding programming costs related to PrimeStar services, programming costs increased 16.1 percent. The normalized increase was primarily a result of increased programming costs per subscriber as a result of rate increases, expanded channel offerings and growth in subscribers. During the nine-month period ended September 30, 1998, programming costs were $431, an increase of $41, or 10.5 percent, over the same period in 1997. Excluding programming costs related to PrimeStar DBS services, programming costs increased 14.9 percent during the nine-month period of 1998.

Operating, marketing and advertising, and general and administrative costs were $246 for the three-month period ended September 30, 1998, an increase of $21, or 9.3 percent, over the same period in 1997. During the nine-month period ended September 30, 1998, operating, marketing and advertising, and general and administrative costs were $703, an increase of $63, or 9.8 percent, over the same period in 1997. Increases in operating, marketing and advertising, and general and administrative costs are primarily a function of increases in employee costs due to improvements in customer service, costs incurred to streamline the reporting and billing systems, costs associated with the deployment of new products, such as high-speed data and residential telephony, and Year 2000 implementation costs. Incremental Year 2000 implementation costs were $6 and $7 during the three- and nine-month periods of 1998, respectively.

International Wireless. International wireless operating losses represent the consolidated operations of Russian Telecommunications Development Corporation ("RTDC"), a Russian venture, which holds various wireless investments.

Corporate. The decrease in corporate operating losses during the three-month period ended September 30, 1998 is due primarily to a $30 charge in 1997 for management changes and moving costs related to relocating MediaOne of Delaware, Inc.'s ("MediaOne of Delaware") operations from Boston to Denver. The decrease was partially offset by increased corporate costs during 1998. For the nine-month period ended September 30, 1998, operating losses increased due primarily to greater corporate costs, including costs associated with international activities, partially offset by the MediaOne of Delaware relocation charge discussed above.

Other. Other reflects operating losses associated with the international directories operations during 1997 and costs incurred for the development of internet content services. The international directories operations were sold during the second and third quarters of 1997.

Form 10-Q - Part I
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Interest Expense and Other

-------------------------------- ----------------------- ----------------- ---------------------- --------------------
                                   Three Months Ended                        Nine Months Ended
                                     September 30,            Change           September 30,            Change
                                 ----------------------- ----------------- ---------------------- --------------------
                                    1998        1997        $        %       1998        1997        $          %
-------------------------------- ----------- ----------- -------- -------- ---------- ----------- --------- ----------
Interest expense                      $(86)      $(178)      $92   (51.7)     $(379)      $(518)      $139     (26.8)
Equity losses in
  unconsolidated ventures              (68)       (177)      109   (61.6)      (273)       (495)       222     (44.8)
Gain on sale of domestic
  wireless investment                    -           -         -       -      3,869           -      3,869         -
Gains on sales of investments            3          13       (10)  (76.9)        42         108        (66)    (61.1)
Guaranteed minority interest
  expense                              (11)        (22)       11   (50.0)      (53)         (66)        13     (19.7)
Other income (expense)-net              13          (5)       18       -        86          (16)       102         -
-------------------------------- ----------- ----------- -------- -------- ---------- ----------- --------- ----------

Interest Expense. Interest expense during the three-month period ended September 30, 1998, decreased due primarily to the June 12, 1998 assumption by New U S WEST of $3.9 billion of debt related to the Dex Alignment, and the Refinancing which resulted in lower interest rate commercial paper outstanding. The majority of the commercial paper was replaced with the
6.25 percent Exchangeable Notes issued in August and September 1998. Interest expense for the nine-month period ended September 30, 1998 decreased due to the debt assumption and refinancing described above. The reduction in interest expense was partially offset by a charge of $16 related to the termination of various interest rate swap agreements. The swap agreements were terminated since the long term debt underlying the instruments was refinanced.

Equity Losses in Unconsolidated Ventures. Equity losses during the three- and nine-month periods ended September 30, 1998, decreased due predominantly to decreased losses generated from international ventures and the absence of losses from the domestic investment in PrimeCo Personal Communications, L.P. ("PrimeCo") which was transferred to AirTouch on April 6, 1998 pursuant to the AirTouch Transaction. The decrease in international losses relates to an increase in subscribers and improved operations at Telewest, rapid subscriber growth experienced by the wireless ventures located in the United Kingdom, Hungary, the Czech and Slovak Republics, and Poland, and the absence of losses related to ventures in Malaysia and Indonesia in the first nine months of 1998. In 1998, equity method accounting was suspended on the Company's investments in Malaysia and Indonesia in conjunction with a 1997 adjustment to write down the carrying value of the investment in Malaysia to its fair value of zero and to recognize probable funding commitments in connection with a shareholder support agreement related to the investment in Indonesia.

Form 10-Q - Part I
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

The Company continues to monitor its investments in Malaysia and Indonesia. During the first nine months of 1998, the Indonesian currency declined 48 percent as compared with the U. S. dollar and the Malaysian currency increased slightly. During the first nine months of 1998, the Company funded an additional $6 pursuant to the terms of the Indonesian venture shareholder support agreement. After such fundings and those of the other partners, the Company's contractual funding commitment is $13 and the partners' commitments are $26, for which MediaOne Group is contingently liable.

In July 1998, Westel 900, a digital wireless service company in Hungary, repurchased shares of its stock. This repurchase resulted in an increase in MediaOne Group's interest in Westel 900 to 49.0 percent from 46.6 percent.

On September 1, 1998, MediaOne Group's interest in Telewest decreased to
21.6 percent. See Note 3 - Acquisitions and Dispositions - to the
Consolidated Financial Statements for a detailed discussion.

On November 10, 1998, MediaOne Group purchased additional shares in Telewest increasing its ownership interest to 29.9 percent. See "Liquidity and Capital Resources - Investing" for additional information.

Gain on Sale of Domestic Wireless Investment. On April 6, 1998, MediaOne Group sold its domestic wireless businesses to AirTouch, resulting in a pretax gain of $3,869.

Gains on Sales of Investments. During 1998, MediaOne Group sold various investments resulting in pretax gains of $3 and $42 during the three- and nine-month periods. During 1997, MediaOne Group sold its shares of Teleport Communications Group, (acquired in the acquisition of Continental Cablevision, Inc. ("Continental")), for a pretax gain of $13 during the third quarter, its shares of Time Warner, (acquired in the acquisition of Continental), for a pretax gain of $44 during the second quarter, and its five percent interest in a wireless venture in France, for a pretax gain of $51 during the first quarter.

Form 10-Q - Part I
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Guaranteed Minority Interest Expense. Guaranteed minority interest expense for the three- and nine-month periods ended September 30, 1998 has decreased compared with similar periods in 1997 due to the cash redemption on June 12, 1998, of $301 face value of 7.96 percent Preferred Securities and $237 face value of 8.25 percent Preferred Securities. In October 1998, MediaOne Group issued $500 face value of 9.04 percent Preferred Securities which will result in increased guaranteed minority interest expense during the fourth-quarter of 1998, compared with the second and third quarters of 1998.

Other Income (Expense) - Net. Other income for the three- and nine-month periods ended September 30, 1998 was favorably impacted by decreased foreign exchange transaction losses, dividend income earned on the AirTouch preferred stock and the lack of minority interest expense from the domestic wireless operations. Such improvements were partially offset by a $40 loss recognized in the third quarter of 1998 related to an interest rate swap associated with the AirTouch preferred stock received in the AirTouch Transaction. See Note 4 - Investment in AirTouch Preferred Stock - to the Consolidated Financial Statements for a detailed discussion.

In October, the Company entered into a series of transactions which in effect resulted in a termination of the interest rate swap agreement and the purchase of a new interest rate option agreement with a $1 billion notional amount. Of the $1 billion notional amount, $800 of the interest rate option contract is designated to protect a portion of the AirTouch preferred stock value from increases in interest rates and qualifies for deferral accounting. See "Risk Management" section. The remaining $200 notional amount was designated to protect the Company from interest rate increases on the issuance of $500 of Preferred Securities and did not qualify for deferral accounting. Accordingly, the $200 notional amount of the interest rate option was terminated on October 23, 1998, in conjunction with the issuance of the Preferred Securities.

The Company currently estimates that it will record a net charge of $18 (net of income tax benefits of $12) associated with interest rate contracts in the fourth-quarter of 1998. The charge includes a net expense of $18 (net of income tax benefits of $11) for the purchase of the interest rate option and a net loss of $6 (net of income tax benefits of $4) on the interest rate swap prior to termination, offset by a net gain of $6 (net of income tax expense of $3) on the portion of the interest rate option associated with the Preferred Securities issuance.

Form 10-Q - Part I
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Liquidity and Capital Resources

Operating Activities

Cash provided by operating activities during the nine months ended September 30, 1998, decreased $239 to $391 as compared with the same period in 1997. The decrease was caused by the domestic wireless operations which were sold on April 6, 1998, as well as from the timing of interest payments and costs paid for the Separation. Partially offsetting the decrease in cash provided by operating activities was $158 in increased tax payments received from the Communications Group and the receipt in 1998 of $42 in dividends, primarily from Westel 450 and Westel 900, the Company's European wireless investments in Hungary.

During 1997, the domestic wireless businesses contributed operating cash flow of approximately $360. As a result of the AirTouch Transaction, MediaOne Group no longer has access to this operating cash flow. Operating cash flows of MediaOne Group will consist primarily of the cash generated by its domestic cable business. MediaOne Group expects that its future cash needs, primarily associated with domestic cable capital expenditures, debt service and the Year 2000 implementation program, will exceed cash generated from operations during the next few years. Additional financing will come primarily from a combination of new debt and the monetization of the securities received from AirTouch in connection with the AirTouch Transaction.

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

Investing Activities

Total capital expenditures at MediaOne Group, were $1,157 and $1,072 during the nine months ended September 30, 1998 and 1997, respectively. The majority of the capital expenditures were devoted to upgrading the domestic cable network and preparing for the provision of new and enhanced services.


Form 10-Q - Part I
Item 2. Management's Discussion and Analysis of Financial Condition and esults of Operations (Dollars in millions), continued

MediaOne Group holds various investments in international and domestic ventures. For the nine- month period ended September 30, 1998 and 1997, the Company invested $157 and $320, respectively, in international ventures, net of a $45 repayment in 1998 from a wireless investment in the United Kingdom. During 1998, MediaOne Group, as an existing shareholder of Telewest, participated in a rights offering by investing $131 in Telewest. Telewest offered the rights in connection with its acquisition of General Cable in September 1998. The remaining investments made during 1998 were capital contributions to cable investments in Belgium, Japan, and Singapore, as well as to wireless ventures in India, Indonesia and the Slovak Republic. Investments made during 1997 were primarily for an additional 40 percent interest in Fintelco, S.A., a cable and telecommunications venture located in Argentina, which was subsequently sold, as well as capital contributions to a wireless venture in India. Domestically, MediaOne Group invested $84 and $173 during the nine months ended September 30, 1998 and 1997, respectively. Of such investments, $64 and $149 represented contributions to PrimeCo during 1998 and 1997, respectively. The investment in PrimeCo was sold April 6, 1998, in conjunction with the sale of the wireless businesses to AirTouch.

During 1998, MediaOne Group sold various investments resulting in net proceeds of $201, comprised of the following: (a) an equity investment in PrimeStar, for net proceeds of $77, (b) a cable programming investment, for net proceeds of $38, (c) various cable systems, for net proceeds of $42, and (d) miscellaneous investments, for net proceeds of $44. During 1997, MediaOne Group sold international and domestic investments totaling $703, as follows: (a) shares of Teleport Communications Group, for net proceeds of $246, (b) shares of Time Warner, for net proceeds of $220, c) Thomson Directories, the directory operation in the United Kingdom, for net proceeds of $121, (d) a five percent interest in a French wireless venture, for net proceeds of $81, and (e) miscellaneous investments, for net proceeds of $35. In addition, during 1998, MediaOne Group received proceeds of $71 on the sale of a note receivable and $6 for miscellaneous asset sales.

During the first quarter of 1997, MediaOne Group paid $1,150 to the shareowners of Continental for the cash portion of the acquisition of that company.

As of September 30, 1998, the Company owed $187 associated with an interest rate swap agreement which was entered into to protect the Company from a decline in the value of the AirTouch preferred stock. MediaOne Group paid $62 of the liability in October and an additional $33 in a series of transactions which in effect resulted in a termination of the interest rate swap agreement and the purchase of a new interest rate option with a $1 billion notional amount. The Company paid $17 on October 23, 1998 upon the termination of $200 notional amount of the interest rate option which was designated to protect the Company from an increase in intrest rates on the issuance of $500 of Preferred Securities. As of October 31, 1998, the amount owed by the Company had declined to $79 as a result of the above payments and an increase in interest rates. The Company intends to fund the liability in the fourth quarter of 1998 with a portion of the proceeds generated by the issuance of securities referenced to the AirTouch preferred stock. The Company expects these proceeds to fluctuate in an inverse relationship with the option liability. The Company may alternatively use commercial paper to fund the liability.

Form 10-Q - Part I
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

On November 10, 1998, MediaOne Group purchased an additional 175 million Telewest shares from Southwestern Bell International Holdings at a price of $2.25 per share, or $394. MediaOne Group financed the purchase with commercial paper.

Financing Activities

Dividends. The Company paid dividends on the Communications stock of $519 through the date of the Separation in 1998, and $733 during the nine-month period ended September 30, 1997. MediaOne Group no longer pays dividends on the Communications stock as all Communications stock has been canceled effective June 12, 1998, as a result of the Separation.

Cash from Discontinued Operations. Cash from discontinued operations was $4,953 through the date of the Separation and $630 during the nine month period ended September 30, 1997. Such amounts consisted primarily of fundings to MediaOne Group for common dividends paid to Communications stock shareowners, dividends paid by Dex to MediaOne Group, proceeds from the issuance of Communications stock, and debt fundings and repayments between MediaOne Group and New U S WEST. Also included in the 1998 amounts were the $3.9 billion of debt assumed by New U S WEST in connection with the Dex Alignment, as well as $152 of net costs reimbursed to MediaOne Group as a result of the Separation and the Refinancing. The $3.9 billion payment by New U S WEST was used by MediaOne Group to repay the amount of commercial paper issued in the Refinancing.

Debt Activity. Total debt at September 30, 1998 was $5,204, a decrease of $3,759 compared with December 31, 1997. The decrease in debt outstanding was due primarily to the assumption by New U S WEST of approximately $3.9 billion of indebtedness in connection with the Dex Alignment.

Excluding debt associated with the capital assets segment, MediaOne Group's percentage of debt to total capital at September 30, 1998 was 28.0 percent compared with 41.8 percent at December 31, 1997. Including debt associated with the capital assets segment, Preferred Securities and mandatorily redeemable preferred stock, MediaOne Group's percentage of debt to total capital at September 30, 1998 was 32.6 percent compared with 48.1 percent at December 31, 1997.

During August and September, 1998, MediaOne Group issued approximately $1.686 billion of 6.25 percent Exchangeable Notes for net proceeds of $1.642 billion. See Note 5 - Debt - to the Consolidated Financial
Statements for a detailed discussion.


Form 10-Q - Part I
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

On June 12, 1998, MediaOne Group tendered $4.9 billion notional amount of long term debt. Also on June 12, 1998, MediaOne Group tendered for cash $301 face value of the 7.96 percent Preferred Securities and $237 face value of the 8.25 percent Preferred Securities. The cash redemption amount of $5.5 billion for the long term debt and $570 for the Preferred Securities was financed with floating-rate commercial paper, with a weighted average interest rate of 5.85 percent.

During the third quarter of 1997, MediaOne Group redeemed its zero coupon subordinated notes, which had a recorded value of $268 attributable to the Company. In addition, during the second quarter of 1997, MediaOne of Delaware redeemed a 10-5/8 percent senior subordinated note with a recorded value of $110, including a premium of $10. The Company financed the redemptions with floating-rate commercial paper.

In October, 1998, MediaOne Group issued $500 of 9.04 percent Preferred Securities. The proceeds from the issuance were used to redeem outstanding commercial paper and for general corporate purposes.

Share Repurchase. On August 7, 1998, the Board of Directors of MediaOne Group authorized the repurchase of up to 25 million shares of the Company's common stock. See Note 6 - Shareowners' Equity - to the Consolidated Financial Statements for a detailed discussion.

Other

Debt Guarantees. At December 31, 1997, a subsidiary of MediaOne Group guaranteed debt, non-recourse to MediaOne Group, associated with its international investment, in the principal amount of approximately $600. In June 1998, the international investment refinanced its line of credit and maintained the MediaOne Group subsidiary as guarantor on its debt, non-recourse to MediaOne Group. As of September 30, 1998, the debt guarantee was approximately $990.

Shelf Registrations. Under registration statements filed with the SEC as of November 4, 1998, the Company is permitted to issue up to approximately $400 of new debt securities.


Form 10-Q - Part I
     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Investment in PrimeStar. In the third quarter of 1998, PrimeStar terminated a proposed merger with American Sky Broadcasting, Inc. ("ASkyB") in response to an anti-trust suit by the United States Department of Justice. PrimeStar management is in the process of developing alternative business plans in light of the terminated ASkyB merger. MediaOne Group will evaluate its investment in PrimeStar upon finalization of PrimeStar's business plan. Upon completion of this evaluation, management may conclude that the net realizable value of its investment in PrimeStar is below its carrying value. Management expects to conclude its review in the fourth quarter of 1998. As of September 30, 1998, MediaOne Group held approximately 19.5 million shares of PrimeStar, with a net book value of $158. MediaOne Group also guaranteed letters of credit for PrimeStar totaling approximately $100.

Investments in International Ventures. In the third quarter of 1998, Russia experienced a political and economic crisis which had a significant detrimental impact on the business climate. As a result of the crisis, the Company conducted an evaluation of its investments in Russia which are held by RTDC, a 66.5 percent owned subsidiary. The Company concluded that the investments held by RTDC, although impacted by the crisis, were not impaired at the present time. The future prospects for the Russian economy are unknown. The Company believes that the political or economic climate of Russia may decline further and could result in a change in the assessment of its investments. As of September 30, 1998, the Company had a net investment in RTDC of $13, a net receivable from the venture of $8, and an outstanding guarantee of RTDC debt of $17.

The Company owns a 49 percent interest in a venture which provides cellular telephone service in certain areas of India (the "India Venture"). In the third quarter of 1998, the India Venture made a partial payment on its cellular license payment due to the India government and received a deferment on the unpaid balance until the fourth quarter of 1998. The India Venture will require cash from external sources to fund it operations in the fourth quarter. The India Venture is currently in negotiations with banks regarding interim and long-term financing needs of the business. As of September 30, 1998, the Company had a net investment in the India Venture of a negative $62. The Company has recorded losses in excess of its capital contributions due to outstanding loan guarantees of the India Venture's debt of approximately $120. The Company also has an outstanding receivable from the India Venture of $9.

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

Risk Management

Interest Rate Risk Management. In the third quarter of 1988, MediaOne Group issued 29 million shares of Exchangeable Notes for gross proceeds of $1.686 billion and used a portion of the proceeds to redeem outstanding commercial paper. As of September 30, 1998, the Company had approximately $174 of commercial paper exposed to changes in interest rates. A hypothetical 10 percent change in the weighted average commercial paper rate would result in a $1 decrease in the annual reported earnings of the Company.

As of October 31, 1998, MediaOne Group had an $800 notional 5.039 percent interest rate option. The interest rate option is designated and effective to protect
$1.0 billion of the $1.5 billion AirTouch preferred stock from a decline in value associated with an increase in interest rates. As a result, a hypothetical 25 basis point increase in interest rates from the October 31, 1998 rate of 5.268 percent would have an $18 effect on the combined market value of the AirTouch preferred stock and the interest rate option. Conversely, a hypothetical 25 basis point decrease in interest rates would have an $18 effect.

Equity Risk Management. MediaOne Group eliminated its exposure to a decrease in the market value and limited its participation in an increase in the market value on 29 million shares of the 53 million shares of AirTouch common securities owned through the third quarter issuance of the Exchangeable Notes. See Note 6 - Debt - to the Consolidated Financial Statements. A hypothetical 10 percent decrease in the September 30, 1998 AirTouch common stock price of $57.00 per share would result in a decrease of $338 in the value of the AirTouch common stock partially offset by a decrease in the liability under the Exchangeable Notes of $165. Conversely, a hypothetical 10 percent increase in the September 30, 1998 AirTouch common stock price would result in an increase of $338 in the value of the AirTouch common stock partially offset by an increase in the liability under the Exchangeable Notes of $33.

Commitments and Contingencies

See Note 8 - Commitments and Contingencies - to the Consolidated Financial
             Statements.


Form 10-Q - Part I
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Competitive and Regulatory Environment

In June, 1998, the Federal Communications Commission issued formal rules providing for the retail sale of set-top television boxes designed to integrate digital programming. On January 1, 2005, cable companies will no longer be permitted to sell or lease new integrated boxes to their subscribers. In addition, cable companies must provide subscribers with related security modules that plug into set-top boxes that are purchased from consumer electronics retailers by July 1, 2000. The Company is currently reviewing the impact of this ruling.

Year 2000 Costs

MediaOne Group uses software and related technologies throughout its business that may be affected by the date change in the year 2000. MediaOne Group established a corporate-wide Year 2000 program in 1997, which in relation to other business projects and objectives has been assigned a high priority. The inability of systems to appropriately recognize the year 2000 could result in a disruption of Company operations. More specifically, such a failure could result in material operational impacts on various of the Company's business operations, as identified in more detail in the chart below.

MediaOne Group is progressing through a comprehensive program to evaluate and address the impact of the Year 2000 on its operations. MediaOne Group is utilizing both internal and external resources in implementing the program. The program consists of the following phases:

Phase
(I) Assessment - Structured evaluation, including a detailed inventory outlining the impact that the Year 2000 may have on current operations.
(II) Detailed Plan - Establishment of priorities, development of specific action steps and allocation of resources to address the issues as outlined in Phase I.
(III)Conversion - Implementation of the necessary changes, (i.e., repair, replacement or retirement) as outlined in Phase II.
(IV) Testing - Verification that the conversions implemented in Phase III will be successful in resolving the Year 2000 problem so that all inventory items will function properly, both as individual units and on an integrated basis.
(V) Implementation - The final roll-out of fully tested components into an operational unit.

     MediaOne Group currently has activities underway in each of the five phases. The current stage of activities varies based upon the type of component, system, and/or service at issue.


Form 10-Q - Part I
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

MediaOne Group has identified three primary risk assessment levels for various inventory items relative to the Year 2000 program. These levels are high, medium and low, with high risk items being those that may have such an impact on the business, that if the risk is not appropriately managed and/or mitigated, the occurrence of the risk could have an adverse impact on the operations of the business. Medium risks are those that if they are not appropriately managed and/or mitigated, the occurrence of the risk may cause major difficulties in managing the day-to-day operations of the business, and/or have a significant impact on the ability to deliver acceptable service to customers. Low risks are those that if they are not appropriately managed and/or mitigated, the occurrence of the risk may cause difficulties in managing the business, however should not severely impact service delivery, cash flow, or critical management activities.

MediaOne Group has identified and prioritized four critical business functions across its business operations in order to manage its Year 2000 program. The critical business functions are (i) customer service, which includes service delivery, service disruption, network management and workforce management; (ii) customer care and billing, which includes bill issuance and access to functioning call centers; (iii) cash flow, which includes payment processing, general ledger, accounts payable and accounts receivable; and (iv) employees, health and safety, which includes payroll processing, pension fund issues, and building operations and security.

MediaOne Group has identified two business areas that are subject to Year 2000 disclosures. These are Domestic Cable and Broadband, and Investments in Unconsolidated Subsidiaries.

Domestic Cable and Broadband

The following chart describes the status of the Company's Year 2000 program with respect to Domestic Cable and Broadband operations in the four critical business functions identified above.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

------------------------ ---------------------------------- --------------------- ------------------- ---------------
                                                                                                         Estimated
                                                                                                         Date of
Business Functions            Current Areas of Focus         Operational Impact     Current Status      Completion
------------------------ ---------------------------------- --------------------- ------------------- ---------------

Customer Service         Head End Controller                Inability to          Early Phase III     Q2  1999
                         Digital Transmission               provide video,
                         Equipment                          telephony & data
                         Switches                           service
                         Ad Insertion
                         Network Surveillance

Customer Care & Billing  Subscriber Billings                Loss of revenues      Early Phase III     Q3  1999
                         Ad Sales Billings
                         Call Center Operations
                         Data Communications
                         Desktop Computing

Cash Flow                Financial Systems                  Interruption to       Early Phase III     Q2  1999
                                                            cash receipts &
                                                            disbursements cycle

Employees, Health &      Payroll & Benefit Systems          Loss   of    support  Early Phase III     Q2  1999
  Safety                 Facilities Functions               systems and
                                                            employee disruption
------------------------ ---------------------------------- --------------------- ------------------- ---------------

MediaOne Group has significant relationships and dependencies with regard to systems and technology provided and supported by third party vendors and service providers. As part of its Year 2000 program, MediaOne Group has established a Vendor Compliance Group to obtain formal Year 2000 compliance representation from vendors who provide products and services to MediaOne Group. The scope of this group includes vendors who provide information technologies, network switching and elements, infrastructure, electronic trading partners and other third party suppliers. The Vendor Compliance process is being performed concurrently with the Regional/Business Unit Year 2000 remediation activities. In addition, the MediaOne Group Year 2000 Legal Team has established in parallel a Vendor Contract Analysis Program. Because of the aforementioned reliance placed on third party vendors, MediaOne Group's estimate of costs to be incurred could change substantially should one or more of the vendors be unable to timely deliver Year 2000 compliant products.

Form 10-Q - Part I
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Business continuity teams are being developed for the Year 2000 program which include business contingency and disaster recovery management. The contingency plans for high and medium risk inventory items are being developed as part of the inventory and remediation process and will be in place by the end of 1998. The contingency plans include trigger dates and processes for implementation of any contingency plans where necessary. There can be no assurance that the contingency plans developed by the Company will eliminate all potential for service interruption.

Costs of Year 2000 Issues

MediaOne Group has incurred approximately $11 of costs to implement its Year 2000 compliance program through the third quarter of 1998 and currently expects to incur between $90 to $110 of costs in aggregate, of which $30 to $40 represent capitalized expenditures. The funding of these costs will be managed by the Company through its liquidity and capital resources plan.

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

MediaOne Group influences Year 2000 efforts at TWE through the TWE Board of Representatives. TWE has represented to MediaOne Group, that they continue to be in the conversion phase of their Year 2000 program as of September 30, 1998. MediaOne Group is planning to continue its audit of TWE and its progress relative to their Year 2000 program during 1999, as deemed necessary. MediaOne Group will continue to monitor information provided to the investor community by AirTouch to insure sufficient progress is being made toward remediation of Year 2000 issues and that MediaOne Group's investment value is maintained.


Form 10-Q - Part I
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

(II) International Investments

Internationally, MediaOne Group holds an investment in Telewest, the largest provider of combined cable and broadband communications services in the United Kingdom. MediaOne Group also holds interests in cable and broadband properties in Singapore, the Netherlands, Belgium, the Czech Republic and Japan. Additionally, MediaOne Group holds wireless interests which include a 50 percent joint venture interest in Mercury Personal Communications ("One 2 One"), a provider of PCS services in the United Kingdom. MediaOne Group also owns interests in wireless properties in Hungary, the Czech and Slovak Republics, Russia, India and Poland.

All of the key thirteen international ventures in which MediaOne Group has an investment have completed their initial inventory of systems and related technologies subject to Year 2000 exposure and activities are underway in each of the five phases. The current stage of activities varies within each venture as well as upon the type of component at issue. The ventures have established remediation strategies for approximately 90 percent of the inventory items, while having completed remediation on approximately 60 percent of the high to medium risk related items. Based upon current information provided by the ventures to MediaOne Group, costs of addressing potential problems are not expected to have a material adverse impact on MediaOne Group's financial position.

Risks Associated with Year 2000 Issues

Due to the complexity of the issues presented by the Year 2000 and the proposed solutions, and the interdependence of MediaOne Group on a global list of third party suppliers, it is impossible to assess with any degree of accuracy the impact of a failure in any one aspect or combination of aspects of the Company's Year 2000 program in relation to the Company's critical business function areas. MediaOne Group cannot provide assurance that actual results will not differ from management's estimates due to the complexity of correcting the systems and related technologies surrounding the Year 2000 issue.

Failure by MediaOne Group to complete its Year 2000 project in a timely or complete manner, within its estimate of projected costs, or failure by third parties, such as financial institutions and related networks, software providers, local telephone companies, long distance providers, power providers, etc., to correct their systems, with which MediaOne Group's systems interconnect, could have a material impact on future results of operations and financial position. Other factors which might cause a material difference from management's estimate would include, but not be limited to, the availability and cost of personnel with appropriate skills and abilities to locate and correct all relevant computer code and similar uncertainties, as well as the collateral effects on MediaOne Group of the Year 2000 problem on the economy in general, or on MediaOne Group's business partners and customers in particular. However, MediaOne Group believes that the Year 2000 issue can be mitigated through its planned repair, replacement, or retirement of the relevant systems and related technologies, that are within MediaOne Groups reasonable control.

Form 10-Q - Part I
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Selected Proportionate Data

The following table and discussion is not required by GAAP or intended to replace the Combined Financial Statements prepared in accordance with GAAP. It is presented supplementally because MediaOne Group believes that proportionate financial and operating data facilitate the understanding and assessment of its Combined Financial Statements. The table does not reflect financial data of the capital assets segment, which had net assets of $436 and $419 at September 30, 1998 and December 31, 1997, respectively. The financial information included below departs materially from GAAP because it aggregates the revenues and operating income of entities not controlled by MediaOne Group with those of the consolidated operations of MediaOne Group.

The following results reflect normalizing adjustments for acquisitions, dispositions, other asset transactions and Year 2000 costs.

------------------------------------------------------------------------------------ ------------------------
                                                                    Normalized               Change
                                                            ------------------------ ------------------------
Nine Months Ended September 30,                                    1998        1997           $            %
----------------------------------------------------------- ------------ ----------- ----------- ------------
Proportionate Revenues
Cable and broadband:
     Domestic (1)                                                $4,098      $3,721        $377         10.1
     International                                                  230         188          42         22.3
                                                            ------------ ----------- ----------- ------------
                                                                  4,328       3,909         419         10.7

International wireless                                              792         524         268         51.1
Corporate                                                            15          12           3         25.0
Other (2)                                                            42          44         (2)        (4.5)
                                                            ============ =========== =========== ============
          Total proportionate revenues                           $5,177      $4,489        $688         15.3
=========================================================== ============ =========== =========== ============

Proportionate EBITDA (3)
Cable and broadband:
     Domestic (1)                                                $1,313      $1,186        $127         10.7
     International                                                   10         (6)          16            -
                                                            ------------ ----------- ----------- ------------
                                                                  1,323       1,180         143         12.1

International wireless                                              137          21         116            -
Corporate                                                          (50)        (60)          10         16.7
Other                                                               (2)        (11)           9         81.8
                                                            ------------ ----------- ----------- ------------
     Total proportionate EBITDA                                  $1,408      $1,130        $278         24.6
=========================================================== ============ =========== =========== ============

Form 10-Q - Part I
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except subscribers), continued

Selected Proportionate Data, continued

-------------------------------------------------------------------------------------------------------------
                                                                    Normalized                 Change
                                                             -------------------------------------------------
Nine Months Ended September 30,                                    1998        1997      Amount         %
-----------------------------------------------------------  ------------ ----------- ----------- ------------
(in thousands)

Proportionate Subscribers
Cable and broadband:
     Domestic (1)                                                 7,472       7,305         167          2.3
     International                                                  912         875          37          4.2

International wireless                                            1,424         820         604         73.7
                                                            ------------ ----------- ----------- ------------

     Total proportionate subscribers                              9,808       9,000         808          9.0
=========================================================== ============ =========== =========== ============

     (1) The proportionate results are based on MediaOne Group's 25.51 percent pro rata priority and residual equity interests in reported Time Warner Entertainment Company L.P.("TWE") results. The reported TWE results are prepared in accordance with GAAP and have not been adjusted to report TWE results on a proportionate basis.
     (2) Primarily includes international directories.
     (3) Proportionate EBITDA represents MediaOne Group's equity interest in the entities multiplied by the entity's EBITDA. As such, proportionate EBITDA does not represent cash available to the MediaOne Group.

Proportionate Results of Operations - Nine Months Ended September 30, 1998 Compared with 1997

For the first nine months of 1998, normalized for the one-time effects of acquisitions, dispositions, other asset transactions and Year 2000 costs, proportionate revenues increased $688, or 15.3 percent, and EBITDA increased $278, or 24.6 percent.

Cable and Broadband. During the first nine months of 1998, normalized for the one-time effects of cable system acquisitions and dispositions, and a change in classification of the domestic cable late fee revenues, proportionate revenues increased $377, or 10.1 percent. This is a result of increases in subscribers and revenue per subscriber mainly due to expanded channel offerings, repackaging of services and increased rates. Normalized for the one-time effects of cable system acquisitions and dispositions and Year 2000 costs, proportionate EBITDA increased $127, or 10.7 percent. This increase is primarily a result of higher revenues, partially offset by higher programming fees, increased personnel costs related to customer service initiatives and costs associated with the deployment of high speed data services. Proportionate EBITDA related to TWE operations increased
19.1 percent. TWE's results benefited from improved cable, programming and filmed entertainment operations, and gains realized by asset sales.


Form 10-Q - Part I
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except subscribers), continued

Selected Proportionate Data, continued

During the first nine months of 1998, normalized for asset dispositions and the suspended proportionate reporting of the Malaysian and Indonesian ventures in 1998, international cable and broadband proportionate revenues increased due to customer growth at Telewest. During the same period, normalized proportionate EBITDA increased due to improved operations at Telewest, partially offset by an increase in MediaOne Group international staff costs.

Proportionate international cable subscribers totaled 912,000 at September 30, 1998, a 4.2 percent increase over last year on a comparable basis. Telewest's cable television subscribers increased 11.1 percent over last year on a comparable basis.

International Wireless. During the first nine months of 1998, proportionate revenues and EBITDA for the international wireless operations increased due to the 73.7 percent increase in the international wireless subscriber base to 1,424,000, on a comparable basis. The personal communications services venture in the United Kingdom, One 2 One, and the digital wireless operations in Hungary, Czech Republic, Slovakia, and Poland contributed significantly to the increase. One 2 One added 337,000 proportionate customers, an 83.4 percent increase from a year ago.

Corporate. During the first nine months of 1998, proportionate revenues for corporate operations increased $3, or 25.0 percent, to $15. EBITDA losses decreased $10, or 16.7 percent, to $(50) primarily due to a $30 charge in 1997 for management changes and moving costs related to relocating MediaOne of Delaware's operations from Boston to Denver, partially offset by greater corporate costs.

Other. Other reflects the results of the international directories operations located in Brazil and development activities, which includes development costs for Internet content services. The EBITDA increase of $9 is due primarily to the July 1998 transfer of an Internet content service operation to domestic cable.

Form 10-Q - Part I
Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Reference is made to the information set forth under "Risk Management" beginning on page 38.

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

99.            Unaudited Pro Forma Condensed Combined Statement of Operations of MediaOne Group, Inc.


(b)  Reports on Form 8-K filed during the Third Quarter of 1998

(i)            Form 8-K report dated July 29, 1998,  regarding a Press Release by MediaOne Group,  Inc. with respect to the Company's second quarter earnings.

(ii)           Form 8-K  report  dated  July  30,  1998,  concerning  the  registration  of  Premium  Income
               Exchangeable Securities ("PIES") with the Securities & Exchange Commission.



                                                              SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           /S/   Richard A. Post
                          -------------------------------------------------

November 13, 1998        MediaOne Group, Inc.
                         Richard A. Post
                         Executive Vice President and
                         Chief Financial Officer