Form 10-K
period 1998-12-31
MEDIAONE GROUP INC
filed 1999-03-30
CIK 732718

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

                                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                                       OR

    / /                    TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                        SECURITIES EXCHANGE ACT OF 1934

                               FOR THE TRANSITION PERIOD FROM                 TO

                                    COMMISSION FILE NO. 1-8611

                              MEDIAONE GROUP, INC.

       A DELAWARE         I.R.S. EMPLOYER IDENTIFICATION
      CORPORATION                 NO. 84-0926774

        188 INVERNESS DRIVE WEST, COLORADO 80112
            TELEPHONE NUMBER (303) 858-3000

                           --------------------------

          Securities registered pursuant to Section 12(b) of the Act:

                                                                                     NAME OF EACH EXCHANGE ON
                               TITLE OF EACH CLASS                                       WHICH REGISTERED
---------------------------------------------------------------------------------  -----------------------------
MediaOne Group, Inc. Common Stock                                                  New York Stock Exchange
($0.01 per share, par value)                                                       Pacific Stock Exchange
7.96% Trust Originated Preferred Securities                                        New York Stock Exchange
(Liquidation Amount $25 per Preferred Security)
8.25% Trust Originated Preferred Securities                                        New York Stock Exchange
(Liquidation Amount $25 per Preferred Security)
9.30% Trust Originated Preferred Securities                                        New York Stock Exchange
(Liquidation Amount $25 per Preferred Security)
9.50% Trust Originated Preferred Securities                                        New York Stock Exchange
(Liquidation Amount $25 per Preferred Security)
9.04% Trust Originated Preferred Securities                                        New York Stock Exchange
(Liquidation Amount $25 per Preferred Security)
6-1/4% Exchangeable Notes due August 15, 2001                                      New York Stock Exchange
MediaOne Group, Inc. Series D Convertible Preferred Stock                          New York Stock Exchange
($1.00 per share, par value)

                           --------------------------

          Securities registered pursuant to Section 12(g) of the Act:
                                      None

    At February 26, 1999 603,632,468 shares of MediaOne Group, Inc. common stock were outstanding.

    At February 26, 1999 the aggregate market value of MediaOne Group, Inc. voting stock held by non-affiliates was approximately $32,897,769,506.

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES _X_ NO ____

                      DOCUMENTS INCORPORATED BY REFERENCE.

    Portions of the Registrant's definitive Proxy Statement to be issued in connection with the 1999 Annual Meeting of Shareholders are incorporated by reference into Parts II and III.

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS
                                     PART I

  ITEM                                                                            PAGE
  ----                                                                            ----
    1. Business..................................................................  1
    2. Properties................................................................  5
    3. Legal Proceedings.........................................................  5
    4. Submission of Matters to a Vote of Security Holders.......................  5

                                        PART II

    5. Market for the Registrant's Common Equity and Related Stockholder
        Matters.................................................................   6
    6. Selected Financial Data...................................................  6
    7. Management's Discussion and Analysis of Financial Condition and Results of
        Operations..............................................................   6
   7A. Quantitative and Qualitative Disclosure About Market Risk.................  6
    8. Consolidated Financial Statements and Supplementary Data..................  6
    9. Changes in and Disagreements with Accountants on Accounting and Financial
        Disclosure..............................................................   7

                                        PART III

   10. Directors and Executive Officers of the Registrant........................  7
   11. Executive Compensation....................................................  7
   12. Security Ownership of Certain Beneficial Owners and Management............  7
   13. Certain Relationships and Related Transactions............................  7

                                        PART IV

   14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K..........  7
      Independent Accountants' Report...........................................   7

                                     PART I

ITEM 1. BUSINESS

  GENERAL

    MediaOne Group, Inc. ("MediaOne Group" or the "Company") is incorporated under the laws of the State of Delaware and has its principal executive offices at 188 Inverness Drive West, Englewood, Colorado 80112, telephone number (303) 858-3000. MediaOne Group (NYSE: UMG) is one of the world's largest broadband communications companies, bringing the power of broadband and the Internet to more than seven million customers in the United States, Europe and Asia. The Company also has interests in some of the world's fastest-growing wireless communications businesses, serving more than four million customers outside the United States. For 1998, the businesses now part of MediaOne Group produced $7.1 billion in proportionate revenue. (Financial information concerning MediaOne Group's operations is set forth in the Consolidated Financial Statements and Notes thereto, which begin on page 46.) At December 31, 1998, MediaOne Group and its subsidiaries employed a total of 16,847 people.

    Prior to June 12, 1998, MediaOne Group was known as "U S WEST, Inc." On June 12, 1998, U S WEST, Inc. (the "Old U S WEST") separated its businesses into two independent public companies (the "Separation"). Until the Separation, Old U S WEST conducted its businesses through two groups: U S WEST Media Group and U S WEST Communications Group. Upon the Separation, Old U S WEST was renamed "MediaOne Group, Inc." and retained the multimedia businesses of U S WEST Media Group, except for U S WEST Dex, Inc., the domestic directory business, which became aligned with U S WEST Communications Group. The telecommunications businesses of U S WEST Communications Group, along with the domestic directory business of U S WEST Dex, Inc., became an independent public company and retained the "U S WEST, Inc." name.

    MediaOne Group bases its strategy on the belief that advanced networks will continue to grow in importance to how we live, work and play. Over time, this global phenomenon will result in networks being increasingly critical and delivering ever-increasing value to consumers and, consequently, to our shareholders.

    RECENT DEVELOPMENT

    On March 22, 1999, MediaOne Group announced that it had entered into a merger agreement with Comcast Corporation ("Comcast") whereby MediaOne Group would be merged into Comcast. The merger agreement calls for MediaOne Group common shareholders to receive 1.1 shares of Comcast Class A Special Common Stock for each share of MediaOne Group common stock held. The transaction will be tax-free to MediaOne Group shareholders. Subject to the approval of both shareholder groups and various federal, state and local regulatory bodies, the merger could be completed as early as year-end 1999. While the merger agreement prohibits MediaOne Group from soliciting competing acquisition proposals, MediaOne Group may, subject to compliance with the terms of the merger agreement and payment of a $1.5 billion fee to Comcast, accept a superior proposal that is submitted within 45 days of the date of the merger agreement.

    OPERATIONS

    MediaOne Group is the third largest cable television system operator in the United States. MediaOne Group has operations and investments in two principal areas: (i) domestic broadband communications, and (ii) international broadband and wireless communications. Among its investments, MediaOne Group holds a 25.51% interest in Time Warner Entertainment Company, L.P. ("TWE"), a provider of cable programming, filmed entertainment and broadband communications services that is the second largest cable television system operator in the United States.

    DOMESTIC BROADBAND COMMUNICATIONS--MEDIAONE NETWORKS. As of December 31, 1998, MediaOne Group's domestic cable television systems passed approximately
8.5 million homes and provided service to approximately 5.0 million basic cable subscribers. MediaOne Group's systems include large clusters in Atlanta, Massachusetts, California, Florida, Detroit and Minneapolis/St. Paul. As of December 31, 1998, approximately 97% of MediaOne Group's total basic subscribers were located in clusters with a population greater than 100,000 (after giving effect to announced swaps). MediaOne Group believes that its operating scale in key markets generates significant benefits, including operating efficiencies, and enhances its ability to develop and deploy new broadband technologies and services.

    MediaOne Group's domestic cable services are marketed under the "MediaOne" brand and are operated by its wholly owned subsidiary, MediaOne of Delaware, Inc. ("MediaOne"). MediaOne Group's cable systems offer customers various levels (or "tiers") of cable programming services consisting of broadcast television signals available off-the-air in any locality, televisions signals from so-called "super stations" originating in distant cities (such as WGN), various satellite-delivered non-broadcast channels (such as CNN, MTV, USA Network, ESPN, the Discovery Channel and Nickelodeon), displays of information featuring news, weather, stock and financial market reports and programming originated locally by the systems (such as public, governmental and educational access channels). MediaOne Group's systems also provide premium programming service to their customers for an extra monthly charge. These premium programming services include HBO, Cinemax, Showtime, The Movie Channel, Encore and regional sports networks. Customers generally pay initial connection charges and fixed monthly fees for a tier of programming services and additional fixed monthly fees for premium programming services. MediaOne Group also offers pay-per-view programming of movies and special events for an additional per-program charge.

    MediaOne Group's systems have channel capacity and addressability that are among the highest in the cable industry. MediaOne Group's systems are located primarily in suburban communities adjacent to major metropolitan markets and in mid-sized cities that generally are densely populated and geographically diverse. MediaOne Group believes that the geographic diversity of its system clusters reduces its exposure to economic, competitive or regulatory factors of any particular region.

    MediaOne Group is upgrading its cable systems to create broadband hybrid fiber-coax ("HFC") networks. These HFC networks will provide increased channel capacity for the delivery of additional cable programming and facilitate the delivery of additional services, such as telephony services, enhanced video services, Internet access services and high-speed data services. MediaOne Group is selectively upgrading its systems and expects that it will have approximately 70% of its systems upgraded to 750 MHz by the end of 1999. MediaOne Group has already begun to offer additional services over upgraded HFC networks in certain markets. On June 15, 1998, MediaOne Group entered into a joint venture with Time Warner, Inc. ("TWX"), TWE and Time Warner Entertainment-Advance/Newhouse Partnership ("TWE/AN") to provide high speed data ("HSD") services. The parties to the joint venture contributed certain of their respective HSD assets to the joint venture in exchange for common equity interests. In addition, Microsoft Corporation and Compaq Computer Corporation each contributed approximately $212 million for respective 10% preferred equity interests in the joint venture, which are convertible into common equity interests. Assuming the conversion of the preferred shares and taking into account MediaOne Group's ownership in TWE, MediaOne Group would hold a proportionate diluted common equity interest in the joint venture of 34.6%. MediaOne Group will provide the HSD services under the "Road Runner" brand name.

    DOMESTIC BROADBAND COMMUNICATIONS--TIME WARNER CABLE. MediaOne Group owns a 25.51% priority capital and residual equity interest in TWE. The remaining interests in TWE are owned by TWX. TWE is engaged in the cable programming, filmed entertainment and broadband communications businesses. TWE, through Time Warner Cable, its cable division, is the second-largest cable television system operator in the United States. Time Warner Cable owns or manages cable systems in 34 states. These systems include 33 clusters of more than 100,000 subscribers, including Time Warner Cable of New York City, the largest cluster in the United States. More than 62% of Time Warner Cable's subscribers are located in Florida, New York, North Carolina, Ohio and Texas. As of December 31, 1998, Time Warner Cable owned cable television systems that passed approximately 17.5 million homes and provided service to approximately 10.8 million basic cable subscribers. Of these systems, systems passing approximately 10.1 million homes and providing service to approximately 6.3 million subscribers are owned by Time Warner Entertainment-Advance/Newhouse Partnership ("TWE-A/N"), a partnership in which TWE owns a 64.8% interest, the Advance/Newhouse Partnership ("A/N") owns a 33.3% interest and TWX owns a 1.9% interest. In addition, Time Warner Cable manages cable television systems owned by TWX which, as of December 31, 1998, passed approximately 3.1 million homes and provided service to approximately 1.8 million cable television subscribers. Time Warner Cable's cable services are marketed under the "Time Warner Cable" brand. Time Warner Cable offers cable programming services over its networks similar to those offered by MediaOne Group under the MediaOne brand. Like MediaOne Group, Time Warner Cable is upgrading its cable systems to provide increased channel capacity and to facilitate the delivery of additional services.

    INTERNATIONAL BROADBAND COMMUNICATIONS. MediaOne Group owns interests in various providers of broadband communications services in international markets in continental Europe, the United Kingdom and Asia. As of December 31, 1998, these interests represented approximately 2.6 million proportionate homes passed and 993,000 proportionate subscribers.

    Among its international broadband interests, MediaOne Group holds a 29.9% interest in Telewest Communications plc ("Telewest"), the largest provider of combined cable and telecommunications services in the United Kingdom. Telewest is constructing broadband networks capable of providing a broad range of video, telephony and data services. As of December 31, 1998, Telewest had approximately 999,000 cable subscribers and 1,565,000 telephone lines. MediaOne Group also holds interests in other providers of cable and broadband communications services in international markets, including a 97.1% interest in Cable Plus a.s., a provider of cable and telephony services in the Czech Republic; a 50% interest in A2000 (KTA), a provider of cable and telephony services in the Netherlands; a 25% interest in Telenet, a provider of cable and telephony services over an HFC network in portions of Belgium; a 25% interest in Singapore Cablevision Pte Ltd, a joint venture that is constructing a broadband network in Singapore; and a 25% interest in Titus Communications Corp. ("Titus") and a 19% interest in Chofu Cable Television ("Chofu"), each of which is constructing cable television systems in Japan. TWX also holds a 25% interest in Titus and a 19% interest in Chofu.

    INTERNATIONAL WIRELESS COMMUNICATIONS. MediaOne Group owns interests in various providers of wireless communications services in international markets in continental Europe, the United Kingdom and Asia. As of December 31, 1998, these interests represented 72.8 million proportionate potential customers and approximately 1,734,000 proportionate customers.

    Among its international wireless interests, MediaOne owns a 50% interest in Mercury Personal Communications ("One 2 One"), which provides personal communications services ("PCS") in the United Kingdom under the brand "One 2 One." The remaining 50% of One 2 One is owned by Cable & Wireless plc. One 2 One was the first PCS service in the world to commence operations in 1993. As of December 31, 1998, One 2 One's networks served approximately 1,921,000 customers and provided coverage to approximately 96% of Great Britain's population. MediaOne Group also holds interests in various other providers of wireless communications services in international markets, including a 49% interest in Westel 900 and a 49% interest in Westel Radiotelefon, providers of cellular service in Hungary; 24.5% interests in Eurotel Praha and Eurotel Bratislava, providers of wireless services in portions of the Czech and Slovak Republics; a 22.5% interest in Polska Telefonia Cyfrowa, a provider of Global Systems for Mobile Communications ("GSM") cellular services in Poland; a 49% interest in BPL Cellular Telecommunications, a provider of GSM cellular services in certain regions of India; and a 66.5% interest in the Russian Telecommunications Development Corp., a provider of cellular services in certain cities in Russia.

    REGULATION. The products and services of MediaOne Group are subject to varying degrees of regulation. Under the Telecommunications Act of 1996 (the "Telecommunications Act"), it is anticipated that the regulation of all but basic tier cable and equipment rates will be discontinued effective March 31, 1999. However, as described below, the Company must seek the permission of the Federal Communications Commission ("FCC") to end rate regulation for cable systems covered by MediaOne's social contract. The Telecommunications Act also eliminated certain cross-ownership restrictions among cable operations, broadcasters and multipoint multichannel distribution services ("MMDS") operations and removed barriers to competition with local exchange carriers ("LECs").

    The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") provided for the regulation of rates for certain cable television services and for equipment and installation charges. The FCC was charged with setting the standards for rate regulation, but also approved "social contracts" as an alternative form of regulation. MediaOne's Social Contract was the first approved by the FCC. The Social Contract is a six-year agreement covering most of MediaOne's franchises and settled all of MediaOne's outstanding rate complaints. As part of the Social Contract, MediaOne agreed to, among other things, invest at least $1.7 billion in domestic system rebuilds and upgrades through the year 2000 to expand channel capacity and improve system reliability and picture quality. As of December 31, 1998, the investment commitment had been met; however, the Company must still upgrade all systems covered by the Social Contract to a minimum of 550MHz, with at least half being upgraded to 750 MHz. The Social Contract also provides that, if the laws and regulations applicable to services offered in any MediaOne franchise change in a manner that would have a material favorable financial impact on MediaOne, the Company may petition the FCC to terminate the Social Contract. The sunset of rate regulation for the upper tiers of cable service represents such a change and the FCC may not unreasonably refuse to terminate the rate regulation provision of the Social Contract.

    Cable television systems are also subject to local regulation, typically imposed through the franchising process. Local officials may be involved in the initial franchise selection, franchise service area, construction standards, safety, rate regulation of the lowest tier of service and equipment and installation rates, customer service standards, billing practices, community-related programming and services, franchise renewal and imposition of franchise fees.

    MediaOne Group is also subject to various regulations in the foreign countries in which it has operations. In the United Kingdom, the licensing, construction, operation, sale and acquisition of cable and wireline and wireless communications systems are regulated by various government entities, including the Department of Trade and Industry and the Department of National Heritage.

    In June, 1998, the FCC issued formal rules providing for the retail sale of set-top television boxes which integrate security and non-security functions. On January 1, 2005, cable companies will no longer be permitted to sell or lease new integrated boxes to their subscribers. In addition, cable companies must provide subscribers with related security modules that plug into set-top boxes that are purchased from consumer electronics retailers by July 1, 2000. In February 1999, MediaOne Group partnered with various manufacturers of digital set-top boxes in order to provide an open conditional access system, which would be compliant with domestic OpenCable-TM- specifications.

    COMPETITION. MediaOne Group's cable television systems generally compete for viewer attention and advertising dollars with other providers of video programming, including direct broadcast satellite ("DBS") systems, MMDS systems, local multipoint distribution services systems, satellite master antenna television ("SMATV") systems and other cable companies providing services in areas where MediaOne Group operates. In addition, certain LECs, including RBOCs, are beginning to offer video programming in competition with MediaOne Group's cable services. In the past, federal cross-ownership restrictions have limited entry by LECs into the cable television business. The Telecommunications Act has eliminated many of these barriers, thereby enhancing the ability of LECs to provide video programming in competition with MediaOne Group. The extent of such competition in any franchise area is dependent, in part, upon the quality, variety and price of the programming provided by these services. Many of these competitive services are generally not subject to the same local government regulation that affects cable television. The cable television services offered by MediaOne Group also face competition for viewers and advertising from other communications and entertainment media, including off-air television broadcasting services, movie theaters, video tape rentals and live sporting events. The competition faced by MediaOne Group's cable systems may increase in the future with the development and growth of new technologies.

    As MediaOne Group continues to offer additional services over its HFC networks, MediaOne Group will face additional competition. The high-speed data and telephony services offered by MediaOne Group face competition from other providers, including regional bell operating companies, LECs, inter-exchange carriers ("IXCs"), Internet service providers and other providers of local exchange and on-line services. The degree of competition will be dependent upon the state and federal regulations concerning entry, interconnection requirements and the degree of unbundling of the LECs' networks. Competition will be based upon product, service quality, breadth of services offered and, to a lesser extent, on price.

    MediaOne Group's international broadband and wireless communications businesses also face competition in their respective markets. Telewest's cable television services compete with broadcast television stations, DBS services, SMATV systems and certain narrowband operators in the United Kingdom. Telewest's communications services compete with domestic telephone companies in the United Kingdom, such as British Telecommunications plc. One 2 One competes with three cellular operators in the United Kingdom. Competition is based upon price, geographic coverage and quality of the services offered.

ITEM 2. PROPERTIES.

    MediaOne Group's principal physical assets consist of cable television operating plant and equipment, including signal receiving, encoding and decoding devices, headends and distribution systems and customer house drop equipment for each of its cable television systems. The signal receiving apparatus typically includes a tower, antenna, ancillary electronic equipment and earth stations for reception of satellite signals. Headends, consisting of related electronic equipment necessary for the reception, amplification and modulation of signals, are located near the receiving devices. The physical components of cable television systems require maintenance and periodic upgrading to keep pace with technological changes.

    MediaOne Group owns or leases parcels of real property for signal reception sites (antenna towers and headends), microwave facilities and business offices in each of its market areas and owns most of its service vehicles. MediaOne Group believes that its properties, both owned and leased and taken as a whole, are in good operating condition and are suitable and adequate for MediaOne group's business operations.

ITEM 3. LEGAL PROCEEDINGS.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not applicable.

                   EXECUTIVE OFFICERS OF MEDIAONE GROUP, INC.

    Pursuant to General Instructions G(3), the following information is included as an additional item in Part I:

          NAME                                        POSITION                                 AGE     PRESENT POSITION
------------------------  ----------------------------------------------------------------  ---------  -----------------
A. Gary Ames              Executive Vice President                                             54               1998(1)

Roger A. Christensen      Executive Vice President and Chief Administrative Officer            50               1998

Frank M. Eichler          Executive Vice President--Law & Public Policy,
                          General Counsel and Secretary                                        42               1998

Douglas D. Holmes         Executive Vice President--Strategy and Business Development          38               1998

Charles M. Lillis         President, Chief Executive Officer and Chairman of the Board         57               1998(2)

Janice C. Peters          Executive Vice President                                             47               1998(3)

Richard A. Post           Executive Vice President and Chief Financial Officer                 40               1998

------------------------

(1) Mr. Ames is also President and Chief Executive Officer of MediaOne International, Inc.

(2) In connection with the Separation, Mr. Lillis became the President, Chief Executive Officer and Chairman of MediaOne Group, Inc. Mr. Lillis was previously President and Chief Executive Officer of the U S WEST Media Group.

(3) Ms. Peters is also President and Chief Executive Officer of MediaOne.

    Executive Officers are not elected for a fixed term of office, but serve at the discretion of the Board of Directors.

    With the exception of Ms. Peters, who joined One 2 One in 1996, each of the above executive officers has held a managerial position with Old U S WEST or an affiliate of Old U S WEST since at least 1988.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The information required by this item is included in Note 25, Quarterly Financial Data, on page 99. The US markets for trading in MediaOne Group common stock are the New York Stock Exchange and the Pacific Stock Exchange. As of February 26, 1999, MediaOne Group common stock was held by approximately 543,084 registered shareholders.

ITEM 6. SELECTED FINANCIAL DATA.

    Reference is made to the information set forth on pages 11 through 13.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    Reference is made to the information set forth on pages 14 through 43.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

    Reference is made to the information set forth on pages 31 and 33.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    Reference is made to the information set forth on pages 46 through 99.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information required by this item with respect to executive officers is set forth in Part I, page 6, under the caption "Executive Officers of MediaOne Group, Inc."

    The information required by this item with respect to Directors is included in the MediaOne Group definitive Proxy Statement ("Proxy Statement") under "Election of Directors" and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

    The information required by this item is included in the Proxy Statement under "Election of Directors" and "Executive Compensation" and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information required by this item is included in the Proxy Statement under "Stock Ownership" and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Not applicable.

                                    PART IV

ITEM 14. FINANCIAL STATEMENT SCHEDULES, REPORTS ON FORM 8-K AND EXHIBITS.

(a) Documents filed as part of this report:

 NUMBER                                                                                       PAGE
---------                                                                              ------------------
      (1)  Report of Independent Accountants.........................................          44

      (2)  Consolidated Financial Statements:
           Consolidated Statements of Operations for the years ended December 31,
             1998, 1997 and 1996.....................................................    46 through 47
           Consolidated Balance Sheets as of December 31, 1998 and 1997..............          48
           Consolidated Statements of Cash Flows for the years ended December 31,
             1998, 1997 and 1996.....................................................          49
           Consolidated Statements of Shareowners' Equity for the years ended
             December 31, 1998, 1997 and 1996........................................          50
           Notes to Consolidated Financial Statements................................    51 through 99

      (3)  Unaudited Pro Forma Condensed Combined Statement of Operations and Notes
             for the year ended December 31, 1998....................................   100 through 102

      (4)  Consolidated Financial Statement Schedule II--Valuation and Qualifying
             Accounts................................................................         S-1

Financial statement schedules other than those listed above have been omitted because the required information is contained in the financial statements and notes thereto, or because such schedules are not required or applicable.

(b) Reports on Form 8-K:

        MediaOne Group filed the following reports on Form 8-K during the fourth quarter of 1998:

    (i) Current Report dated October 28, 1998 and filed on November 3, 1998, providing notification of a filing with the Securities & Exchange Commission by MediaOne Finance Trust III (the "Trust"), a wholly-owned subsidiary of MediaOne Group, of $500,000,000 aggregate liquidation amount of its 9.04% Trust Originated Preferred Securities at a public offering price of $25 per preferred security. Proceeds from the sale were invested into $500,000,000 aggregate principal amount of 9.04% Subordinated Deferred Interest Notes due 2038 of MediaOne Group Funding, Inc., the payment of which are guaranteed by MediaOne Group.

    (ii) Current Report dated November 3, 1998 and filed on November 4, 1998, providing notification of a Press Release by MediaOne Group announcing its third quarter earnings results.

   (iii) Current Report dated December 17, 1998 and filed December 17, 1998, providing notification of a conference call scheduled for December 17, 1998 between MediaOne Group and various analysts to discuss the operations and strategy of certain of MediaOne Group's business units as well as certain details regarding its expected performance in 1999.

(c) Exhibits:

Exhibits identified in parentheses below are on file with the Securities and Exchange Commission ("SEC") and are incorporated herein by reference. All other exhibits are provided as part of this electronic submission.

 EXHIBIT
 NUMBER
---------
  (2-A)       --      Form of Separation Agreement between MediaOne Group, Inc. and U S WEST, Inc. (Exhibit 2-A to Form
                      10-K, for the fiscal year ended December 31, 1997, File No. 1-8611).
  (2-B)       --      Form of Employee Matters Agreement between MediaOne Group, Inc. and U S WEST, Inc. (Exhibit 2-B to
                      Form 10-K, for the fiscal year ended December 31, 1997, File No. 1-8611).
  (2-C)       --      Form of Tax Sharing Agreement between MediaOne Group, Inc. and U S WEST, Inc. (Exhibit 2-C to Form
                      10-K, for the fiscal year ended December 31, 1997, File No. 1-8611).
  (3-A)       --      Form of Restated Certificate of Incorporation of MediaOne Group, Inc. (Annex A-2 to definitive proxy statement on Schedule 14A dated April 20, 1998, File No. 1-8611).
  (3-B)       --      Form of Amended and Restated Bylaws of MediaOne Group, Inc. (Exhibit 3(ii) to Current Report on Form
                      8-K dated June 24, 1998, File No. 1-8611).
  (4-A)       --      Form of Amended and Restated Rights Agreement between MediaOne Group, Inc. and its Rights Agent
                      (Exhibit 1 to Form 8-A filed on February 11, 1999 and Exhibit 4 to Current Report filed on Form 8-K dated February 9, 1999 and filed on February 11, 1999, File No. 1-8611).
  (4-B)       --      No instrument which defines the rights of holders of long and intermediate term debt of MediaOne
                      Group, Inc. and all of its subsidiaries is filed herewith pursuant to Regulation S-K, Item
                      601(b)(4)(iii)(A). Pursuant to this regulation, the Registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.
  10-A        --      MediaOne Group, Inc. Executive Short-Term Incentive Plan.
  10-B        --      Amended MediaOne Group 1994 Stock Plan.
  10-C        --      MediaOne Group Executive Life Insurance Plan.
  10-D        --      MediaOne Group Executive Disability Plan.
  10-E        --      MediaOne Group Non-Qualified Pension Plan.
  10-F        --      MediaOne Group Mid-Career Pension Plan.
  10-G        --      MediaOne Group Deferred Compensation Plan.
  10-H        --      MediaOne Group Executive Financial Counseling Plan.

 EXHIBIT
 NUMBER
---------
  10-I        --      Form of Executive Non-Qualified Stock Option Agreement.
  10-J        --      Form of LTIP Option Agreement.
  10-K        --      Form of Executive Restricted Stock Agreement.
  10-L        --      Form of Executive Retention Agreement (Restricted Stock Only).
  10-M        --      Form of Executive Retention Agreement (Restricted Stock and Options).
 (10-N)       --      Admission Agreement dated as of May 16, 1993 between Time Warner Entertainment Company, L.P. and U S
                      WEST, Inc. (Exhibit 10 to Current Report on Form 8-K dated May 24, 1993 (File No. 1-8611).
 (10-O)       --      Form of Executive Change of Control Agreement (Exhibit 10g to Form 10-Q for fiscal quarter ended June
                      30, 1998, File No. 1-8611).
 (10-P)       --      Form of Change of Control Agreement for Chief Executive Officer (Exhibit 10e to Form 10-Q for fiscal quarter ended June 30, 1998, File No. 1-8611).
 (10-Q)       --      Form of Business Unit Change of Control Agreement (Exhibit 10f to Form 10-Q for fiscal quarter ended
                      June 30, 1998, File No. 1-8611).
 (10-R)       --      Form of Executive Severance Agreement (Exhibit 10ab to Form 10-K for fiscal year ended December 31,
                      1995, File No. 1-8611).
   12         --      Computation of Ratio of Earnings to Fixed Charges of MediaOne Group, Inc.
   21         --      Subsidiaries of MediaOne Group, Inc.
   23         --      Consent of Independent Accountants.
   24         --      Powers of Attorney.
   27         --      Financial Data Schedule.
   99         --      Annual Report on Form 11-K for the MediaOne Savings Plan/ESOP for the year ended December 31, 1998, to be filed by amendment.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Englewood, State of Colorado, on March 30, 1999.

                                MediaOne Group, Inc.

                                By:             /s/ RICHARD A. POST
                                     -----------------------------------------
                                                  Richard A. Post
                                         EXECUTIVE VICE PRESIDENT AND CHIEF
                                                 FINANCIAL OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

PRINCIPAL EXECUTIVE OFFICER

/s/ Charles M. Lillis*          Chairman of the Board,
                                  President and Chief
                                  Executive Officer

PRINCIPAL FINANCIAL OFFICER:

/s/ Richard A. Post             Executive Vice President and
                                  Chief Financial Officer

DIRECTORS:

/s/ Kathleen A. Cote*

/s/ Robert L. Crandall*

/s/ Grant A. Dove*

/s/ Allan D. Gilmour*

/s/ Pierson M. Grieve*

/s/ Charles M. Lillis*

/s/ Charles P. Russ, III*

/s/ Louis A. Simpson*

/s/ John "Jack" Slevin*

/s/ Daniel W. Yohannes*

*By:     /s/ RICHARD A. POST
      -------------------------
           Richard A. Post
         (FOR HIMSELF AND AS
          ATTORNEY-IN-FACT)

Dated March 30, 1999

                              MEDIAONE GROUP, INC.
                              FINANCIAL HIGHLIGHTS

                                                                        YEAR ENDED DECEMBER 31,
                                                         -----------------------------------------------------
                                                           1998       1997       1996       1995       1994
                                                         ---------  ---------  ---------  ---------  ---------
                                                            DOLLARS IN MILLIONS (EXCEPT PER SHARE AMOUNTS)
FINANCIAL DATA:(1)
Sales and other revenues(2)............................  $   2,882  $   3,847  $   1,837  $   1,330  $     925
Income (loss) from continuing operations(3)............      1,430       (827)      (357)      (102)        23
Income from discontinued operations(1).................     25,208      1,524      1,535      1,423      1,403
Net income(4)..........................................     26,305        697      1,178      1,317      1,426

Total assets...........................................  $  28,192  $  26,783  $  27,727  $  11,847  $  10,331
Total debt(5)..........................................      5,422      8,963      8,806      2,073      1,791
Preferred stock subject to mandatory redemption,
  Preferred Securities and other(6)....................      2,260      1,180      1,131        651         51

Shareowners' equity....................................     12,789     11,324     11,549      7,948      7,382

OTHER DATA:
EBITDA(7)..............................................  $     943  $   1,287  $     430  $     294  $     115
Domestic statistics (in thousands):
  Cable subscribers....................................      4,965      4,910      4,866        490        459
  Homes passed.........................................      8,512      8,373      8,294        848        814
  High speed data subscribers..........................         84         21     --         --         --
  Residential telephone lines..........................         13     --         --         --         --
Percentage of debt to total capital(5, 6)..............       26.5%      41.8%      41.0%      19.4%      19.4%
Capital expenditures(5)................................  $   1,726  $   1,502  $     643  $     370  $     308
Employees..............................................     16,847     16,351     17,809      6,495      6,259

PROPORTIONATE OTHER DATA:(8)
Proportionate EBITDA(7, 8).............................  $   1,878  $   1,620  $     659  $     497  $     328
Domestic statistics (in thousands):
  Cable subscribers....................................      7,719      7,524      7,562      2,908      2,372
  Homes passed.........................................     12,964     12,313     12,191      4,551      3,952
  High speed data subscribers..........................        110         28     --         --         --
  Residential telephone lines..........................         13     --         --         --         --
International statistics (in thousands):
  Cable subscribers....................................        993        899      1,151        617        226
  Homes passed.........................................      2,581      2,030      2,450      1,172        576
  Telephone lines......................................        487        403        303        141         69
  Wireless customers...................................      1,734      1,018        509        308        169
  POP's................................................     72,754     76,927     77,320     44,300     38,300

MEDIAONE GROUP STOCK INFORMATION:(1, 3, 9)
Basic earnings (loss) per common share from:
  Continuing operations................................  $    2.18  $   (1.45) $   (0.74) $   (0.22)
  Discontinued operations..............................      40.51       0.57       0.58       0.52

Diluted earnings (loss) per common share from:
  Continuing operations................................       2.10      (1.45)     (0.74)     (0.22)
  Discontinued operations..............................      37.70       0.57       0.58       0.52

Average common shares outstanding (thousands):
  Basic common shares..................................    607,648    606,749    491,924    470,549
  Diluted common shares................................    652,955    606,749    491,924    470,549
Number of common shareowners of record.................    551,991    648,077    705,341    770,346

------------------------

(1) On June 12, 1998, U S WEST, Inc. ("Old U S WEST") separated its businesses into two independent public companies (the "Separation"). Prior to the Separation, Old U S WEST conducted its businesses through two groups: U S WEST Media Group ("Media Group") and U S WEST Communications Group ("Communications Group"). Upon Separation, Old U S WEST was renamed MediaOne Group, Inc. ("MediaOne Group" or the "Company") and retained the businesses of Media Group, except for U S WEST Dex, Inc. ("Dex"), the domestic directory business. The telecommunications businesses of Communications Group became an independent public company and retained the "U S WEST, Inc." name ("New U S WEST"). In addition, Dex was aligned with New U S WEST. MediaOne Group has accounted for the distribution to shareowners of New U S WEST as a discontinuance of the businesses comprising New U S WEST. 1998 income from discontinued operations includes a gain on Separation of $24,461 ($40.25 per share of MediaOne Group Stock). See Note 24--Discontinued Operations--to the Consolidated Financial Statements.

(2) 1998, 1997 and 1996 sales and other revenues include $2,191, $2,070 and $252, respectively, related to Continental Cablevision, Inc. ("Continental") which was acquired by MediaOne Group on November 15, 1996 (the "Continental Acquisition"). In addition, 1998, 1997, 1996, 1995 and 1994 sales and other revenues include $361, $1,428, $1,183, $941 and $781, respectively, related to the domestic wireless operations which were sold on April 6, 1998.

(3) 1998 income from continuing operations includes a net gain of $2,257 ($3.71 per share of MediaOne Group Stock) on the sale of the domestic wireless businesses, net gains of $44 ($0.08 per share of MediaOne Group Stock) on the sales of various domestic investments, net income of $20 ($0.04 per share of MediaOne Group Stock) related to the domestic wireless businesses, net loss from operations of $384 ($0.63 per share of MediaOne Group Stock) related to Continental, and a net loss of $100 ($0.16 per share of MediaOne Group Stock) related to the PrimeStar investment. 1997 income from continuing operations includes net gains of $249 ($0.41 per share of MediaOne Group Stock) on the sales of various domestic and international investments, net income of $83 ($0.13 per share of MediaOne Group Stock) related to the domestic wireless businesses and net loss from operations of $356 ($0.59 per share of MediaOne Group Stock) related to Continental. 1996 income from continuing operations includes net income of $96 ($0.19 per share of MediaOne Group Stock) related to the domestic wireless businesses, net loss from operations of $71 ($0.15 per share of MediaOne Group Stock) related to Continental and a charge of $19 ($0.04 per share of MediaOne Group Stock) related to the sale of MediaOne Group's cable television interests in Norway, Sweden and Hungary. 1995 income from continuing operations includes a gain of $95 ($0.20 per share of MediaOne Group Stock) from the merger of Telewest Communications plc ("Telewest") with SBC CableComms (UK), net income of $58 ($0.12 per share of MediaOne Group Stock) related to the domestic wireless businesses and costs of $9 ($0.02 per share of MediaOne Group Stock) associated with the Recapitalization Plan discussed in footnote 9 below. 1994 income from continuing operations includes a gain of $105 ($0.23 per share) on the partial sale of MediaOne Group's joint venture interest in Telewest, a gain of $41 ($0.09 per share) on the sale of MediaOne Group's paging operations and net income of $33 ($0.07 per share) related to the domestic wireless businesses.

(4) 1998 net income was reduced by an extraordinary item of $333 ($0.55 per share of MediaOne Group Stock) for the early extinguishment of debt in conjunction with the Separation. 1995 net income was reduced by an extraordinary item of $4 ($0.01 per share of MediaOne Group Stock) for the early extinguishment of debt.

(5) Debt at December 31, 1998, 1997 and 1996 includes debt related to the Continental Acquisition. Debt and the percentage of debt to total capital for years prior to 1998 exclude the capital assets segment which had been discontinued and held for sale, and the discontinued operations of New U S WEST which were distributed to shareowners effective June 12, 1998. Percentage of debt to total capital includes Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely Company-guaranteed debentures ("Preferred Securities"), preferred stock subject to mandatory redemption and the minority interest in Centaur Funding Corporation ("Centaur"), as a component of total capital. Including Preferred Securities, preferred stock subject to mandatory redemption, the minority interest in Centaur and debt related to the capital assets segment as components of debt, MediaOne Group's percentage of debt to total capital would have been 37.5%, 48.1%, 47.4%, 30.7% and 29.7% at December 31, 1998,
    1997, 1996, 1995 and 1994, respectively. Capital expenditures exclude the capital assets segment and the discontinued operations of New U S WEST.

(6) Includes Preferred Securities of $1,061 at December 31, 1998, and $1,080 at December 31, 1997 and 1996, and $600 at December 31, 1995; preferred stock subject to mandatory redemption of $100 at December 31, 1998 and 1997, and $51 at December 31, 1996, 1995 and 1994; and minority interest in Centaur of $1,099 at December 31, 1998.

(7) MediaOne Group considers earnings before interest, taxes, depreciation, amortization and other ("EBITDA") an important indicator of the operational strength and performance of its businesses. EBITDA, however, should not be considered an alternative to operating or net income as an indicator of the performance of MediaOne Group's businesses, or as an alternative to cash flows from operating activities as a measure of liquidity, in each case determined in accordance with generally accepted accounting principles ("GAAP").

(8) Proportionate results represent the relative weight of the Company's ownership in each of its respective domestic and international equity ventures, combined with its consolidated results. Proportionate information is not intended to replace financial and operating data prepared in accordance with GAAP since proportionate results depart materially from GAAP. However, MediaOne Group believes that proportionate financial and operating data facilitate the understanding and assessment of its results. Proportionate EBITDA excludes domestic wireless EBITDA of $114, $398, $307, $226 and $161 for 1998, 1997, 1996, 1995 and 1994, respectively.

(9) Effective with the Separation on June 12, 1998, each outstanding common share of Media Group stock remains outstanding and represents one share of MediaOne Group common stock ("MediaOne Group Stock"). In addition, all shares of Communications Group stock were canceled. See Note 17-- Earnings Per Share--to the Consolidated Financial Statements--for a discussion of Communications Group stock earnings per share. The average common shares of MediaOne Group Stock outstanding for the year ended December 31, 1996 include 150,615,000 shares issued in connection with the Continental Acquisition. Effective November 1, 1995, each share of common stock of Old U S WEST was converted into one share each of Communications Group stock and Media Group stock (the "Recapitalization Plan"). Earnings per common share and dividends per common share for 1995 have been presented on a pro forma basis to reflect the two classes of stock as if they had been outstanding since January 1, 1995.

                              MEDIAONE GROUP, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

    Some of the information presented in or in connection with this report constitutes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors that could cause actual results to differ from expectations include: (i) greater than anticipated competition from new entrants into the cable and wireless communications markets, (ii) changes in demand for the Company's products and services, (iii) regulatory changes affecting the cable and telecommunications industries, (iv) a change in economic conditions in the various markets served by MediaOne Group's operations, including international markets, that could adversely affect the level of demand for cable, wireless or other services offered by the Company, (v) greater than anticipated competitive activity requiring new pricing for services, (vi) higher than anticipated start-up costs associated with new business opportunities, (vii) higher than anticipated employee levels, capital expenditures, and operating expenses (such as costs associated with Year 2000 remediation), (viii) consumer acceptance of broadband services, including telephony and data services, and wireless services, (ix) increases in fraudulent activity with respect to broadband and wireless services, or (x) delays in the development of anticipated technologies, or the failure of such technologies to perform according to expectations.

    On March 22, 1999, MediaOne Group announced that it had entered into a merger agreement with Comcast Corporation ("Comcast") whereby MediaOne Group would be merged into Comcast. The merger agreement calls for MediaOne Group common shareowners to receive 1.1 shares of Comcast Class A Special Common Stock for each share of MediaOne Group common stock held. The transaction will be tax-free to MediaOne Group shareowners. Subject to the approval of both shareowner groups, and various federal, state and local regulatory bodies, the merger could be completed as early as year-end 1999. While the merger agreement prohibits MediaOne Group from soliciting competing acquisition proposals, MediaOne Group may, subject to compliance with the terms of the merger agreement and payment of a $1.5 billion fee to Comcast, accept a superior proposal that is submitted within 45 days of the date of the merger agreement.

THE SEPARATION

    Prior to June 12, 1998, MediaOne Group, Inc. ("MediaOne Group" or the "Company") was known as "U S WEST, Inc." ("Old U S WEST"). On June 12, 1998, Old U S WEST separated its businesses into two independent public companies (the "Separation"). Until the Separation, Old U S WEST conducted its businesses through two groups: U S WEST Media Group (the "Media Group") and U S WEST Communications Group (the "Communications Group"). The performance of Media Group was reflected by the U S WEST Media Group Common Stock (the "Media Stock") and the performance of the Communications Group was reflected by the U S WEST Communications Group Common Stock (the "Communications Stock"). Upon Separation, Old U S WEST was renamed "MediaOne Group, Inc." and retained the multimedia businesses of Media Group, except for U S WEST Dex, Inc. ("Dex"), the domestic directory business. The telecommunications businesses of the Communications Group became an independent public company and retained the "U S WEST, Inc." name ("New U S WEST"). In addition, Dex was aligned with New U S WEST (the "Dex Alignment"). Each outstanding share of Media Stock remains outstanding and represents one share of MediaOne Group Common Stock ("MediaOne Group Stock"). All issued and outstanding shares of Communications Stock were redeemed for shares of New U S WEST, and all Communications Stock held as treasury stock by Old U S WEST was canceled.

    The Company accounted for the distribution of New U S WEST stock to the Communications Group stockholders, and to the Media Group stockholders for the Dex Alignment, as a discontinuance of the businesses comprising New U S WEST. Because the distribution was non pro-rata, as compared with the businesses previously attributed to Old U S WEST's two classes of stock, the distribution was accounted for at fair value and resulted in a gain of $24,461, or $40.25 basic earnings per MediaOne Group share, net of $114 of Separation costs (net of tax benefits of $37).

    In connection with the Dex Alignment, (i) each holder of Media Stock received as a dividend .02731 shares of New U S WEST common stock for each share of Media Stock held (the "Dex Dividend"), and (ii) $3.9 billion of Old U S WEST debt was refinanced by New U S WEST.

    In conjunction with the Separation, MediaOne Group refinanced substantially all of the indebtedness issued or guaranteed by Old U S WEST through a combination of tender offers, prepayments and consent solicitations (the "Refinancing"). Long-term debt outstanding of $4.9 billion was redeemed, resulting in an extraordinary loss of $333, net of tax benefits of $209, or $0.55 basic loss per MediaOne Group share. The loss was the result of refinancing costs, including the difference between the market and face value of the debt redeemed and a charge for unamortized debt issuance costs. MediaOne Group financed the redemption with short-term commercial paper at a weighted average interest rate of 5.85 percent. In addition, in accordance with the terms of a separation agreement between MediaOne Group and New U S WEST (the "Separation Agreement"), New U S WEST funded to MediaOne Group $3.9 billion related to the Dex Alignment. Such funds were used to repay a portion of the commercial paper issued in connection with the Refinancing.

BUSINESS DESCRIPTION

    MediaOne Group has operations and investments in two principal areas: (i) domestic broadband communications, and (ii) international broadband and wireless communications. On April 6, 1998, MediaOne Group sold its domestic wireless businesses to AirTouch Communications, Inc. ("AirTouch") in a tax-efficient transaction (the "AirTouch Transaction"). This included MediaOne Group's 2.6 million domestic cellular communication customers, as well as its 25 percent interest in PrimeCo Personal Communications, L.P. ("PrimeCo"). See Note 4--Domestic Acquisitions and Dispositions--to the Consolidated Financial Statements.

    DOMESTIC BROADBAND COMMUNICATIONS. The Company is the third largest cable operator in the United States serving approximately 5.0 million cable customers and passing 8.5 million homes. MediaOne Group's cable systems include large clusters in Atlanta, Massachusetts, California, Florida, Detroit and Minneapolis/St. Paul. The cable systems offer customers various levels of cable programming services, including premium programming services such as HBO, Cinemax, Showtime, The Movie Channel and Encore, as well as pay-per-view movies and special events. The domestic cable and broadband operations of the Company are managed by MediaOne of Delaware, Inc. ("MediaOne"), a subsidiary of MediaOne Group.

    In addition to its cable operations, the Company also holds significant domestic cable and broadband investments including an investment in Time Warner Entertainment Company L.P. ("TWE" or "Time Warner Entertainment"), the second largest provider of cable television services in the United States, and interests in programming that include E! Entertainment Television and New England Cable News. MediaOne Group also holds an equity investment in a joint venture called "ServiceCo, LLC" (the "HSD Joint Venture"). Such venture was formed on June 15, 1998, with Time Warner, Inc., ("Time Warner"), TWE and Time Warner Entertainment-Advance/Newhouse Partnership ("TWE/AN") to provide high speed data ("HSD") services. The parties to the joint venture contributed certain of their respective HSD assets into the HSD Joint Venture in exchange for common equity interests. In addition, Microsoft Corporation and Compaq Computer Corporation each contributed $212.5 for a respective 10 percent preferred equity investment in the HSD Joint Venture, convertible into a combined 20 percent common equity interest in the HSD Joint Venture. Assuming the conversion of the preferred shares and taking into account MediaOne Group's ownership in TWE, MediaOne Group would hold a proportionate diluted common equity interest in the HSD Joint Venture of approximately 34.6 percent. MediaOne Group will provide HSD services under the "Road Runner" brand name. See Note 4--Domestic Acquisitions and Dispositions--to the Consolidated Financial Statements.

    INTERNATIONAL BROADBAND COMMUNICATIONS. Internationally, the Company holds an investment in Telewest Communications plc ("Telewest"), a provider of cable television, telecommunications and Internet services to business and residential customers in the United Kingdom. As a result of a rights offering to its existing shareholders, including MediaOne Group, and the Company's partial acquisition of a third party's ownership in Telewest, MediaOne Group now holds a
29.9 percent interest in Telewest. See Note 7--Net Investment in International Ventures--to the Consolidated Financial Statements. The Company also holds interests in cable and broadband properties in the Netherlands, Belgium, the Czech Republic, Japan and Singapore.

    INTERNATIONAL WIRELESS COMMUNICATIONS. MediaOne Group holds a 50 percent joint venture interest in Mercury Personal Communications ("One 2 One"), a provider of personal communications services ("PCS") in the United Kingdom, in addition to interests in various wireless properties in Hungary, the Czech and Slovak Republics, Poland, Russia and India.

    The following discussion is based on MediaOne Group's Consolidated Financial Statements prepared in accordance with generally accepted accounting principles ("GAAP").

RESULTS OF OPERATIONS--CONTINUING OPERATIONS--1998 COMPARED WITH 1997

                                                                                          CHANGE
                                                                                   --------------------
INCOME (LOSS) FROM CONTINUING OPERATIONS:                      1998       1997         $          %
                                                             ---------  ---------  ---------  ---------
Income (loss) from continuing operations...................  $   1,430  $    (827) $   2,257     --
Adjustments to reported income (loss) from continuing
  operations:
  Domestic wireless operations.............................        (20)       (83)        63      (75.9)
  Gain on sale of domestic wireless investment.............     (2,257)    --         (2,257)    --
  Gains on sales of investments............................        (44)      (249)       205      (82.3)
  Loss on PrimeStar investment.............................        100     --            100     --
                                                             ---------  ---------  ---------  ---------
Normalized loss from continuing operations.................  $    (791) $  (1,159) $     368      (31.8)
                                                             ---------  ---------  ---------  ---------
                                                             ---------  ---------  ---------  ---------

                                                                                             CHANGE
BASIC EARNINGS (LOSS) PER SHARE FROM CONTINUING OPERATIONS                            --------------------
AVAILABLE FOR MEDIAONE GROUP COMMON STOCK:                        1998       1997         $          %
                                                                ---------  ---------  ---------  ---------
Earnings (loss) from continuing operations available for
  common stock................................................  $    2.18  $   (1.45) $    3.63     --
Adjustments to reported earnings (loss) from continuing
  operations:
  Domestic wireless operations................................      (0.04)     (0.13)      0.09      (69.2)
  Gain on sale of domestic wireless investment................      (3.71)    --          (3.71)    --
  Gains on sales of investments...............................      (0.08)     (0.41)      0.33      (80.5)
  Loss on PrimeStar investment................................       0.16     --           0.16     --
  Loss on redemption of Preferred Securities..................       0.09     --           0.09     --
                                                                ---------  ---------  ---------  ---------
Normalized loss from continuing operations available for
  common stock................................................  $   (1.40) $   (1.99) $    0.59      (29.6)
                                                                ---------  ---------  ---------  ---------
                                                                ---------  ---------  ---------  ---------

    The decrease in normalized loss from continuing operations was primarily a result of decreased equity losses generated by unconsolidated international ventures and decreased interest expense due to lower debt levels at MediaOne Group. The table above normalizes for significant one-time items that aid in the comparability of the Company's performance year over year. Routine acquisitions and dispositions are normalized within the discussions of revenues and operating income which follow.

SALES AND OTHER REVENUES

                                                                                                           CHANGE
                                                                                                    --------------------
                                                                                1998       1997         $          %
                                                                              ---------  ---------  ---------  ---------
Cable and broadband:
  Domestic..................................................................  $   2,467  $   2,323  $     144        6.2
  International.............................................................         24         18          6       33.3
                                                                              ---------  ---------  ---------  ---------
                                                                                  2,491      2,341        150        6.4

Corporate...................................................................         28         29         (1)      (3.4)
Other(1)....................................................................          2         49        (47)     (95.9)
                                                                              ---------  ---------  ---------  ---------
  Current operations........................................................      2,521      2,419        102        4.2

Domestic wireless(2)........................................................        361      1,428     (1,067)     (74.7)
                                                                              ---------  ---------  ---------  ---------
Total.......................................................................  $   2,882  $   3,847  $    (965)     (25.1)
                                                                              ---------  ---------  ---------  ---------
                                                                              ---------  ---------  ---------  ---------

------------------------

(1) Primarily includes wholly-owned international directories which were sold in the latter part of 1997.

(2) The domestic wireless businesses were sold to AirTouch effective 4/6/98.

    MediaOne Group sales and other revenues decreased during 1998 primarily as a result of the sales of the domestic wireless businesses in April, 1998, and the wholly-owned international directories businesses during the latter part of 1997. Normalized for acquisitions and dispositions, total revenues increased
10.7 percent during 1998, due primarily to increases from the domestic cable and broadband operations.

CABLE AND BROADBAND--DOMESTIC

                                                                                                             CHANGE
                                                                                                      --------------------
REVENUES                                                                          1998       1997         $          %
                                                                                ---------  ---------  ---------  ---------
  Basic Cable.................................................................  $   1,704  $   1,531  $     173       11.3
  Premium.....................................................................        322        326         (4)      (1.2)
  Pay-per-view................................................................         52         55         (3)      (5.5)
  Advertising.................................................................        157        129         28       21.7
  Equipment & Installation....................................................        176        153         23       15.0
  Other.......................................................................        (28)    --            (28)    --
                                                                                ---------  ---------  ---------  ---------
Video.........................................................................      2,383      2,194        189        8.6
New Products..................................................................         50         20         30     --
PrimeStar.....................................................................         34        109        (75)     (68.8)
                                                                                ---------  ---------  ---------  ---------
  Total revenues..............................................................  $   2,467  $   2,323  $     144        6.2
                                                                                ---------  ---------  ---------  ---------
                                                                                ---------  ---------  ---------  ---------

    Domestic cable and broadband revenues increased during 1998 due primarily to increased video revenues, partially offset by the lack of PrimeStar direct broadcast services ("DBS") revenues in the last three quarters of 1998. Normalized for the one-time effects of cable system acquisitions and dispositions, a change in classification of late fee revenues, and the discontinuance of PrimeStar DBS revenues, total domestic cable and broadband revenues increased 10.6 percent during 1998.

    BASIC CABLE. Basic cable services revenues increased during 1998 due primarily to a 9.5 percent increase in revenue per average cable subscriber and increased basic subscribers. At December 31, 1998, basic cable subscribers were 4,965,000, an increase of 1.0 percent compared with the same period in 1997, normalized for the effects of cable system acquisitions and dispositions. The increase in revenue per subscriber is the result of expanded channel offerings, repackaging of services and increased rates.

    PREMIUM. Premium service revenues decreased during 1998 due primarily to discounting of premium service packages, movements of certain premium service packages to basic, and a migration of customers to lower priced premium service packages. In an effort to improve premium service revenues, the Company repackaged its premium services and launched "NexTV" in September 1998, a packaging program which clusters related premium channels. At December 31, 1998, premium units were 4,176,000, an increase of 3.6 percent compared with the same period in 1997, normalized for the effects of cable system acquisitions and dispositions.

    PAY-PER-VIEW. Pay-per-view revenues decreased during 1998 due to a lack of major sporting events in 1998 as compared with 1997. The decline was slightly offset by increased revenues on movies.

    ADVERTISING. Advertising revenues increased during 1998 as a result of expanded channel capacity, growth in local and national advertising sales, and increased rates.

    EQUIPMENT AND INSTALLATION. Equipment and installation revenues increased in 1998 due primarily to subscribers upgrading converter boxes.

    OTHER. Other revenues include franchise fee payments, revenues received for guides and miscellaneous revenues. The decrease in other revenues during 1998 is due primarily to the classification of late fee revenues in 1998; late fee revenues were reflected in "other revenues" during 1997, whereas in 1998 these revenues are classified as an offset to "selling, general and administrative expenses."

    VIDEO. Video revenue per average cable subscriber was $40.33 per month for the year-ended December 31, 1998, an increase of 6.8 percent, compared with $37.76 for the same period in 1997. Adjusted for the one-time effects of cable system acquisitions and dispositions and a change in classification of late fee revenues, video revenue per average cable subscriber increased 7.8 percent during 1998. Video revenue per average cable subscriber has increased as a result of expanded channel offerings, repackaging of services and increased rates.

    Video revenues increased 9.4 percent during 1998, normalized for the one-time effects of cable system acquisitions and dispositions, and for the change in classification of late fee revenues.

    NEW PRODUCTS. New products revenues increased during 1998 due primarily to the launch and customer growth of HSD Internet access services in new markets, and growth in business dedicated telephony services.

    At December 31, 1998, MediaOne Group had approximately 84,000 HSD customers compared with 21,000 HSD customers for the same period in 1997, and was available to over 3 million market-ready HSD homes. Market-ready homes are those potential customers which are connected to the broadband network and which could be provided and billed for service. HSD Internet access services are available in 11 metro areas in the following states: California, Florida, Georgia, Illinois, Massachusetts, Michigan, Minnesota, New Hampshire and Ohio.

    On June 15, 1998, MediaOne Group formed the HSD Joint Venture with Time Warner, TWE and TWE/AN to deliver HSD services. The HSD Joint Venture is responsible for maintaining connections to the Internet, providing technical customer support and developing national content. The parties to the joint venture operate their respective HSD businesses and are responsible for their respective customers' billing and customer service issues. Accordingly, MediaOne Group continues to reflect HSD services revenues in its consolidated results, as well as a service fee payable to the HSD Joint Venture for services provided. MediaOne Group will provide HSD services under the "Road Runner" brand name.

    During 1998 MediaOne Group began offering residential telephony services to six metro areas within the states of California, Florida, Georgia, Massachusetts, and Virginia. As of December 31, 1998, residential telephony services were available to approximately 530,000 market-ready homes.

    During November 1998, MediaOne Group entered into a definitive agreement with Hyperion Communications to sell the Company's investments in Continental Fiber Technologies, Inc. and Alternet of Virginia, Inc., providers of business telephony services in Jacksonville, Florida and Richmond, Virginia, respectively, for approximately $80, (the "CLEC Businesses"). The sale is expected to close in the first half of 1999. The CLEC Businesses contributed business telephony revenues of $14 and operating losses of $3 during 1998. These results have been included as part of New Products revenues and domestic cable and broadband revenues and operating income.

    PRIMESTAR. Prior to April 1, 1998, MediaOne Group distributed PrimeStar DBS services to subscribers in its service areas, and as a result, reflected consolidated operating results with respect to such subscribers. On April 1, 1998, MediaOne Group contributed its interest in PrimeStar Partners, L.P. ("Old PrimeStar"), as well as its PrimeStar subscribers and certain related assets to PrimeStar, Inc. ("PrimeStar") (the "PrimeStar Contribution"). Consequently, subsequent to April 1, 1998, MediaOne Group no longer reflects consolidated operating results for PrimeStar DBS services. In fourth-quarter 1998, MediaOne Group wrote-off its investment in PrimeStar received as part of the PrimeStar Contribution. See Note 4-- Domestic Acquisitions and Dispositions-- and Note 22--Subsequent Events--to the Consolidated Financial Statements.

    CABLE AND BROADBAND--INTERNATIONAL. International cable and broadband revenues represent the consolidated operations of Cable Plus a.s., a cable operator in the Czech Republic.

    OTHER. Other revenues in 1997 primarily included the Company's wholly-owned international directory operations in the United Kingdom and Poland. Such operations were sold in June and October 1997, respectively.

    DOMESTIC WIRELESS. On April 6, 1998, MediaOne Group sold its domestic wireless businesses to AirTouch pursuant to the AirTouch Transaction. See Note 4--Domestic Acquisitions and Dispositions--to the Consolidated Financial Statements.

OPERATING INCOME (LOSS)

                                                                                                              CHANGE
                                                                                                       --------------------
                                                                                   1998       1997         $          %
                                                                                 ---------  ---------  ---------  ---------
Cable and broadband:
  Domestic.....................................................................  $    (159) $    (111) $     (48)      43.2
  International................................................................         (7)       (15)         8      (53.3)
                                                                                 ---------  ---------  ---------  ---------
                                                                                      (166)      (126)       (40)      31.7
International wireless.........................................................        (10)       (13)         3      (23.1)
Corporate......................................................................       (148)      (155)         7       (4.5)
Other(1).......................................................................         (8)       (29)        21      (72.4)
                                                                                 ---------  ---------  ---------  ---------
  Current operations...........................................................       (332)      (323)        (9)       2.8

Domestic wireless(2)...........................................................         93        353       (260)     (73.7)
                                                                                 ---------  ---------  ---------  ---------
Total..........................................................................  $    (239) $      30  $    (269)    --
                                                                                 ---------  ---------  ---------  ---------
                                                                                 ---------  ---------  ---------  ---------

------------------------

(1) Primarily includes wholly-owned international directories which were sold in the latter part of 1997.

(2) The domestic wireless businesses were sold to AirTouch effective 4/6/98.

    During 1998, MediaOne Group's operating income decreased $269 to a loss of $239, primarily a result of selling the domestic wireless businesses in April, 1998. Excluding the effects of the domestic wireless businesses, operating income has decreased primarily as a result of greater depreciation and amortization expenses from the domestic cable and broadband operations, partially offset by decreased operating losses from the wholly-owned international directories operations which were sold in 1997.

    MediaOne Group's earnings before income taxes, depreciation, amortization and other ("EBITDA") for 1998 were $943, compared with $1,287 during the same period in 1997. Excluding the effect of the domestic wireless operations, EBITDA would have been $795 in 1998, compared with $754 in the same period of 1997. MediaOne Group considers EBITDA an important indicator of the operational strength and performance of its businesses. EBITDA, however, should not be considered an alternative to operating or net income as an indicator of the performance of MediaOne Group's businesses, or as an alternative to cash flows from operating activities as a measure of liquidity, in each case determined in accordance with GAAP.

    CABLE AND BROADBAND--DOMESTIC. Domestic cable and broadband operating losses increased during 1998 due primarily to increased depreciation and amortization expense. As MediaOne Group continues to upgrade its cable networks, depreciation expense will continue to increase. During the first quarter of 1998, there was a one-time increase to depreciation and amortization expense of $28 related to the termination of the sale of cable systems in Minnesota. Depreciation and amortization expense had been suspended on these systems in 1997 while they were held for sale. This increase was offset by a reduction to depreciation and amortization expense of $29 for systems held for sale during 1998.

    During 1998, EBITDA for domestic cable and broadband operations was $941, an increase of $11, or 1.2 percent, compared with $930 in 1997. Revenue increases of $144, or 6.2 percent, exceeded increased programming costs of $50, or 9.5 percent, and increased operating, general and administrative costs of $83, or
9.6 percent. Of those amounts, the PrimeStar Contribution provided revenue decreases of $75 and cost decreases of $63, including $25 of programming costs, to total domestic cable and broadband EBITDA for the period. Normalized for the one-time effects of cable system acquisitions and dispositions, domestic cable and broadband EBITDA increased 2.2 percent.

    Video EBITDA was $995 for 1998, an increase of $47, or 5.0 percent, compared with $948 during 1997. Normalizing for acquisitions and dispositions, and excluding Year 2000 implementation costs of $13 during 1998, video EBITDA was $1,008 for 1998, an increase of $57, or 6.0 percent, compared with 1997.

    New Products EBITDA was $(58), an increase in losses of $(24), or 70.6 percent, compared with EBITDA of $(34) in 1997. New Products revenue increases of $30 were offset by New Products costs increases of $54 during the period.

    Programming costs were $575 for 1998, an increase of $50, or 9.5 percent, over 1997. Excluding programming costs related to PrimeStar DBS services, programming costs increased 15.7 percent. The normalized increase was primarily a result of greater programming costs per subscriber as a result of rate increases, expanded channel offerings and growth in subscribers.

    Operating, general and administrative costs were $951 during 1998, an increase of $83, or 9.6 percent, over 1997. Increases in operating, general and administrative costs were primarily a function of increases in employee costs due to improvements in customer service, marketing and advertising costs associated with the deployment of new products, such as HSD services and residential telephony, as well as NexTV, and spending on initiatives to improve the operations of the Company. These cost increases were partially offset by decreased costs related to the PrimeStar Contribution. During 1998, MediaOne Group incurred costs of $15 to improve reporting and billing systems, and to create customer databases to serve customers more effectively, and costs of $13 for incremental Year 2000 implementation costs, for a total of $28.

    CABLE AND BROADBAND--INTERNATIONAL. The decrease in international cable and broadband operating losses is the result of increased revenues and decreased operating expenses, due primarily to efficiency gains and reduced headcount.

    INTERNATIONAL WIRELESS. International wireless operating losses represent the consolidated operations of Russian Telecommunications Development Corporation ("RTDC"), a Russian venture, which holds various wireless investments.

    CORPORATE. The decrease in corporate operating losses during 1998 is due primarily to a $30 charge in 1997 for management changes and moving costs related to relocating MediaOne's operations from Boston to Denver. The decrease was partially offset by increased overhead costs during 1998.

    OTHER. Operating losses decreased $11 during 1998 due to the sales in 1997 of the wholly-owned international directories operations. In addition, costs incurred for the development of domestic Internet content services have decreased during 1998 primarily as a result of aligning certain of these operations within the domestic cable and broadband operations.

INTEREST EXPENSE AND OTHER

                                                                                                            CHANGE
                                                                                                     --------------------
                                                                                 1998       1997         $          %
                                                                               ---------  ---------  ---------  ---------
Interest expense.............................................................  $    (491) $    (678) $     187      (27.6)
Equity losses in unconsolidated ventures.....................................       (417)      (909)       492      (54.1)
Gain on sale of domestic wireless investment.................................      3,869     --          3,869     --
Gains on sales of investments................................................         70        421       (351)     (83.4)
Loss on PrimeStar investment.................................................       (163)    --           (163)    --
Guaranteed minority interest expense.........................................        (74)       (87)        13      (14.9)
Other income (expense)--net..................................................         83         16         67     --

    INTEREST EXPENSE. Interest expense decreased during 1998 due primarily to the June 12, 1998 assumption by New U S WEST of $3.9 billion of debt related to the Dex Alignment, the Refinancing which resulted in lower interest rate commercial paper outstanding, and the assumption of $1,350 in debt by AirTouch in the AirTouch Transaction. The reduction in interest expense was partially offset by the third-quarter 1998 issuance of $1,686 of debt exchangeable into AirTouch common stock and a charge of $16 related to the termination of various interest rate swap agreements. The swap agreements were terminated since the long term debt underlying the instruments was refinanced at the time of the Separation. MediaOne Group's weighted average borrowing cost was 7.28 percent in 1998, compared with 6.95 percent in 1997.

    EQUITY LOSSES IN UNCONSOLIDATED VENTURES. Equity losses decreased during 1998 due predominantly to a $200 charge in 1997 to write down the carrying value of the investment in Malaysia to its fair value of zero and to recognize probable funding commitments in connection with a shareholder support agreement related to the investment in Indonesia. In addition, during 1998, the Company suspended equity method accounting for the Company's investments in Malaysia and Indonesia, compared with equity losses recognized in 1997 of $71 and $46, respectively. The Company continues to monitor its investments in Indonesia and Malaysia. See Note 7--Net Investment in International Ventures--to the Consolidated Financial Statements.

    Also contributing to the decrease in equity losses during 1998 were overall improvements from the international wireless investments and the absence of losses from the investment in PrimeCo, which was sold to AirTouch on April 6, 1998 pursuant to the AirTouch Transaction.

    GAIN ON SALE OF DOMESTIC WIRELESS INVESTMENT. On April 6, 1998, MediaOne Group sold its domestic wireless businesses to AirTouch. Consideration under the AirTouch Transaction consisted of (i) debt reduction of $1,350, (ii) the issuance to MediaOne Group of $1,650 in liquidation preference of dividend bearing AirTouch preferred stock (fair value of $1,493), and (iii) the issuance to MediaOne Group of 59,314,000 shares of AirTouch common stock. The transaction resulted in a pretax gain of $3,869, ($2,257 net of deferred taxes). MediaOne Group is accounting for its investment in AirTouch under the cost method of accounting, as available for sale securities. See Note 4--Domestic Acquisitions and Dispositions--to the Consolidated Financial Statements.

    GAINS ON SALES OF INVESTMENTS. During 1998, MediaOne Group sold: (a) shares of Sportsline USA, Inc. and shares of Cable & Wireless Optus Limited resulting in pretax gains of $12 ($8 after tax) and $9 ($6 after tax), respectively, (b) a cable programming investment resulting in a pretax gain of $17 ($10 after tax),
(c) various domestic cable investments resulting in a pretax gain of $16 ($10 after tax) and (d) miscellaneous items resulting in a pretax gain of $16 ($10 after tax).

    LOSS ON PRIMESTAR INVESTMENT. During the fourth quarter of 1998, MediaOne Group recorded a charge of $163 ($100 after tax) to reduce the carrying amount of its investment in PrimeStar. In December 1998, PrimeStar management provided a business plan to its board of directors, of which MediaOne Group is a part. Additionally, in early 1999, PrimeStar announced that it was selling its DBS medium-power business and assets to Hughes Electronics Corporation ("Hughes"). Based on the review of PrimeStar's business plan and on the anticipated sale to Hughes, MediaOne Group believes that it will not receive proceeds on the sale of its investment in PrimeStar, and therefore, reduced the carrying amount of its investment to zero. See Note 22--Subsequent Events--to the Consolidated Financial Statements.

    GUARANTEED MINORITY INTEREST EXPENSE. Guaranteed minority interest expense has decreased $21 during 1998 due primarily to the cash redemption on June 12, 1998, of $301 face value of 7.96 percent Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely Company-guaranteed debentures ("Preferred Securities") and $237 face value of
8.25 percent Preferred Securities. The decrease was partially offset by the issuance in October 1998 of $500 face value of 9.04 percent Preferred Securities.

    OTHER INCOME (EXPENSE)--NET. Other income during 1998 was favorably impacted by decreased foreign exchange transaction losses of $51, dividend income earned on the AirTouch preferred stock received in connection with the AirTouch Transaction of $66, and the lack of minority interest expense of $37 from the domestic wireless operations due to the sale of these operations in connection with the AirTouch Transaction. Such improvements were partially offset by a $50 loss related to an interest rate swap agreement associated with the AirTouch preferred stock and a related $20 loss for the purchase of a new interest rate option. See Note 4--Domestic Acquisitions and Dispositions--to the Consolidated Financial Statements.

(PROVISION) BENEFIT FROM INCOME TAXES FOR CONTINUING OPERATIONS

                                                                                                           CHANGE
                                                                                                    --------------------
                                                                                1998       1997         $          %
                                                                              ---------  ---------  ---------  ---------
(Provision) benefit for income taxes........................................  $  (1,208) $     380  $  (1,588)    --
Effective tax rate..........................................................       45.8%      31.5%

    The increase in the effective tax rate is primarily a result of the gain on the sale of the domestic wireless businesses. Excluding the gain on the sale of the domestic wireless businesses, the effective tax rate would have been 32.8 percent.

RESULTS OF OPERATIONS--CONTINUING OPERATIONS--1997 COMPARED WITH 1996

    The following pro forma discussion gives effect to the acquisition by MediaOne Group of Continental Cablevision, Inc. ("Continental") as though it had occurred as of January 1, 1996 (the "Continental Acquisition").

                                                                                             CHANGE
                                                                                      --------------------
LOSS FROM CONTINUING OPERATIONS:                                  1997       1996         $          %
                                                                ---------  ---------  ---------  ---------
Loss from continuing operations...............................  $    (827) $    (357) $    (470)    --
Adjustments to reported loss from continuing operations:
  Domestic wireless operations................................        (83)       (96)        13      (13.5)
  Gains on sales of investments...............................       (249)    --           (249)    --
                                                                ---------  ---------  ---------  ---------
Normalized loss from continuing operations....................  $  (1,159) $    (453) $    (706)    --
                                                                ---------  ---------  ---------  ---------
                                                                ---------  ---------  ---------  ---------

                                                                                             CHANGE
BASIC LOSS PER SHARE FROM CONTINUING OPERATIONS                                       --------------------
AVAILABLE FOR MEDIAONE GROUP COMMON STOCK:                        1997       1996         $          %
                                                                ---------  ---------  ---------  ---------
Loss from continuing operations available for common stock....  $   (1.45) $   (0.74) $   (0.71)      95.9
Adjustments to reported loss from continuing operations:
  Domestic wireless operations................................      (0.13)     (0.19)      0.06      (31.6)
  Gains on sales of investments...............................      (0.41)    --          (0.41)    --
                                                                ---------  ---------  ---------  ---------
Normalized loss from continuing operations available for
  common stock................................................  $   (1.99) $   (0.93) $   (1.06)    --
                                                                ---------  ---------  ---------  ---------
                                                                ---------  ---------  ---------  ---------

    During 1997, the Continental Acquisition contributed approximately $356, or $0.59 per share, of the increase in normalized loss from continuing operations. The Continental Acquisition resulted in significant increases in interest, depreciation and amortization charges. The remaining increase in loss from continuing operations is primarily due to greater losses from unconsolidated ventures.

SALES AND OTHER REVENUES

                                                                                 CHANGE             PRO             CHANGE
                                                                          --------------------   FORMA(1)    --------------------
                                                      1997       1996         $          %         1996          $          %
                                                    ---------  ---------  ---------  ---------  -----------  ---------  ---------
Cable and broadband:
  Domestic........................................  $   2,323  $     488  $   1,835     --       $   2,125   $     198        9.3
  International...................................         18          6         12     --               6          12     --
                                                    ---------  ---------  ---------  ---------  -----------  ---------  ---------
                                                        2,341        494      1,847     --           2,131         210        9.9
Corporate.........................................         29         21          8       38.1          21           8       38.1
Other(2)..........................................         49        139        (90)     (64.7)        139         (90)     (64.7)
                                                    ---------  ---------  ---------  ---------  -----------  ---------  ---------
  Current operations..............................      2,419        654      1,765     --           2,291         128        5.6

Domestic wireless.................................      1,428      1,183        245       20.7       1,183         245       20.7
                                                    ---------  ---------  ---------  ---------  -----------  ---------  ---------
Total.............................................  $   3,847  $   1,837  $   2,010     --       $   3,474   $     373       10.7
                                                    ---------  ---------  ---------  ---------  -----------  ---------  ---------
                                                    ---------  ---------  ---------  ---------  -----------  ---------  ---------

------------------------

(1) Gives effect to the Continental Acquisition as though it had occurred on January 1, 1996.

(2) Primarily includes wholly-owned international directories which were sold in the latter part of 1997.

    The pro forma increase in MediaOne Group sales and other revenues was due primarily to growth in domestic cable and broadband, and wireless service revenues, partially offset by the sale in the latter part of 1997 of the wholly-owned international directories businesses.

    CABLE AND BROADBAND--DOMESTIC. On a pro forma basis, domestic cable and broadband revenues increased due primarily to growth in basic cable services revenues and PrimeStar DBS services revenues.

    BASIC CABLE. Basic cable services revenues increased $146, or 10.6 percent, to $1,518 on a pro forma basis, primarily a result of rate increases. Rate increases averaged approximately 6 to 8 percent and were primarily related to an increase in programming costs and the addition of channels. Basic subscriber growth of 1.6 percent, adjusted for dispositions and an acquisition, also contributed to the increase in revenues.

    PREMIUM. Premium service revenues decreased $20, or 5.8 percent, to $326 on a pro forma basis, as a result of moving the Disney Channel to the basic service tier in several markets and discounting of premium service packages.

    EQUIPMENT AND INSTALLATION. Equipment and installation revenues increased $19, or 14.3 percent, to $152 on a pro forma basis, as a result of rate increases and subscriber growth.

    VIDEO. Video revenue per average cable subscriber increased 4.7 percent to $37.76 in 1997, from $36.06 in 1996. Basic subscriber growth of 1.6 percent, adjusted for dispositions and an acquisition, also contributed to the increase in revenues along with growth in equipment rental and installation revenues.

    PRIMESTAR. PrimeStar DBS services contributed $40 to the increase in domestic cable and broadband revenues principally as a result of a 31 percent increase in DBS customers to 181,000 at December 31, 1997.

    CABLE AND BROADBAND--INTERNATIONAL. International cable and broadband revenues reflect the consolidation of Cable Plus associated with a restructuring in 1996 whereby the Company's ownership interest increased to 94 percent.

    OTHER. The decrease in other revenues is due primarily to the sale of the Company's wholly- owned international directories operations during the latter part of 1997.

    DOMESTIC WIRELESS. Domestic wireless revenues increased during 1997 due primarily to increased cellular service revenues of $198, or 18.4 percent, to $1,276, and increased cellular equipment revenues of $47, or 44.8 percent, to $152. Cellular service revenues increased due to a 27 percent increase in subscribers during the year, partially offset by a 12 percent drop in average revenue per subscriber to $46.42 per month. Cellular equipment revenues increased as a result of a 14 percent increase in gross customer additions and the introduction of digital handsets.

    On April 6, 1998, the Company sold its domestic wireless businesses to AirTouch pursuant to the AirTouch Transaction.

OPERATING INCOME (LOSS)

                                                                                      CHANGE             PRO       CHANGE
                                                                               --------------------   FORMA(1)    ---------
                                                           1997       1996         $          %         1996          $
                                                         ---------  ---------  ---------  ---------  -----------  ---------
Cable and broadband:
  Domestic.............................................  $    (111) $     (13) $     (98)    --       $     (73)  $     (38)
  International........................................        (15)        (7)        (8)    --              (7)         (8)
                                                         ---------  ---------  ---------  ---------       -----   ---------
                                                              (126)       (20)      (106)    --             (80)        (46)
International wireless.................................        (13)        (3)       (10)    --              (3)        (10)
Corporate..............................................       (155)      (158)         3       (1.9)       (158)          3
Other(2)...............................................        (29)       (18)       (11)      61.1         (18)        (11)
                                                         ---------  ---------  ---------  ---------       -----   ---------
  Current operations...................................       (323)      (199)      (124)      62.3        (259)        (64)

  Domestic wireless....................................        353        243        110       45.3         243         110
                                                         ---------  ---------  ---------  ---------       -----   ---------
Operating income.......................................  $      30  $      44  $     (14)     (31.8)  $     (16)  $      46
                                                         ---------  ---------  ---------  ---------       -----   ---------
                                                         ---------  ---------  ---------  ---------       -----   ---------


                                                             %
                                                         ---------
Cable and broadband:
  Domestic.............................................       52.1
  International........................................     --
                                                               ---
                                                              57.5
International wireless.................................     --
Corporate..............................................       (1.9)
Other(2)...............................................       61.1
                                                               ---
  Current operations...................................       24.7
  Domestic wireless....................................       45.3
                                                               ---
Operating income.......................................     --
                                                               ---
                                                               ---

------------------------

(1) Gives effect to the Continental Acquisition as though it had occurred on January 1, 1996.

(2) Primarily includes wholly-owned international directories which were sold in the latter part of 1997.

    MediaOne Group pro forma operating income increases were due primarily to growth in domestic wireless, partially offset by higher domestic cable and broadband operating losses.

    CABLE AND BROADBAND--DOMESTIC. Pro forma domestic cable and broadband revenue growth of $198, or 9.3 percent, to $2,323, was more than offset by increases in programming costs, including programming for PrimeStar DBS services, of $71, or 15.6 percent, to $525, increases in operating, marketing and advertising, and general and administrative costs of $89, or 11.4 percent, to $868, and increases in depreciation and amortization expense of $76, or 7.9 percent, to $1,041.

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

    CORPORATE. Corporate operating losses include costs related to managing the various MediaOne Group operations, predominantly the international operations, and costs related to general and administrative services provided by the Company to its subsidiaries, including executive management, legal, accounting and auditing, tax, treasury, strategic planning, and public policy.

    The 1997 results include a $30 charge for management changes and moving costs related to relocating MediaOne's operations from Boston to Denver. This charge was partially offset by savings associated with lower international staff levels in 1997, combined with a 1996 charge of $10 related to the staff reductions at international headquarters.

    OTHER. Other operating losses include the Company's wholly-owned international directories operations which were sold during 1997

    DOMESTIC WIRELESS. The increase in domestic wireless operating income is a result of revenue increases associated with the expanding subscriber base combined with efficiency gains. Domestic cellular depreciation and amortization increased 22.4 percent, to $180, largely as a result of network upgrades.

INTEREST EXPENSE AND OTHER

                                                                                                               CHANGE
                                                                                                        --------------------
                                                                                    1997       1996         $          %
                                                                                  ---------  ---------  ---------  ---------
Interest expense................................................................  $    (678) $    (164) $    (514)    --
Equity losses in unconsolidated ventures........................................       (909)      (346)      (563)    --
Gains on sales of investments...................................................        421     --            421     --
Guaranteed minority interest expense............................................        (87)       (55)       (32)      58.2
Other income (expense)-net......................................................         16        (16)        32     --

    INTEREST EXPENSE. Interest expense increased in 1997 primarily as a result of assuming, at market value, $6.5 billion of debt related to the Continental Acquisition. MediaOne Group's weighted average borrowing cost was 6.95 percent in 1997, compared with 6.80 percent in 1996.

    EQUITY LOSSES IN UNCONSOLIDATED VENTURES. Equity losses increased $563 in 1997, predominantly a result of greater losses generated from international ventures and the domestic investment in PrimeCo. PrimeCo launched service in November 1996, and losses associated with this venture have increased $68 as a result of start-up and other costs.

    International equity losses increased $455 in 1997, due primarily to ventures located in Asia, which included Indonesia, India, Malaysia, Japan and Singapore. The ventures in Asia contributed $397 to the increase in international equity losses due primarily to a $200 impairment charge recorded in the period. During 1997 the Company determined that its investments in Malaysia and Indonesia were impaired and in each case the fair value of the investment was zero as of December 31, 1997. The Company recorded pretax charges of $145 and $55 related to the ventures in Malaysia and Indonesia, respectively. See Note 7--Net Investment in International Ventures--to the Consolidated Financial Statements.

    GAINS ON SALES OF INVESTMENTS. During 1997, the Company sold: (i) its 90 percent interest in Fintelco, for a pretax gain of $135 ($80 after tax), (ii) its shares of Teleport Communications Group, Inc. ("TCG"), acquired in the Continental Acquisition, for a pretax gain of $162 ($96 after tax), (iii) its shares of Time Warner, acquired in the Continental Acquisition, for a pretax gain of $44 ($25 after tax), (iv) its five percent interest in a French wireless venture, for a pretax gain of $51 ($31 after tax), and (v) U S WEST Polska, its wholly owned directory operation in Poland, for a pretax gain of $29 ($17 after tax).

    GUARANTEED MINORITY INTEREST EXPENSE. Guaranteed minority interest expense reflects an increase of $32 related to the October 29, 1996 issuance of Preferred Securities totaling $480.

    OTHER INCOME--NET. Other income increased $32, to other income of $16, in 1997, due primarily to a 1996 pretax charge of $31 associated with the sale of the Company's cable television interests in Norway, Sweden and Hungary. Partially offsetting this increase were greater foreign exchange transaction losses associated with loans to international ventures.

BENEFIT FROM INCOME TAXES FOR CONTINUING OPERATIONS

                                                                                                                  CHANGE
                                                                                                           --------------------
                                                                                       1997       1996         $          %
                                                                                     ---------  ---------  ---------  ---------
Benefit for income taxes...........................................................  $     380  $     180  $     200     --
Effective tax rate.................................................................       31.5%      33.5%

    The decrease in the effective tax rate is primarily a result of the effects of goodwill amortization associated with the Continental Acquisition.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

                                                                                             YEAR ENDED DECEMBER 31,
                                                                                         -------------------------------
                                                                                           1998       1997       1996
                                                                                         ---------  ---------  ---------
Cash provided by operating activities..................................................  $     564  $     995  $     431

    The decrease in the Company's cash provided by operating activities during 1998 is due primarily to the sale of the domestic wireless operations on April 6, 1998, as well as from interest payments and Separation costs paid. Partially offsetting the decrease in cash provided by operating activities were increased tax receipts of $85 from the Communications Group, the receipt in 1998 of $51 in international dividends, primarily from Westel 450 and Westel 900, the Company's European wireless investments in Hungary, and the receipt of $40 in dividends from the AirTouch preferred stock.

    During 1997, the Company's operating cash flow increased primarily due to the effects of the Continental Acquisition. Partially offsetting the increase were higher financing costs resulting from greater debt levels associated with the Continental Acquisition.

    Effective June 12, 1998, New U S WEST is no longer part of the consolidated tax return of MediaOne Group. As of December 31, 1998, MediaOne Group had a $375 income tax receivable recorded for the estimated amount due from the carryback of the 1998 taxable loss to the 1996 consolidated tax return. MediaOne Group received $359 in the first quarter of 1999. MediaOne Group will receive a cash benefit from any 1999 taxable loss in the year 2000 by the carryback of the loss to the 1997 consolidated tax return. A cash benefit for any ordinary tax loss incurred in the year 2000 may be recovered through the carryforward of the loss against future taxable income.

    MediaOne Group expects that cash from operations will not be adequate to fund expected cash requirements in 1999. Additional funding will come from cash on hand, 1999 asset sales and new debt financing, including the monetization of AirTouch common stock.

INVESTING ACTIVITIES

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                   -------------------------------
                                                                                     1998       1997       1996
                                                                                   ---------  ---------  ---------
Cash used for investing activities...............................................  $  (2,401) $  (1,222) $    (807)

    Total capital expenditures at MediaOne Group, on a cash basis, were $1,726, $1,522 and $627 during 1998, 1997 and 1996, respectively. The majority of the capital expenditures in 1998 were devoted to upgrading the domestic cable network and preparing for the provision of new and enhanced services. In 1999, capital expenditures are expected to approximate $1.8 billion, primarily for the domestic cable and broadband business.

    Investing activities of the Company include equity investments in international ventures. The Company invested $583, $334 and $257 in international ventures during 1998, 1997 and 1996, respectively. Investments during 1998 were net of a $45 return of capital from a wireless investment in the United Kingdom. During 1998, MediaOne Group invested $131 as a result of the Company's participation in a rights offering by Telewest in connection with that company's acquisition of General Cable, and $394 by purchasing an additional 175 million Telewest shares from another Telewest shareholder, for a total investment in Telewest of $525. The remaining international investments made during 1998 were capital contributions to its cable investments in Belgium, the Netherlands, Japan and Singapore. The Company also made capital contributions to ventures in the Slovak Republic, India and Indonesia. During 1997 MediaOne Group made capital contributions to ventures in Belgium, India, Indonesia and Japan, and purchased an additional 40 percent interest in Fintelco. The total investment in Fintelco was subsequently sold in October 1997. Investments in 1996 included loans provided to One 2 One, the purchase of a 23 percent interest in Polska Telefonia Cyfrowa, a venture to provide wireless service in Poland, and the purchase of a 28 percent interest in Telenet, a venture in Belgium to provide telephony services on the cable network. The Company anticipates that investments in international ventures will approximate $160 in 1999 to fund continued expansion in Belgium, the Netherlands, India, Japan and Singapore.

    The Company also invested $108, $249 and $164 in 1998, 1997 and 1996, respectively, in domestic ventures. Of such investments, $64, $213 and $132 related to contributions to PrimeCo during 1998, 1997 and 1996, respectively, for network build activity. On April 6, 1998, the Company sold its investment in PrimeCo in conjunction with the AirTouch Transaction. The remaining $44 of investments in domestic ventures for 1998 related to investments in various Internet content service providers.

    MediaOne Group also purchased various domestic cable systems and investments in 1998 totaling $92. Such purchases included a cable system in Michigan for $57 which serves approximately 31,000 cable subscribers.

    During the first quarter of 1997, the Company paid the cash portion of the Continental Acquisition consideration of $1,150 to the Continental shareowners.

    During 1998, MediaOne Group sold various investments resulting in net proceeds of $241, comprised of the following: (a) net proceeds of $77 related to the PrimeStar Contribution, (b) various cable systems for net proceeds of $50,
(c) residual shares in Enhance Financial Services Group, Inc., and shares of SportsLine USA, Inc. and Cable & Wireless Optus Limited for total net proceeds of $46, (d) a cable programming investment for net proceeds of $38, and (e) miscellaneous investments for net proceeds of $30. In addition, MediaOne Group paid a net amount of $164 related to other activities as follows: (a) paid $215 related to the settlement of an interest rate swap agreement and the purchase of a related put option, (b) received proceeds of $71 on the sale of a note receivable, (c) restricted $26 of cash related to Centaur Funding Corporation ("Centaur"), a special purpose entity consolidated by the Company, and (d) received $6 for miscellaneous asset sales.

    Throughout 1997, the Company monetized nonstrategic assets, including various domestic and international investments. Such asset sales generated total proceeds of $2,058. Proceeds from sales of international investments totaled $887, domestic investments totaled $931, assets held for sale totaled $231, and disposals of property, plant and equipment totaled $9. International sales consisted of: (a) a five percent interest in a French wireless venture for proceeds of $81, (b) a 90 percent interest in Fintelco for proceeds of $641, (c) Thomson Directories, the directory operation in the United Kingdom, and U S WEST Polska, the directory operation in Poland, for net proceeds of $121 and $27, respectively, and (d) other miscellaneous international investment sales for proceeds of $17. Domestic sales were comprised of the sale of shares of TCG, for net proceeds of $678, shares of Time Warner, for net proceeds of $220, and miscellaneous asset sales, for proceeds of $33.

FINANCING ACTIVITIES

                                                                                            YEAR ENDED DECEMBER 31,
                                                                                        -------------------------------
                                                                                          1998       1997       1996
                                                                                        ---------  ---------  ---------
Cash used for financing activities....................................................  $  (2,885) $    (801) $    (672)

DEBT ACTIVITY

    Total debt at December 31, 1998 was $5,422, a decrease of $3,541 compared with December 31, 1997. Debt at December 31, 1998 includes debt related to the capital assets segment which is now shown in the Consolidated Balance Sheet of the Company. Prior to this time, the accounts of the capital assets segment had been accounted for as discontinued operations and netted on the Consolidated Balance Sheet into one line labeled "net investment in assets held for sale." See Note 23--Net Investment in Assets Held For Sale--to the Consolidated Financial Statements. MediaOne Group's percentage of debt to total capital at December 31, 1998 was 26.5 percent compared with 41.8 percent at December 31, 1997. Including debt associated with the capital assets segment for both 1998 and 1997, Preferred Securities, the minority interest in Centaur and preferred stock subject to mandatory redemption as components of debt, MediaOne Group's percentage of debt to total capital at December 31, 1998, was 37.5 percent compared with 48.1 percent at December 31, 1997.

    On December 15, 1998, Centaur issued three series of preferred shares for total net proceeds of $1,099, net of issuance costs of $31. Dividend and redemption payments on certain of the preferred shares may only be made to the extent AirTouch pays dividends or redeems its outstanding preferred shares held by the Company. See Note 13--Minority Interest in Centaur Funding--to the Consolidated Financial Statements. Proceeds from the issuance of the preferred shares were loaned to a subsidiary of the Company and used for general corporate purposes.

    In October 1998, MediaOne Group issued $500 of 9.04 percent Preferred Securities for net proceeds of $484. The proceeds from the issuance were used to redeem outstanding commercial paper and for general corporate purposes. MediaOne Group guarantees the payment of interest and redemption amounts to holders of the Preferred Securities.

    During August and September, 1998, MediaOne Group issued approximately $1,686 of 6.25 percent exchangeable notes for net proceeds of $1,642. The notes mature on August 15, 2001 and are mandatorily redeemable at MediaOne Group's option into (i) shares of AirTouch common stock held by MediaOne Group, (ii) the cash equivalent, or (iii) a combination of cash and AirTouch common stock. The number of shares of AirTouch common stock to be exchanged for each exchangeable note, and/or the cash equivalent, varies based upon the fair value of the AirTouch common stock.

    In December 1998, MediaOne Group also redeemed debt exchangeable into common stock ("DECS") originally issued in 1995. Such DECS were redeemed with shares of Enhance Financial Services Group, Inc., held by the Company. See Note 10--Debt--to the Consolidated Financial Statements.

    On June 12, 1998, MediaOne Group tendered $4.9 billion notional amount of long term debt. Also on June 12, 1998, MediaOne Group tendered for cash $301 face value of the 7.96 percent Preferred Securities and $237 face value of the
8.25 percent Preferred Securities originally issued in 1995 and 1996, respectively. The cash redemption amount of $5.5 billion for the long term debt and $582 for the Preferred Securities was financed with floating-rate commercial paper with a weighted average interest rate of 5.85 percent. In addition, in accordance with the terms of the Separation Agreement, New U S WEST funded to MediaOne Group $3.9 billion related to the Dex Alignment. Such funds were used to repay a portion of the commercial paper issued in connection with the Refinancing.

    During 1997, the Company redeemed its zero coupon subordinated notes, which had a recorded value of $268. In addition, MediaOne redeemed a 10.625 percent senior subordinated note with a recorded value of $110, including a premium of $10. The Company financed both redemptions with floating-rate commercial paper.

    In June 1997, the Company acquired cable systems serving approximately 40,000 subscribers in Michigan for cash of $25 and the issuance of approximately $50 in liquidation value of Old U S WEST Series E Preferred Stock (the "Series E Preferred Stock"). Effective with the Separation, the Series E Preferred Stock remains outstanding and represents shares of Series E Preferred Stock of MediaOne Group. The Series E Preferred Stock is redeemable at the Company's option beginning five years from the date of issuance. The stockholders have the right to elect cash upon redemption, or to convert their shares into MediaOne Group Stock based on a predetermined formula.

    In 1996, Old U S WEST issued $254 of exchangeable notes, or DECS, due May 15, 1999. Effective with the Separation, the DECS became the obligation of MediaOne Group. Upon maturity, each such DECS will be exchanged by MediaOne Group for shares of common stock of Financial Security Assurance Holdings Ltd. ("FSA") held by the Company or, at the Company's option, redeemed at the cash equivalent.

    On October 29, 1996, Old U S WEST refinanced commercial paper through the issuance of 8.25 percent Preferred Securities totaling $480. In connection with the Separation, the Company redeemed for cash and exchanged $450 face value of such Preferred Securities. See Note 14--Preferred Securities--to the Consolidated Financial Statements.

MEDIAONE GROUP CREDIT RATINGS

    The following table provides credit ratings for MediaOne Group, primarily debt issued by MediaOne Group Funding, Inc., the newly created financing subsidiary of MediaOne Group, and MediaOne. The credit ratings are all investment grade. MediaOne Group does not guarantee the outstanding senior and subordinated debt of MediaOne.

                                                                                DUFF &      STANDARD &
                                                                                PHELPS        POOR'S      MOODY'S
                                                                             ------------  ------------  ---------
MEDIAONE GROUP
Senior Unsecured Debt......................................................      BBB           BBB         Baa2
Commercial Paper...........................................................      D-2           A-2          P-2
Preferred Securities.......................................................      BBB-         BB+(1)        ba3
Centaur Preferred Shares--Series A.........................................   Not Rated     Not Rated       aa1
Centaur Preferred Shares--Series B & C.....................................   Not Rated      BBB-(1)       baa3

MEDIAONE
Senior Debt................................................................      BBB           BBB         Baa3
Subordinated Debt..........................................................   Not Rated        BBB-         Ba2

------------------------

(1) In February 1999, Standard & Poor's announced a methodology change for the rating of Preferred Securities and other similar instruments which is reflected above. This change is not a credit event.

    As a result of the announcement on March 22, 1999 of the proposed merger of MediaOne Group with Comcast Corporation, the Company's debt and Preferred Securities were placed on credit watch by Standard & Poor's with negative implications, and by Moody's with direction uncertain. See Note 22-- Subsequent Events--to the Consolidated Financial Statements.

    The Centaur preferred shares Series B and C were placed under review for a possible upgrade by Moody's as a result of actions on AirTouch credit.

DIVIDENDS

    The Company paid dividends on the Communications Stock totaling $519, $992 and $939 in 1998, 1997 and 1996, respectively. MediaOne Group no longer pays dividends on the Communications Stock as it has been canceled effective June 12, 1998, as a result of the Separation.

CASH FROM DISCONTINUED OPERATIONS

    Cash from discontinued operations was $4,953 through the date of the Separation, and $1,091 and $1,149 in 1997 and 1996, respectively. Such amounts consisted primarily of fundings to MediaOne Group for common dividends paid to Communications Stock shareowners, dividends paid by Dex to MediaOne Group, proceeds from the issuance of Communications Stock, and debt fundings and repayments between MediaOne Group and New U S WEST. Also included in the 1998 amounts were the $3.9 billion of debt assumed by New U S WEST in connection with the Dex Alignment, as well as $152 of net costs reimbursed to MediaOne Group as a result of the Separation and the Refinancing. The $3.9 billion payment by New U S WEST was used by MediaOne Group to repay commercial paper issued in the Refinancing.

OTHER FINANCING ACTIVITIES

    COMMITMENTS AND DEBT GUARANTEES. At December 31, 1998, MediaOne Group's commitments and debt guarantees associated with its international and domestic investments totaled approximately $310 and $240, respectively. In addition, a MediaOne Group subsidiary guarantees debt, nonrecourse to the Company, associated with its international investment in the principal amount of approximately $880.

    DEBT FACILITIES. In May 1998, MediaOne Group entered into 365-day and 5-year revolving bank credit facilities totaling $4.0 billion to support its commercial paper program and to provide financing in conjunction with the refinancing of substantially all of the indebtedness issued or guaranteed by Old U S WEST. The facilities were reduced in December 1998 to a total capacity of $3.0 billion. As of December 31, 1998, $2.8 billion was available on the facilities.

    SHELF REGISTRATIONS. Under registration statements filed with the Securities and Exchange Commission as of November 4, 1998, the Company was permitted to issue up to approximately $400 of new debt securities.

    SHARE REPURCHASE. On August 7, 1998, the Board of Directors of MediaOne Group authorized the repurchase of up to 25 million shares of the Company's common stock. The shares may be repurchased over the next three years, dependent on market and financial conditions. During 1998, MediaOne Group purchased and placed into treasury approximately 8,682,000 shares of MediaOne Group Stock for a total costs basis of $352. Prior to the Separation, Old U S WEST purchased and placed into treasury $31 of Communications Stock. All outstanding shares of Communications Stock held as treasury stock by Old U S WEST were canceled as of the Separation date.

RISK MANAGEMENT

    MediaOne Group is exposed to market risks arising from changes in interest rates, foreign exchange rates and equity prices. Derivative financial instruments are used to selectively manage these risks. MediaOne Group does not use derivative financial instruments for trading purposes. The following discussion does not include any impact from the Company's investment in Cable & Wireless Optus Limited and options related to the sale of this investment since it was sold during the first quarter of 1999. See Note 22--Subsequent Events--to the Consolidated Financial Statements.

    INTEREST RATE RISK MANAGEMENT. MediaOne Group is exposed to interest rate risk from the investment in AirTouch preferred stock and other debt securities, and debt issued by the Company. MediaOne Group historically entered into interest rate swaps to minimize interest rate variability on floating rate debt, and interest rate swaps and options to protect the value of the AirTouch preferred stock. As of December 31, 1998, the Company had no outstanding interest rate contracts.

    Approximately $280 of MediaOne Group's debt is subject to changes in interest rates. A hypothetical 10 percent increase in interest rates would decrease the annual earnings of MediaOne Group by $1.

    FOREIGN EXCHANGE RISK MANAGEMENT. MediaOne Group selectively enters into forward and option contracts to manage the market risks associated with fluctuation in foreign exchange rates after considering offsetting foreign exposures among international operations. The use of forward and option contracts allows MediaOne Group to fix or cap the cost of firm foreign investment commitments, the amount of foreign currency proceeds from sales of foreign investments, the repayment of foreign currency denominated receivables and the repatriation of dividends. The market values of foreign exchange positions, including the hedging instruments, are continuously monitored and compared with predetermined levels of acceptable risk. All foreign exchange contracts have maturities of one year or less. As of December 31, 1998, the market value of foreign exchange contracts outstanding was not material.

    MediaOne Group is exposed to foreign exchange risk associated with its cash deposits, notes receivable and payable, and a cost method investment denominated in a foreign currency. As of December 31, 1998, MediaOne Group had British pound-denominated notes receivable and cash deposits in the translated amount of $186, a British pound-denominated investment in marketable equity securities in the translated amount of $106, a Czech Koruna-denominated note receivable and cash deposits in the translated amount of $33, and a Czech Koruna-denominated note payable in the translated amount of $30.

    A hypothetical 10 percent adverse change in the British Pound and Czech Koruna exchange rates as compared with the U.S. dollar would reduce the market value of the cash deposits, investment and notes payable and receivable by $30 as of December 31, 1998.

    EQUITY-PRICE RISK MANAGEMENT. MediaOne Group is exposed to market risks associated with equity security prices related to its investments in marketable equity securities. On a selective basis, MediaOne Group enters into option contracts and exchangeable debt instruments to manage risks associated with fluctuations in equity security prices.

    The table below presents the impact of hypothetical movements in the equity security prices related to MediaOne Group's combined position in marketable equity securities and derivative contracts. The hypothetical change in stock price movements for AirTouch and Internet related investments are based upon stock price movements since December 31, 1998 and historical stock prices, respectively.

                                                          HYPOTHETICAL CHANGE IN
                                                           12/31/98 STOCK PRICE
                                                         ------------------------   INCREASE IN FAIR    DECREASE IN FAIR
INVESTMENT                                                INCREASE     DECREASE       MARKET VALUE        MARKET VALUE
-------------------------------------------------------  -----------  -----------  -------------------  -----------------
AirTouch common stock
  including Exchangeable Notes(1)......................         30%          30%        $     780           $   1,060
Internet related investments...........................         50%          50%               20                  20
All other investments..................................         10%          10%               20                  20
                                                                                            -----              ------
Total..................................................                                 $     820           $   1,100
                                                                                            -----              ------
                                                                                            -----              ------

------------------------

(1) See Note 10--Debt--to the Consolidated Financial Statements.

    The increase in the Company's exposure to equity price risk in 1998 is primarily due to the receipt of AirTouch common shares in the AirTouch Transaction, partially offset by the issuance of the Exchangeable Notes.

    The changes in interest rates, foreign exchange rates and equity security prices are based on hypothetical movements in future market rates and are not necessarily indicative of actual results that may occur. Future gains and losses will be affected by actual changes in interest rates, foreign exchange rates, equity security prices, and changes in derivative financial instruments employed during the year.

COMPETITIVE AND REGULATORY ENVIRONMENT

    CABLE AND BROADBAND--DOMESTIC. MediaOne Group's cable television systems generally compete with other providers of video programming for viewer attention and advertising dollars. Competitors include service providers such as television broadcasters, DBS, multipoint multichannel distributions services ("MMDS"), local multipoint distribution services ("LMDS"), satellite master antenna service ("SMATV"), video tape rentals stores, movie theaters and live sporting events. In addition, as a result of the Telecommunications Act of 1996 (the "Telecommunications Act") certain local exchange carriers ("LECs"), including Regional Bell Operating Companies ("RBOCs"), are beginning to offer video programming in competition with the Company's cable services. The competition faced by the Company's cable systems is likely to increase in the future with the development and growth of new technologies.

    As MediaOne Group continues to offer additional services over its hybrid fiber-coax ("HFC") networks, MediaOne Group will face additional competition. Both the HSD and telephone services offered by MediaOne Group will face competition from other providers, including RBOCs and other incumbent LECs, interexchange carriers ("IXCs"), Internet service providers ("ISPs") and other providers of local exchange and on-line services. The degree of competition will be dependent upon the state and federal regulations concerning entry, interconnection requirements and the degree of unbundling of the incumbent LECs' networks. Competition will be based upon product, service quality, breadth of services offered, and to a lesser extent on price.

    The products and services of the Company are subject to varying degrees of regulation. Under the Telecommunications Act, it is anticipated that the regulation of all but basic tier cable and equipment rates will be discontinued effective March 31, 1999. However, as described below, the Company must seek the Federal Communications Commission's ("FCC") permission to end rate regulation for cable systems covered by Continental's Social Contract. The Telecommunications Act also eliminated certain cross-ownership restrictions among cable operations, broadcasters and MMDS operations and removed barriers to competition with LECs.

    The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") provided for the regulation of rates for certain cable television services and for equipment and installation charges. The FCC was charged with setting the standards for rate regulation, but also approved "social contracts" as an alternative form of regulation. Continental's Social Contract was the first approved by the FCC. The Social Contract is a six-year agreement covering most of Continental's franchises and settled all of Continental's outstanding rate complaints. As part of the Social Contract, Continental agreed to, among other things, invest at least $1.7 billion in domestic system rebuilds and upgrades through the year 2000 to expand channel capacity and improve system reliability and picture quality. As of December 31, 1998, the investment commitment had been met; however, the Company must still upgrade all systems covered by the Social Contract to a minimum of 550MHz, with at least half being upgraded to 750 MHz. The Social Contract also provides that, if the laws and regulations applicable to services offered in any MediaOne franchise change in a manner that would have a material favorable financial impact on MediaOne, the Company may petition the FCC to terminate the Social Contract. The sunset of rate regulation for the upper tiers of cable service represents such a change and the FCC may not unreasonably refuse to terminate the rate regulation provision of the Social Contract.

    Cable television systems are also subject to local regulation, typically imposed through the franchising process. Local officials may be involved in the initial franchise selection, franchise service area, construction standards, safety, rate regulation of the lowest tier of service and equipment and installation rates, customer service standards, billing practices, community-related programming and services, franchise renewal and imposition of franchise fees.

    In June, 1998, the FCC issued formal rules providing for the retail sale of set-top television boxes which integrate security and non-security functions. On January 1, 2005, cable companies will no longer be permitted to sell or lease new integrated boxes to their subscribers. In addition, cable companies must provide subscribers with related security modules that plug into set-top boxes that are purchased from consumer electronics retailers by July 1, 2000. In February 1999, MediaOne Group partnered with various manufacturers of digital set-top boxes in order to provide an open conditional access system, which would be compliant with domestic OpenCable-TM- specifications.

    INTERNATIONAL. The Company's international broadband and wireless communications businesses also face significant competition in their respective markets. Telewest's cable television services compete with broadcast television stations, DBS services, satellite master antenna service systems and certain narrowband operators in the United Kingdom. Telewest's telecommunications services compete with domestic telephone companies in the United Kingdom, such as British Telecommunications plc. One 2 One competes with three cellular operators in the United Kingdom. Competition is based upon price, geographic coverage and the quality of the services offered. The wireless businesses in Central Europe face similar competition.

CONTINGENCIES

    Certain cable subsidiaries of the Company in Florida, Michigan, Minnesota and Ohio have been named as defendants in various class action lawsuits challenging such subsidiaries' policies for charging late payment fees when customers fail to pay for subscriber services in a timely manner. MediaOne Group is currently reviewing the lawsuits to determine what impact, if any, such lawsuits may have on the operations of the Company.

YEAR 2000 READINESS

    The statements made herein relating to the Year 2000 are designated as Year 2000 Readiness Disclosures for purposes of the Year 2000 Information and Readiness Disclosure Act. MediaOne Group uses software and related technologies throughout its business that may be affected by the date change in the year 2000. MediaOne Group established a corporate-wide Year 2000 program in 1997, which in relation to other business projects and objectives has been assigned a high priority. The inability of systems to appropriately recognize the year 2000 could result in a disruption of Company operations. More specifically, such a failure could result in material operational impacts on various of the Company's business operations, as identified in more detail in the chart below.

    MediaOne Group is progressing through a comprehensive program to evaluate and address the impact of the Year 2000 on its operations. MediaOne Group is utilizing both internal and external resources in implementing the program. The program consists of the following phases:

Phase
(I)        Assessment--Structured evaluation, including a detailed inventory outlining the impact that the Year 2000 may have on current operations.
(II)       Detailed Plan--Establishment of priorities, development of specific action steps and allocation of resources to address the issues as outlined in Phase I.
(III)      Conversion--Implementation of the necessary changes, (i.e., repair, replacement or retirement) as outlined in Phase II.
(IV)       Testing--Verification that the conversions implemented in Phase III will be successful in resolving the Year 2000 problem so that all inventory items will function properly, both as individual units and on an integrated basis.
(V)        Implementation--The final roll-out of fully tested components into an operational unit.

    MediaOne Group currently has activities underway in each of the five phases. The current stage of activities varies based upon the type of component, system, and/or service at issue.

    MediaOne Group has identified three primary risk assessment levels for various inventory items relative to the Year 2000 program. These levels are high, medium and low, with high risk items being those that may have such an impact on the business, that if the risk is not appropriately managed and/or mitigated, the occurrence of the risk could have an adverse impact on the operations of the business, its customers and its employees. Medium risks are those that if they are not appropriately managed and/or mitigated, the occurrence of the risk may cause major difficulties in managing the day-to-day operations of the business, and/or have a significant impact on the ability to deliver acceptable service to customers. Low risks are those that if they are not appropriately managed and/or mitigated, the occurrence of the risk may cause difficulties in managing the business, however should not severely impact service delivery, cash flow, or critical management activities.

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

                                                                                                      ESTIMATED
                                                                                                       DATE OF
 BUSINESS FUNCTIONS      CURRENT AREAS OF FOCUS          OPERATIONAL IMPACT        CURRENT STATUS    COMPLETION
--------------------  ----------------------------  ----------------------------  -----------------  -----------
Customer Service      Head End Controller           Inability to provide video,    Early Phase IV      Q2 1999
                      Digital Transmission          telephony & data service to
                        Equipment                   customers
                      Switches
                      Ad Insertion
                      Network Surveillance

Customer Care &       Subscriber Billings           Loss of revenues               Early Phase IV      Q3 1999
  Billing             Ad Sales Billings             Loss of customer
                      Call Center Operations        provisioning and repair
                      Data Communications           support
                      Desktop Computing

Cash Flow             Financial Systems             Interruption to cash           Early Phase IV      Q2 1999
                                                    receipts & disbursements
                                                    cycle

Employees, Health &   Payroll & Benefit Systems     Loss of support systems and    Early Phase IV      Q3 1999
  Safety              Facilities Functions          employee disruption

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

    MediaOne Group continues to monitor Year 2000 efforts at TWE. TWE has represented to MediaOne Group that they continue to be in the conversion phase of their Year 2000 program as of December 31, 1998. MediaOne Group is planning to continue the audit of TWE and its progress relative to its Year 2000 program during 1999, as deemed necessary. MediaOne Group will continue to monitor information provided to the investor community by AirTouch to evaluate the progress toward remediation of Year 2000 issues and to monitor MediaOne Group's investment value.

(II) INTERNATIONAL INVESTMENTS

    Internationally, MediaOne Group holds an investment in Telewest, the largest provider of combined cable and broadband communications services in the United Kingdom. MediaOne Group also holds interests in cable and broadband properties in the Netherlands, Belgium, the Czech Republic, Japan and Singapore. Additionally, MediaOne Group holds wireless interests which include a 50 percent joint venture interest in One 2 One, a provider of PCS services in the United Kingdom. MediaOne Group also owns interests in wireless properties in Hungary, the Czech and Slovak Republics, Poland, Russia and India.

    All of the fourteen key international ventures in which MediaOne Group has an investment continue to be in the Conversion and Testing Phases. The current stage of activities varies within each venture as well as upon the type of component at issue. Based upon current information provided by the ventures to MediaOne Group, costs of addressing potential problems are not expected to have a material adverse impact on MediaOne Group's financial position.

THIRD PARTY RELATIONSHIPS

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

BUSINESS CONTINUITY

    Business continuity teams are in place for the Year 2000 program and include business contingency and response and recovery management. Initial contingency plans for mission critical projects that had not completed testing by December 31, 1998 have been developed that include trigger dates and processes for implementation of such plans if needed. Operational response and recovery plans are being refined and expected to be in place by third quarter 1999. There can be no assurance that the contingency plans developed by the Company will eliminate all potential for service interruption.

COSTS OF YEAR 2000 PROGRAM

    MediaOne Group has incurred approximately $22 of costs to implement its Year 2000 compliance program through the fourth quarter of 1998 and currently expects to incur between $60 to $75 of costs in aggregate, of which $10 to $15 represent capitalized expenditures. Of the total costs being incurred, approximately $50 to $65 are incremental to MediaOne Group. The funding of these costs will be managed by the Company through its liquidity and capital resources plan.

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

FUTURE IMPLEMENTATION OF NEW ACCOUNTING STANDARDS

    In the year 2000, the Company will adopt SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. Among other things, the statement requires that an entity recognize all derivative instruments on the balance sheet as either assets or liabilities, and to account for those instruments at fair value. The Company is evaluating the impact of SFAS No. 133.

    Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," was issued in March 1998. SOP 98-1, among other things, requires that certain costs of internal use software, whether purchased or developed internally, be capitalized and amortized over the estimated useful life of the software. Adoption of SOP 98-1 is required as of January 1, 1999 and will not have a material impact on the results of operations of the Company.

    SOP 98-5, "Reporting on the Costs of Start-Up Activities," was issued in April 1998. SOP 98-5 requires, among other things, that the costs related to start-up activities of a new entity, facility, product or service be expensed. Adoption of SOP 98-5 is required as of January 1, 1999, and will not have a material impact on the results of operations of the Company.

OUTLOOK

    The outlook section contains "forward looking information" within the meaning of the Private Securities Litigation Reform Act of 1995. Although MediaOne Group believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. For a detailed listing of factors that could cause actual results to differ from the Company's expectations, see the "Safe Harbor Language" on page 14, incorporated herein by reference.

DOMESTIC CABLE AND BROADBAND BUSINESS

    The following expectations are based on the cable systems held as of December 31, 1998, and could be impacted by cable system acquisitions, dispositions or trades.

    CONSOLIDATED REVENUES. The Company expects total revenue growth around 10 percent during 1999. Total revenue includes video, HSD, telephony and other services. Revenue growth will be driven by the following:

 (i) Basic cable revenues--The Company anticipates average rate increases for its basic cable services to be no higher than five percent in 1999.

 (ii) Subscriber growth--As of year-end 1999, subscriber growth is expected to be around 1.5 percent, on a comparable basis.

 (iii) Premium services revenues--The negative trend in premium services revenues is expected to reverse during 1999 as a result of the introduction of "NexTV", a packaging proposition which focuses on clustering related premium channels.

 (iv) Pay per view revenues--Various sporting events in 1999 are expected to generate increased revenues over 1998 and reverse the overall decrease in this category.

 (v) Advertising revenues--MediaOne Group expects growth of approximately 20 percent in advertising revenues during 1999.

 (vi) HSD revenues--The Company expects to increase its HSD customers by upwards of 100,000 during 1999.

 (vii) Telephony revenues--The telephony customer base is expected to more than triple by year-end 1999.

    CONSOLIDATED EBITDA. EBITDA growth is expected to be approximately five percent in 1999. The Company anticipates double digit EBITDA growth by the year 2000. New Products are expected to incur total losses of $55 during 1999 as a result of reduced EBITDA losses for HSD services, offset by increased EBITDA losses for telephony services. The Company is also working on a number of different initiatives to improve service and add to the domestic cable business capabilities. The costs of such initiatives are expected to amount to approximately $55 in each of 1999 and 2000.

    TIME WARNER ENTERTAINMENT. The Company's investment in Time Warner Entertainment continues to increase in value. Cash distributions from this asset are expected in the foreseeable future.

INTERNATIONAL BUSINESS

    The Company expects to approximately double proportionate EBITDA from its international ventures in 1999. MediaOne Group continues to focus on high-growth ventures. Management's expectations are to continue making select investments in Europe and Asia as opportunities arise, to extract value from its international ventures when they reach peak levels, and to exit those ventures in which it cannot obtain an acceptable level of control.

    In the third quarter of 1998, Russia experienced a political and economic crisis which had a significant detrimental impact on the business climate. As a result of the crisis, the Company conducted an evaluation of its investments in Russia which are held by RTDC, a 66.5 percent owned subsidiary. The Company concluded that the investments held by RTDC, although impacted by the crisis, were not impaired at the present time. The future prospects for the Russian economy are unknown. Although predictions vary, the political or economic climate of Russia may decline further and could result in a change in the assessment of its investments. As of December 31, 1998, the Company had a net investment in RTDC of $11, a net receivable from the venture of $9, and an outstanding guarantee of RTDC debt of $17.

    The company owns a 49 percent interest in BPL Cellular Limited ("BPL Cellular"), a wireless venture which provides cellular telephone service in certain areas of India. In 1998, BPL Cellular made only partial payments on its cellular license due to the India government. In recent months, the government has indicated a willingness to re-examine its regulations applicable to cellular carriers, including the license fee structure. BPL Cellular will require cash from external sources to fund its operations in 1999 and is currently in negotiations with banks regarding its interim and long-term financing needs. As of December 31, 1998, the Company had a net investment in BPL Cellular of a negative $53. The Company has recorded losses in excess of its capital contributions due to outstanding loan guarantees of BPL Cellular's debt of approximately $86. The Company also has an outstanding receivable from BPL Cellular of $10.

                                * * * * * * * *

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

SELECTED PROPORTIONATE FINANCIAL DATA

    The following table reflects the significant entities included in MediaOne Group's Consolidated Financial Statements and the percent ownership by industry segment. The proportionate financial and operating data for these entities are summarized in the proportionate data tables that follow.

                     DOMESTIC                                  INTERNATIONAL
               CABLE AND BROADBAND           CABLE AND BROADBAND         WIRELESS COMMUNICATIONS

    C          MediaOne of Delaware            Cable Plus a.s.                   Russian
    O                  100%                    (Czech Republic)             Telecommunications
    N                                               97.1%                   Development Corp.
    S                                                                            (Russia)
    O                                                                             66.5%
    L
    I
    D
    A
    T
    E
    D

                       TWE                      Telewest (UK)                 One 2 One (UK)
                      25.51%                        29.9%                          50%
    E                                            A2000 (KTA)                    Westel 450
    Q                                           (Netherlands)                   (Hungary)
    U                                                50%                           49%
    I                                              Telenet                      Westel 900
    T                                             (Belgium)                     (Hungary)
    Y                                                25%                           49%
                                            Singapore Cablevision                EuroTel
    M                                            (Singapore)                 (Czech & Slovak
    E                                                25%                        Republics)
    T                                        Titus Communications                 24.5%
    H                                           Corp. (Japan)            Polska Telefonia Cyfrowa
    O                                                25%                         (Poland)
    D                                       Chofu Cable Television                22.5%
                                                   (Japan)                 BPL Cellular Limited
                                                    19.1%                        (India)
                                                                                   49%

    Effective December 31, 1997, MediaOne Group no longer reflects proportionate information on Binariang SDN BHD in Malaysia and Aria WEST in Indonesia as the Company's investments in these entities have been written-down to zero.

PROPORTIONATE RESULTS OF OPERATIONS--1998 COMPARED WITH 1997

    The following table and discussion is not required by GAAP or intended to replace the Consolidated Financial Statements prepared in accordance with GAAP. It is presented supplementally because

MediaOne Group believes that proportionate financial and operating data facilitate the understanding and assessment of its Consolidated Financial Statements. The table does not reflect financial data of the capital assets segment. The financial information included below departs materially from GAAP because it aggregates the revenues and operating income of entities not controlled by MediaOne Group with those of the consolidated operations of MediaOne Group.

                                                                                   DECEMBER 31,             CHANGE
                                                                               --------------------  --------------------
                                                                                 1998       1997         $          %
                                                                               ---------  ---------  ---------  ---------
PROPORTIONATE REVENUES
Cable and broadband:
  Domestic(1)................................................................  $   5,591  $   5,210  $     381        7.3
  International..............................................................        339        474       (135)     (28.5)
                                                                               ---------  ---------  ---------  ---------
                                                                                   5,930      5,684        246        4.3

International wireless.......................................................      1,117        756        361       47.8
Corporate....................................................................         20         17          3       17.6
Other(2).....................................................................         65        114        (49)     (43.0)
                                                                               ---------  ---------  ---------  ---------
  Total proportionate revenues(3)............................................  $   7,132  $   6,571  $     561        8.5
                                                                               ---------  ---------  ---------  ---------
                                                                               ---------  ---------  ---------  ---------
PROPORTIONATE EBITDA(4)
Cable and broadband:
  Domestic(1)................................................................  $   1,741  $   1,641  $     100        6.1
  International..............................................................         21         36        (15)     (41.7)
                                                                               ---------  ---------  ---------  ---------
                                                                                   1,762      1,677         85        5.1

International wireless.......................................................        184         41        143     --
Corporate....................................................................        (69)       (80)        11      (13.8)
Other........................................................................          1        (18)        19     --
                                                                               ---------  ---------  ---------  ---------
  Total proportionate EBITDA(3)..............................................  $   1,878  $   1,620  $     258       15.9
                                                                               ---------  ---------  ---------  ---------
                                                                               ---------  ---------  ---------  ---------

------------------------

(1) The proportionate results are based on MediaOne Group's 25.51 percent pro rata priority and residual equity interests in reported TWE results. The reported TWE results are prepared in accordance with GAAP and have not been adjusted to report TWE results on a proportionate basis.

(2) Primarily includes international directories.

(3) Amounts exclude proportionate revenues for the domestic wireless operations of $354 and $1,340, and proportionate EBITDA of $114 and $398, for 1998 and 1997, respectively.

(4) Proportionate EBITDA represents MediaOne Group's equity interest in the entities multiplied by the entity's EBITDA. As such, proportionate EBITDA does not represent cash available to MediaOne Group.

                                                                               DECEMBER 31,             CHANGE
                                                                           --------------------  --------------------
PROPORTIONATE STATISTICS (IN THOUSANDS)                                      1998       1997      AMOUNT        %
-------------------------------------------------------------------------  ---------  ---------  ---------  ---------
Cable and broadband:
  Domestic video subscribers(1)..........................................      7,719      7,524        195        2.6
  Domestic homes passed..................................................     12,964     12,313        651        5.3
  Domestic HSD subscribers...............................................        110         28         82     --
  Domestic telephone lines...............................................         13     --             13      100.0

  International video subscribers........................................        993        899         94       10.5
  International homes passed.............................................      2,581      2,030        551       27.1
  International telephone lines..........................................        487        403         84       20.8

International wireless:
  Subscribers............................................................      1,734      1,018        716       70.3
  POPs...................................................................     72,754     76,927     (4,173)      (5.4)

------------------------

(1) The proportionate results are based on MediaOne Group's 25.51 percent pro rata priority and residual equity interests in reported Time Warner Entertainment Company L.P. ("TWE") results. The reported TWE results are prepared in accordance with GAAP and have not been adjusted to report TWE results on a proportionate basis.

    Normalized for the one-time effects of acquisitions, dispositions and other asset transactions, proportionate revenues increased $961, or 15.7 percent, and EBITDA increased $317, or 20.7 percent.

    CABLE AND BROADBAND--DOMESTIC. During 1998, normalized for the one-time effects of cable system acquisitions and dispositions, and a change in classification of the domestic cable late fee revenues, proportionate revenues increased $538, or 10.7 percent. This is a result of increases in subscribers and revenue per subscriber mainly due to expanded channel offerings, repackaging of services and increased rates. Normalized for the one-time effects of cable system acquisitions and dispositions, proportionate EBITDA increased $123, or
7.7 percent. This increase is primarily a result of higher revenues, partially offset by higher programming fees, increased personnel costs related to customer service initiatives and costs associated with the deployment of HSD and telephony services. Proportionate EBITDA related to TWE operations increased
12.1 percent. TWE's results benefited from improved cable, programming and filmed entertainment operations, and gains realized by asset sales.

    CABLE AND BROADBAND--INTERNATIONAL. During 1998, normalized for asset dispositions and the suspended proportionate reporting of the Malaysian and Indonesian ventures in 1998, international cable and broadband proportionate revenues increased $61, or 21.9 percent, due primarily to customer growth at Telewest. During the same period, normalized proportionate EBITDA increased $32, to a positive $21 in proportionate EBITDA, due to improved operations at Telewest, partially offset by an increase in MediaOne Group international staff costs.

    Proportionate international cable subscribers totaled 993,000 at December 31, 1998, a 7.2 percent increase over last year on a comparable basis. Telewest's cable television subscribers increased 13.4 percent over last year on a comparable basis.

    INTERNATIONAL WIRELESS. During 1998, proportionate revenues and EBITDA for the international wireless operations increased due to the 80.1 percent increase in the international wireless subscriber base to 1,734,000, on a comparable basis. One 2 One, the PCS venture in the United Kingdom, and the digital wireless operations in Hungary, Czech Republic, Slovakia, and Poland contributed significantly to the increase. One 2 One added 454,000 proportionate customers, a 90 percent increase from a year ago.

    CORPORATE. During 1998, proportionate revenues for corporate operations increased $3, or 17.6 percent, to $20. Proportionate EBITDA losses decreased $11, or 13.8 percent, to $(69) primarily due to a $30 charge in 1997 for management changes and moving costs related to relocating MediaOne's operations from Boston to Denver, partially offset by increased overhead costs.

    OTHER. Other reflects the results of the international directories operations located in South America in both 1998 and 1997, and in Poland and the United Kingdom in 1997. Also included are costs related to development activities, primarily for the development of Internet content services. Proportionate revenues decreased $49 during 1998, primarily due to the sale of the United Kingdom and Poland international directories operations in the latter part of 1997. Proportionate EBITDA increased $19 during 1998, primarily due to the July 1998 transfer of an Internet content service operation to the domestic cable and broadband operation, and to the sale in 1997 of the international directories operations discussed above.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREOWNERS OF MEDIAONE GROUP, INC.:

    We have audited the accompanying Consolidated Balance Sheets of MediaOne Group, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1997, and the related Consolidated Statements of Operations, Shareowners' Equity and Cash Flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and this schedule based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MediaOne Group, Inc. and subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

    Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule appearing on page S-1 of this Form 10-K is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP
Denver, Colorado,
February 18, 1999 (except with
  respect to the matters discussed
  in Note 22, as to which the date
  is March 22, 1999).

                              REPORT OF MANAGEMENT

    The Consolidated Financial Statements of MediaOne Group have been prepared in conformity with generally accepted accounting principles applied on a consistent basis. The integrity and objectivity of information in these financial statements, including estimates and judgments, are the responsibility of management, as is all other financial information included in this report.

    MediaOne Group maintains a system of internal accounting controls designed to provide reasonable assurance as to the integrity and reliability of financial statements, the safeguarding of assets and the prevention and detection of material errors or fraudulent financial reporting. Monitoring of such systems includes an internal audit program designed to objectively assess the effectiveness of internal controls and recommend improvements therein.

    Limitations exist in any system of internal accounting controls based upon the recognition that the cost of the system should not exceed the benefits derived. MediaOne Group believes that the Company's system does provide reasonable assurance that transactions are executed in accordance with management's general or specific authorizations and is adequate to accomplish the stated objectives.

    The independent certified public accountants, whose report is included herein, were engaged to express an opinion on our Consolidated Financial Statements. Their opinion is based on procedures performed in accordance with generally accepted auditing standards, including examining, on a test basis, evidence supporting the amounts and disclosures in the Consolidated Financial Statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.

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

                                          Charles M. Lillis
                                          PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                          Richard A. Post
                                          EXECUTIVE VICE PRESIDENT AND
                                          CHIEF FINANCIAL OFFICER

February 18, 1999

                              MEDIAONE GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                         YEAR ENDED DECEMBER 31,
                                                                                     -------------------------------
                                                                                       1998       1997       1996
                                                                                     ---------  ---------  ---------
                                                                                           DOLLARS IN MILLIONS
Sales and other revenues...........................................................  $   2,882  $   3,847  $   1,837

Operating expenses:
  Cost of sales and other revenues.................................................      1,013      1,255        563
  Selling, general and administrative..............................................        926      1,305        844
  Depreciation and amortization....................................................      1,182      1,257        386
                                                                                     ---------  ---------  ---------
    Total operating expenses.......................................................      3,121      3,817      1,793
                                                                                     ---------  ---------  ---------
Operating income (loss)............................................................       (239)        30         44

Interest expense...................................................................       (491)      (678)      (164)
Equity losses in unconsolidated ventures...........................................       (417)      (909)      (346)
Gain on sale of domestic wireless investment.......................................      3,869     --         --
Gains on sales of investments......................................................         70        421     --
Loss on PrimeStar investment.......................................................       (163)    --         --
Guaranteed minority interest expense...............................................        (74)       (87)       (55)
Other income (expense)--net........................................................         83         16        (16)
                                                                                     ---------  ---------  ---------
Income (loss) from continuing operations before income taxes.......................      2,638     (1,207)      (537)
(Provision) benefit for income taxes...............................................     (1,208)       380        180
                                                                                     ---------  ---------  ---------
Income (loss) from continuing operations...........................................      1,430       (827)      (357)

Income from discontinued operations--net of tax: (See Note 24)
  Results of operations............................................................        747      1,524      1,535
  Gain on Separation...............................................................     24,461     --         --
                                                                                     ---------  ---------  ---------
Income before extraordinary item...................................................     26,638        697      1,178
Extraordinary item--early extinguishment of debt--net of tax.......................       (333)    --         --
                                                                                     ---------  ---------  ---------
NET INCOME.........................................................................  $  26,305  $     697  $   1,178
                                                                                     ---------  ---------  ---------
                                                                                     ---------  ---------  ---------
Preferred stock dividends and accretion............................................        (55)       (52)        (9)
Loss on redemption of Preferred Securities.........................................        (53)    --         --
                                                                                     ---------  ---------  ---------
EARNINGS AVAILABLE FOR COMMON STOCK(1).............................................  $  26,197  $     645  $   1,169
                                                                                     ---------  ---------  ---------
                                                                                     ---------  ---------  ---------

------------------------

(1) The Company distributed $25,345 as a dividend to New U S WEST stockholders upon the Separation representing the fair value of the businesses comprising New U S WEST.

   The accompanying notes are an integral part of the Consolidated Financial
                                  Statements.

                              MEDIAONE GROUP, INC.

                                                                                    YEAR ENDED DECEMBER 31,
                                                                               ----------------------------------
                                                                                  1998        1997        1996
                                                                               ----------  ----------  ----------
                                                                                      IN THOUSANDS, EXCEPT
                                                                                       PER SHARE AMOUNTS
MEDIAONE GROUP STOCK(1)

BASIC EARNINGS (LOSS) PER COMMON SHARE:
  Income (loss) from continuing operations...................................  $     2.18  $    (1.45) $    (0.74)
  Income from discontinued operations(2).....................................        0.26        0.57        0.58
  Gain on Separation.........................................................       40.25      --          --
  Extraordinary item--early extinguishment of debt...........................       (0.55)     --          --
                                                                               ----------  ----------  ----------
Basic earnings (loss) per common share.......................................  $    42.14  $    (0.88) $    (0.16)
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
BASIC AVERAGE COMMON SHARES OUTSTANDING......................................     607,648     606,749     491,924
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
DILUTED EARNINGS (LOSS) PER COMMON SHARE:
  Income (loss) from continuing operations...................................  $     2.10  $    (1.45) $    (0.74)
  Income from discontinued operations(2).....................................        0.24        0.57        0.58
  Gain on Separation.........................................................       37.46      --          --
  Extraordinary item--early extinguishment of debt...........................       (0.51)     --          --
                                                                               ----------  ----------  ----------
Diluted earnings (loss) per common share.....................................  $    39.29  $    (0.88) $    (0.16)
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
DILUTED AVERAGE COMMON SHARES OUTSTANDING....................................     652,955     606,749     491,924
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

------------------------

(1) For additional earnings per share information of MediaOne Group Stock and earnings per share information of Communications Stock, see Note 17--Earnings Per Share--to the Consolidated Financial Statements.

(2) Amounts represent the operations of U S WEST Dex, Inc., which were discontinued as of June 12, 1998.

   The accompanying notes are an integral part of the Consolidated Financial
                                  Statements.

                              MEDIAONE GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                                    DECEMBER 31,
                                                                                                --------------------
                                                                                                  1998       1997
                                                                                                ---------  ---------
                                                                                                DOLLARS IN MILLIONS
                                                       ASSETS
Current assets:
  Cash and cash equivalents...................................................................  $     415  $     184
  Accounts and notes receivable, less allowance for credit losses of $31 and $64,
    respectively..............................................................................        255        604
  Income tax receivable.......................................................................        375     --
  Current portion of deferred tax asset.......................................................         74        102
  Prepaid and other...........................................................................         33         77
  Marketable securities.......................................................................         48     --
  Net investment in assets of discontinued operations.........................................     --          4,367
                                                                                                ---------  ---------
Total current assets..........................................................................      1,200      5,334

Property, plant and equipment-net.............................................................      4,069      4,272
Investment in AirTouch Communications.........................................................      5,919     --
Investment in Time Warner Entertainment.......................................................      2,442      2,486
Net investment in international ventures......................................................      1,344        742
Net investment in assets held for sale........................................................     --            419
Intangible assets-net.........................................................................     11,647     12,597
Other assets..................................................................................      1,571        933
                                                                                                ---------  ---------
Total assets..................................................................................  $  28,192  $  26,783
                                                                                                ---------  ---------
                                                                                                ---------  ---------

                                        LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
  Short-term debt.............................................................................  $     569  $     735
  Accounts payable............................................................................        332        395
  Employee compensation.......................................................................         80        109
  Deferred revenue and customer deposits......................................................         87        108
  Other.......................................................................................        546        841
                                                                                                ---------  ---------
Total current liabilities.....................................................................      1,614      2,188

Long-term debt................................................................................      4,853      8,228
Deferred income taxes.........................................................................      6,035      3,276
Deferred credits and other....................................................................        641        587
Commitments and contingencies.................................................................

Minority interest in Centaur Funding..........................................................      1,099     --
Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding
  solely Company-guaranteed debentures........................................................      1,061      1,080
Preferred stock subject to mandatory redemption...............................................        100        100

Shareowners' equity:
  Series D Preferred Stock--$1.00 per share par value, 20,000,000 shares authorized,
    19,999,478 shares issued and outstanding..................................................        927        923
  Common shares--.............................................................................     10,324     10,876
    MediaOne Group Stock--$0.01 per share par value, 2,000,000,000 shares authorized,
     630,915,792 and 626,565,410 issued, and 603,475,920 and 607,807,934 outstanding, respectively.............................................................................
    Communications Stock--$0.01 per share par value, 2,000,000,000 shares authorized,
     484,522,015 issued and 484,515,415 outstanding in 1997...................................
  Retained earnings (deficit).................................................................        669       (359)
  LESOP guarantee.............................................................................     --            (46)
  Accumulated other comprehensive income (loss)...............................................        869        (70)
                                                                                                ---------  ---------
Total shareowners' equity.....................................................................     12,789     11,324
                                                                                                ---------  ---------
Total liabilities and shareowners' equity.....................................................  $  28,192  $  26,783
                                                                                                ---------  ---------
                                                                                                ---------  ---------

   The accompanying notes are an integral part of the Consolidated Financial
                                  Statements.

                              MEDIAONE GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           YEAR ENDED DECEMBER 31,
                                                                                       -------------------------------
                                                                                         1998       1997       1996
                                                                                       ---------  ---------  ---------
                                                                                             DOLLARS IN MILLIONS
OPERATING ACTIVITIES
Net income...........................................................................  $  26,305  $     697  $   1,178
Adjustments to net income:
  Discontinued operations............................................................       (747)    (1,524)    (1,535)
  Gain on Separation.................................................................    (24,461)    --         --
  Extraordinary loss on debt extinguishment..........................................        333     --         --
  Depreciation and amortization......................................................      1,182      1,257        386
  Equity losses in unconsolidated ventures...........................................        417        909        346
  Distribution from unconsolidated ventures..........................................         51          9         14
  Gain on sale of domestic wireless investment.......................................     (3,869)    --         --
  Gains on sales of investments......................................................        (70)      (421)    --
  Loss on PrimeStar investment.......................................................        163     --         --
  Deferred income taxes and amortization of investment tax credits...................      1,579       (149)       (68)
  Provision for uncollectibles.......................................................         42         74         44
Separation costs paid................................................................       (140)    --         --
Changes in operating assets and liabilities:
  Accounts and notes receivable......................................................        142       (163)       (83)
  Prepaid and other current assets...................................................        (22)       (44)        14
  Accounts payable and accrued liabilities...........................................       (304)       239        114
Other-net............................................................................        (37)       111         21
                                                                                       ---------  ---------  ---------
Cash provided by operating activities................................................        564        995        431
                                                                                       ---------  ---------  ---------
INVESTING ACTIVITIES
Expenditures for property, plant and equipment.......................................     (1,726)    (1,522)      (627)
Payment to Continental Cablevision shareowners.......................................     --         (1,150)    --
Investments in international ventures................................................       (583)      (334)      (257)
Investments in domestic ventures.....................................................       (108)      (249)      (164)
Purchase of miscellaneous assets.....................................................        (92)       (25)    --
Proceeds from sales of investments...................................................        241      1,827         28
Cash from net investment in assets held for sale.....................................         31        231        213
Other-net............................................................................       (164)    --         --
                                                                                       ---------  ---------  ---------
Cash used for investing activities...................................................     (2,401)    (1,222)      (807)
                                                                                       ---------  ---------  ---------
FINANCING ACTIVITIES
Net proceeds from (repayments of) short-term debt....................................        728     (3,556)     3,829
Repayments of long-term debt.........................................................     (5,447)      (379)    (4,217)
Repayments of Preferred Securities...................................................       (582)    --         --
Proceeds from issuance of long-term debt-net.........................................      1,642      4,123        360
Proceeds from issuance of Preferred Securities-net...................................        484     --            465
Proceeds from issuance of common stock...............................................        144        106        136
Proceeds from issuance of Centaur Funding Preference Shares-net......................      1,099     --         --
Purchases of treasury stock..........................................................       (383)       (53)      (297)
Dividends paid on common stock.......................................................       (519)      (992)      (939)
Dividends paid on preferred stock....................................................        (51)       (50)        (9)
                                                                                       ---------  ---------  ---------
Cash used for financing activities...................................................     (2,885)      (801)      (672)
                                                                                       ---------  ---------  ---------
Cash provided by discontinued operations.............................................      4,953      1,091      1,149
                                                                                       ---------  ---------  ---------
CASH AND CASH EQUIVALENTS
  Increase...........................................................................        231         63        101
  Beginning balance..................................................................        184        121         20
                                                                                       ---------  ---------  ---------
  Ending balance.....................................................................  $     415  $     184  $     121
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------

   The accompanying notes are an integral part of the Consolidated Financial
                                  Statements.

                              MEDIAONE GROUP, INC.

                 CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY

                                                                                                       ACCUMULATED
                                                                                                          OTHER
                                                                                                      COMPREHENSIVE
                                                                                                      INCOME/(LOSS)
                                                                                                      -------------
                                                     PREFERRED     COMMON     RETAINED                   FOREIGN
                                                       STOCK        STOCK     EARNINGS      LESOP       CURRENCY
                                                      AMOUNT       AMOUNT     (DEFICIT)   GUARANTEE    TRANSLATION
                                                    -----------  -----------  ---------  -----------  -------------
                                                                          DOLLARS IN MILLIONS
BALANCE DECEMBER 31, 1995.........................                $   8,228   $    (121)  $    (127)    $     (38)
Issuance of Communications Stock..................                      216
Issuance of MediaOne Group Stock for Continental
  Acquisition.....................................                    2,590
Other issuances of MediaOne Group Stock...........                       38
Issuance of Series D Preferred Stock..............   $     920
Purchase of treasury stock........................                     (297)
Common dividends declared ($2.14 per
  Communications share)...........................                               (1,024)
Preferred dividends...............................                                   (9)
Other.............................................                      (34)         (7)         36
Comprehensive Income:
  Net income......................................                                1,178
  Market value adjustments for debt and equity
    securities, net...............................
  Foreign currency translation....................                                                             (1)
    Other comprehensive income, net...............
Total comprehensive income........................
                                                         -----   -----------  ---------       -----           ---
BALANCE DECEMBER 31, 1996.........................         920       10,741          17         (91)          (39)
Issuance of Communications Stock..................                      138
Issuance of MediaOne Group Stock..................                       40
Purchase of treasury stock........................                      (53)
Common dividends declared ($2.14 per
  Communications share)...........................                               (1,034)
Preferred dividends...............................           3                      (52)
Other.............................................                       10          13          45
Comprehensive Income:
  Net income......................................                                  697
  Market value adjustments for debt and equity
    securities, net...............................
  Foreign currency translation....................                                                            (56)
    Other comprehensive income, net...............
Total comprehensive income........................
                                                         -----   -----------  ---------       -----           ---
BALANCE DECEMBER 31, 1997.........................         923       10,876        (359)        (46)          (95)
Issuance of Communications Stock..................                       24
Distribution of New U S WEST......................                     (421)    (24,924)
Issuance of MediaOne Group Stock..................                       81
Purchase of treasury stock........................                     (383)
Common dividends declared ($0.535 per
  Communications share)...........................                                 (260)
Preferred dividends and accretion.................           4                      (55)
Loss on redemption of Preferred Securities........                                  (53)
Other.............................................                      147          15          46
Comprehensive Income:
  Net income......................................                               26,305
  Market value adjustments for debt and equity
    securities and Exchangeable Notes, net........
  Foreign currency translation....................                                                             (4)
    Other comprehensive income, net...............
Total comprehensive income........................
                                                         -----   -----------  ---------       -----           ---
BALANCE DECEMBER 31, 1998.........................   $     927    $  10,324   $     669   $  --         $     (99)
                                                         -----   -----------  ---------       -----           ---
                                                         -----   -----------  ---------       -----           ---


                                                       UNREALIZED
                                                     GAIN/(LOSS) ON
                                                     DEBT AND EQUITY              COMPREHENSIVE
                                                       SECURITIES        TOTAL        INCOME
                                                    -----------------  ---------  --------------

BALANCE DECEMBER 31, 1995.........................      $       6      $     (32)
Issuance of Communications Stock..................
Issuance of MediaOne Group Stock for Continental
  Acquisition.....................................
Other issuances of MediaOne Group Stock...........
Issuance of Series D Preferred Stock..............
Purchase of treasury stock........................
Common dividends declared ($2.14 per
  Communications share)...........................
Preferred dividends...............................
Other.............................................
Comprehensive Income:
  Net income......................................                                  $    1,178
  Market value adjustments for debt and equity
    securities, net...............................             (5)            (5)
  Foreign currency translation....................                            (1)
                                                                       ---------
    Other comprehensive income, net...............                            (6)           (6)
                                                                                       -------
Total comprehensive income........................                                  $    1,172
                                                            -----      ---------       -------
                                                                                       -------
BALANCE DECEMBER 31, 1996.........................              1            (38)
Issuance of Communications Stock..................
Issuance of MediaOne Group Stock..................
Purchase of treasury stock........................
Common dividends declared ($2.14 per
  Communications share)...........................
Preferred dividends...............................
Other.............................................
Comprehensive Income:
  Net income......................................                                         697
  Market value adjustments for debt and equity
    securities, net...............................             24             24
  Foreign currency translation....................                           (56)
                                                                       ---------
    Other comprehensive income, net...............                           (32)          (32)
                                                                                       -------
Total comprehensive income........................                                  $      665
                                                            -----      ---------       -------
                                                                                       -------
BALANCE DECEMBER 31, 1997.........................             25            (70)
Issuance of Communications Stock..................
Distribution of New U S WEST......................
Issuance of MediaOne Group Stock..................
Purchase of treasury stock........................
Common dividends declared ($0.535 per
  Communications share)...........................
Preferred dividends and accretion.................
Loss on redemption of Preferred Securities........
Other.............................................
Comprehensive Income:
  Net income......................................                                      26,305
  Market value adjustments for debt and equity
    securities and Exchangeable Notes, net........            943            943
  Foreign currency translation....................                            (4)
                                                                       ---------
    Other comprehensive income, net...............                           939           939
                                                                                       -------
Total comprehensive income........................                                  $   27,244
                                                            -----      ---------       -------
                                                                                       -------
BALANCE DECEMBER 31, 1998.........................      $     968      $     869
                                                            -----      ---------
                                                            -----      ---------

   The accompanying notes are an integral part of the Consolidated Financial
                                  Statements.

                              MEDIAONE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE 1: THE SEPARATION

    Prior to June 12, 1998, MediaOne Group, Inc. ("MediaOne Group" or the "Company") was known as "U S WEST, Inc." ("Old U S WEST"). On June 12, 1998, Old U S WEST separated its businesses into two independent public companies (the "Separation"). Until the Separation, Old U S WEST conducted its businesses through two groups: U S WEST Media Group (the "Media Group") and U S WEST Communications Group (the "Communications Group"). Upon Separation, Old U S WEST was renamed "MediaOne Group, Inc." and retained the multimedia businesses of Media Group, except for U S WEST Dex, Inc. ("Dex"), the domestic directory business. The telecommunications businesses of the Communications Group became an independent public company and retained the "U S WEST, Inc." name ("New U S WEST"). In addition, Dex was aligned with New U S WEST (the "Dex Alignment").

    The Separation was consummated pursuant to the terms of a separation agreement between MediaOne Group and New U S WEST (the "Separation Agreement"). The Company accounted for the distribution of New U S WEST stock to the Communications Group stockholders, and to the Media Group stockholders for the Dex Alignment, as a discontinuance of the businesses comprising New U S WEST. As a result, certain financial information of Old U S WEST has been restated to give effect to the classification of New U S WEST as a discontinued operation. See Note 24--Discontinued Operations--to the Consolidated Financial Statements.

    Prior to the Separation, Old U S WEST had outstanding two separate classes of common stock which reflected the performance of its two groups. The performance of Media Group was reflected by the U S WEST Media Group common stock (the "Media Stock") and the performance of the Communications Group was reflected by the U S WEST Communications Group common stock (the "Communications Stock"). Upon Separation, and in accordance with the Separation Agreement, each outstanding share of Media Stock remains outstanding and represents one share of MediaOne Group common stock ("MediaOne Group Stock"). Each issued and outstanding share of Communications Stock was redeemed for one share of New U S WEST common stock. See Note 16--Shareowners' Equity--to the Consolidated Financial Statements.

    In connection with the Dex Alignment, (i) each holder of Media Stock received as a dividend .02731 shares of New U S WEST common stock for each share of Media Stock held (the "Dex Dividend"), and (ii) $3.9 billion of Old U S WEST debt was refinanced by New U S WEST.

    In connection with the Separation, MediaOne Group refinanced substantially all of the indebtedness issued or guaranteed by Old U S WEST through a combination of tender offers, prepayments and consent solicitations (the "Refinancing"). See Note 10--Debt--to the Consolidated Financial Statements.

NOTE 2: BUSINESS OVERVIEW

    MediaOne Group is a diversified global broadband communications company, and the third largest cable television system operator in the United States with large clusters in Atlanta, Massachusetts, California, Florida, Detroit, and Minneapolis/St. Paul. The Company has operations and investments in two principal areas: (1) domestic broadband communications, and (2) international broadband and wireless communications. Among its investments, MediaOne Group owns an investment in Time Warner

                              MEDIAONE GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2: BUSINESS OVERVIEW (CONTINUED)
Entertainment Company, L.P. ("TWE" or "Time Warner Entertainment"), which provides cable programming, filmed entertainment and broadband communications services, and is the second largest cable television system operator in the United States. The Company also owns an investment in Telewest Communications plc ("Telewest"), the largest provider of residential cable, telephone and Internet access services in the United Kingdom.

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION. The Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiaries. Effective on December 31, 1998, the Consolidated Balance Sheet includes the accounts of the capital assets segment. Prior to this time, the capital assets segment had been reported as "net investment in assets held for sale." See Note 23--Net Investment In Assets Held For Sale--to the Consolidated Financial Statements. All significant intercompany amounts and transactions within continuing operations have been eliminated. Investments in less than majority-owned ventures are generally accounted for using the equity method.

    Certain reclassifications within the Consolidated Financial Statements have been made to conform to the current year presentation.

    USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

    CASH AND CASH EQUIVALENTS. Cash and cash equivalents include highly liquid investments with original maturities of three months or less that are readily convertible into cash and are not subject to significant risk from fluctuations in interest rates.

    PROPERTY, PLANT AND EQUIPMENT. The investment in property, plant and equipment, including construction materials, is carried at cost less accumulated depreciation. Additions, replacements and substantial betterments are capitalized. Costs for normal repair and maintenance of property, plant and equipment are expensed as incurred.

    MediaOne of Delaware, Inc. ("MediaOne"), the domestic cable and broadband subsidiary of the Company, provides for depreciation of certain property, plant and equipment using various straight-line group methods and remaining economic lives. When depreciable property, plant and equipment accounted for on the group methods is retired or sold, the original cost less the net salvage value is generally charged to accumulated depreciation. The Company's remaining assets are depreciated using the straight-line method. Gains or losses on disposal are included in income.

    The Company depreciates buildings between 10 to 35 years, cable distribution systems between 3 to 15 years, and general purpose computers and other between 3 to 20 years.

    Interest related to qualifying construction projects, including construction projects of equity method investees, is capitalized and reflected as a reduction of interest expense. Amounts capitalized were $19, $36 and $38 for the years ended 1998, 1997 and 1996, respectively.

                              MEDIAONE GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    COMPUTER SOFTWARE. MediaOne capitalizes computer software, whether purchased or developed internally. Capitalized software costs are amortized over periods ranging up to 5 years. MediaOne Group expenses all other computer software costs.

    Capitalized computer software of $89 and $24 at December 31, 1998 and 1997, respectively, is recorded in property, plant and equipment. MediaOne amortized capitalized computer software costs of $13, $10 and $1 in 1998, 1997 and 1996, respectively.

    INTANGIBLE ASSETS. Intangible assets are recorded when the cost of acquired companies exceeds the fair value of their net tangible assets. The costs of identified intangible assets and goodwill are amortized by the straight-line method over periods ranging from 5 to 25 years. These assets are evaluated for impairment with other related assets, using the methodology as prescribed by Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

    INVESTMENTS IN DEBT AND EQUITY SECURITIES. Debt and marketable equity securities are classified as available for sale and are carried at fair market value with unrealized gains and losses included in equity as a component of other comprehensive income.

    FOREIGN CURRENCY TRANSLATION. Assets and liabilities of international subsidiaries and investments are translated at year-end exchange rates, and income statement items are translated at average exchange rates for the year. Resulting translation adjustments are included in equity as a component of other comprehensive income. Gains and losses resulting from foreign currency transactions are included in income.

    FINANCIAL INSTRUMENTS. Synthetic instrument accounting is used for interest rate swaps if the index, maturity, and amount of the instrument match the terms of the underlying debt. Net interest accrued is recognized over the life of the instruments as an adjustment to interest expense and is a component of cash provided by operating activities. Any gain or loss on the termination of an instrument that qualifies for synthetic instrument accounting would be deferred and amortized over the remaining life of the original instrument.

    Deferral accounting is used for foreign currency forward and purchased option contracts which qualify for and are designated as hedges of firm equity investment commitments and for forward and purchased option contracts which qualify as hedges of future debt issues or investments in debt and equity securities. To qualify for deferral accounting, the contracts must have a high inverse correlation to the exposure being hedged, and reduce the risk or volatility associated with changes in foreign exchange rates, interest rates, or equity prices. Qualified foreign exchange contracts are carried at market value with gains and losses recorded in equity until sale of the investment. Qualified interest rate contracts are associated with the related debt and amortized as yield adjustments. Qualified interest rate and equity contracts associated with investments in debt or equity securities are carried at market value, with gains and losses recorded to the associated investment account. Any gain or loss on the termination of a contract that qualifies for deferral accounting would be deferred and accounted for with the underlying transaction being hedged. If a contract does not maintain the required correlation with the hedged item, deferral accounting is terminated and a gain or loss is recognized in the Consolidated Statement of Operations for the difference between the change in the fair value of the contract and the change in the fair value of the hedged item.

    Market value accounting is used for derivative contracts which do not qualify for synthetic instrument or hedge accounting. Market value accounting is also used for foreign exchange contracts designated as

                              MEDIAONE GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) hedges of foreign denominated receivables and payables. These contracts are carried at market value in other assets or liabilities with gains and losses recorded as other income or expense. The Company does not enter into derivative financial instruments for trading purposes.

    STOCK OPTIONS. MediaOne Group accounts for its stock incentive plans in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." The Company also follows the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." See Note 18--Stock Incentive Plans--to the Consolidated Financial Statements.

    REVENUE RECOGNITION. Cable television, local telephone and high speed data Internet access are generally billed monthly in advance, and revenues are recognized the following month when services are provided. Revenues derived from other cable television services, including pay-per-view and advertising, are recognized as the service is provided.

    ADVERTISING COSTS. Costs related to advertising are expensed as incurred. Advertising expense was $114, $206 and $73 in 1998, 1997 and 1996, respectively.

    INCOME TAXES. The provision for income taxes consists of an amount for taxes currently payable or receivable and an amount for tax consequences deferred to future periods.

    EARNINGS PER COMMON SHARE. MediaOne Group computes basic and diluted earnings per common share in accordance with SFAS No. 128, "Earnings Per Share." See Note 17--Earnings Per Share--to the Consolidated Financial Statements. Unless otherwise indicated, all per share amounts in the notes to the Consolidated Financial Statements are computed based on basic weighted average common shares outstanding.

    FUTURE IMPLEMENTATION OF NEW ACCOUNTING STANDARDS. In the year 2000, the Company will adopt SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. Among other things, the statement requires that an entity recognize all derivative instruments on the balance sheet as either assets or liabilities, and to account for those instruments at fair value. The Company is evaluating the impact of SFAS No. 133.

    Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," was issued in March 1998. SOP 98-1, among other things, requires that certain costs of internal use software, whether purchased or developed internally, be capitalized and amortized over the estimated useful life of the software. Adoption of SOP 98-1 is required as of January 1, 1999 and will not have a material impact on the financial position or results of operations of the Company.

    SOP 98-5, "Reporting on the Costs of Start-Up Activities," was issued in April 1998. SOP 98-5 requires, among other things, that the costs related to start-up activities of a new entity, facility, product or service be expensed. Adoption of SOP 98-5 is required as of January 1, 1999 and will not have a material impact on the results of operations of the Company.

                              MEDIAONE GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4: DOMESTIC ACQUISITIONS AND DISPOSITIONS

    AIRTOUCH COMMUNICATIONS. On April 6, 1998, MediaOne Group sold its domestic wireless businesses to AirTouch Communications, Inc. ("AirTouch") in a tax-efficient transaction (the "AirTouch Transaction"). The AirTouch Transaction was consummated pursuant to an agreement and plan of merger (the "AirTouch Merger Agreement") dated as of January 29, 1998. The domestic wireless businesses included cellular communication services provided to 2.6 million customers in 12 western and midwestern states and a 25 percent interest in PrimeCo Personal Communications, L.P. ("PrimeCo"). Pursuant to the AirTouch Merger Agreement, AirTouch acquired these cellular and personal communications services ("PCS") interests. Consideration under the AirTouch Transaction consisted of (i) debt assumption of $1,350, (ii) the issuance to MediaOne Group of $1,650 in liquidation preference of 5.143 percent dividend bearing AirTouch preferred stock (fair value of $1,493), and (iii) the issuance to MediaOne Group of 59,314,000 shares of AirTouch common stock. The transaction resulted in a gain of $2,257, net of deferred taxes of $1,612.

    MediaOne Group accounts for its investment in AirTouch stock under the cost method of accounting, as available for sale securities. The AirTouch preferred stock is stated at fair value on the Consolidated Balance Sheet, in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." To minimize MediaOne Group's exposure to fluctuations in the fair value of the AirTouch preferred stock, the Company entered into an interest rate swap agreement in April 1998 and an interest rate option agreement in October 1998. The interest rate swap agreement matured in October 1998, and the interest rate option agreement in December 1998.

    During September 1998, the change in the value of the AirTouch preferred stock and interest rate swap did not achieve the required correlation to continue deferral accounting. Consequently, the Company recognized a net loss of $31 (net of income tax benefits of $19) in other income for the change in the fair value of the AirTouch preferred stock not offset by the fair value of the interest rate swap agreement in accordance with SFAS No. 80, "Accounting for Futures Contracts." In addition, the Company recorded a charge of $12 (net of income tax benefits of $8) for the purchase of the interest rate option offset by a gain on the portion of the interest rate option associated with the issuance of Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely Company-guaranteed debentures ("Preferred Securities"). The gain on the interest rate option associated with the Preferred Securities was $6 (net of income tax expense of $4).

    In January 1999, AirTouch entered into an agreement to merge its operations with a subsidiary of Vodafone Group Public Limited Company ("Vodafone"). See
Note 22--Subsequent Events--to the Consolidated Financial Statements.

    CABLE SYSTEMS. In December 1998, the Company acquired Time Warner, Inc.'s ("Time Warner") cable systems in the cities of Dearborn and Wayne, Michigan for $57. The systems serve approximately 31,000 subscribers. In addition, during 1998, MediaOne Group sold various cable television systems in California, Idaho, Iowa and Washington, serving approximately 33,000 subscribers, for total proceeds of $50.

    On October 13, 1998, MediaOne Group and Tele-Communications, Inc. ("TCI") signed a definitive agreement to exchange certain of MediaOne Group's cable television systems in Illinois and Michigan for certain of TCI's cable television systems in South Florida and California. The cable systems each serve approximately 500,000 subscribers. Consummation of the exchange is expected to occur in mid-1999, subject to regulatory approvals. These cable systems had a net book value of $521 at December 31, 1998,

                              MEDIAONE GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4: DOMESTIC ACQUISITIONS AND DISPOSITIONS (CONTINUED) and contributed revenues of $253 and operating income of $33 during 1998. In addition, MediaOne Group entered into a definitive agreement to sell its cable television systems in Reno, Nevada for approximately $21. The Nevada systems served approximately 10,000 subscribers, and closed in the first quarter of 1999. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company stopped depreciating and amortizing the systems held for sale.

    In May 1997, pursuant to a Federal Communications Commission ("FCC") order, the Company entered into an agreement to sell its cable systems in Minnesota (the "Minnesota System") for proceeds of $600. Under the terms of the agreement, the Company had the right to terminate the agreement at any time upon payment of a $30 termination fee. As a result of the Separation, the Company was no longer prohibited by federal law from owning the Minnesota System. In February 1998, in response to Old U S WEST's petition, the FCC granted a waiver which permitted the Company to retain the Minnesota System. The Company terminated the agreement to sell the Minnesota System and otherwise settled all claims related thereto.

    HIGH SPEED DATA JOINT VENTURE. On June 15, 1998, MediaOne Group formed a joint venture with Time Warner, TWE and Time Warner Entertainment-Advance/Newhouse Partnership ("TWE/AN") called "ServiceCo, LLC" (the "HSD Joint Venture") to deliver high speed data ("HSD") services. The parties to the joint venture contributed certain of their respective HSD assets into the HSD Joint Venture in exchange for common equity interests of approximately 31.4 percent for MediaOne Group, 10.7 percent for Time Warner,
25.0 percent for TWE and 32.9 percent for TWE/AN. In addition, Microsoft Corporation and Compaq Computer Corporation each contributed $212.5 million for a respective 10 percent preferred equity investment in the HSD Joint Venture. The preferred shares are convertible into a combined 20 percent common equity interest in the HSD Joint Venture. MediaOne Group will provide HSD services under the "Road Runner" brand name.

    Assuming the conversion of the preferred shares and taking into account MediaOne Group's ownership in TWE, MediaOne Group would hold a proportionate diluted common equity interest in the HSD Joint Venture of approximately 34.6 percent. MediaOne Group accounts for its investment in the HSD Joint Venture under the equity method of accounting.

    The HSD Joint Venture is responsible for maintaining connections to the Internet, providing technical customer support and developing national content. The parties to the joint venture operate their respective HSD businesses and are responsible for their respective customers' billing and customer service issues. Accordingly, MediaOne Group continues to reflect HSD service revenues in its consolidated results, as well as a service fee payable to the HSD Joint Venture for services provided.

    COMPETITIVE LOCAL EXCHANGE BUSINESSES. During November 1998, MediaOne Group entered into a definitive agreement with Hyperion Communications to sell the Company's investments in Continental Fiber Technologies, Inc. and Alternet of Virginia, Inc., providers of business telephony services in Jacksonville, Florida and Richmond, Virginia, respectively, for approximately $80, (the "CLEC Businesses"). The sale is expected to close in the first half of 1999. In accordance with SFAS No. 121, the Company has stopped depreciating these assets. The CLEC Businesses had a net book value at December 31, 1998 of $33, and contributed revenues of $14 and operating losses of $3 during 1998.

                              MEDIAONE GROUP, INC.

NOTE 4: DOMESTIC ACQUISITIONS AND DISPOSITIONS (CONTINUED)

    PRIMESTAR. Prior to April 1, 1998, the Company held a 10.4 percent interest in PrimeStar Partners, L.P. ("Old PrimeStar"). In addition, MediaOne distributed PrimeStar direct broadcast satellite ("DBS") services to subscribers in its service areas and, as a result, reflected consolidated operating results with respect to such subscribers. On April 1, 1998, the Company contributed its interest in Old PrimeStar, as well as its PrimeStar subscribers and certain related assets, to PrimeStar, Inc. ("PrimeStar"), a newly formed entity, in exchange for an approximate 10 percent interest in PrimeStar and $77 in cash (the "PrimeStar Contribution").

    In December 1998, PrimeStar management provided a business plan to its board of directors, of which MediaOne Group is a part. Additionally, in January 1999, Hughes Electronics Corporation ("Hughes") entered into an agreement to purchase PrimeStar's DBS assets. Based on its review of PrimeStar's business plan and on the anticipated sale to Hughes, the Company believes it will not receive proceeds on the sale of its investment in PrimeStar. As a result, MediaOne Group recorded a charge of $163 ($100 after tax) to reduce the carrying amount of its investment in PrimeStar to zero. MediaOne Group is currently a guarantor of letters of credit for PrimeStar totaling approximately $100. See Note 22--Subsequent Events--to the Consolidated Financial Statements.

NOTE 5: OPERATING SEGMENTS

    In fourth-quarter 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for disclosures about products and services and geographic areas. Operating segments are components of an enterprise for which separate financial information is available and which is evaluated regularly by the Company's chief operating decision maker, or decision making group, in deciding how to allocate resources and assess performance. Operating segments are managed separately and represent strategic business units that offer different products and serve different markets.

    The Company's reportable segments include: (1) domestic cable and broadband,
(2) international services, and (3) corporate and other. The domestic cable and broadband segment is comprised of MediaOne and Multimedia Ventures. MediaOne consists of cable television properties serving 5.0 million domestic subscribers and passing 8.5 million domestic homes. Multimedia Ventures includes the Company's equity interest in Time Warner Entertainment. The international services segment includes the cable and broadband and wireless communications operations located abroad, in addition to international corporate overhead. Corporate and other includes the discontinued operations of New U S WEST, capital assets (which was held for sale until December 31, 1998), investments in domestic interactive services, the domestic wireless business (which was sold in April 1998 in conjunction with the AirTouch Transaction), the international directories operations (of which the wholly owned operations in the United Kingdom and Poland were sold in 1997), and corporate overhead.

    MediaOne Group believes that proportionate financial data facilitates the understanding and assessment of its results. Therefore, "Sales and Other Revenues" for each segment is presented on a proportionate basis. Proportionate results reflect the relative weight of MediaOne Group's ownership in each of its respective domestic and international equity ventures together with the consolidated results of its subsidiaries. In addition, the Company believes earnings before interest, taxes, depreciation, amortization and other ("EBITDA") is an important indicator of the operating performance of its businesses. As such,

                              MEDIAONE GROUP, INC.

NOTE 5: OPERATING SEGMENTS (CONTINUED)
EBITDA is also presented, on a proportionate basis, for each segment. The computation of EBITDA also excludes gains on asset sales, equity losses, guaranteed minority interest expense, and restructuring charges. Adjustments made to "Sales and Other Revenues" and EBITDA to arrive at proportionate results are reversed in the column labeled "Eliminations and Adjustments," in conformance with SFAS 131, so that in total, "Sales and Other Revenues" and EBITDA reflect consolidated results. All other line items presented in the tables reflect consolidated results.

    Consolidated results for the operating segments reflect the accounting policies described in Note 3-- Summary of Significant Accounting Policies--to the Consolidated Financial Statements. Intersegment sales and transfers are accounted for at fair value as if the sales were to third parties. For proportionate results, the venture's management determines its accounting policies.

    Industry segment financial information follows. Certain prior year information has been reclassified to conform with the 1998 presentation.

                                                   DOMESTIC CABLE
                                                         &
                                                     BROADBAND
                                              ------------------------                            ELIMINATIONS
                                                           MULTIMEDIA                                  &
                                               MEDIAONE    VENTURES(1)  INTERNATIONAL    OTHER    ADJUSTMENTS   CONSOLIDATED
                                              -----------  -----------  -------------  ---------  ------------  ------------
1998
Sales and other revenues....................   $   2,467    $   3,124     $   1,456    $     439   $   (4,604)   $    2,882
EBITDA(2)...................................         941          800           205           46       (1,049)          943
Net income (loss)...........................        (536)         (11)         (317)      27,169       --            26,305
Equity gains (losses) in unconsolidated
  ventures..................................         (24)           7          (352)         (48)      --              (417)
Total assets................................      16,003        2,551         2,308        7,330       --            28,192
Investments in equity ventures..............          46        2,442         1,083           71       --             3,642
Capital expenditures........................       1,618       --                12           96       --             1,726
                                              -----------  -----------       ------    ---------  ------------  ------------
1997
Sales and other revenues....................   $   2,323    $   2,887     $   1,230    $   1,471   $   (4,064)   $    3,847
EBITDA(2)...................................         930          711            77          300         (731)        1,287
Net income (loss)...........................        (402)         (21)         (488)       1,608       --               697
Equity gains (losses) in unconsolidated
  ventures..................................         (22)          13          (775)        (125)      --              (909)
Total assets................................      15,719        2,534         2,164        6,366       --            26,783
Investments in equity ventures..............          61        2,486           624          523       --             3,694
Capital expenditures........................       1,216       --                21          265       --             1,502
                                              -----------  -----------       ------    ---------  ------------  ------------
1996
Sales and other revenues....................   $     499    $   2,768     $     687    $   1,295   $   (3,412)   $    1,837
EBITDA(2)...................................         196          580           (52)         242         (536)          430
Net income (loss)...........................         (77)         (32)         (304)       1,591       --             1,178
Equity gains (losses) in unconsolidated
  ventures..................................          (3)          13          (320)         (36)      --              (346)
Total assets................................      16,348        2,558         2,327        6,494       --            27,727
Investments in equity ventures..............          64        2,477         1,458          439       --             4,438
Capital expenditures........................         348       --                18          277       --               643
                                              -----------  -----------       ------    ---------  ------------  ------------

                              MEDIAONE GROUP, INC.

NOTE 5: OPERATING SEGMENTS (CONTINUED)
------------------------

(1) Multimedia Ventures includes MediaOne Group's 25.51 percent equity interest in TWE, as well as domestic cable overheads. The reported TWE results are prepared in accordance with GAAP and have not been adjusted to report TWE investments accounted for under the equity method on a proportionate basis.

(2) EBITDA should not be considered an alternative to operating or net income as an indicator of the performance of MediaOne Group's businesses, or as an alternative to cash flows from operating activities as a measure of liquidity, in each case determined in accordance with GAAP.

    A portion of general and administrative costs, including executive management, legal, tax, accounting and auditing, treasury, strategic planning and public policy services, are directly assigned to the Company's subsidiaries based on actual utilization or are allocated based on operating expenses, number of employees, external revenues, average capital and/or average equity.

    Total assets are those assets and investments that are used in, or pertain to, each segment's operations. The "Other" column includes primarily cash; debt and equity securities; net assets of discontinued operations and net investment in assets held for sale for the capital assets segment in 1997 and 1996; the domestic wireless businesses; investments in domestic interactive services; and other corporate assets.

    The following table presents a geographic breakout for proportionate revenues and EBITDA and a reconciliation to consolidated amounts:

YEAR ENDED DECEMBER 31,                                           1998       1997       1996
--------------------------------------------------------------  ---------  ---------  ---------
PROPORTIONATE REVENUE:
  United States...............................................  $   5,966  $   6,571  $   4,356
  United Kingdom..............................................        856        609        416
  Central Europe..............................................        510        378        301
  Asia and other..............................................        154        353        176
                                                                ---------  ---------  ---------
Proportionate revenue.........................................      7,486      7,911      5,249
Less: Proportionate adjustments...............................     (4,604)    (4,064)    (3,412)
                                                                ---------  ---------  ---------
  Consolidated revenues.......................................  $   2,882  $   3,847  $   1,837
                                                                ---------  ---------  ---------
                                                                ---------  ---------  ---------
PROPORTIONATE EBITDA:
  United States...............................................  $   1,779  $   1,937  $     998
  United Kingdom..............................................        106        (23)       (45)
  Central Europe..............................................        169        102         82
  Asia and other..............................................        (62)         2        (69)
                                                                ---------  ---------  ---------
Proportionate EBITDA..........................................      1,992      2,018        966
Less: Proportionate adjustments...............................     (1,049)      (731)      (536)
                                                                ---------  ---------  ---------
  Consolidated EBITDA.........................................  $     943  $   1,287  $     430
                                                                ---------  ---------  ---------
                                                                ---------  ---------  ---------

    CONTINENTAL ACQUISITION. On November 15, 1996, the Company acquired Continental Cablevision, Inc. ("Continental"), the third largest cable operator in the United States (the "Continental Acquisition" or the "Acquisition"), and accounted for the Acquisition by the purchase method of accounting. Continental's results of operations have been included in the consolidated results of operations

                              MEDIAONE GROUP, INC.

NOTE 5: OPERATING SEGMENTS (CONTINUED)
since the Acquisition date. Had the Acquisition occurred at the beginning of 1996, MediaOne Group's consolidated revenues would have been $3,543, loss from continuing operations would have been $801, and basic loss per share of MediaOne Group Stock would have been $1.37.

NOTE 6: INVESTMENT IN TIME WARNER ENTERTAINMENT

    On September 15, 1993, the Company acquired 25.51 percent pro-rata priority capital and residual equity interests ("equity interests") in Time Warner Entertainment for an aggregate purchase price of $2.553 billion. TWE owns and operates substantially all of the entertainment assets previously owned by Time Warner, consisting primarily of its filmed entertainment, programming-HBO and cable television businesses.

    The Company has an option to increase its pro-rata priority capital and residual equity interests in TWE from 25.51 percent up to 31.84 percent depending upon cable operating performance. The option is exercisable, in whole or in part, between January 1, 1999 and May 31, 2005, for an aggregate cash exercise price ranging from $1.25 billion to $1.8 billion, depending upon the year of exercise. Either TWE or the Company may elect that the exercise price for the option be paid with partnership interests rather than cash.

    Pursuant to the TWE Partnership Agreement, there are four levels of capital. From the most to least senior, the capital accounts are: senior preferred (held by the general partners); A preferred priority capital (held pro rata by the general and limited partners); B preferred priority capital (held by the general partners); and residual equity capital (held pro rata by the general and limited partners). Of the $2.553 billion contributed by the Company, $1.658 billion represents a preferred priority capital and $895 represents residual equity capital. The TWE Partnership Agreement provides for special allocations of income and distributions of partnership capital. Partnership income, to the extent earned, is allocated as follows: (1) to the partners so that the economic burden of the income tax consequences of partnership operations is borne as though the partnership was taxed as a corporation ("special tax allocations");
(2) to the partners' preferred capital accounts in order of priority described above, at various rates of return ranging from 8 percent to 13.25 percent; and
(3) to the partners' residual equity capital accounts according to their residual partnership interests. To the extent partnership income is insufficient to satisfy all special allocations in a particular accounting period, the unearned portion is carried over until satisfied out of future partnership income. Partnership losses generally are allocated in reverse order, first to eliminate prior allocations of partnership income, except senior preferred and special tax income, next to reduce initial capital amounts, other than senior preferred, then to reduce the senior preferred account and finally, to eliminate special tax allocations.

                              MEDIAONE GROUP, INC.

NOTE 6: INVESTMENT IN TIME WARNER ENTERTAINMENT (CONTINUED)
    A summary of the contributed capital and priority capital rates of return follows:

                                                                           PRIORITY                      LIMITED PARTNERS
                                                                         CAPITAL RATES                    (OWNERSHIP %)
                                                                         OF RETURN(D)       TIME      ----------------------
                                            UNDISTRIBUTED  CUMULATIVE    (% PER ANNUM      WARNER                    MEDIA
                                             CONTRIBUTED    PRIORITY      COMPOUNDED       GENERAL       TIME         ONE
PRIORITY OF CONTRIBUTED CAPITAL              CAPITAL(A)    CAPITAL(B)     QUARTERLY)      PARTNERS      WARNER       GROUP
------------------------------------------  -------------  -----------  ---------------  -----------  -----------  ---------
Senior preferred..........................    $     500     $     600(c)         8.00%       100.00%      --          --
A Preferred priority capital..............        5,600        12,800          13.00%         63.27%       11.22%      25.51%
B Preferred priority capital..............        2,900         6,800          13.25%        100.00%      --          --
Residual equity capital...................        3,300         3,300         --              63.27%       11.22%      25.51%

------------------------

(a) Represents the estimated fair value of net assets contributed as of formation of TWE, excluding partnership income or loss allocated thereto.

(b) Cumulative priority capital is not necessarily indicative of the fair value of the underlying priority capital interests.

(c) Net of $1,500 of cumulative cash distributions received by Time Warner.

(d) To the extent income allocations are concurrently distributed, the priority capital rates of return on the A preferred capital and the B preferred capital are 11% and 11.25%, respectively.

    Cash distributions are required to be made to the partners to permit them to pay income taxes at statutory rates based on their allocable taxable income from TWE ("Tax Distributions"). The aggregate amount of such Tax Distributions is computed generally by reference to the taxes that TWE would have been required to pay if it were a corporation. Tax Distributions are paid to the partners on a current basis. For distributions other than those related to taxes or the senior preferred, the TWE Partnership Agreement requires certain cash distribution thresholds be met to the limited partners before the general partners receive their full share of distributions. No cash distributions have been made to the Company.

    Through the TWE management committee, the Company and Time Warner jointly direct the businesses and affairs of TWE cable systems, subject in certain cases to regulatory approval. The TWE management committee has full discretion and final authority with respect to the businesses and affairs of such cable systems. The TWE management committee consists of six voting members, of which three members are designated by the Company and three members are designated by Time Warner. Each voting member of the TWE management committee has one vote. Any action required or permitted to be taken by the TWE management committee must be approved by a majority of its members. Determinations of the TWE management committee are binding upon TWE and the TWE board of representatives.

    The Company accounts for its investment in TWE under the equity method of accounting. The excess of fair market value over the book value of total partnership net assets implied by the Company's initial investment was $5.7 billion. This excess is being amortized on a straight-line basis over 25 years. The Company's recorded share of TWE operating results represents allocated TWE net income or loss adjusted for the amortization of the excess of fair market value over the book value of the partnership net assets. As a result of this amortization and the special income allocations described above, the Company's recorded pretax share of TWE operating results before extraordinary item was $7, $11 and $(4) in 1998, 1997 and 1996, respectively.

                              MEDIAONE GROUP, INC.

NOTE 6: INVESTMENT IN TIME WARNER ENTERTAINMENT (CONTINUED)

    As consideration for its expertise and participation in the cable operations of TWE, the Company earned a management fee of $130 over five years, ending in September 1998. The fee was payable over a four-year period beginning in 1995, and final payment was received in September 1998. Management fees of $18, $26 and $26 were recorded to other income in 1998, 1997 and 1996. The Consolidated Balance Sheets included a management fee receivable of $42 at December 31, 1997. In addition, MediaOne purchases cable television programming from TWE and Time Warner at market prices. These services totaled $142, $110 and $23 in 1998, 1997 and 1996, respectively.

    Summarized financial information for TWE is presented below:

                                                                   YEAR ENDED DECEMBER 31,
                                                               -------------------------------
SUMMARIZED OPERATING RESULTS                                     1998       1997       1996
-------------------------------------------------------------  ---------  ---------  ---------
Revenues.....................................................  $  12,246  $  11,318  $  10,852
Operating expenses(1, 2).....................................     10,527      9,874      9,774
Interest and other expense, net(3, 4)........................     (1,301)      (722)      (798)
Income before income taxes and extraordinary item............        418        722        280
Income before extraordinary item.............................        326        637        210
Net income...................................................        326        614        210

------------------------

(1) Includes depreciation and amortization of $1,436, $1,370 and $1,235, in 1998, 1997 and 1996, respectively.

(2) Operating expenses are reflected net of approximately $90 and $200 of net gains related to the sale or exchange of certain cable television systems in 1998 and 1997, respectively.

(3) Includes corporate services of $72, $72 and $69 in 1998, 1997 and 1996, respectively, and minority interest expense of $264, $305 and $207 in 1998, 1997 and 1996, respectively.

(4) 1998 interest and other expense includes a charge of approximately $210 principally to reduce the carrying value of TWE's interest in PrimeStar. 1997 interest and other expense includes a gain of approximately $250 related to the sale of TWE's interest in E! Entertainment Television, Inc.

                                                                                                  DECEMBER 31,
                                                                                              --------------------
SUMMARIZED FINANCIAL POSITION                                                                   1998       1997
--------------------------------------------------------------------------------------------  ---------  ---------
Current assets(5)...........................................................................  $   4,183  $   3,622
Noncurrent assets(6)........................................................................     18,047     17,109
Current liabilities.........................................................................      4,936      3,974
Noncurrent liabilities, including minority interests........................................     11,584      9,306
Senior preferred capital....................................................................        603      1,118
Partners' capital(7)........................................................................      5,107      6,333

------------------------

(5) Includes cash of $87 and $322 at December 31, 1998 and 1997, respectively.

(6) Includes a loan receivable from Time Warner of $400 at December 31, 1998 and 1997.

(7) Contributed capital is based on the estimated fair value of the net assets that each partner contributed to the partnership. The aggregate of such amounts is significantly higher than TWE's partners' capital as reflected in this Summarized Financial Position, which is based on the historical cost of the contributed net assets.

                              MEDIAONE GROUP, INC.

NOTE 6: INVESTMENT IN TIME WARNER ENTERTAINMENT (CONTINUED)
    TIME WARNER TELECOM. On July 14, 1998, TWE, TWE-A/N and Time Warner contributed the assets and liabilities of the Time Warner competitive local exchange business (the "Time Warner Telecom Business") into a newly formed entity, Time Warner Telecom LLC ("TW Telecom"). The Time Warner Telecom Business had been jointly operated by the parties to provide telephony services to business customers in their respective cable markets. TWE and TWE-A/N distributed their ownership interest in TW Telecom on a pro rata basis to Time Warner, MediaOne Group and Advance/Newhouse. As a result, MediaOne Group now holds an 18.85 percent interest in TW Telecom. Since the investment in TW Telecom resulted from a distribution by TWE, MediaOne Group's investment balance in TWE was reduced in 1998 by $48, the book value of the TW Telecom investment attributable to MediaOne Group. As of December 31, 1998, the investment in TW Telecom is included in "Other Assets" in the Consolidated Balance Sheet. The Company uses the cost method of accounting for its investment in TW Telecom.

NOTE 7: NET INVESTMENT IN INTERNATIONAL VENTURES

    COMBINED FINANCIAL RESULTS OF INTERNATIONAL EQUITY INVESTMENTS. The following table reflects summarized combined financial information for the Company's investments in international ventures, accounted for on the equity method. Information for 1998 excludes activity related to the Company's investment in Binariang SDN BHD in Malaysia and Aria WEST in Indonesia. Both investments were determined to be impaired at the end of 1997 and the Company terminated or suspended equity method accounting on such investments in 1998. See additional discussion under "EVALUATION OF ASIAN INVESTMENTS."

                                                                                          YEAR ENDED DECEMBER 31,
                                                                                      -------------------------------
COMBINED RESULTS OF OPERATIONS                                                          1998       1997       1996
------------------------------------------------------------------------------------  ---------  ---------  ---------
Revenues............................................................................  $   4,031  $   3,353  $   1,869
Operating losses....................................................................       (161)      (601)      (540)
Net loss............................................................................       (948)    (1,696)      (857)

------------------------

Note: Combined Results of Operations for Continental international ventures have been included since the date of Acquisition.

                                                                                                   DECEMBER 31,
                                                                                               --------------------
COMBINED FINANCIAL POSITION                                                                      1998       1997
---------------------------------------------------------------------------------------------  ---------  ---------
Current assets...............................................................................  $   1,535  $   1,140
Property, plant and equipment--net...........................................................      7,889      6,625
Other assets.................................................................................      2,541      1,610
                                                                                               ---------  ---------
Total assets.................................................................................  $  11,965  $   9,375
                                                                                               ---------  ---------
                                                                                               ---------  ---------
Current liabilities..........................................................................  $   1,630  $   1,570
Long-term debt...............................................................................      7,388      5,527
Other liabilities............................................................................      1,177        389
Equity.......................................................................................      1,770      1,889
                                                                                               ---------  ---------
Total liabilities and equity.................................................................  $  11,965  $   9,375
                                                                                               ---------  ---------
                                                                                               ---------  ---------

    INTERNATIONAL ACQUISITIONS AND DISPOSITIONS. On September 1, 1998, Telewest, a cable and telecommunications provider in the United Kingdom, acquired General Cable PLC ("General Cable"), a cable

                              MEDIAONE GROUP, INC.

NOTE 7: NET INVESTMENT IN INTERNATIONAL VENTURES (CONTINUED) provider in the United Kingdom, for approximately $1.1 billion in stock and cash. Telewest raised cash for the acquisition through a rights offering to its existing shareholders, including MediaOne Group. MediaOne Group purchased 85 million new Telewest shares at a cost of $131. In addition, MediaOne Group recorded an estimated gain in equity of $39, net of deferred taxes of $25, related to Telewest's acquisition of General Cable. On November 10, 1998, MediaOne Group purchased an additional 175 million Telewest shares from Southwestern Bell International Holdings at a price of $2.25 per share, or $394. The Company now holds a 29.9 percent interest in Telewest. Telewest, which is the only equity method investment of the Company for which a quoted market price is available, had a market value of $1,803 and $464 at December 31, 1998 and 1997, respectively.

    In November 1998, MediaOne Group converted its note with Cable & Wireless Optus Limited ("Optus") into 50 million Optus shares and entered into a put option to lock in a floor price of Australian $1.44 per Optus share. The put options expire during the first quarter of 1999. The Company also acquired 24.2 million Optus shares, related to MediaOne Group's anti-dilution rights, for $30. Such shares were subsequently sold for $39, realizing an after tax gain on the sale of $6. The Company accounts for its investment in Optus using the cost method of accounting. At December 31, 1998, the investment is stated in the Consolidated Balance Sheet at the investment's fair market value of $105. During the first quarter of 1999, MediaOne Group sold its investment in the 50 million Optus shares. See Note 22--Subsequent Events--to the Consolidated Financial Statements.

    In July 1998, Westel 900, a digital wireless service company in Hungary, repurchased shares of its stock. This repurchase resulted in an increase in MediaOne Group's interest in Westel 900 to 49.0 percent from 46.6 percent.

    During the first quarter of 1997, the Company sold its five percent interest in a French wireless venture for proceeds of $81. The Company recognized a gain of $31, net of income tax expenses of $20. On October 27, 1997, the Company sold its 90 percent interest in Fintelco, S.A. ("Fintelco"), a cable and telecommunications venture located in Argentina, for proceeds of $641. The Company acquired a 50 percent interest in Fintelco in connection with the Continental Acquisition and then acquired an additional 40 percent interest in August 1997, to bring its total interest in Fintelco to 90 percent. The Company recognized a gain on the sale of $80, net of income tax expenses of $55.

                              MEDIAONE GROUP, INC.

NOTE 7: NET INVESTMENT IN INTERNATIONAL VENTURES (CONTINUED)
    The Company's key equity method investments in international ventures follow:

                                                                                   PERCENTAGE OF
                                                                                     OWNERSHIP
                                                                                    DECEMBER 31,
                                                                                --------------------
VENTURE(1)                                                                        1998       1997
------------------------------------------------------------------------------  ---------  ---------
CABLE AND BROADBAND
Telewest Communications, United Kingdom.......................................       29.9       26.8
A2000 (KTA), Netherlands......................................................       50.0       50.0
Telenet, Belgium..............................................................       25.0       25.0
Singapore Cablevision, Singapore..............................................       25.0       25.0
Titus Communications Corp., Japan.............................................       25.0       25.0
Chofu Cable Television, Japan.................................................       19.1       19.1
WIRELESS
One 2 One, United Kingdom.....................................................       50.0       50.0
Delta Telecommunications, Russia(2)...........................................       42.5       42.5
Moscow Cellular Communications, Russia(2).....................................       22.0       22.0
Westel Radiotelefon, Hungary..................................................       49.0       49.0
Westel 900 GSM Mobile Telecommunications, Hungary.............................       49.0       46.6
Eurotel Praha, Czech Republic.................................................       24.5       24.5
Eurotel Bratislava, Slovak Republic...........................................       24.5       24.5
Polska Telefonia Cyfrowa, Poland..............................................       22.5       22.5
BPL Cellular Limited, India...................................................       49.0       49.0

------------------------

(1) MediaOne Group also holds a 50 percent investment in a South American directory operation.

(2) Investments are held by Russian Telecommunications Development Corporation owned 66.5 percent by the Company.

    At December 31, 1998 and 1997, the difference between the carrying amount and the Company's interest in the underlying equity of the international ventures was approximately $160 and $23, respectively. The increase during 1998 was due primarily to a purchase premium of $136 related to Telewest shares acquired during the year, which is being amortized over 20 years. The remaining difference has been allocated primarily to licenses and is being amortized over lives ranging from 5 to 20 years.

    FOREIGN CURRENCY TRANSACTIONS. The Company selectively enters into forward and purchased option contracts to manage the market risks associated with fluctuations in foreign exchange rates after considering offsetting foreign exposures among international operations. The use of forward and purchased option contracts allows the Company to fix or cap the cost of firm foreign investment commitments, the amount of foreign currency proceeds from sales of foreign investments, the repayment of foreign currency denominated receivables and the repatriation of dividends. All foreign exchange contracts have maturities of one year or less. The use of such contracts was limited in 1998 and 1997. As of December 31, 1998, there were no foreign exchange contracts outstanding. As of December 31, 1997, the market value of foreign exchange contracts outstanding was not material.

    Forward contracts were selectively used to hedge foreign denominated proceeds from the sale of foreign investments and foreign denominated receivables during 1998 and 1997. Foreign currency pretax hedging gains of $1 and $5 were included in earnings in the years ended December 31, 1998 and 1997,

                              MEDIAONE GROUP, INC.

NOTE 7: NET INVESTMENT IN INTERNATIONAL VENTURES (CONTINUED) respectively. The counterparties to these contracts are major financial institutions. The Company is exposed to credit loss in the event of nonperformance by these counterparties. The Company does not have significant exposure to an individual counterparty and does not anticipate nonperformance by any counterparty.

    Foreign currency transaction pretax gains of $13 and pretax losses of $40 were included in earnings in the years ended December 31, 1998 and 1997, respectively.

    EVALUATION OF ASIAN INVESTMENTS. During 1997, the value of the Malaysian currency declined 36 percent and the Indonesian currency declined 57 percent as compared with the U. S. dollar. As a result of this significant decline, the Company reviewed its investments in Malaysia and Indonesia and concluded that each investment was impaired and in each case the fair value of the investment was zero as of December 31, 1997. The Company recorded pretax charges of $145 and $55 in 1997 related to the ventures in Malaysia and Indonesia, respectively.

    In the case of Malaysia, the charge of $145 in 1997 was to recognize that the investment was impaired and to write down the carrying value of the investment to its fair value of zero. The following factors were considered by management in determining that the investment was impaired:

    - The venture had negative cash flow and no ability to meet its debt obligations of $482 due in 1998.

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

    During 1998, British Telecom acquired a 33.3 percent stake in Binariang SDN BHD, the investment in Malaysia, and assumed MediaOne Group's loan guarantee of the venture. As a result, the Company's interest in the venture was diluted to
12.6 percent from 19 percent, and the Company considers its investment to be a cost method investment. MediaOne Group continues to evaluate opportunities to exit this venture.

    In the case of Indonesia, the net book value of the venture had been reduced to its fair value of zero through recognition of $43 of equity losses during 1997. The $55 charge in 1997 was to recognize probable funding commitments in connection with a shareholder support agreement. The probable funding commitments consisted of the Company's remaining contractual commitment under the shareholder support agreement of $19 and its partners' remaining commitments of $36, as of December 31, 1997. Under the terms of the shareholder support agreement, each shareholder is responsible for the full unfunded liability if the other shareholders do not meet their proportionate obligations. As a result, the Company has accrued for its partners' share of the commitment under the shareholder support agreement. During 1998, MediaOne Group funded $6 under the shareholder support agreement and the partners funded $10. The Company is currently attempting to restructure its investment in Indonesia.

                              MEDIAONE GROUP, INC.

NOTE 7: NET INVESTMENT IN INTERNATIONAL VENTURES (CONTINUED)
    The following factors were considered by management in 1997 in determining that the Indonesian investment was impaired and that accrual of the Company's and its partners' funding liabilities were necessary:

    - As determined on a U. S. GAAP basis, the venture's liabilities, predominantly U. S. dollar denominated debt, exceeded its assets as of December 31, 1997.

    - Management believed the venture was not viable given the political and economic uncertainties in Indonesia.

    - The venture had ceased funding capital projects.

    The Company's other ventures in Asia, located in Japan, Singapore and India, were evaluated for impairment at December 31, 1997. Such evaluation indicated there was no impairment as the fair value of these ventures exceeded their recorded values.

NOTE 8: PROPERTY, PLANT AND EQUIPMENT

    The composition of property, plant and equipment follows:

                                                                                 DECEMBER 31,
                                                                             --------------------
                                                                               1998       1997
                                                                             ---------  ---------
Land and buildings.........................................................  $     117  $     321
Cable distribution systems.................................................      3,736      2,787
Cellular systems...........................................................     --          1,124
General purpose computers and other........................................        785        857
Construction in progress...................................................        299        482
                                                                             ---------  ---------
                                                                                 4,937      5,571
Less accumulated depreciation..............................................        868      1,299
                                                                             ---------  ---------
Property, plant and equipment--net.........................................  $   4,069  $   4,272
                                                                             ---------  ---------
                                                                             ---------  ---------

    Property, plant and equipment balances at December 31, 1998 reflect the disposition of the assets of the domestic wireless businesses which were sold in connection with the AirTouch Transaction. Depreciation expense was $657, $727 and $255 for the years ended 1998, 1997 and 1996, respectively.

NOTE 9: INTANGIBLE ASSETS

    The composition of intangible assets follows:

                                                                              DECEMBER 31,
                                                                          --------------------
                                                                            1998       1997
                                                                          ---------  ---------
Identified intangibles, primarily franchise value.......................  $   9,089  $   9,185
Goodwill................................................................      3,741      4,159
                                                                          ---------  ---------
                                                                             12,830     13,344
Less accumulated amortization...........................................      1,183        747
                                                                          ---------  ---------
Total intangible assets--net............................................  $  11,647  $  12,597
                                                                          ---------  ---------
                                                                          ---------  ---------

    Intangible assets at December 31, 1998 reflect the disposition of the assets of the domestic wireless businesses which were sold in connection with the AirTouch Transaction. Amortization expense for 1998, 1997 and 1996 was $525, $530 and $131, respectively.

                              MEDIAONE GROUP, INC.

NOTE 10: DEBT

    On June 12, 1998, $4.9 billion notional medium and long-term debt was redeemed as part of the Refinancing for a total cash redemption amount of $5.5 billion. MediaOne Group extinguished the debt by issuing commercial paper at a weighted-average interest rate of 5.85 percent. In accordance with the Separation Agreement, New U S WEST funded to MediaOne Group $3.9 billion related to the Dex Alignment. The Company used the funds to repay a portion of the amount of commercial paper issued in connection with the Refinancing. Debt extinguishment costs related to the Refinancing totaled $333 (net of income tax benefits of $209) and are reflected in the Consolidated Statements of Operations as an extraordinary item. In addition to refinancing costs, such costs included the difference between the market and face value of the debt redeemed and a charge for unamortized debt issuance costs. MediaOne Group financed the debt extinguishment costs by issuing commercial paper, net of a $140 reimbursement by New U S WEST for shared costs.

    Remaining commercial paper issued in connection with the Refinancing was subsequently repaid with proceeds generated from the Exchangeable Notes offering, as described below in "Long-term Debt."

    In connection with the AirTouch Transaction, AirTouch assumed $1,350 of short-term debt from MediaOne Group.

SHORT-TERM DEBT

    The components of short-term debt follow:

                                                                                    DECEMBER 31,
                                                                                --------------------
                                                                                  1998       1997
                                                                                ---------  ---------
Notes payable:
  Commercial paper............................................................  $     216  $     750
  Bank loan...................................................................     --             17
Current portion of long-term debt.............................................        353        266
Allocated to the capital assets segment-net...................................     --           (100)
Allocated to discontinued operations..........................................     --           (198)
                                                                                ---------  ---------
Total.........................................................................  $     569  $     735
                                                                                ---------  ---------
                                                                                ---------  ---------

    The weighted-average interest rate on commercial paper was 6.09 percent and
6.15 percent at December 31, 1998 and 1997, respectively. In May 1998, MediaOne Group entered into 365-day and 5-year bank credit facilities totaling $4.0 billion to support its commercial paper program. The facilities were reduced effective December 1998 to a total of $3.0 billion. At December 31, 1998, $2.8 billion was available on the facilities.

    The bank loan at December 31, 1997 was a floating-rate loan denominated in Czech Koruna. In January 1997, the Company paid the cash portion of the Continental Acquisition consideration totaling $1,150. This payment was financed with commercial paper.

    On December 15, 1998, $130 of Debt Exchangeable for Common Stock ("DECS") matured. Effective with the Separation, the DECS became the obligation of MediaOne Group. In accordance with the terms of the original debt issuance, the DECS were redeemed for shares of Enhance Financial Services Group, Inc. ("Enhance") held by MediaOne Group. In addition, the Company settled an option issued in 1997 for the purchase of MediaOne Group's residual shares of Enhance common stock at the DECS

                              MEDIAONE GROUP, INC.

NOTE 10: DEBT (CONTINUED)
maturity, resulting in a pretax gain of $9. As a result of both transactions, the Company has disposed of its ownership in shares of Enhance.

    On May 13, 1996, Old U S WEST issued $254 of DECS due May 15, 1999, in the principal amount of $26.63 per note. The notes bear annual interest at 7.625 percent. Effective with the Separation, the DECS became the obligation of MediaOne Group. Upon maturity, the DECS will be mandatorily redeemed by the Company for shares of Financial Security Assurance Holdings Ltd. ("FSA") held by MediaOne Group or the cash equivalent, at MediaOne Group's option. The number of shares to be delivered at maturity varies based on the per share market price of FSA. If the market price is $26.63 per share or less, one share of FSA will be delivered for each note; if the market price is between $26.63 and $32.48 per share, a fractional share is delivered so that the value at maturity is equal to $26.63; if the market price is greater than $32.48 per share, .8197 of a share is delivered for each note. At December 31, 1998, the FSA shares had a market price of $54.25 per share.

LONG-TERM DEBT

    In August and September 1998, MediaOne Group issued 29 million shares of
6.25 percent Exchangeable Notes (the "Exchangeable Notes") for an issuance price of $58.125 per note, or gross proceeds of $1,686. The notes mature on August 15, 2001 and are mandatorily redeemable at MediaOne Group's option into (i) shares of AirTouch common stock held by MediaOne Group, (ii) the cash equivalent, or
(iii) a combination of cash and AirTouch common stock. The number of shares of AirTouch common stock to be exchanged at maturity for each Exchangeable Note, and/or the cash equivalent, varies based upon the fair value of the AirTouch common stock, as follows:

    (a) If the fair value of AirTouch common stock is greater than or equal to $71.75 per share, each Exchangeable Note is equivalent to .8101 of a share of AirTouch common stock;

    (b) If the fair value of AirTouch common stock is less than or equal to $58.125 per share, each Exchangeable Note is equivalent to one share of AirTouch common stock; or

    (c) If the fair value of AirTouch common stock is less than $71.75 per share but greater than $58.125 per share, each Exchangeable Note is equivalent to a fractional share of AirTouch common stock equal to the percent of the initial issuance price per Exchangeable Note versus the fair value of the AirTouch common stock per share.

    The Exchangeable Notes are unsecured obligations of MediaOne Group, ranking equally in right of payment with all other unsecured and unsubordinated obligations of MediaOne Group. MediaOne Group used the proceeds from the debt issuance to reduce outstanding commercial paper and for general corporate purposes.

    The Exchangeable Notes are being accounted for as an indexed debt instrument since the maturity value of the Exchangeable Notes is dependent upon the fair value of the underlying AirTouch common stock. The Company has, therefore, eliminated the market risk on a decline in the AirTouch common stock value below $58.125 per share on 29 million of the 59.3 million shares held by the Company. The maturity value of the Exchangeable Notes was increased by $16 from its original issuance value to reflect the corresponding increase in the fair value of the underlying AirTouch common stock at December 31, 1998. At December 31, 1998, the AirTouch common stock had a fair value of $72.4375 per share; MediaOne Group would be entitled to 19 percent of the fair value in excess of $71.75 per share on 29 million shares of AirTouch common stock. Since the AirTouch common stock is a cost method investment being accounted

                              MEDIAONE GROUP, INC.

NOTE 10: DEBT (CONTINUED)
for as "available for sale" securities under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," changes in the maturity value of the Exchangeable Notes are being recorded in equity as unrealized gains or losses. See Note 22--Subsequent Events--to the Consolidated Financial Statements for a discussion of the potential merger of AirTouch with Vodafone.

    In conjunction with the Refinancing, MediaOne Group assumed from Old U S WEST $351 of medium and long-term debt securities which remained outstanding after the Refinancing. The debt securities were already reflected in the outstanding debt balances of MediaOne Group's restated Consolidated Balance Sheet as of December 31, 1997.

    Since the capital assets segment is no longer being accounted for as assets held for sale as of the end of 1998, its debt balances are now reflected in the Company's consolidated debt balances. As such, long-term debt of the Company increased $155 and short-term debt increased $43 at December 31, 1998, related to debt balances of the capital assets segment. See Note 23--Net Investment in Assets Held for Sale--to the Consolidated Financial Statements. The long-term debt increase primarily represents non recourse loans issued in September 1997 by MediaOne Financial Services, Inc. ("Financial Services"), a subsidiary of the Company and a member of the capital assets segment, which are securitized by certain finance receivables of Financial Services. The loans bear interest at an average rate of 6.9 percent and mature in April, 2009.

    In January 1997, the Company issued medium- and long-term debt totaling $4.1 billion, at a weighted-average interest rate of 7.47 percent, related to the refinancing of outstanding commercial paper issued in conjunction with the refinancing of $3,657 of the debt assumed from Continental in the Continental Acquisition. As discussed above, the majority of such debt was extinguished in 1998 as a result of the Separation and the Refinancing.

    The components of long-term debt follow:

                                                                                 DECEMBER 31,
                                                                             --------------------
                                                                               1998       1997
                                                                             ---------  ---------
Senior unsecured notes, debentures and medium-term notes...................  $   2,346  $   7,275
Senior subordinated debt...................................................        300        300
Exchangeable Notes.........................................................      1,702     --
Debt exchangeable for common stock.........................................     --            254
Securitized loans..........................................................        154     --
Insurance company notes....................................................     --             36
Capital lease obligations..................................................          1          6
Other......................................................................         89         81
Unamortized discount--net..................................................     --             (8)
Unamortized premium--net...................................................        261        284
                                                                             ---------  ---------
Total......................................................................  $   4,853  $   8,228
                                                                             ---------  ---------
                                                                             ---------  ---------

    Senior unsecured notes and debentures and senior subordinated debt totaling $2.3 billion as of December 31, 1998 were assumed by the Company in connection with the Continental Acquisition and are not guaranteed by the Company. These notes and debentures limit MediaOne's ability to, among other things, pay dividends, create liens, incur additional debt, dispose of property, investments and leases, and require certain minimum ratios of cash flow to debt and cash flow to related fixed charges.

                              MEDIAONE GROUP, INC.

NOTE 10: DEBT (CONTINUED)
    During 1997, the Company redeemed its zero coupon subordinated notes due June 25, 2011. Upon redemption, the notes had a recorded value of $268. The debt extinguishment resulted in a loss of $3 (net of income tax benefits of $2) primarily related to the write-off of deferred debt issuance costs. Also during 1997, MediaOne redeemed a 10.625 percent senior subordinated note with a recorded value of $110, including a premium of $10. The debt extinguishment resulted in a gain of $3 (net of income tax expenses of $2). The Company financed the redemptions with floating-rate commercial paper.

    Interest rates and maturities of long-term debt at December 31st follow:

                                                                    MATURITIES
                                               -----------------------------------------------------
                                                                                            THERE-      TOTAL      TOTAL
INTEREST RATES                                   2000       2001       2002       2003       AFTER      1998       1997
---------------------------------------------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Above 5% to 6%...............................  $  --      $  --      $  --      $       1  $  --      $       1  $      10
Above 6% to 7%...............................          5      1,705         42         24        172      1,948      2,498
Above 7% to 8%...............................     --         --              1     --             44         45      2,730
Above 8% to 9%...............................          1        204     --            100      1,375      1,680      1,717
Above 9% to 10%..............................          2          1     --         --            525        528        575
Above 10%....................................     --         --         --         --            300        300        335
                                               ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                               $       8  $   1,910  $      43  $     125  $   2,416      4,502      7,865
                                               ---------  ---------  ---------  ---------  ---------
                                               ---------  ---------  ---------  ---------  ---------
Capital lease obligations and other..........                                                                90         87
Unamortized discount--net....................                                                            --             (8)
Unamortized premium--net.....................                                                               261        284
                                                                                                      ---------  ---------
Total........................................                                                         $   4,853  $   8,228
                                                                                                      ---------  ---------
                                                                                                      ---------  ---------

    Interest payments, net of amounts capitalized, were $709, $572 and $232 for 1998, 1997 and 1996, respectively, of which $33, $47 and $59, respectively, related to the capital assets segment.

INTEREST RATE RISK MANAGEMENT

    The objective of an interest rate risk management program is to minimize the total cost of debt over time and the interest rate variability. This is achieved through the use of interest rate swaps, which adjust the ratio of fixed- to variable-rate debt. Under an interest rate swap, the Company agrees with another party to exchange interest payments at specified intervals over a defined term. Interest payments are calculated by reference to the notional amount based on the fixed- and variable-rate terms of the swap agreements. MediaOne Group had no swaps or interest rate contracts outstanding as of December 31, 1998.

    During fourth-quarter 1996, the Company purchased $1.5 billion notional of put options on U. S. Treasury Bonds to protect against an increase in interest rates in conjunction with the 1997 refinancing of debt assumed from Continental in connection with the Continental Acquisition. The contracts closed in January 1997 and a deferred gain of $5 was recognized. The gain was recognized in 1998 in conjunction with the Refinancing as part of the loss on debt extinguishment.

                              MEDIAONE GROUP, INC.

NOTE 11: FAIR VALUES OF FINANCIAL INSTRUMENTS

    Fair values of cash equivalents, other current amounts receivable and payable, and short-term debt approximate carrying values due to their short-term nature.

    The carrying values of mandatorily redeemable preferred stock and long-term receivables approximate the fair values based on quoted market prices or discounting future cash flows. The carrying value of foreign exchange contracts approximate the fair values based on estimated amounts the Company would receive or pay to terminate such agreements. It is not practicable to estimate the fair value of financial guarantees because there are no quoted market prices for similar transactions.

    The fair values of interest rate swaps are based on estimated amounts the Company would receive or pay to terminate such agreements taking into account current interest rates and creditworthiness of the counterparties.

    The fair values of long-term debt, including debt associated with the capital assets segment, and Preferred Securities and Minority interest in Centaur Funding, are based on quoted market prices where available or, if not available, are based on discounting future cash flows using current interest rates.

                                                                                            DECEMBER 31,
                                                                           ----------------------------------------------
                                                                                    1998                    1997
                                                                           ----------------------  ----------------------
                                                                            CARRYING      FAIR      CARRYING      FAIR
                                                                              VALUE       VALUE       VALUE       VALUE
                                                                           -----------  ---------  -----------  ---------
Debt (includes short-term portion).......................................   $   5,422   $   5,861   $   9,335   $   9,910
Interest rate swap agreements--assets....................................      --          --          --          --
Interest rate swap agreements--liabilities...............................      --          --          --              19
                                                                           -----------  ---------  -----------  ---------
Debt--net................................................................   $   5,422   $   5,861   $   9,335   $   9,929
                                                                           -----------  ---------  -----------  ---------
Minority interest in Centaur Funding.....................................   $   1,099   $   1,169   $  --       $  --
Preferred Securities.....................................................   $   1,061   $   1,073   $   1,080   $   1,110

    The unamortized cost and estimated market value of debt and equity securities follow:

                                                               DECEMBER 31, 1998                      DECEMBER 31, 1997
                                                ------------------------------------------------  --------------------------
                                                              GROSS         GROSS                                  GROSS
                                                           UNREALIZED    UNREALIZED      FAIR                   UNREALIZED
SECURITIES                                        COST        GAINS        LOSSES        VALUE       COST          GAINS
----------------------------------------------  ---------  -----------  -------------  ---------      ---      -------------
Equity securities.............................  $   3,045   $   1,609     $  --        $   4,654   $      21     $      19
Debt securities...............................      1,782           2           (19)       1,765          18        --
Securitized loan..............................     --          --            --           --              55        --
                                                ---------  -----------        -----    ---------         ---           ---
Total.........................................  $   4,827   $   1,611     $     (19)   $   6,419   $      94     $      19
                                                ---------  -----------        -----    ---------         ---           ---
                                                ---------  -----------        -----    ---------         ---           ---


                                                    GROSS
                                                 UNREALIZED      FAIR
SECURITIES                                         LOSSES        VALUE
----------------------------------------------  -------------  ---------
Equity securities.............................    $  --        $      40
Debt securities...............................       --               18
Securitized loan..............................           (3)          52
                                                      -----    ---------
Total.........................................    $      (3)   $     110
                                                      -----    ---------
                                                      -----    ---------

    Investments in debt and equity securities are classified as available for sale and are carried at market value. Debt and equity securities for 1998 primarily represent AirTouch preferred and common securities received during the year in connection with the AirTouch Transaction. Net unrealized gains

                              MEDIAONE GROUP, INC.

NOTE 11: FAIR VALUES OF FINANCIAL INSTRUMENTS (CONTINUED)

and losses on marketable securities are included in comprehensive income. The market value of these securities is based on quoted market prices where available or, if not available, is based on discounting future cash flows using current interest rates.

    As of December 31, 1998, MediaOne Group held investments in debt securities of $33 with contractual maturities less than one year, $37 with contractual maturities greater than one year through five years, and $1,695 with contractual maturities greater than five years through the year 2020. Investments in debt securities may not be held to their contractual maturities as the Company may sell these securities in response to liquidity needs and changes in interest rates.

    During 1997, the Company received proceeds of $898 from the sales of Teleport Communications Group, Inc. ("TCG") and Time Warner shares, and realized pretax gains totaling $206.

NOTE 12: LEASING ARRANGEMENTS

    The Company has entered into operating leases for office facilities, equipment and real estate. Rent expense under operating leases was $56, $74 and $42 in 1998, 1997 and 1996, respectively. Future minimum lease payments as of December 31, 1998, under noncancelable operating leases follow:

YEAR
--------------------------------------------------------------------------------------
1999..................................................................................  $      32
2000..................................................................................         24
2001..................................................................................         22
2002..................................................................................         18
2003..................................................................................         16
Thereafter............................................................................         37
                                                                                        ---------
Total.................................................................................  $     149
                                                                                        ---------
                                                                                        ---------

NOTE 13: MINORITY INTEREST IN CENTAUR FUNDING

    On December 15, 1998, Centaur Funding Corporation ("Centaur"), a special purpose entity consolidated by MediaOne Group, issued three series of preferred shares to external investors (the "Preference Shares") as well as $25 of common securities. The Company owns all of the outstanding common securities, representing a 9.9 percent voting interest in Centaur. Centaur was formed for the principal purpose of raising capital through the issuance of the Preference Shares. The net proceeds from the issuance of the Preference Shares were loaned to MediaOne SPCII, LLC ("MediaOne SPCII"), a subsidiary of MediaOne Group (the "MediaOne SPC II Notes"). Principal and interest payments on the MediaOne SPC II Notes are expected to be Centaur's principal source of funds to make dividend and redemption payments on the Preference Shares. In addition, the dividend payments and certain redemption payments on the Preference Shares will be determined by reference to the dividend and redemption activity of the 5.143 percent Class D Cumulative Preferred Shares, Series 1998 of AirTouch (the "Class D ATI Shares") and the 5.143 percent Class E Cumulative Preferred Shares, Series 1998 of AirTouch (the "Class E ATI Shares" and collectively with the Class D ATI Shares, the "AirTouch Preferred Shares"). The AirTouch Preferred Shares are owned by MediaOne SPCII. Payments on the Preference Shares are neither guaranteed nor secured by MediaOne Group. The sole assets of Centaur are the MediaOne SPC II Notes

                              MEDIAONE GROUP, INC.

NOTE 13: MINORITY INTEREST IN CENTAUR FUNDING (CONTINUED) and the proceeds from the sale of the common securities, which may be invested in certain eligible investments as outlined in Centaur's articles of incorporation.

    The AirTouch Preferred Shares, 75 percent of the outstanding common stock of MediaOne International Holdings, Inc., (the "International Stock"), and a certain intercompany note receivable from MediaOne of Colorado, a wholly owned subsidiary of the Company, to MediaOne SPCII and certain other assets are properties of MediaOne SPCII and are not available to pay creditors of any member of the Company, other than creditors of MediaOne SPCII. The International Stock owned by MediaOne SPCII may be transferred or dividended by MediaOne SPCII to another member of the MediaOne Group if such transfer or dividend is in compliance with certain covenants and limitations. MediaOne SPCII is a limited liability company, the membership interest of which is owned by MediaOne SPCI LLC ("MediaOne SPCI"), a wholly owned subsidiary of the Company. That membership interest is the property of MediaOne SPCI and is not available to pay creditors of any member of MediaOne Group, other than creditors of MediaOne SPCI.

    The three series of Centaur preferred shares are as follows:

                                                                   SERIES A    SERIES B     SERIES C      TOTAL
                                                                   ---------  -----------  -----------  ---------
Dividend Rate....................................................   Variable         9.08%        None
Maturity Date....................................................       None    4/21/2020(1)   4/21/2020(1)
Shares Outstanding...............................................        400      934,500      715,500
Book Value.......................................................  $      97  $       909  $        93  $   1,099
                                                                   ---------  -----------  -----------  ---------
                                                                   ---------  -----------  -----------  ---------
Liquidation Value................................................  $     100  $       934  $       716  $   1,750
                                                                   ---------  -----------  -----------  ---------
                                                                   ---------  -----------  -----------  ---------
Voting Interest in Centaur.......................................       11.1%        49.0%        30.0%

------------------------

(1) Maturity dates of the Series B and Series C Preference Shares are referenced to the AirTouch Preferred Shares.

    The Auction Market Preference Shares, Series A (the "Series A Preference Shares") have a liquidation value of two hundred and fifty thousand dollars per share, and were recorded at their liquidation value less issuance costs of $3. Dividends on the Series A Preference Shares are payable quarterly as and when declared by Centaur's Board of Directors out of funds legally available.

    The 9.08 percent Cumulative Preference Shares, Series B (the "Series B Preference Shares") have a liquidation value of one thousand dollars per share, and were recorded at their liquidation value less issuance costs of $25. Dividends on the Series B Preference Shares are payable quarterly in arrears when declared by Centaur's Board of Directors out of funds legally available. In addition, dividends may be declared and paid only to the extent that dividends have been declared and paid on the AirTouch Preferred Shares.

    The Preference Shares, Series C (the "Series C Preference Shares") have a liquidation value of one thousand dollars per share at maturity, and were recorded at their fair value less issuance costs of $3. The value of the Series C Preference Shares will be accreted to reach its liquidation value upon maturity.

    Certain redemption payments on the Series B and Series C Preference Shares will be determined by reference to the redemption of the AirTouch Preferred Shares. On April 7, 2018, all of the outstanding shares of the Class E ATI Shares must be redeemed. The Class E ATI Shares represent 50 percent of the

                              MEDIAONE GROUP, INC.

NOTE 13: MINORITY INTEREST IN CENTAUR FUNDING (CONTINUED)
AirTouch Preferred Shares. Consequently, if AirTouch redeems all of the Class E ATI Shares, Centaur must redeem 50 percent of the outstanding Series B and Series C Preference Shares. In addition, AirTouch has the option on or after April 7, 2018, to redeem the Class D ATI Shares. If AirTouch redeems all or a portion of the Class D ATI Shares, then Centaur would be obligated to redeem the same percentage of the Series B and Series C Preference Shares. Any remaining Series B and Series C Preference Shares would be redeemed upon maturity on April 21, 2020, to the extent that AirTouch has redeemed the remaining Class D ATI Shares.

    The Series A, Series B and Series C Preference Shares are recorded as "Minority Interest in Centaur Funding" on the Consolidated Balance Sheets of the Company. The Series B Preference Shares rank equally with the Series C Preference Shares as to redemption payments and upon liquidation, and the Series B and Series C Preference Shares rank senior to the Series A Preference Shares and the common shares of Centaur as to redemption payments and upon liquidation.

    The Series B Preference Shares rank senior to the Series A Preference Shares and the common shares with respect to dividend payments. Centaur may only pay a dividend to its common shareholder when its assets, including the MediaOne SPC II Notes, exceed the liquidation preference and accumulated and unpaid dividends on the Series B and Series C Preference Shares by $28 after paying the common dividends, and when it has a cash balance, including qualified investments, in excess of $28 after paying the common dividend.

    At December 31, 1998, Centaur held $26 in cash for its exclusive use. Since Centaur's cash management options are limited to non-affiliated, risk-free investments, and it is restricted from loaning the $26 in cash to MediaOne Group and its subsidiaries, Centaur's cash balance is not included in the Company's cash and cash equivalents balance. Instead, Centaur's cash balance has been classified in the Consolidated Balance Sheets of the Company as part of "Other Assets."

                              MEDIAONE GROUP, INC.

NOTE 14: COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY COMPANY-GUARANTEED DEBENTURES

    The following table summarizes the Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely Company-guaranteed debentures (the "Preferred Securities") outstanding as of December 31, 1998:

PREFERRED SECURITIES           7.96%             8.25%            9.30%             9.50%            9.04%         TOTAL
------------------------  ----------------  ---------------  ----------------  ---------------  ---------------  ---------
Subsidiary..............    Financing I      Financing II       Finance I        Finance II       Finance III
Maturity Date...........    Sept. 30, 2025    Oct. 29, 2036    Sept. 30, 2025    Oct. 29, 2036    Dec. 31, 2038
Shares Outstanding......         1,312,910        1,185,618        10,658,108        8,520,289       20,000,000
Book Value..............               $33              $30              $274             $224             $500     $1,061
                          ----------------  ---------------  ----------------  ---------------  ---------------  ---------
                          ----------------  ---------------  ----------------  ---------------  ---------------  ---------
Liquidation Value.......               $33              $30              $266             $213             $500     $1,042
                          ----------------  ---------------  ----------------  ---------------  ---------------  ---------
                          ----------------  ---------------  ----------------  ---------------  ---------------  ---------

Value at Issuance.......               $33              $30              $274             $224             $500
Common Securities.......                19               15                 9                7               15
                          ----------------  ---------------  ----------------  ---------------  ---------------
Subordinated Debt
  Securities............               $52              $45              $283             $231             $515
                          ----------------  ---------------  ----------------  ---------------  ---------------
                          ----------------  ---------------  ----------------  ---------------  ---------------

THE EXCHANGE OFFER

    On June 12, 1998, MediaOne Group tendered for cash or exchange all of the outstanding Preferred Securities (the "Exchange Offer"). At that time, the Company had outstanding $600 face value of 7.96 percent Preferred Securities of Old U S WEST Financing I ("Financing I"), a subsidiary of Old U S WEST, and $480 face value of 8.25 percent Preferred Securities of Old U S WEST Financing II ("Financing II"), a subsidiary of Old U S WEST. Of the total outstanding, $301 face value of 7.96 percent Preferred Securities and $237 face value of 8.25 percent Preferred Securities were redeemed for cash. The cash redemption amount of $570 was financed by issuing commercial paper at a weighted average interest rate of 5.85 percent, which was subsequently repaid with net proceeds from the Exchangeable Notes issuance. See Note 10--Debt--to the Consolidated Financial Statements.

    In addition, $266 face value of 7.96 percent Preferred Securities of Financing I were exchanged for $274 fair value of 9.30 percent Preferred Securities issued by MediaOne Finance Trust I ("Finance I"), a subsidiary of MediaOne Group, and $213 face value of 8.25 percent Preferred Securities of Financing II were exchanged for $224 fair value of 9.50 percent Preferred Securities issued by MediaOne Finance Trust II ("Finance II"), a subsidiary of MediaOne Group. The Preferred Securities of Finance I and Finance II were recorded as issued at fair value of $25.75 and $26.30 per security, respectively. Finance I and Finance II also issued $9 and $7, respectively, of common securities which are held by MediaOne Group. With the exception of the dividend rates, the terms and maturity of the Finance I and Finance II Preferred Securities are substantially the same as those of the Financing I and Financing II Preferred Securities, respectively.

    The Preferred Securities of Financing I and Financing II which were neither redeemed for cash nor exchanged for new Preferred Securities remain outstanding and their respective common securities were retained by MediaOne Group.

    As a result of the Exchange Offer, MediaOne Group recorded a charge to equity of $53, after tax benefits of $28. Such charge represented redemption costs, including the difference between the face and

                              MEDIAONE GROUP, INC.

NOTE 14: COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY COMPANY-GUARANTEED DEBENTURES (CONTINUED)
market value of the securities, and a charge for unamortized issuance costs. Also included was a charge of $19 related to market value premiums on the exchanged securities.

    On October 23, 1998, MediaOne Finance Trust III ("Finance III"), a subsidiary of MediaOne Group, issued $500 of 9.04 percent Preferred Securities and $15 of common securities. The common securities are held by MediaOne Group.

    Total proceeds from the issuance of the Preferred Securities and the common securities of Financing I and Financing II (the "Old Trusts"), and Finance I, Finance II and Finance III, (the "New Trusts", and collectively with the Old Trusts, "the Trusts"), were used to purchase Subordinated Deferrable Interest Notes (the "Subordinated Debt Securities") from MediaOne Group Funding, Inc. ("MediaOne Funding"), a wholly owned subsidiary of MediaOne Group, the obligations under which are fully and unconditionally guaranteed by MediaOne Group (the "Debt Guarantees"). The Subordinated Debt Securities have the same interest rate and maturity date as the Preferred Securities to which they relate. The sole assets of the Trusts are and will be the Subordinated Debt Securities and the Debt Guarantees. In the Exchange Offer, the Subordinated Debt Securities that relate to the remaining outstanding Preferred Securities of the Old Trusts were assumed by MediaOne Group and the related Debt Guarantees were extinguished.

    MediaOne Group has guaranteed the payment of interest and redemption amounts to holders of the Preferred Securities when the Trusts have funds available for such payments (the "Payment Guarantee") as well as the Company's and MediaOne Funding's undertaking to pay all of the costs, expenses and other obligations (the "Expense Undertaking") of the Old Trusts and the New Trusts, respectively. The Payment Guarantee and the Expense Undertaking, including MediaOne Group's guarantee with respect thereto, considered together with MediaOne Funding's obligations under the indenture and Subordinated Debt Securities and MediaOne Group's obligations under the indenture, declaration and Debt Guarantees, constitute a full and unconditional guarantee by MediaOne Group of the Trusts' obligations under the Preferred Securities. The interest and other payment dates on the Subordinated Debt Securities are the same as the distribution and other payment dates on the Preferred Securities. Under certain circumstances, the Subordinated Debt Securities may be distributed to the holders of Preferred Securities and common securities in liquidation of the Trusts.

    All of the Subordinated Debt Securities are redeemable by the Company or MediaOne Funding at a redemption price of $25.00 per security, plus accrued and unpaid interest. If the Company or MediaOne Funding redeems the Subordinated Debt Securities, the Trusts are required to concurrently redeem their respective Preferred Securities at $25.00 per share plus accrued and unpaid distributions. The 9.30 percent and the 7.96 percent Subordinated Debt Securities are redeemable in whole or in part at any time on or after September 11, 2000. The
9.50 percent and the 8.25 percent Subordinated Debt Securities are redeemable in whole or in part at any time on or after October 29, 2001. The 9.04 percent Subordinated Debt Securities are redeemable in whole or in part at any time on or after October 28, 2003.

NOTE 15: PREFERRED STOCK SUBJECT TO MANDATORY REDEMPTION

    On June 30, 1997, Old U S WEST acquired cable systems serving approximately 40,000 subscribers in Michigan for cash of $25 and the issuance of 994,082 shares of Old U S WEST Series E Preferred Stock (the "Series E Preferred Stock") with a fair value of $50. Dividends are payable quarterly at the annual rate of
6.34 percent. Effective with the Separation, the Old U S WEST Series E Preferred Stock remains outstanding and represents shares of MediaOne Group Series E Preferred Stock. The Series E Preferred

                              MEDIAONE GROUP, INC.

NOTE 15: PREFERRED STOCK SUBJECT TO MANDATORY REDEMPTION (CONTINUED)
Stock was recorded at fair value of $50.00 per share at June 30, 1997, which was equal to its liquidation value. Upon redemption, the preferred stockholders may elect to receive cash or convert their Series E Preferred Stock into MediaOne Group Stock. Cash redemption is equal to the Series E Preferred Stock's liquidation value of $50.00 per share, plus accrued dividends. The number of shares of MediaOne Group Stock to be received upon conversion is $47.50 per share divided by the then current market price of MediaOne Group Stock. The conversion rate is subject to adjustment by the Company under certain circumstances.

    The Series E Preferred Stock is redeemable as follows: (a) the Company may call for redemption all or any part of the Series E Preferred Stock beginning on June 30, 2002; (b) on a yearly basis beginning August 1, 2007, and continuing through August 1, 2016, the Company will redeem 49,704 shares of Series E Preferred Stock, and on June 30, 2017, all of the remaining outstanding shares of Series E Preferred Stock; or (c) all of the outstanding Series E Preferred Stock shall be redeemed upon the occurrence of certain events, including the dissolution or sale of all or substantially all of MediaOne Group.

    On September 2, 1994, Old U S WEST issued to Fund American Enterprises Holdings Inc. ("FFC") 50,000 shares of a class of 7 percent Series C Cumulative Redeemable Preferred Stock (the "Series C Preferred Stock") for a total of $50. See Note 23--Net Investment in Assets Held for Sale--to the Consolidated Financial Statements. Effective with the Separation, the Series C Preferred Stock remains outstanding and represents shares of Series C Preferred Stock of MediaOne Group. The Series C Preferred Stock was recorded at the fair market value of $51 at the issue date. The Company has the right commencing September 2, 1999, to redeem the shares for one thousand dollars per share plus unpaid dividends and a redemption premium. The shares are mandatorily redeemable in 2004 at face value plus unpaid dividends. At the option of FFC, the preferred stock also can be redeemed for common shares of FSA. The market value of the option was $79 and $71 (based on the Black-Scholes model) at December 31, 1998 and 1997, respectively, with no carrying value.

    The Series E and Series C Preferred Stocks rank senior to all classes of MediaOne Group's common stock, are subordinated to any senior debt and the Preferred Securities, and rank equally with the Series D Preferred Stock. See
Note 16--Shareowners' Equity--to the Consolidated Financial Statements.

NOTE 16: SHAREOWNERS' EQUITY

    Prior to the Separation, Old U S WEST had outstanding two separate classes of common stock. Upon Separation, and in accordance with the terms of the Separation Agreement, each outstanding share of Media Stock remains outstanding and represents one share of MediaOne Group Stock. Each share of Media Stock held as treasury stock by Old U S WEST now represents one share of MediaOne Group Stock held as treasury stock by MediaOne Group. All issued and outstanding shares of Communications Stock were redeemed for shares of New U S WEST common stock. In addition, since the distribution of New U S WEST was accounted for at fair value, retained earnings were reduced by $24,924 and common stock was reduced by $421, representing the fair value of the businesses comprising New U S WEST previously held by Old U S WEST.

    COMMON STOCK. For 1998, other activity includes $44 for tax benefits on stock option exercises, a $39 gain related to the acquisition of General Cable by Telewest, a $39 gain on the exercise of a call option on shares of the Company's stock, and miscellaneous activity of $25. In connection with the November 15,

                              MEDIAONE GROUP, INC.

NOTE 16: SHAREOWNERS' EQUITY (CONTINUED)
1996, Continental Acquisition, the Company issued 150,615,000 shares of MediaOne Group Stock to Continental shareowners, valued at $2,590.

    SHARE REPURCHASE. On August 7, 1998, the Board of Directors of MediaOne Group authorized the repurchase of up to 25 million shares of the Company's common stock over the next three years, dependent on market and financial conditions. During 1998, MediaOne Group purchased and placed into treasury approximately 8,682,000 shares of MediaOne Group stock at an average purchase price of $40.51 per share, or a total cost basis of $352. Prior to the Separation, Old U S WEST purchased and placed into treasury $31 of Communications Stock. All outstanding shares of Communications Stock held as treasury stock by Old U S WEST were canceled as of the Separation date. During 1997 and 1996, the Company purchased and placed into treasury 2,838,000 and 15,919,000 shares of MediaOne Group Stock, at an average purchase price per share of $18.71 and $18.66, and a total cost basis of $53 and $297, respectively.

    Following is a roll-forward of share activity during the three years ended December 31, 1998:

                                                                      COMMON SHARES
                                                            ---------------------------------
                                                             MEDIAONE GROUP   COMMUNICATIONS
                                                                 STOCK             STOCK
                                                            ----------------  ---------------
                                                                     (IN THOUSANDS)
BALANCE DECEMBER 31, 1995.................................        472,314           473,635
  Issuance of Communications Stock........................                            6,822
  Issuance of MediaOne Group Stock for Continental
    Acquisition...........................................        150,615
  Other issuances of MediaOne Group Stock.................          1,853
  Purchase of treasury stock..............................        (15,919)
                                                                  -------     ---------------
BALANCE DECEMBER 31, 1996.................................        608,863           480,457
  Issuance of Communications Stock........................                            4,058
  Issuances of MediaOne Group Stock.......................          1,783
  Purchase of treasury stock..............................         (2,838)
                                                                  -------     ---------------
BALANCE DECEMBER 31, 1997.................................        607,808           484,515
  Issuance of Communications Stock........................                            1,101
  Distribution of New U S WEST............................                         (485,042)
  Issuance of MediaOne Group Stock........................          4,350
  Purchase of treasury stock..............................         (8,682)             (574)
                                                                  -------     ---------------
BALANCE DECEMBER 31, 1998.................................        603,476           --
                                                                  -------     ---------------
                                                                  -------     ---------------

    SERIES D PREFERRED STOCK. On November 15, 1996, Old U S WEST issued 19,999,478 shares of 4.5 percent, 20 year, Series D Preferred Stock (the "Series D Preferred Stock") to Continental shareowners as partial consideration for the Continental Acquisition. Dividends are payable quarterly on the nonvoting Series D Preferred Stock as and when declared by the Board of Directors of MediaOne Group (the "Board of Directors") out of funds legally available. Effective with the Separation, the Series D Preferred Stock remains outstanding and represents Series D Preferred Stock of MediaOne Group. The Series D Preferred Stock has a liquidation value of $50 per share and was recorded at the November 15, 1996 fair value of $46 per share. The Series D Preferred Stock is convertible at any time at the option of the holder into 1.98052 shares of MediaOne Group Common Stock per share of Series D Preferred Stock. Since

                              MEDIAONE GROUP, INC.

NOTE 16: SHAREOWNERS' EQUITY (CONTINUED) holders of the Series D Preferred Stock did not participate in the Dex Dividend upon Separation, the Board of Directors adjusted the conversion rate of the Series D Preferred Stock from 1.905 shares of MediaOne Group Common Stock per share of Series D Preferred Stock to 1.98052 per share. Between November 15, 1999 and November 15, 2001, the Series D Preferred Stock is redeemable at par, at the option of the Company, into shares of MediaOne Group Stock if the market price of MediaOne Group common shares has closed at or above $34.08 per share for at least 20 of the 30 consecutive trading days prior to the notice of redemption. After November 15, 2001, the Series D Preferred Stock is redeemable at par, at the option of the Company, in cash, MediaOne Group Stock, or any combination of cash and stock. If MediaOne Group Stock is elected, the number of shares to be issued will be determined based on the average market price for the ten consecutive trading days ending on the third business day prior to redemption, reduced by five percent. On November 15, 2016, the Company is required to redeem the Series D Preferred Stock, at its election, for cash, MediaOne Group Stock, or any combination of cash and stock. Upon certain events, including the disposition of all or substantially all of the properties and assets attributed to MediaOne Group, the Series D Preferred Stock becomes mandatorily redeemable. The Series D Preferred Stock ranks senior to all classes of MediaOne Group common stock, is subordinated to any senior debt and the Preferred Securities, and ranks equally with the Series E and C Preferred Stocks.

    LEVERAGED EMPLOYEE STOCK OWNERSHIP PLAN ("LESOP"). MediaOne Group sponsors a defined contribution savings plan for substantially all employees of MediaOne Group, except for foreign national employees. Effective in 1997, employees of the Atlanta cable systems also became eligible to participate in the defined contribution savings plan. Borrowings associated with the LESOP were repaid in May 1998. Prior to that time, the borrowings associated with the LESOP, which were unconditionally guaranteed by Old U S WEST, were included in the Consolidated Balance Sheets of the Company and corresponding amounts were recorded as reductions to shareowners' equity. Contributions from Old U S WEST as well as dividends on unallocated shares held by the LESOP ($1, $3 and $5 in 1998, 1997 and 1996, respectively) were used for debt service.

    The Company matched a percentage of eligible employee contributions with shares of MediaOne Group Stock. Shares in the LESOP were released as principal and interest were paid on the debt. At December 31, 1998, 12,831,958 shares of MediaOne Group Stock and 12,537,710 shares of Communications Stock had been allocated from the LESOP to participants' accounts. At December 31, 1998, there are no remaining MediaOne Group shares to be allocated.

    The Company recognizes expense based on the cash payments method. MediaOne Group's contributions to the plan (excluding dividends) were $8, $9 and $10 in 1998, 1997 and 1996, respectively, of which $1, $1 and $2, respectively, have been classified as interest expense.

    SHAREHOLDER RIGHTS PLAN. The Board of Directors has adopted a shareholder rights plan which, in the event of a takeover attempt, would entitle existing shareowners to certain preferential rights. The rights expire on April 6, 1999, and are redeemable by MediaOne Group at any time prior to the date they would become effective. The expiration date for the rights has been extended to the year 2009. See Note 22-- Subsequent Events--to the Consolidated Financial Statements.

    COMPREHENSIVE INCOME. During 1998, MediaOne Group adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and its components within the financial statements. Comprehensive income includes net income

                              MEDIAONE GROUP, INC.

NOTE 16: SHAREOWNERS' EQUITY (CONTINUED) and other changes to equity not included in net income, such as foreign currency translation and unrealized gains or losses on debt and equity securities.

    Of the total net unrealized gains on debt and equity securities during 1998, $826 (net of deferred taxes of $530), relates to the Company's investment in AirTouch common and preferred stock acquired in connection with the AirTouch Transaction. During 1998, MediaOne Group recorded an unrealized gain of $147 related to its investment in AirTouch preferred stock. This unrealized gain was fully offset by a loss on an interest rate swap agreement which was designed to minimize the Company's exposure to fluctuations in the fair value of the AirTouch preferred stock as a result of interest rate changes.

    The following table presents the components of other comprehensive income and their related tax impacts. It also presents reclassification adjustments related to gains realized on the sale of debt and equity securities.

                                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                        ----------------------------------------------------------------
                                                                     1998                             1997
                                                        -------------------------------  -------------------------------
                                                          PRE-                 AFTER-      PRE-                 AFTER-
                                                           TAX        TAX        TAX        TAX        TAX        TAX
                                                        ---------  ---------  ---------  ---------  ---------  ---------
Unrealized gain (loss) on debt and equity securities
  and Exchangeable Notes..............................  $   1,556  $    (601) $     955  $     271  $    (109) $     162
Less: Reclassification for gains realized in net
  income..............................................        (20)         8        (12)      (231)        93       (138)
                                                        ---------  ---------  ---------  ---------  ---------  ---------
Net unrealized gain (loss)............................      1,536       (593)       943         40        (16)        24

Foreign currency translation..........................         (6)         2         (4)       (92)        36        (56)
                                                        ---------  ---------  ---------  ---------  ---------  ---------

Other comprehensive income (loss).....................  $   1,530  $    (591) $     939  $     (52) $      20  $     (32)
                                                        ---------  ---------  ---------  ---------  ---------  ---------
                                                        ---------  ---------  ---------  ---------  ---------  ---------

                                                                        1996
                                                                  -----------------
                                                         PRE- TAX        TAX      AFTER- TAX
                                                            ---          ---         -----
Unrealized gain (loss) on debt and equity securities
  and Exchangeable Notes..............................   $      (6)   $       1    $      (5)
Less: Reclassification for gains realized in net
  income..............................................      --           --           --
                                                                --           --           --
Net unrealized gain (loss)............................          (6)           1           (5)
Foreign currency translation..........................          (2)           1           (1)
                                                                --           --           --
Other comprehensive income (loss).....................   $      (8)   $       2    $      (6)
                                                                --           --           --
                                                                --           --           --

NOTE 17: EARNINGS PER SHARE

    The following table reflects the computation of basic and diluted earnings
(loss) per share for MediaOne Group Stock and Communications Stock, in accordance with the provisions of SFAS No. 128, "Earnings Per Share." The dilutive securities for 1998 represent the incremental weighted average shares from potential share issuances associated with stock options for MediaOne Group Stock and Communications Stock, and the assumed conversion of the convertible Series D Preferred Stock for MediaOne Group Stock. The diluted earnings (loss) and related per share amounts for 1997 and 1996 do not include potential share issuances associated with stock options and the convertible Series D Preferred Stock since the effect would have been antidilutive on the loss from continuing operations.

                              MEDIAONE GROUP, INC.

NOTE 17: EARNINGS PER SHARE (CONTINUED)

                                                                                    YEAR ENDED DECEMBER 31,
                                                                               ----------------------------------
                                                                                  1998        1997        1996
                                                                               ----------  ----------  ----------
                                                                                     (SHARES IN THOUSANDS)
MEDIAONE GROUP STOCK:
Income (loss) from continuing operations.....................................  $    1,430  $     (827) $     (357)
  Preferred stock dividends and accretion....................................         (55)        (52)         (9)
  Loss on redemption of Preferred Securities.................................         (53)     --          --
                                                                               ----------  ----------  ----------
Income (loss) from continuing operations available to MediaOne Group Stock
  shareowners used for basic earnings (loss) per share.......................       1,322        (879)       (366)
  Preferred stock dividends and accretion on assumed conversion..............          49      --          --
                                                                               ----------  ----------  ----------
Income (loss) from continuing operations available to MediaOne Group Stock
  shareowners used for diluted earnings (loss) per share.....................  $    1,371  $     (879) $     (366)
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Income from discontinued operations used for basic and diluted earnings per share
  Results of operations(1)...................................................  $      158  $      347  $      286
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
  Gain on Separation.........................................................  $   24,461      --          --
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Extraordinary item--early extinguishment of debt--net of tax.................  $     (333) $   --      $   --
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Weighted average number of shares used for basic earnings (loss) per share...     607,648     606,749     491,924
Effect of dilutive securities:
  Stock options..............................................................       6,368      --          --
  Series D Preferred Stock...................................................      38,939      --          --
                                                                               ----------  ----------  ----------
Weighted average number of shares used for diluted earnings (loss) per
  share......................................................................     652,955     606,749     491,924
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

------------------------

(1) Represents the operations of Dex, which were discontinued on June 12, 1998.

                              MEDIAONE GROUP, INC.

NOTE 17: EARNINGS PER SHARE (CONTINUED)

                                                                                    YEAR ENDED DECEMBER 31,
                                                                               ----------------------------------
                                                                                  1998        1997        1996
                                                                               ----------  ----------  ----------
                                                                                     (SHARES IN THOUSANDS)
MEDIAONE GROUP STOCK:
BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations........................................................  $     2.18  $    (1.45) $    (0.74)
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Discontinued operations--results of operations(1)............................  $     0.26  $     0.57  $     0.58
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Discontinued operations--gain on Separation..................................  $    40.25      --          --
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Extraordinary item--early extinguishment of debt--net of tax.................  $    (0.55)     --          --
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations........................................................  $     2.10  $    (1.45) $    (0.74)
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Discontinued operations--results of operations(1)............................  $     0.24  $     0.57  $     0.58
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Discontinued operations--gain on Separation..................................  $    37.46      --          --
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Extraordinary item--early extinguishment of debt--net of tax.................  $    (0.51)     --          --
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

COMMUNICATIONS STOCK:(2)
Income from discontinued operations used for basic and diluted earnings per
  share(3)...................................................................  $      589  $    1,177  $    1,249
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Weighted average number of shares used for basic earnings per share..........     484,972     482,751     477,549
Effect of dilutive securities:
Stock options................................................................       4,097      --          --
                                                                               ----------  ----------  ----------
Weighted average number of shares used for diluted earnings per share........     489,069     482,751     477,549
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
BASIC AND DILUTED EARNINGS PER SHARE:
Basic earnings per share from discontinued operations(3).....................  $     1.21  $     2.43  $     2.62
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Diluted earnings per share from discontinued operations(3)...................  $     1.20  $     2.43  $     2.62
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

------------------------

(1) Represents the operations of Dex, which were discontinued on June 12, 1998.

(2) The Communications Stock was canceled on June 12, 1998, effective with the Separation.

(3) Represents the operations of the Communications Group, which were discontinued on June 12, 1998, and included with New U S WEST.

                              MEDIAONE GROUP, INC.

NOTE 18: STOCK INCENTIVE PLANS

    MediaOne Group maintains stock incentive plans for executives and other employees and nonemployees, primarily members of the Board of Directors. The Amended MediaOne Group 1994 Stock Plan (the "Plan") is a successor plan to the Amended 1994 Stock Plan which was maintained by Old U S WEST. Under the Amended 1994 Stock Plan, each outstanding Old U S WEST stock option was converted into one Media Group and one Communications Group stock option. Subsequently, each group granted options primarily in its own stock. Effective on the Separation, stock options, whether held by individuals who became MediaOne Group or New U S WEST employees, continued to be outstanding as stock options for MediaOne Group and New U S WEST. The number of MediaOne Group stock options and the exercise prices were adjusted to preserve the economic value of the options before and after the Dex Dividend. The Plan is administered by the Human Resources Committee of the Board of Directors with respect to officers, executive officers and outside directors and by a special committee with respect to all other eligible employees and eligible nonemployees.

    As of December 31, 1998, the maximum aggregate number of shares of MediaOne Group Stock that could have been granted in any calendar year for all purposes under the Plan was three-quarters of one percent (0.75 percent) of the shares outstanding (excluding shares held in treasury) on the first day of such calendar year. In the event that fewer than the full aggregate number of shares available for issuance in any calendar year were issued in any such year, the shares not issued may be added to the shares available for issuance in any subsequent year or years. Options granted vest over periods up to three years and may be exercised no later than 10 years after the grant date.

    The compensation cost that has been included in income in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," was $26, zero and $1 in 1998, 1997 and 1996, respectively, all of which related to modifications of stock option terms.

    MediaOne Group has adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," but continues to account for the Plan under APB Opinion No. 25. Had compensation cost for the Plan been determined consistent with the fair value based accounting method under SFAS No. 123, the pro forma net income and earnings per share for both the MediaOne Group Stock and Communications Stock would have been the following.

                              MEDIAONE GROUP, INC.

NOTE 18: STOCK INCENTIVE PLANS (CONTINUED)

                                                                         YEAR ENDED DECEMBER 31,
                                                  ----------------------------------------------------------------------
                                                                                   1997                    1996
                                                           1998           ----------------------  ----------------------
                                                  ----------------------                BASIC                   BASIC
                                                                BASIC        NET      EARNINGS       NET      EARNINGS
                                                     NET      EARNINGS     INCOME    (LOSS) PER    INCOME    (LOSS) PER
                                                   INCOME     PER SHARE    (LOSS)       SHARE      (LOSS)       SHARE
                                                  ---------  -----------  ---------  -----------  ---------  -----------
MEDIAONE GROUP STOCK:
  As reported...................................  $  25,716   $   42.14   $    (480)  $   (0.88)  $     (71)  $   (0.16)
  Pro forma.....................................  $  25,681       42.08        (501)      (0.91)        (82)      (0.18)
COMMUNICATIONS STOCK:
  As reported...................................     --          --           1,177        2.43       1,249        2.62
  Pro forma.....................................     --          --           1,164        2.41       1,247        2.61

    The fair value based method of accounting for stock-based compensation plans under SFAS No. 123 recognizes the value of options granted as compensation cost over the options' vesting period and has not been applied to options granted prior to January 1, 1995. Accordingly, the resulting pro forma compensation cost is not representative of what compensation cost will be in future years.

    Following are the weighted-average assumptions used in connection with the Black-Scholes option-pricing model to estimate the fair value of options granted during 1998, 1997 and 1996:

                                                                  YEAR ENDED DECEMBER 31,
                                                             ----------------------------------
                                                                1998        1997        1996
                                                             ----------  ----------  ----------
MEDIAONE GROUP STOCK:
  Risk-free interest rate..................................        5.53%       6.40%       6.30%
  Expected life............................................   4.5 years   5.0 years   5.0 years
  Expected volatility......................................        30.0%       30.0%       28.5%
  Weighted average grant date fair value...................      $12.53       $7.81       $7.23
COMMUNICATIONS STOCK:
  Risk-free interest rate..................................                    6.40%       6.50%
  Expected dividend yield..................................                    5.80%       6.70%
  Expected life............................................               4.0 years   4.5 years
  Expected volatility......................................                    25.0%       19.6%
  Weighted average grant date fair value...................                   $5.70       $3.67

                              MEDIAONE GROUP, INC.

NOTE 18: STOCK INCENTIVE PLANS (CONTINUED)

    Data for outstanding options under the Plan is summarized as follows:

                                                                  MEDIAONE GROUP STOCK        COMMUNICATIONS STOCK
                                                                -------------------------  --------------------------
                                                                               WEIGHTED-                   WEIGHTED-
                                                                                AVERAGE                     AVERAGE
                                                                 NUMBER OF     EXERCISE      NUMBER OF     EXERCISE
                                                                   SHARES        PRICE        SHARES         PRICE
                                                                ------------  -----------  -------------  -----------
Outstanding December 31, 1995.................................     9,708,166   $   16.33       9,423,101   $   24.39
                                                                ------------  -----------  -------------  -----------
  Granted.....................................................     5,523,728       19.36       3,624,602       30.97
  Exercised...................................................      (507,329)      14.93      (1,205,730)      22.37
  Canceled or expired.........................................      (610,471)      17.86        (429,058)      25.01
                                                                ------------  -----------  -------------  -----------
Outstanding December 31, 1996.................................    14,114,094   $   17.49      11,412,915   $   26.67
                                                                ------------  -----------  -------------  -----------
  Granted.....................................................     8,733,782       20.33       9,491,642       34.87
  Exercised...................................................    (1,371,529)      16.30      (2,648,569)      25.41
  Canceled or expired.........................................    (1,027,388)      18.35        (637,411)      27.54
                                                                ------------  -----------  -------------  -----------
Outstanding December 31, 1997.................................    20,448,959   $   18.74      17,618,577   $   31.23
                                                                ------------  -----------  -------------  -----------
  Granted.....................................................     6,088,849       36.40
  Dex Adjustment..............................................       827,038        0.90
  Separation..................................................       --           --         (17,618,577)     --
  Exercised...................................................    (4,391,697)      17.46
  Canceled or expired.........................................    (1,239,154)      21.84
                                                                ------------  -----------  -------------  -----------
Outstanding December 31, 1998.................................    21,733,995   $   23.13        --            --
                                                                ------------  -----------  -------------  -----------
                                                                ------------  -----------  -------------  -----------

    The number of exercisable options under the Plan and the weighted-average exercise prices follow:

                                                                    MEDIAONE GROUP STOCK     COMMUNICATIONS STOCK
                                                                   -----------------------  -----------------------
                                                                                WEIGHTED-                WEIGHTED-
                                                                                 AVERAGE                  AVERAGE
                                                                     NUMBER     EXERCISE      NUMBER     EXERCISE
EXERCISABLE OPTIONS AT:                                            OF SHARES      PRICE     OF SHARES      PRICE
-----------------------------------------------------------------  ----------  -----------  ----------  -----------
December 31, 1996................................................   4,867,207   $   16.74    3,881,100   $   25.71
December 31, 1997................................................   7,235,685       16.54    5,299,955       25.72
December 31, 1998................................................   9,742,450       18.30       --          --

                              MEDIAONE GROUP, INC.

NOTE 18: STOCK INCENTIVE PLANS (CONTINUED)
    The following table summarizes the status of outstanding and exercisable options under the Plan at December 31, 1998. The total options outstanding represent 3.6 percent of the MediaOne Group common shares outstanding.

                                                                OUTSTANDING OPTIONS
                                                     ------------------------------------------    EXERCISABLE OPTIONS
                                                                      WEIGHTED-                  -----------------------
                                                                       AVERAGE       WEIGHTED-                WEIGHTED-
                                                                      REMAINING       AVERAGE                  AVERAGE
                                                        NUMBER       CONTRACTUAL     EXERCISE      NUMBER     EXERCISE
RANGE OF EXERCISE PRICES                             OUTSTANDING    LIFE (YEARS)       PRICE     EXERCISABLE    PRICE
---------------------------------------------------  ------------  ---------------  -----------  ----------  -----------
MEDIAONE GROUP STOCK
$9.81 - $14.87.....................................     2,190,892          4.37      $   14.08    2,190,892   $   14.08
$14.97 - $16.95....................................     2,741,956          6.47          16.46    2,431,411       16.57
$17.06 - $17.78....................................     2,991,600          8.08          17.75      251,696       17.50
$17.82 - $19.03....................................     2,472,984          6.95          18.32    1,557,634       18.50
$19.10 - $19.83....................................     2,449,508          6.55          19.74    1,837,436       19.77
$19.89 - $21.51....................................     2,443,590          7.99          21.27      798,946       21.26
$21.75 - $33.40....................................     2,647,064          8.65          29.16      622,030       30.03
$33.52 - $37.43....................................     2,518,320          9.22          37.06       52,363       35.96
$37.49 - $49.13....................................     1,277,731          9.54          44.93           42       44.38
$49.63 - $49.63....................................           350          9.58          49.63       --          --
                                                     ------------           ---     -----------  ----------  -----------
                                                       21,733,995          7.48      $   23.13    9,742,450   $   18.30
                                                     ------------           ---     -----------  ----------  -----------
                                                     ------------           ---     -----------  ----------  -----------

    A total of 6,088,849, 8,733,782 and 5,523,728 MediaOne Group Stock options were granted in 1998, 1997 and 1996, respectively. A total of 9,491,642 and 3,624,602 Communications Stock options were granted in 1997 and 1996, respectively. Included in the total grants were 249,827 of modified MediaOne Group Stock options and 198,027 of modified Communications Stock options revalued as new grants during 1996. The modified MediaOne Group Stock options were not significant in 1998 and 1997, and the Communications Stock options were not significant during 1997. Including the modified options, the weighted-average grant date fair value was $7.10 for MediaOne Group Stock options and $3.87 for Communications Stock options in 1996. The exercise price of MediaOne Group and Communications Stock options, excluding modified options, equals the market price on the grant date. The exercise prices of modified stock options may be greater or less than the market price on the revaluation date.

    Approximately 4,046,000 and 2,700,000 shares of MediaOne Group Stock were available for grant under the plans in effect at December 31, 1998 and 1997, respectively, and 3,100,000 shares of Communications Stock were available for grant under the plans in effect at December 31, 1997. Approximately 25,780,000 shares of MediaOne Group Stock were reserved for issuance under the Plan at December 31, 1998.

                              MEDIAONE GROUP, INC.

NOTE 19: EMPLOYEE BENEFITS

MEDIAONE GROUP PLANS

    Effective on the Separation, MediaOne Group established a new defined benefit pension plan and a new retiree health care and life insurance plan for certain of its employees. A portion of the existing assets of the Old U S WEST pension plan were transferred at fair value to the MediaOne Group pension plan such that the ratio of plan assets to plan liabilities, calculated on a projected benefit obligation basis, was the same for the MediaOne Group and New U S WEST pension plans. The existing assets of the Old U S WEST postretirement plan were transferred to MediaOne Group in a similar manner, such that the ratio of plan assets to plan liabilities, calculated on an accumulated postretirement benefit obligation basis, was the same for MediaOne Group and New U S WEST.

    The MediaOne Group defined benefit pension plan covers substantially all of its employees, except for foreign national employees. Management benefits are based on a final pay formula and MediaOne Group uses the projected unit credit method for the determination of pension cost for financial reporting and funding purposes. MediaOne Group's policy is to fund amounts required under the Employee Retirement Income Security Act of 1974; no funding was required in 1998, 1997 nor 1996.

    MediaOne Group also sponsors a nonqualified pension plan which pays supplemental pension benefits to key executives in addition to amounts received under the MediaOne Group pension plan. The obligation and annual expense for this plan are included in the 1998 pension detail below.

    MediaOne Group provides certain health care and life insurance benefits to retired employees. MediaOne Group uses the projected unit credit method for the determination of postretirement medical and life costs for financial reporting purposes.

    The components of the 1998 net periodic benefit cost for pension benefits and for other postretirement benefits were $3 and $2, respectively, during the year.

    Below is a reconciliation of the change in the fair value of the plan assets for the pension and postretirement plans for 1998:

                                                                                         OTHER
                                                                         PENSION    POSTRETIREMENT
                                                                        BENEFITS       BENEFITS
                                                                       -----------  ---------------
Fair value of plan assets at beginning of year.......................   $  --          $  --
  Actual return on plan assets.......................................          10         --
  Contributions for non-qualified plan...............................           4         --
  Assets transferred from Old U S WEST...............................         194              4
  Assets due from Old U S WEST.......................................          19              1
  Benefits paid......................................................          (9)        --
                                                                            -----          -----
Fair value of plan assets at end of year(1)                             $     218      $       5
                                                                            -----          -----
                                                                            -----          -----

------------------------

(1) Pension assets include MediaOne Group stock of $1.

                              MEDIAONE GROUP, INC.

NOTE 19: EMPLOYEE BENEFITS (CONTINUED)
    Below is a reconciliation of the change in the benefit obligation for the pension and postretirement plans for 1998:

                                                                                         OTHER
                                                                         PENSION    POSTRETIREMENT
                                                                        BENEFITS       BENEFITS
                                                                       -----------  ---------------
Net benefit obligation at beginning of year..........................   $  --          $  --
  Service cost.......................................................           8              1
  Interest cost......................................................           6         --
  Liability transferred from Old U S WEST............................         190             23
  Actuarial loss.....................................................           5              1
  Benefits paid......................................................          (9)        --
                                                                            -----          -----
Net benefit obligation at end of year................................   $     200      $      25
                                                                            -----          -----
                                                                            -----          -----

    The following table represents the funded status of the pension and postretirement plans at December 31, 1998:

                                                                                         OTHER
                                                                         PENSION    POSTRETIREMENT
                                                                        BENEFITS       BENEFITS
                                                                       -----------  ---------------
Funded status at end of year.........................................   $      18      $     (20)
  Unrecognized actuarial (gain) loss.................................         (47)             5
  Unrecognized prior service cost....................................          20              1
  Unrecognized net transition (asset) obligation.....................          (7)        --
                                                                            -----          -----
Net accrued liability at end of year.................................   $     (16)     $     (14)
                                                                            -----          -----
                                                                            -----          -----

    The actuarial assumptions used to account for the plans are as follows:

                                                                               OTHER
                                                         PENSION           POSTRETIREMENT
                                                        BENEFITS              BENEFITS
                                                     ---------------  ------------------------
WEIGHTED AVERAGE ASSUMPTIONS AS OF DECEMBER 31,
  1998
Discount rate......................................         6.75%                        6.75%
Expected return on assets..........................         8.75%                        8.75%
Rate of compensation increase......................         4.00%                          N/A
Health care cost trend on covered charges..........           N/A     8% decreasing to an
                                                                      ultimate trend of 5% in
                                                                      2011

    A one percent change in the assumed healthcare cost trend rate would have increased the accumulated postretirement benefit obligation by $4 and decreased it by $3. The impact on service and interest cost components would not have been material.

OLD U S WEST PLANS

    Prior to the Separation, MediaOne Group participated in the employee benefits plans sponsored by Old U S WEST. Since both MediaOne Group and New U S WEST belonged to a single pension and postretirement plan, assets were not segregated until Separation. Pension and postretirement benefit costs were allocated to MediaOne Group based on the ratio of MediaOne Group's service cost to

                              MEDIAONE GROUP, INC.

NOTE 19: EMPLOYEE BENEFITS (CONTINUED)

the total service cost. MediaOne Group's share of the net pension cost (credit) for 1997 and 1996 was $(3) and zero, respectively. MediaOne Group's share of the net postretirement costs for 1997 and 1996 was $4 and $2, respectively.

NOTE 20: INCOME TAXES

    The components of the provision for income taxes follow:

                                                                              DECEMBER 31,
                                                                     -------------------------------
                                                                       1998       1997       1996
                                                                     ---------  ---------  ---------
FEDERAL:
  Current..........................................................  $    (372) $    (210) $     (96)
  Deferred.........................................................      1,358       (137)       (88)
                                                                     ---------  ---------  ---------
                                                                           986       (347)      (184)
                                                                     ---------  ---------  ---------
STATE AND LOCAL:
  Current..........................................................        (14)       (20)       (17)
  Deferred.........................................................        203        (26)       (11)
                                                                     ---------  ---------  ---------
                                                                           189        (46)       (28)
                                                                     ---------  ---------  ---------
FOREIGN:
  Current..........................................................         15         (1)         2
  Deferred.........................................................         18         14         30
                                                                     ---------  ---------  ---------
                                                                            33         13         32
                                                                     ---------  ---------  ---------
Provision (benefit) for income taxes...............................  $   1,208  $    (380) $    (180)
                                                                     ---------  ---------  ---------
                                                                     ---------  ---------  ---------

    The Company paid $24, $636 and $693 for income taxes in 1998, 1997 and 1996, respectively, inclusive of the discontinued operations of New U S WEST and the capital assets segment. Income taxes paid for the discontinued operations of New U S WEST, through the Separation date of June 12, 1998, were $379, $906 and $814 in 1998, 1997 and 1996, respectively.

    The effective tax rate differs from the statutory tax rate as follows:

                                                                                   DECEMBER 31,
                                                                          -------------------------------
                                                                            1998       1997       1996
                                                                          ---------  ---------  ---------
                                                                                   (IN PERCENT)
Federal statutory tax rate..............................................       35.0       35.0       35.0
State income taxes--net of federal effect...............................        3.5        2.5        3.3
Foreign taxes--net of federal effect....................................       (1.8)      (0.7)      (3.9)
Goodwill amortization...................................................       (4.5)      (4.7)      (2.4)
Other...................................................................        0.6       (0.6)       1.5
                                                                                ---        ---        ---
Subtotal without gain on sale of domestic wireless......................       32.8       31.5       33.5
Gain on sale of domestic wireless.......................................       13.0     --         --
                                                                                ---        ---        ---
Effective tax rate......................................................       45.8       31.5       33.5
                                                                                ---        ---        ---
                                                                                ---        ---        ---

                              MEDIAONE GROUP, INC.

NOTE 20: INCOME TAXES (CONTINUED)
    The components of the net deferred tax liability follow:

                                                                                 DECEMBER 31,
                                                                             --------------------
                                                                               1998       1997
                                                                             ---------  ---------
Intangible assets..........................................................  $   2,685  $   2,605
Property, plant and equipment..............................................        284        270
State deferred tax liability-- net of federal effect.......................        867        667
Leases.....................................................................        557        585
Investment in AirTouch Communications......................................      1,978     --
Other......................................................................         95        253
                                                                             ---------  ---------
  Deferred tax liabilities.................................................      6,466      4,380
                                                                             ---------  ---------
Postemployment benefits, including pension.................................     --             23
State deferred tax asset--net of federal effect............................         87         74
Reserves...................................................................        189         45
Investments................................................................        203        203
Net operating loss and tax credit carryforwards............................        127        155
Valuation allowance........................................................       (279)      (320)
Foreign currency translation adjustment....................................         57     --
Other......................................................................        121        357
                                                                             ---------  ---------
  Deferred tax assets......................................................        505        537
                                                                             ---------  ---------
Net deferred tax liability.................................................  $   5,961  $   3,843
                                                                             ---------  ---------
                                                                             ---------  ---------

    In connection with the Continental Acquisition, the Company has acquired operating loss carryforwards of approximately $217 for federal income tax purposes, expiring in various years through 2011. The Company also acquired investment tax credit carryforwards of approximately $50, expiring in various years through 2005. Due to potential use limitations, a valuation allowance of $279 has been established for the carryforwards and for a deferred tax asset associated with an investment. If the realization of the carryforwards or deferred tax asset becomes more likely than not in future periods, any reduction in the valuation allowance will be allocated to reduce goodwill and acquired intangible assets.

    The current portion of the deferred tax asset was $74 and $102 at December 31, 1998 and 1997, respectively, resulting primarily from compensation-related items and other accrued expenses. The net deferred tax liability includes $669 in 1997 related to the capital assets segment. Foreign operations contributed pretax losses of $336, $604 and $362 during 1998, 1997 and 1996, respectively.

NOTE 21: COMMITMENTS AND CONTINGENCIES

    MediaOne Group commitments and debt guarantees associated with its investments totaled approximately $310 for its international investments and $240 for its domestic investments. In addition, a MediaOne Group subsidiary guarantees debt, non-recourse to MediaOne Group, associated with its international investment of approximately $880.

    Certain cable subsidiaries of the Company in Florida, Michigan, Minnesota and Ohio have been named as defendants in various class action lawsuits challenging such subsidiaries' policies for charging late payment fees when customers fail to pay for subscriber services in a timely manner. MediaOne Group is

                              MEDIAONE GROUP, INC.

NOTE 21: COMMITMENTS AND CONTINGENCIES (CONTINUED) currently reviewing the lawsuits to determine what impact, if any, such lawsuits may have on the operations of the Company.

NOTE 22: SUBSEQUENT EVENTS

    CABLE SYSTEMS. On February 2, 1999, MediaOne Group and Time Warner Cable, a division of Time Warner and TWE, signed a definitive agreement to trade certain cable systems. MediaOne Group will trade cable systems in Ohio, Maine and California serving approximately 350,000 subscribers, while Time Warner Cable will trade cable systems in Massachusetts, New Hampshire and Georgia serving approximately 310,000 subscribers. MediaOne Group will also receive cash from the trade. The transaction is expected to close in 1999.

    On March 2, 1999, MediaOne Group and Cox Communications, Inc. ("Cox") signed a definitive agreement to trade certain cable systems. MediaOne Group will trade cable systems in Connecticut and Rhode Island serving approximately 51,000 subscribers, while Cox will trade cable systems in Massachusetts serving approximately 54,000 subscribers. MediaOne Group will also pay cash for the trade. The transaction is expected to close during the third quarter of 1999, subject to legal and regulatory approval.

    SHAREHOLDER RIGHTS PLAN. On February 9, 1999, the Board of Directors approved a new shareholder rights plan to replace the existing plan upon expiration. The new rights expire on April 6, 2009. The new shareholder rights plan contains terms similar to the original plan.

    INVESTMENT IN AIRTOUCH COMMUNICATIONS. On January 15, 1999, AirTouch entered into a preliminary agreement with Vodafone Group Public Limited Company ("Vodafone") to merge its operations with a subsidiary of Vodafone. The proposed terms of the preliminary merger agreement indicate that the outstanding common shares of AirTouch would be converted into the right to receive five ordinary shares of Vodafone and $9.00 in cash per AirTouch common share held. MediaOne Group currently owns approximately 59.3 million shares of AirTouch common stock, of which a maximum of 29 million shares could be used in the future to extinguish the Exchangeable Notes outstanding. See Note 10--Debt--to the Consolidated Financial Statements.

    INVESTMENT IN PRIMESTAR. On January 22, 1999, PrimeStar announced that it had reached an agreement with Hughes Electronics Corporation ("Hughes") to sell its rights to acquire certain high-power satellite assets to Hughes for approximately $35 in cash and the assumption by Hughes of $465 of certain advances made by Old PrimeStar to Tempo Satellites, Inc. In addition, PrimeStar agreed to sell its DBS medium-power business and assets to Hughes for approximately $1.1 billion in cash and 4.871 million shares of General Motors Class H common stock. The sales are contingent upon the receipt of various regulatory approvals and the consent of certain third parties, including PrimeStar lenders.

    OPTUS SHARES. During the first quarter of 1999, MediaOne Group sold its investment in the 50 million Optus shares held as of year-end 1998, for net proceeds of $121 and a pre-tax gain of $119. In addition, during the first quarter of 1999, MediaOne Group received 13.6 million Optus shares as a result of having met certain performance measures at Optus, and purchased 5.6 million additional Optus shares related to the Company's anti-dilution rights. MediaOne Group is currently in the process of disposing of its remaining investment in Optus shares.

    COMCAST MERGER. On March 22, 1999, MediaOne Group announced that it had entered into a merger agreement with Comcast Corporation ("Comcast") whereby MediaOne Group would be merged into

                              MEDIAONE GROUP, INC.

NOTE 22: SUBSEQUENT EVENTS (CONTINUED)
Comcast. The merger agreement calls for MediaOne Group common shareowners to receive 1.1 shares of Comcast Class A Special Common Stock for each share of MediaOne Group common stock held. The transaction will be tax-free to MediaOne Group shareowners. Subject to the approval of both shareowner groups, and various federal, state and local regulatory bodies, the merger could be completed as early as year-end 1999. While the merger agreement prohibits MediaOne Group from soliciting competing acquisition proposals, MediaOne Group may, subject to compliance with the terms of the merger agreement and payment of a $1.5 billion fee to Comcast, accept a superior proposal that is submitted within 45 days of the date of the merger agreement.

NOTE 23: NET INVESTMENT IN ASSETS HELD FOR SALE

    As of December 31, 1998, the disposal of assets held for sale of the capital assets segment was substantially completed. Therefore, the Consolidated Balance Sheet at December 31, 1998 includes the accounts of the capital assets segment. Prior to this time, the capital assets segment had been accounted for in accordance with Staff Accounting Bulletin No. 93, issued by the SEC, which required discontinued operations not disposed of within one year of the measurement date to be accounted for prospectively in continuing operations as a "net investment in assets held for sale." The remaining assets of the capital assets segment primarily represent long term lease finance receivables which will be run-off. These receivables are reflected in "Other Assets" in the Consolidated Balance Sheet for 1998. Beginning in 1999, the operations of the capital assets segment will also be reflected in the Consolidated Statements of Operations.

    MediaOne Real Estate, Inc. ("Real Estate") sold various assets during 1998, 1997 and 1996 for proceeds of $182, $88 and $156, respectively. The sales proceeds were in line with estimates. Proceeds from sales were primarily used to repay related debt. As of December 31, 1998, the Company had substantially completed the liquidation of this portfolio.

    Building sales and operating revenues of the capital assets segment were $208, $116 and $223 in 1998, 1997 and 1996 , respectively. During 1998, 1997 and
1996, income or losses from the capital assets segment were deferred and included within the reserve for assets held for sale.

                              MEDIAONE GROUP, INC.

NOTE 23: NET INVESTMENT IN ASSETS HELD FOR SALE (CONTINUED)
    The components of net investment in assets held for sale as of December 31, 1997 follow:

                                                                                                      DECEMBER 31,
                                                                                                          1997
                                                                                                      -------------
ASSETS
Cash and cash equivalents...........................................................................    $      54
Finance receivables--net............................................................................          777
Investment in real estate--net of valuation allowance...............................................          156
Bonds, at market value..............................................................................          119
Investment in FSA...................................................................................          365
Other assets........................................................................................          197
                                                                                                           ------
Total assets........................................................................................    $   1,668
                                                                                                           ------
                                                                                                           ------
LIABILITIES
Debt................................................................................................    $     372
Deferred income taxes...............................................................................          669
Accounts payable, accrued liabilities and other.....................................................          197
Minority interests..................................................................................           11
                                                                                                           ------
Total liabilities...................................................................................        1,249
                                                                                                           ------
Net investment in assets held for sale..............................................................    $     419
                                                                                                           ------
                                                                                                           ------

    Finance receivables primarily consist of contractual obligations under long-term leases with maturity dates ranging from 1999 to 2016 that MediaOne Group intends to run off. Certain leases contain renewal options and buyout provisions. These long-term leases consist mostly of leveraged leases related to aircraft and power plants. For leveraged leases, the cost of the assets leased is financed primarily through nonrecourse debt which is netted against the related lease receivable. The components of finance receivables follow.

                                                                                                     DECEMBER 31,
                                                                                                 --------------------
                                                                                                   1998       1997
                                                                                                 ---------  ---------
Receivables....................................................................................  $     671  $     719
Unguaranteed estimated residual values.........................................................        431        431
                                                                                                 ---------  ---------
                                                                                                     1,102      1,150
Less: Unearned income..........................................................................        338        355
  Credit loss and other allowances(1)..........................................................        138         18
                                                                                                 ---------  ---------
Finance receivables--net.......................................................................  $     626  $     777
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------

------------------------

(1) Includes allowance for credit losses of $13 in 1998 and 1997, respectively.

FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET CREDIT RISK--FINANCIAL GUARANTEES

    MediaOne Group retained certain risks in asset-backed obligations related to the commercial real estate portfolio. As of December 31, 1998, the principal amounts insured on asset-backed obligations were

                              MEDIAONE GROUP, INC.

NOTE 23: NET INVESTMENT IN ASSETS HELD FOR SALE (CONTINUED)
$146 for maturity terms up to five years and $138 for maturity terms ranging from 5 to 10 years, for a total principal amount insured of $284. As of December 31, 1997, the amounts were $449 for terms up to 5 years, and $266 for terms ranging from 5 to 10 years, for a total amount of $715.

    Concentrations of collateral associated with insured asset-backed obligations follow:

                                                                                                        DECEMBER 31,
                                                                                                    --------------------
TYPE OF COLLATERAL                                                                                    1998       1997
--------------------------------------------------------------------------------------------------  ---------  ---------
Commercial mortgages:
  Commercial real estate..........................................................................  $      37  $     319
  Corporate secured...............................................................................        247        396
                                                                                                    ---------  ---------
Total.............................................................................................  $     284  $     715
                                                                                                    ---------  ---------
                                                                                                    ---------  ---------

ADDITIONAL FINANCIAL INFORMATION

    Information for Financial Services, a member of the capital assets segment, follows:

                                                                           YEAR ENDED OR AS OF
                                                                              DECEMBER 31,
                                                                     -------------------------------
SUMMARIZED FINANCIAL INFORMATION                                       1998       1997       1996
-------------------------------------------------------------------  ---------  ---------  ---------
Revenue............................................................  $      17  $      23  $      26
Net finance receivables............................................        625        824        859
Total assets.......................................................        858      1,208      1,058
Total debt.........................................................        199        363        236
Total liabilities..................................................        846      1,121        998
Equity.............................................................         12         87         60

NOTE 24: DISCONTINUED OPERATIONS

    In accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," the Consolidated Financial Statements reflect New U S WEST as a discontinued operation. The assets and liabilities, revenues and expenses, and the cash flows of New U S WEST have been separately classified in the Consolidated Balance Sheets, Statements of Operations, and Statements of Cash Flows.

    The Company has accounted for the distribution of New U S WEST common stock to the holders of Communications Stock, and to the holders of MediaOne Group Stock for the Dex Alignment as a discontinuance of the businesses comprising New U S WEST. The measurement date for discontinued operations accounting purposes is June 4, 1998, the date upon which Old U S WEST's shareowners approved the Separation. Because the distribution was non pro-rata, as compared with the businesses previously attributed to Old U S WEST's two classes of shareowners, it was accounted for at fair value. The distribution resulted in a gain of $24,461, net of $114 of Separation costs (net of tax benefits of $37). Separation costs included cash payments under severance agreements of $45 and financial advisory, legal, registration fee, printing and mailing costs. Separation costs also included a one-time payment to terminate the sale of the Minnesota cable systems.

                              MEDIAONE GROUP, INC.

NOTE 24: DISCONTINUED OPERATIONS (CONTINUED)

    Summarized financial information for the discontinued operations is as follows:

                                                                                                       YEAR ENDED
                                                                                                      DECEMBER 31,
SUMMARIZED FINANCIAL POSITION                                                                             1997
----------------------------------------------------------------------------------------------------  ------------
ASSETS
Cash and cash equivalents...........................................................................   $       27
Accounts and notes receivable--net..................................................................        1,717
Property, plant and equipment--net..................................................................       14,308
Other assets........................................................................................        1,344
                                                                                                      ------------
Total assets........................................................................................   $   17,396
                                                                                                      ------------
                                                                                                      ------------

LIABILITIES
Debt................................................................................................   $    5,715
Accounts payable, accrued liabilities and other.....................................................        4,260
Postretirement and other postemployment benefit obligation..........................................        2,534
Deferred income taxes and credits...................................................................          520
                                                                                                      ------------
Total liabilities...................................................................................   $   13,029
                                                                                                      ------------
                                                                                                      ------------
Net investment in assets of discontinued operations.................................................   $    4,367
                                                                                                      ------------
                                                                                                      ------------

SUMMARIZED OPERATING RESULTS                                                          1998       1997       1996
----------------------------------------------------------------------------------  ---------  ---------  ---------
Revenues..........................................................................  $   5,454  $  11,479  $  11,168
Operating income..................................................................      1,412      2,776      2,812
Income before income taxes, extraordinary item and cumulative effect of change in
  accounting principle............................................................      1,187      2,429      2,377
Income tax expense................................................................       (440)      (902)      (876)
                                                                                    ---------  ---------  ---------
Income before extraordinary item and cumulative effect of change in accounting
  principle.......................................................................        747      1,527      1,501
Extraordinary item--debt extinguishment--net of tax...............................     --             (3)    --
Cumulative effect of change in accounting principle--net of tax...................     --         --             34
                                                                                    ---------  ---------  ---------
Net income of discontinued operations.............................................  $     747  $   1,524  $   1,535
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------

                              MEDIAONE GROUP, INC.

NOTE 25: QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                       QUARTERLY FINANCIAL DATA
                                                                           ------------------------------------------------
                                                                              FIRST      SECOND       THIRD       FOURTH
                                                                             QUARTER     QUARTER     QUARTER      QUARTER
                                                                           -----------  ---------  -----------  -----------
1998
Sales and other revenues(1)..............................................   $     972   $     641   $     626    $     643
Income (loss) from continuing operations before income taxes.............        (328)      3,716        (244)        (506)
Income (loss) from continuing operations.................................        (222)      2,174        (184)        (338)
Income from discontinued operations - net of tax(2)......................         434      24,774      --           --
Net income (loss)(2).....................................................         212      26,615        (184)        (338)

MEDIAONE GROUP STOCK:
Basic earnings (loss) per common share:
  Income (loss) from continuing operations...............................   $   (0.38)  $    3.46   $   (0.32)   $   (0.58)
  Income from discontinued operations per common share...................        0.14       40.28      --           --
  Total basic earnings (loss) per common share...........................       (0.24)      43.19       (0.32)       (0.58)

Diluted earnings (loss) per common shares................................
  Income (loss) from continuing operations...............................   $   (0.38)  $    3.24   $   (0.32)   $   (0.58)
  Income from discontinued operations per common share...................        0.14       37.53      --           --
  Total diluted earnings (loss) per common share.........................       (0.24)      40.27       (0.32)       (0.58)

COMMUNICATIONS STOCK:
Earnings from discontinued operations per common share:
  Basic earnings.........................................................   $    0.72   $    0.50   $  --        $  --
  Diluted earnings.......................................................        0.72        0.49      --           --

1997
Sales and other revenues(3)..............................................   $     920   $     981   $     974    $     972
Loss from continuing operations before income taxes......................        (270)       (252)       (342)        (343)
Loss from continuing operations..........................................        (190)       (181)       (226)        (230)
Income from discontinued operations--net of tax(4).......................         420         416         420          268
Net income...............................................................         230         238         191           38

MEDIAONE GROUP STOCK:
  Basic and diluted loss from continuing operations per common share.....   $   (0.33)  $   (0.31)  $   (0.40)   $   (0.40)
  Basic and diluted earnings from discontinued operations per common
    share................................................................        0.13        0.14        0.14         0.16
                                                                           -----------  ---------  -----------  -----------
  Total basic and diluted loss per MediaOne Group Stock common share.....   $   (0.20)  $   (0.17)  $   (0.26)   $   (0.24)
                                                                           -----------  ---------  -----------  -----------
                                                                           -----------  ---------  -----------  -----------

COMMUNICATIONS STOCK:
  Basic and diluted earnings from discontinued operations per common
    share................................................................   $    0.70   $    0.69   $    0.69    $    0.35
                                                                           -----------  ---------  -----------  -----------
                                                                           -----------  ---------  -----------  -----------

                              MEDIAONE GROUP, INC.

NOTE 25: QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED)
------------------------

(1) Sales and other revenues include revenues related to the domestic wireless operations of $341 and $20 for the first and second quarters of 1998, respectively. The domestic wireless operations were sold on April 6, 1998.

(2) Income from discontinued operations includes $87 and $72 related to Dex, and $347 and $241 related to the Communications Group for the first and second quarters of 1998, respectively.

(3) Sales and other revenues include revenues related to the domestic wireless operations of $335, $363, $373 and $357 for the first, second, third and fourth quarters of 1997, respectively

(4) Income from discontinued operations includes $81, $84, $84 and $98 related to Dex, and $339, $332, $336 and $170 related to the Communications Group for the first, second, third and fourth quarters of 1997, respectively.

    First-quarter 1998 net income includes net income of $15 ($0.03 per share of MediaOne Group Stock) related to the domestic wireless businesses and a gain of $10 ($0.02 per share of MediaOne Group Stock) related to the sale of a cable programming investment. Second-quarter 1998 net income includes a gain of $24,461 ($40.16 per share of MediaOne Group Stock) related to the Separation, a gain of $2,257 ($3.71 per share of MediaOne Group Stock) related to the sale of MediaOne Group's domestic wireless businesses, gains of $14 ($0.02 per share of MediaOne Group Stock) related to various investment sales, net income of $5 ($0.01 per share of MediaOne Group Stock) related to the domestic wireless businesses, and a charge of $333 ($0.55 per share of MediaOne Group Stock) for the early extinguishment of debt. Third-quarter 1998 net income includes gains of $2 (no per share impact) on sales of miscellaneous domestic cable systems and a charge of $25 ($0.04 per share of MediaOne Group Stock) related to an interest rate swap agreement which did not qualify for deferral accounting. Fourth-quarter 1998 net income includes gains of $18 ($0.03 per share of MediaOne Group Stock) related to sales of various investments, a charge of $100 ($0.16 per share of MediaOne Group Stock) related to a write-down to zero of the Company's investment in PrimeStar, and a charge of $18 ($0.03 per share of MediaOne Group Stock) related to the termination of an interest rate swap agreement and the purchase of an interest rate option.

    First-quarter 1997 net income includes a gain of $31 ($0.05 per share of MediaOne Group Stock) related to the sale of MediaOne Group's wireless interest in France and net income of $25 ($0.04 per MediaOne Group Stock) related to the domestic wireless businesses. Second-quarter 1997 net income includes net income of $29 ($0.05 per MediaOne Group Stock) related to the domestic wireless businesses, a gain of $25 ($0.04 per share of MediaOne Group Stock) related to the sales of TCG and Time Warner shares and a gain of $3 (no per share MediaOne Group Stock impact) on the early extinguishment of debt. Third-quarter 1997 net income includes net income of $32 ($0.05 per MediaOne Group Stock) related to the domestic wireless businesses, a gain of $7 ($0.01 per share of MediaOne Group Stock) related to sales of TCG shares and a charge of $3 (no per share MediaOne Group Stock impact) for the early extinguishment of debt. Fourth-quarter 1997 net income includes a $120 charge ($0.20 per share of MediaOne Group Stock) related to Asian investments. Also included is a gain of $89 ($0.15 per share of MediaOne Group Stock) related to the sale of TCG shares, a gain of $80 ($0.13 per share of MediaOne Group Stock) on the sale of Fintelco, a gain of $17 ($0.03 per share of MediaOne Group Stock) from the sale of an international directories investment and a net loss of $3 ($0.01 per share of MediaOne Group Stock) related to the domestic wireless businesses.

                              MEDIAONE GROUP, INC.

NOTE 25: QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED)

                                                                               MARKET PRICE
                                                                             (WHOLE DOLLARS)
                                                                    ----------------------------------
PER SHARE MARKET AND DIVIDEND DATA                                     HIGH        LOW        CLOSE      DIVIDENDS
------------------------------------------------------------------  ----------  ----------  ----------  -----------
1998
MEDIAONE GROUP STOCK
  First quarter...................................................  $  37.1875  $  27.0000  $  34.7500   $  --
  Second quarter..................................................     44.2500     34.1875     43.9375      --
  Third quarter...................................................     50.1250     40.0000     44.4375      --
  Fourth quarter..................................................     47.0000     33.4375     47.0000      --
COMMUNICATIONS STOCK
  First quarter...................................................  $  56.7500  $  43.3750  $  54.6250   $  0.5350
  Second quarter (thru 6/12/98)(1)................................     58.0000     49.5625     50.5000      --

1997
MEDIAONE GROUP STOCK
  First quarter...................................................  $  20.6250  $  17.6250  $  18.5000   $  --
  Second quarter..................................................     22.3750     16.0000     20.2500      --
  Third quarter...................................................     24.2500     19.8125     22.3125      --
  Fourth quarter..................................................     29.1250     22.3125     28.8750      --
COMMUNICATIONS STOCK
  First quarter...................................................  $  37.2500  $  31.7500  $  33.8750   $  0.5350
  Second quarter..................................................     38.5000     31.1250     37.6875      0.5350
  Third quarter...................................................     39.4375     35.6250     38.5000      0.5350
  Fourth quarter..................................................     46.9375     36.8750     45.1250      0.5350

------------------------

(1) The Communications Stock was canceled on June 12, 1998, effective with the Separation.

                              MEDIAONE GROUP, INC.
         UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENT OF OPERATIONS

    The following unaudited pro forma condensed combined statement of operations of MediaOne Group for the year ended December 31, 1998 gives effect to (i) the Refinancing, including the refinancing by New U S WEST of the Dex Indebtedness (the "MediaOne Group Separation Adjustments"), and (ii) the AirTouch Transaction (the "AirTouch Transaction Adjustments"), as if such transactions had been consummated as of January 1, 1998.

    The pro forma adjustments included herein are based on available information and certain assumptions that management believes are reasonable and are described in the accompanying notes. The unaudited pro forma financial statements do not necessarily represent what MediaOne Group's results of operation would have been had the transactions occurred at such date or to project MediaOne Group's results of operations at or for any future date or period. In the opinion of management, all adjustments necessary to present fairly the unaudited pro forma financial information have been made. The unaudited pro forma financial statements should be read in conjunction with the historical financial statements of MediaOne Group.

                              MEDIAONE GROUP, INC.
         UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1998

                                                                               MEDIAONE
                                                                               GROUP PRO
                                                                MEDIAONE         FORMA
                                                  MEDIAONE        GROUP        EXCLUDING     AIRTOUCH     MEDIAONE
                                                    GROUP      SEPARATION      AIRTOUCH     TRANSACTION   GROUP PRO
                                                 HISTORICAL    ADJUSTMENTS    TRANSACTION   ADJUSTMENTS     FORMA
                                                 -----------  -------------  -------------  -----------  -----------
                                                                         DOLLARS IN MILLIONS
Sales and other revenues.......................   $   2,882                    $   2,882     $    (359)(E)  $   2,523

Cost of sales and other revenues...............       1,013                        1,013           (72)(E)        941
Selling, general and administrative............         926                          926          (139)(E)        787
Depreciation and amortization..................       1,182                        1,182           (55)(E)      1,127
                                                 -----------        -----         ------    -----------  -----------
  Total operating expense......................       3,121                        3,121          (266)       2,855
                                                 -----------        -----         ------    -----------  -----------
Operating loss from continuing
  operations...................................        (239)                        (239)          (93)(E)       (332)
Other income (expense):
  Interest expense.............................        (491)          118(A)        (373)           26(E)       (347)
  Equity losses in unconsolidated ventures.....        (417)                        (417)           35(E)       (382)
  Other income (expense)--net..................       3,785            17(B)       3,802        (3,841)(E)        (39)
                                                 -----------        -----         ------    -----------  -----------
Income (loss) from continuing operations before
  income taxes.................................       2,638           135          2,773        (3,873)      (1,100)
(Provision) benefit for income taxes...........      (1,208)          (54)(C)      (1,262)       1,614(E)        352
                                                 -----------        -----         ------    -----------  -----------
Income (loss) from continuing
  operations...................................       1,430            81          1,511        (2,259)        (748)
                                                 -----------        -----         ------    -----------  -----------
Dividends and accretion on preferred stock.....         (55)                         (55)                       (55)
Loss on redemption of Preferred Securities.....         (53)           53(D)      --                         --
                                                 -----------        -----         ------    -----------  -----------
Earnings (loss) available for common stock.....   $   1,322     $     134      $   1,456     $  (2,259)   $    (803)
                                                 -----------        -----         ------    -----------  -----------
                                                 -----------        -----         ------    -----------  -----------

Basic earnings (loss) per share................   $    2.18                                               $   (1.32)
                                                 -----------                                             -----------
                                                 -----------                                             -----------
Basic average shares outstanding...............     607,648                                                 607,648
                                                 -----------                                             -----------
                                                 -----------                                             -----------
Diluted earnings (loss) per share..............   $    2.10                                               $   (1.16)
                                                 -----------                                             -----------
                                                 -----------                                             -----------
Diluted average shares outstanding.............     652,955                                                 652,955
                                                 -----------                                             -----------
                                                 -----------                                             -----------

                              MEDIAONE GROUP, INC.
    NOTES TO UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENT OF OPERATIONS

(A) Reflects a reduction of historical interest expense of $109 million for the year ended December 31, 1998 as a result of the Refinancing, including the refinancing by New U S WEST of the Dex Indebtedness, and an increase in interest expense of $7 million for financing the costs of the Refinancing and the Separation. Also includes a $16 million decrease in interest expense to reverse interest expense recognized on the early termination of interest rate contracts due to the Separation.

(B) Reflects a reduction in guaranteed minority interest expense (included in other income (expense)-- net) of $17 million for the year ended December 31, 1998 related to the redemption of the Preferred Securities.

(C) Reflects the estimated income tax effects of the pro forma adjustments and the Separation.

(D) Reflects the reversal of the $53 million loss incurred on the redemption of the Preferred Securities associated with the Separation in the year ended December 31, 1998.

(E) Reflects the consummation of the AirTouch Transaction. The pro forma adjustments reflect the following:

       - Receipt of 59,314,000 of AirTouch common stock accounted for as marketable equity securities.

       - Receipt of $1,493 million of AirTouch preferred stock at market value (liquidation value of $1,650 million).

       - Receipt of $93 million in dividends per year ($25 million for the year ended December 31, 1998 due to the April 6, 1998 consummation).

       - Reduction in debt of $1,350 million and a corresponding reduction in interest expense of $26 million for the year ended December 31, 1998.

       - Removal of the consolidated revenues and expenses of MediaOne Group's domestic cellular operations.

       - Removal of MediaOne Group's equity method investments and related equity losses associated with its investment in PrimeCo.

       - Reversal of the $3,869 million pre-tax gain and the associated $1,612 million tax expense recognized for the sale of the domestic wireless businesses.

                              MEDIAONE GROUP, INC.
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN MILLIONS)

                                                         BALANCE AT                      CHARGED TO
                                                        BEGINNING OF     CHARGED TO         OTHER                      BALANCE AT
                                                           PERIOD          EXPENSE        ACCOUNTS      DEDUCTIONS    END OF PERIOD
                                                        -------------  ---------------  -------------  -------------  -------------
ALLOWANCE FOR CREDIT LOSSES
    1998..............................................    $      64       $      43       $      (5)(a)   $     (58)(b)   $      44
    1997..............................................           65              73              20            (94)(b)          64
    1996..............................................           38              44              28            (45)(b)          65

REAL ESTATE VALUATION ALLOWANCE AND 1993 PROVISION FOR
LOSS ON DISPOSAL OF THE CAPITAL ASSETS SEGMENT (after
tax)
    1998..............................................          116              --              --             (8)           108
    1997..............................................          100              --              --             16            116
    1996..............................................           56              --              --             44            100

------------------------------

(a) Represents a reduction related to the sale of the domestic wireless operations and an increase related to the capital assets segment. Effective December 31, 1998, account balances of the capital assets segment are now included in the Consolidated Balance Sheet.

(b) Represents credit losses written off during the period, less collection of amounts previously written off.