Form 10-Q
period 1999-03-31
MEDIAONE GROUP INC
filed 1999-05-14
CIK 732718

==============================================================================



                                UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549


                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                     For the Quarterly Period Ended March 31, 1999

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

                            Telephone Number 303-858-3000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X_ No __

The number of shares of MediaOne Group, Inc. common stock outstanding (net of shares held in treasury), at April 30, 1999, was 605,542,158 shares.

==============================================================================

                               MediaOne Group, Inc.
                                   Form 10-Q
                                TABLE OF CONTENTS

Item                                                                      Page
                          PART I - FINANCIAL INFORMATION

1.         MediaOne Group, Inc. Financial Information

                  Consolidated Statements of Operations -
                            Three Months Ended March 31, 1999 and 1998      3

                  Consolidated Balance Sheets -
                             March 31, 1999 and December 31, 1998           5

                  Consolidated Statements of Cash Flows -
                            Three Months Ended March 31, 1999 and 1998      7

                   Notes to Consolidated Financial Statements               8

2.         MediaOne Group, Inc. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

                 Consolidated Results of Operations                        18

                 Liquidity and Capital Resources                           26

                 Risk Management                                           29

                 Selected Proportionate Data                               33

3.         MediaOne Group, Inc. Quantitative and Qualitative Disclosures About
                   Market Risk                                             36

                           PART II - OTHER INFORMATION

1.         Legal Proceedings                                               37

6.         Exhibits and Reports on Form 8-K                                37

                                            2

Form 10-Q - Part I

                                MediaOne Group, Inc.
                        Consolidated Statements of Operations
                                   (Unaudited)

------------------------------------------------------------- -------------------------------
                                                                       Three Months Ended
                                                                            March 31,
                                                              -------------------------------

Dollars in millions                                                  1999            1998
------------------------------------------------------------- ---------------- ---------------

Sales and other revenues:
    Cable and broadband                                              $ 661          $  624
    Corporate                                                            4               7
    Wireless communications                                              -             341
                                                              ---------------- ---------------
     Total sales and other revenues                                    665             972
                                                              ---------------- ---------------

Operating expenses:
    Cost of sales and other revenues                                    269            317
    Selling, general and administrative expenses                        185            307
    Depreciation and amortization                                       250            348
                                                               ---------------- ---------------
      Total operating expenses                                          704            972
                                                               ---------------- ---------------

Loss from operations                                                    (39)             -

Interest expense                                                        (96)          (150)
Equity losses in unconsolidated ventures                               (115)          (136)
Gains on sales of investments                                           194             17
Loss on PrimeStar investment                                            (65)             -
Minority interest expense in Centaur Funding                            (25)             -
Guaranteed minority interest expense                                    (24)           (22)
Other income (expense) - net                                             22            (37)
                                                               ---------------- ---------------

Loss from continuing operations before income taxes                    (148)          (328)
Benefit from income taxes                                                37            106
                                                               ---------------- ---------------
Loss from continuing operations                                        (111)          (222)

Income from discontinued operations - net of income taxes (Note 8)        -            434

                                                               ================ ===============
NET INCOME (LOSS)                                                   $  (111)          $212
                                                               ================ ===============

Preferred stock dividends and accretion                                 (14)           (13)
                                                               ---------------- ---------------

EARNINGS (LOSS) AVAILABLE FOR COMMON STOCK                          $  (125)        $  199
-----------------------------------------------------------    ================ ===============

See Notes to Consolidated Financial Statements.
                                          3
Form 10-Q - Part I

                                    MediaOne Group, Inc.
                             Consolidated Statements of Operations
                                         (Unaudited)

-------------------------------------------------------------- -------------------------------
                                                                     Three Months Ended
                                                                           March 31,
                                                               --------------------------------

In thousands, except per share amounts                                1999             1998
-------------------------------------------------------------- ---------------- ---------------

MEDIAONE GROUP STOCK BASIC AND DILUTED LOSS PER COMMON SHARE: (1)
    Loss from continuing operations                                   $ (0.21)         $ (0.38)
    Income from discontinued operations (2)                                  -            0.14
                                                               ================ ===============
Basic and diluted loss per common share                               $ (0.21)          $(0.24)
                                                               ================ ===============

Basic and diluted average common shares outstanding                   603,813          608,295
-------------------------------------------------------------- ================ ===============

(1)  For 1998 earnings per share information of Communications Stock see Note 6
     - Earnings Per Share - to the Consolidated Financial Statements.

(2) Amounts represent the operations of U S WEST Dex, Inc., the domestic directory business, which were discontinued as of June 12, 1998.



See Notes to Consolidated Financial Statements.
                                         4
Form 10-Q - Part I

                                MediaOne Group, Inc.
                            Consolidated Balance Sheets

---------------------------------------------------------- -------------------- --------------------
                                                                  March 31,           December 31,
Dollars in millions                                                 1999                 1998
----------------------------------------------------------- ------------------- --------------------
                                                                (Unaudited)

ASSETS

Current assets:
    Cash and cash equivalents                                   $ 532                 $ 415
    Accounts and notes receivable  - net                          326                   255
    Income tax receivable                                          29                   375
    Current portion of deferred tax asset                          74                    74
    Prepaid and other                                              29                    33
    Marketable securities                                          53                    48

                                                            ------------------- --------------------
Total current assets                                            1,043                 1,200
                                                            ------------------- --------------------

Property, plant and equipment - net                             4,259                 4,069
Investment in AirTouch Communications                           7,250                 5,919
Investment in Time Warner Entertainment                         2,452                 2,442
Net investment in international ventures                        1,213                 1,344
Intangible assets - net                                        11,522                11,647
Other assets                                                    1,555                 1,571
                                                            ------------------- ---------------------

Total assets                                                 $ 29,294              $ 28,192
----------------------------------------------------------- =================== =====================

See Notes to Consolidated Financial Statements.
                                           5
Form 10-Q - Part I

                                   MediaOne Group, Inc.
                               Consolidated Balance Sheets
                                       (Continued)

----------------------------------------------------------- ------------------- --------------------
                                                                 March 31,          December 31,
Dollars in millions                                               1999                1998
----------------------------------------------------------- ------------------- --------------------
                                                               (Unaudited)

LIABILITIES AND SHAREOWNERS' EQUITY

Current liabilities:
    Short-term debt                                               $ 422                $ 569
    Accounts payable                                                303                  332
    Employee compensation                                            86                   80
    Deferred revenues and customer deposits                         154                   87
    Other                                                           598                  546

                                                            ------------------- --------------------
Total current liabilities                                         1,563                1,614
                                                            ------------------- --------------------

Long-term debt                                                    5,400                4,853
Deferred income taxes                                             6,293                6,035
Deferred credits and other                                          658                  641

Commitments and contingencies

Minority interest in Centaur Funding                              1,102                1,099
Company-obligated mandatorily redeemable preferred
securities of subsidiary trust holding solely
   Company-guaranteed debentures                                  1,061                1,061

Preferred stock subject to mandatory redemption                     100                  100

Shareowners' equity:
    Preferred stock                                                 928                  927
    Common shares                                                10,328               10,324
    Retained earnings                                               544                  669
    Accumulated other comprehensive income                        1,317                  869
                                                            ------------------- --------------------
Total shareowners' equity                                        13,117               12,789
                                                            ------------------- --------------------

Total liabilities and shareowners' equity                      $ 29,294             $ 28,192
----------------------------------------------------------- =================== ====================

See Notes to Consolidated Financial Statements.
                                            6
Form 10-Q - Part I
                                     MediaOne Group, Inc.
                            Consolidated Statements of Cash Flows
                                        (Unaudited)

--------------------------------------------------------------- --------------- ---------------

Three Months Ended March 31,                                         1999            1998
--------------------------------------------------------------- --------------- ---------------
Dollars in millions
OPERATING ACTIVITIES
   Net income (loss)                                               $  (111)           $  212
   Adjustments to net income (loss):
     Discontinued operations                                             -              (434)
     Depreciation and amortization                                     250               348
     Equity losses in unconsolidated ventures                          115               136
     Distribution from unconsolidated ventures                           -                 3
     Gains on sales of investments                                    (194)              (17)
     Loss on PrimeStar investment                                       65                 -
     Deferred income taxes                                             (18)              (31)
     Provision for uncollectibles                                        7                22
  Changes in operating assets and liabilities:
     Accounts and notes receivable                                     (83)               75
     Prepaid and other current assets                                    6                (2)
     Accounts payable and accrued liabilities                           37              (249)
  Other - net                                                          384               (11)
                                                                --------------- ---------------
  Cash provided by operating activities                                458                52
                                                                --------------- ---------------

INVESTING ACTIVITIES
   Expenditures for property, plant and equipment                     (401)             (355)
   Investment in international ventures                                (55)              (45)
   Investment in domestic ventures                                       -               (64)
  Purchase of miscellaneous assets                                       -               (35)
  Proceeds from sales of investments                                   304                71
   Cash from net investment in assets held for sale                      -                13
   Other - net                                                          11                 2
                                                                --------------- ---------------
   Cash used for investing activities                                 (141)             (413)
                                                                --------------- ---------------

FINANCING ACTIVITIES
   Net proceeds from (repayments of) short-term debt                 (160)              388
   Repayments of long-term debt                                        (3)                -
  Proceeds from issuance of common stock                                23               30
   Dividends paid on common stock                                        -            (259)
   Dividends paid on preferred stock                                  (13)             (13)
   Purchases of treasury stock                                        (47)             (35)
                                                                --------------- ---------------
   Cash (used for) provided by financing activities                  (200)              111
                                                                --------------- ---------------

  Cash provided by discontinued operations                               -              214
                                                                --------------- ---------------

CASH AND CASH EQUIVALENTS
   Increase (decrease)                                                 117             (36)
   Beginning balance                                                   415              184
                                                                =============== ===============
   Ending balance                                                    $ 532            $ 148
--------------------------------------------------------------- =============== ===============

See Notes to Consolidated Financial Statements.
                                        7
Form 10-Q - Part I

                                 MediaOne Group, Inc.
                       Notes to Consolidated Financial Statements
                       For the Three Months Ended March 31, 1999
                                 (Dollars in millions)
                                      (Unaudited)

NOTE 1:  AT&T MERGER

On May 6, 1999, MediaOne Group, Inc.("MediaOne Group{" or the "Company") entered into an agreement with AT&T Corp. ("AT&T") to merge its operations with those of AT&T, and terminated the merger agreement previously entered into with Comcast Corporation ("Comcast"). Under the terms of the AT&T definitive merger agreement, MediaOne Group shareowners will have the right to receive, for each share of MediaOne Group Stock, (i) 1.4912 shares of AT&T common stock, (ii) $85.00 in cash, or (iii) .95 of a share of AT&T common stock and cash of $30.85, in each case subject to possible proration. With respect to MediaOne Group shareowners who receive AT&T common stock, if the volume-weighted average sale price of the AT&T common stock for the 20 trading days ending three trading days prior to the effective date of the merger (the "AT&T Price") is between $51.30 and $57.00 per share, an additional amount in cash will be paid so that the total value of AT&T common stock (based on the AT&T Price) and cash received per share of MediaOne Group Stock will be $85.00. If the AT&T Price is less than $51.30 per share, the additional cash payment will be made based on an assumed AT&T Price of $51.30 per share, and the total value of cash and AT&T common stock (based on the AT&T Price) received per share of MediaOne Group Stock will be less than $85.00. If the AT&T Price is above $57.00 per share, the total value of cash and AT&T common stock (based on the AT&T Price) received per share of MediaOne Group Stock will be more than $85.00. The transaction is expected to close in the first quarter of 2000, subject to legal and regulatory approvals, as well as the approval of MediaOne Group shareowners.

As a result of the termination of the Comcast merger, the Company paid Comcast a termination fee of $1.5 billion as outlined in the Comcast merger agreement. The termination fee was funded by AT&T and will be recorded on MediaOne Group's Consolidated Balance Sheet as a note payable to AT&T. The AT&T note bears interest at 3-month LIBOR plus 0.15 percent and matures on December 31, 2000. The note is due on demand at any time following consummation of the merger between the Company and AT&T.

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. The Consolidated Financial Statements have been prepared by MediaOne Group pursuant to the interim reporting rules and regulations of the Securities and Exchange Commission ("SEC") and include the accounts of MediaOne Group and its consolidated subsidiaries. Certain information and footnote disclosures normally accompanying financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such SEC rules and regulations.
                                        8
Form 10-Q - Part I

                             MediaOne Group, Inc.
                    Notes to Consolidated Financial Statements
                            (Dollars in millions)
                                 (Unaudited)

In the opinion of MediaOne Group's management, the Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth therein. It is suggested that these Consolidated Financial Statements be read in conjunction with the 1998 MediaOne Group Consolidated Financial Statements and notes thereto included in MediaOne Group's proxy statement mailed to all shareowners on April 5, 1999.

Certain reclassifications within the Consolidated Financial Statements have been made to conform to the current year presentation.

New Accounting Standards. On January 1, 1999, MediaOne Group adopted Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and SOP 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-1 requires that certain costs of internal use software, whether purchased or developed internally, be capitalized and amortized over the estimated useful life of the software. SOP 98-5 requires, among other things, that the costs related to start-up activities of a new entity, facility, product or service be expensed. Adoption of SOP 98-1 and SOP 98-5 did not have a material impact on the financial position or results of operations of the Company.

NOTE 3:  ACQUISITIONS, DISPOSITIONS AND OTHER

Optus Shares. During the first quarter of 1999, MediaOne Group received 13.6 million shares of Cable & Wireless Optus Limited ("Optus") as a result of having met certain performance measures at Optus, and purchased 5.6 million additional Optus shares related to the Company's anti-dilution rights. The Company has continued with its plan to dispose of its investment in Optus shares and as of March 31, 1999, has sold 55.1 million Optus shares, including the 50 million shares held as of year end 1998. The sales resulted in net proceeds of $133 and a pretax gain of $124.

Cable System Sales and Trades. During the first quarter of 1999, MediaOne Group sold its cable television systems in Reno, Nevada and Mammoth and June Lake, California for total proceeds of $32, resulting in a pretax gain of $14. The cable systems served approximately 10,000 and 7,000 subscribers, respectively.
                                        9
Form 10-Q - Part I

                           MediaOne Group, Inc.
                  Notes to Consolidated Financial Statements
                           (Dollars in millions)
                                (Unaudited)

On February 2, 1999, MediaOne Group and Time Warner Cable, a division of Time Warner, Inc. and Time Warner Entertainment Company, L.P. ("TWE"), signed a definitive agreement to trade certain cable systems. MediaOne Group will trade cable systems in Ohio, Maine and California serving approximately 350,000 subscribers, while Time Warner Cable will trade cable systems in Massachusetts, New Hampshire and Georgia serving approximately 310,000 subscribers. MediaOne Group will also receive cash from the trade. The transaction is expected to close in the third quarter of 1999. During the three month period ended March 31, 1999, these cable systems contributed revenues of $43 and operating income of $19.

In addition, on March 2, 1999, MediaOne Group and Cox Communications, Inc. ("Cox") signed a definitive agreement to trade certain cable systems. MediaOne Group will trade cable systems in Connecticut and Rhode Island serving approximately 51,000 subscribers, while Cox will trade cable systems in Massachusetts serving approximately 54,000 subscribers. MediaOne Group will also pay cash for the trade. The transaction is expected to close during the third quarter of 1999, subject to legal and regulatory approval. During the three month period ended March 31, 1999, these cable systems contributed revenues of $6 and operating income of $3.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company stopped depreciating and amortizing the systems held for sale.

Other. Effective on March 31, 1999, MediaOne Group sold its investments in Continental Fiber Technologies, Inc. and Alternet of Virginia, Inc., providers of business telephony services, for net proceeds of $82. The sale resulted in a pretax gain of $44. In addition, the capital assets group sold various of its leveraged leases for net proceeds of $64 and a pretax gain of $12.

PrimeStar Investment. On January 22, 1999, PrimeStar, Inc. ("PrimeStar") announced that it had reached an agreement to sell its high-power satellite assets and its direct broadcast services ("DBS") medium-power business and assets to Hughes Electronics Corporation ("Hughes"). Based on the estimated proceeds from these sales, MediaOne Group reduced the carrying amount of its investment in PrimeStar to zero at December 31, 1998.

On March 31, 1999, certain PrimeStar shareholders, including MediaOne Group, signed a separate funding agreement to cover various operating and transition costs of the PrimeStar DBS medium-power business. On April 28, 1999, PrimeStar received required consents from lenders and closed the DBS medium-powered business sale. As a result of these transactions, MediaOne Group accrued $65 during the first quarter of 1999 to reflect its probable obligations, of which $36 was funded in April 1999. MediaOne Group is currently a guarantor of letters of credit for PrimeStar totaling approximately $100.
                                        10
Form 10-Q - Part I

                            MediaOne Group, Inc.
                    Notes to Consolidated Financial Statements
                            (Dollars in millions)
                                   (Unaudited)

NOTE 4: OPERATING SEGMENTS

In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the following table presents selected information for MediaOne Group's operating segments for the three month periods ended March 31, 1999 and 1998. "Sales and Other Revenues" and earnings before interest, taxes, depreciation, amortization and other ("EBITDA") for each segment are presented on a proportionate basis. Proportionate results reflect the relative weight of MediaOne Group's ownership in each of its respective domestic and international equity ventures together with the consolidated results of its subsidiaries. The computation of EBITDA also excludes gains on asset sales, equity losses, guaranteed minority interest expense and minority interest expense in Centaur Funding. Adjustments made to Sales and Other Revenues and EBITDA to arrive at proportionate results are reversed in the column labeled "Eliminations and Adjustments," in conformity with SFAS No. 131, so that in total, Sales and Other Revenues and EBITDA reflect consolidated results.

----------------------------------------- --------------------------- ---------------------------------------------------
                                           Domestic Cable & Broadband
                                          ---------------------------
                                          ---------------------------


                                                                                                           Eliminations
                                                  MediaOne of    Multimedia                                &
                                                  Delaware(1)    Ventures(2)    International   Other   Adjustments   Consolidated
------------------------------------------------  -------------  -------------  --------------  ------  ------------  -------------


Three months ended March 31, 1999
Sales and other revenues                          $    654        $    748       $    440         $  4    $  (1,181)    $ 665

EBITDA (3)                                             241             243            101          (19)        (355)      211

Net income (loss)                                      (74)              4            (14)         (27)           -      (111)
------------------------------------------------  -------------- -------------  --------------  -------  ------------  ------------


Three months ended March 31, 1998
Sales and other revenues                          $    619         $   742       $    318         $ 351   $  (1,058)    $ 972

EBITDA (3)                                             240             188             17            95        (192)      348

Net income (loss) (4)                                 (125)             (6)           (79)          422           -       212
                     ---------------------------- -------------- -------------  ---------------  -------  -----------  ------------

(1) MediaOne of Delaware represents the operations of the Company's domestic cable and broadband subsidiary.
(2) Multimedia Ventures includes MediaOne Group's 25.51 percent equity interest in TWE, as well as related overheads. The reported TWE results are prepared in accordance with GAAP and have not been adjusted to report TWE investments accounted for under the equity method on a proportionate basis.
(3) The Company believes EBITDA is an important indicator of the operating performance of its businesses and should not be considered an alternative to operating or net income as an indicator of the performance of MediaOne Group's businesses, or as an alternative to cash flows from operating activities as a measure of liquidity, in each case determined in accordance with GAAP.
(4)  Other net income during 1998 includes $434 related to discontinued
     operations.
                                        11
Form 10-Q - Part I

                               MediaOne Group, Inc.
                    Notes to Consolidated Financial Statements
                              (Dollars in millions)
                                   (Unaudited)

Total assets are those assets and investments that are used in, or pertain to, each segment's operations, as follows:

-------------------------------------------------  --------------------------------------------------------------------
                                                   Domestic Cable & Broadband
                                                   ----------------------------
                                                   ----------------------------


                                                    MediaOne of    Multimedia
                                                    Delaware(1)    Ventures(2)   International   Other     Consolidated
-------------------------------------------------   -------------  ------------  --------------  --------  --------------

Total assets as of:
March 31, 1999                                      $ 16,135       $ 2,558       $ 2,307         $ 8,294   $ 29,294
December 31, 1998                                     16,003         2,551         2,308           7,330     28,192
        -----------------------------------------   -------------  ------------  --------------  --------  ---------------

(1) MediaOne of Delaware represents the operations of the Company's domestic cable and broadband subsidiary.
(2) Multimedia Ventures includes MediaOne Group's 25.51 percent equity interest in TWE.

The "Other" column includes primarily cash; debt and equity securities; investments in domestic interactive services; and other corporate assets. The increase in Other total assets of $964, or 13.2 percent, during 1999 is due primarily to the marking to market of the Company's investments in marketable equity securities, including AirTouch Communications, Inc. ("AirTouch") stock.

The following table presents a geographic breakout for proportionate revenues and EBITDA and a reconciliation to consolidated amounts:
-------------------------------------------------------------------------------

Three Months Ended March  31,                      1999              1998
-------------------------------------------------------------------------------

Proportionate Revenue:
   United States (1)                               $ 1,403           $ 1,701
   United Kingdom                                      275               189
   Central Europe                                      143               106
   Asia and other                                       25                34
                                                   ----------------------------
                                                   ----------------------------
Proportionate revenue                                1,846             2,030
Less: Proportionate adjustment                      (1,181)           (1,058)
                                                   ============================
    Consolidated revenues                          $   665           $   972
                                                   ============================

Proportionate EBITDA:
   United States (1)                               $   468           $   523
   United Kingdom                                       64                 4
   Central Europe                                       43                28
   Asia and other                                       (9)              (15)
                                                   ----------------------------
Proportionate EBITDA                                   566               540
Less: Proportionate adjustment                        (355)             (192)
                                                   ============================
    Consolidated EBITDA                            $   211           $   348
---------------------------------------------------============================

(1) Amounts include proportionate revenue of $335 and proportionate EBITDA of $108 for the domestic wireless operations during 1998. These operations were sold in April 1998.
                                        12
Form 10-Q - Part I

                               MediaOne Group, Inc.
                     Notes to Consolidated Financial Statements
                               (Dollars in millions)
                                    (Unaudited)

NOTE 5: SHAREOWNERS' EQUITY

Following is a rollforward of shareowners' equity since the end of 1998:

--------------------------------------------------------  -----------  ------------  ----------  -------------------
                                                                                                  Accumulated Other
                                                                                                    Comprehensive
                                                           Preferred      Common      Retained          Income
                                                             Stock        Shares      Earnings
--------------------------------------------------------- ------------ ------------- ------------ -------------------
Balance at December 31, 1998                               $    927       $ 10,324    $    669      $    869

Net loss                                                                                  (111)
Issuance of MediaOne Group stock                                                23
Purchase of treasury stock                                                     (47)
Preferred stock dividends                                                                  (14)
Market value adjustments for debt and equity
  securities, and Exchangeable Notes, net of
  reclassification adjustments and income taxes                                                          488
Foreign currency translation, net of income taxes                                                        (40)
Other                                                             1             28
                                                          ============ ============= ============ ===================
Balance at March 31, 1999                                  $    928       $ 10,328    $    544      $  1,317
--------------------------------------------------------- ============ ============= ============ ===================

Share Repurchase. During the three month period ended March 31, 1999, MediaOne Group purchased and placed into treasury 830,000 shares of MediaOne Group Stock, at an average purchase price of $56.06 per share, and a total cost basis of $47.

Comprehensive Income.   Total comprehensive income and the components  of
comprehensive income follow:

--------------------------------------------------------------------  --------------------------------------------
                                                                                   Three Months Ended
                                                                                       March 31,
                                                                      ---------------------------------------------

                                                                              1999                   1998
--------------------------------------------------------------------- ---------------------- ----------------------

Net income (loss)                                                             $    (111)             $    212

   Other comprehensive income, before tax:
     Foreign currency translation adjustment                                        (65)                   16
     Unrealized gains on debt and equity securities, and
       Exchangeable Notes                                                           899                   118
     Reclassification for gains realized in net loss                               (105)                    -
   Income tax provision related to items of other comprehensive
       income                                                                      (281)                  (53)
                                                                      ---------------------- ----------------------

   Total other comprehensive income, net of tax                                     448                    81
                                                                      ====================== ======================
Total comprehensive income                                                    $     337              $    293
--------------------------------------------------------------------- ====================== ======================

                                        13
Form 10-Q - Part I

                              MediaOne Group, Inc.
                      Notes to Consolidated Financial Statements
                              (Dollars in millions)
                                   (Unaudited)

The majority of the unrealized gains and losses on debt and equity securities during 1999 relate to the Company's investment in common and preferred stock of AirTouch which was acquired on April 6, 1998, in connection with the sale by the Company of its domestic wireless businesses (the "AirTouch Transaction").

Shareholder Rights Plan. On February 9, 1999, the Board of Directors of the Company approved a new shareholder rights plan to replace the existing plan upon its expiration. The new rights expire on April 6, 2009. The new shareholder rights plan contains terms similar to the expired plan.

NOTE 6: EARNINGS PER SHARE

The  following table reflects the computation of basic and diluted earnings
(loss) per share in accordance with SFAS No. 128, "Earnings Per Share." The diluted earnings (loss) per share and related share amounts do not include potential share issuances associated with stock options and the Company's convertible Series D preferred shares since the effect would have been antidilutive on the loss from continuing operations.

In 1998, the Company had outstanding two separate classes of common stock which reflected the performance of its two groups: the MediaOne Group Stock and the Communications Stock. The MediaOne Group Stock reflected the performance of the multimedia businesses of the Company, as well as the domestic directory business. The Communications Stock reflected the performance of the Company's telecommunications businesses. Effective on June 12, 1998, the telecommunications businesses and the domestic directory business were separated from MediaOne Group and became an independent public company. The Communications Stock was cancelled as of the effective date of the separation.
                                        14
Form 10-Q - Part I

                                 MediaOne Group, Inc.
                       Notes to Consolidated Financial Statements
                                (Dollars in millions)
                                      (Unaudited)

----------------------------------------------------------------------------- -----------------------------------

                                                                                Three Months Ended March 31,
                                                                              -----------------------------------


                                                                                    1999             1998
----------------------------------------------------------------------------- ----------------- ----------------

MEDIAONE GROUP STOCK:
Loss from continuing operations                                                     $    (111)       $   (222)
Preferred stock dividends and accretion                                                   (14)            (13)
                                                                              ================= ================
Loss from continuing operations available to MediaOne Group Stock shareowners used for basic and diluted loss per share
                                                                                    $    (125)       $   (235)
                                                                              ================= ================

Income from discontinued operations available to MediaOne Group
  Stock shareowners used for basic and diluted earnings per share
  (1)                                                                                       -        $     87
                                                                              ================= ================

Weighted average number of shares used for basic and   diluted earnings
  (loss) per share                                                                    603,813         608,295
                                                                              ================= ================

Basic and diluted loss per share from continuing operations                         $   (0.21)       $  (0.38)
                                                                              ================= ================
Basic and diluted earnings per share from discontinued
  operations (1)                                                                            -        $   0.14
                                                                              ================= ================

COMMUNICATIONS STOCK: (2)
Income from discontinued operations available to Communications Stock shareowners used for basic and
  diluted earnings per share                                                                -        $    347
                                                                              ================= ================

Weighted average number of shares used for basic and   diluted earnings per
  share                                                                                     -         484,964
                                                                              ================= ================

Basic and diluted earnings per share from discontinued   operations
                                                                                            -        $   0.72
----------------------------------------------------------------------------- ================= ================

(1) Represents the operations of the domestic directory business which were discontinued effective June 12, 1998.
(2) Represents the operations of the telecommunications businesses which were discontinued effective June 12, 1998.
                                        15
Form 10-Q - Part I

                           MediaOne Group, Inc.
                 Notes to Consolidated Financial Statements
                          (Dollars in millions)
                                (Unaudited)

NOTE 7:  SUBSEQUENT EVENTS

Telewest. Shortly after the Company entered into its definitive merger agreement with AT&T, AT&T and Microsoft Corporation ("Microsoft") announced that they had entered into a series of agreements, which, among other things, involved the sale of the Company's interest in Telewest Communications plc ("Telewest") to Microsoft. The terms and conditions of any such sale will be subject to certain approvals, including, if the sale is to occur prior to the merger of the Company's operations with those of AT&T, the approval of the Company's Board of Directors.

AirTouch/Vodafone Merger. On December 15, 1998, Centaur Funding Corporation ("Centaur"), a special purpose entity consolidated by MediaOne Group, issued Cumulative Preference Shares, Series B (the "Series B Preference Shares") and Preference Shares, Series C (the "Series C Preference Shares"). Dividend payments on the Series B Preference Shares and certain redemption payments on the Series B and Series C Preference Shares are to be determined by reference to the dividend and redemption activity of the AirTouch 5.143 percent Class D Cumulative Preferred Stock, Series 1998, (the "Class D ATI Shares") and 5.143 percent Class E Cumulative Preferred Stock, Series 1998, (the "Class E ATI Shares" and together with the Class D ATI Shares, the "ATI Shares").

On January 15, 1999, AirTouch entered into a preliminary agreement, as amended, with Vodafone Group Public Limited Company ("Vodafone") to merge its operations with a subsidiary of Vodafone. Under the terms of the Vodafone merger (a) the ATI Shares remain outstanding and represent AirTouch preferred shares, (b) the early redemption option on the Class D ATI Shares is eliminated, (c) the maturity date on the Class E ATI Shares is extended to April 1, 2020, and (d) the Class E ATI Shares pay an extraordinary dividend of $25.00 per share subsequent to the completion of the Vodafone merger.

On May 13, 1999, Centaur mailed notices to the holders of the Series B and Series C Preference Shares that described the manner in which the terms of the Series B and Series C Preference Shares would be deemed modified to reflect the changes to the ATI Shares, pursuant to the Articles of Association of Centaur, without any action of the holders of such shares.
                                        16
Form 10-Q - Part I

                                 MediaOne Group, Inc.
                     Notes to Consolidated Financial Statements
                                (Dollars in millions)
                                     (Unaudited)

The extraordinary dividend payment on the Class E ATI Shares will be allocated to the Series B and Series C Preference Shares on a pro-rata basis based on the liquidation value of the Series B Preference Shares and on the accreted value of the Series C Preference Shares when the payment is made. The amount allocated to the Series B Preference Shares will be paid as a one-time extraordinary dividend together with the first regularly scheduled dividend following the payment on the Class E ATI Shares. Since the Series C Preference Shares do not pay dividends, the amount allocated to these shares will be invested by Centaur, in accordance with its Articles of Association, and will be added to the redemption amount of the Series C Preference Shares at maturity.

Ariawest. On May 13, 1999, PT Ariawest International, ("Ariawest"), the Company's investment in Indonesia, reached an agreement to restructure its debt into a non-recourse debt facility. MediaOne Group is evaluating its probable funding commitments related to its investment in Ariawest as a result of the non-recourse facility.

NOTE 8:  DISCONTINUED OPERATIONS

In accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," the Consolidated Financial Statements reflect the telecommunications businesses and the domestic directory business as discontinued operations since these businesses were separated from the Company effective on June 12, 1998. The revenues and expenses, and the cash flows of the discontinued operations have been separately classified in the Consolidated Statements of Operations and Cash Flows. Summarized operating results for the discontinued operations in 1998 were as follows:

----------------------------------------------------------------------------- ------------------------
Three Months Ended                                                                March 31, 1998
----------------------------------------------------------------------------- ------------------------

Revenues                                                                             $ 3,009

Operating income                                                                         815

Income before income taxes                                                               693
Income tax expense                                                                      (259)

                                                                              ========================
Net income of discontinued operations                                                 $  434
         -------------------------------------------------------------------- ========================

                                        17
Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions)

Some of the information presented in or in connection with this report constitutes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors that could cause actual results to differ from expectations include: (i) greater than anticipated competition from new entrants into the cable, and wireless communications markets, (ii) changes in demand for the Company's products and services, (iii) regulatory changes affecting the cable and telecommunications industries, (iv) changes in economic conditions in the various markets served by MediaOne Group operations, including international markets, that could adversely affect the level of demand for cable, wireless, or other services offered by the Company, (v) greater than anticipated competitive activity requiring new pricing for services, (vi higher than anticipated start-up costs associated with new business opportunities, (vii) higher than anticipated employee levels, capital expenditures, and operating xpenses (such as costs associated with Year 2000
remediation),   (viii) consumer acceptance  of  broadband  services,  including telephony and data services, and wireless services, (ix) increases in fraudulent activity with respect to broadband and wireless services, or (x) delays in the development of anticipated technologies, or the failure of such technologies to perform according to expectations.

Results of Operations - Continuing Operations - First Quarter 1999 Compared with First Quarter 1998

MediaOne Group Loss from Continuing Operations

Normalized Loss from Continuing Operations

------------------------------------------------------------  ----------------------------- ------------------------
                                                                   Three Months Ended
                                                                       March 31,                     Change
                                                              ----------------------------- -------------------------

                                                                  1999           1998            $            %
------------------------------------------------------------- -------------- -------------- ------------ ------------
Loss from continuing operations                                   $    (111)     $    (222)    $   111       (50.0)
  Adjustments to reported loss from continuing operations:
   Domestic wireless operations (1)                                       -            (15)         15           -
   Gains on sales of investments                                       (119)           (10)       (109)          -
   Loss on PrimeStar investment                                          40              -          40           -
   Merger costs                                                          15              -          15           -
   Separation costs                                                       -             35         (35)          -
                                                              ============== ============== ============ ============
Normalized loss from continuing operations                        $    (175)     $    (212)    $    37       (17.5)
------------------------------------------------------------- ============== ============== ============ ============

(1)    The domestic wireless businesses were sold to AirTouch effective 4/6/98.
                                        18
Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share amounts)

Normalized Basic Loss Per Share from Continuing Operations Available for MediaOne Group Stock

------------------------------------------------------------- ----------------------------- ------------------------
                                                                   Three Months Ended
                                                                       March 31,                     Change
                                                              ----------------------------- -------------------------

                                                                  1999           1998            $            %
------------------------------------------------------------- -------------- -------------- ------------ ------------
Loss from continuing operations available for common stock
                                                                  $  (0.21)      $   (0.38)    $   0.17     (44.7)
  Adjustments to reported loss from continuing operations:
   Domestic wireless operations (1)                                      -           (0.03)        0.03         -
   Gains on sales of investments                                     (0.20)          (0.02)       (0.18)        -
   Loss on PrimeStar investment                                       0.07               -         0.07         -
   Merger costs                                                       0.03               -         0.03         -
   Separation costs                                                      -            0.06        (0.06)        -
                                                              ============== ============== ============ ============
Normalized loss from continuing operations available for
  common stock                                                   $   (0.31)      $   (0.37)    $   0.06     (16.2)
------------------------------------------------------------- ============== ============== ============ ============

(1)    The domestic wireless businesses were sold to AirTouch effective 4/6/98.

The decrease in normalized loss from continuing operations was primarily a result of decreased interest expense due to lower debt levels at MediaOne Group and the suspension of depreciation and amortization expense on domestic cable systems held for sale. The table above normalizes for significant one-time items and aids in the comparability of the Company's performance period over period. Routine acquisitions and dispositions are normalized within the discussion of revenues and operating income which follows.

Sales and Other Revenues

--------------------------------------------------------------  ---------------------------- ------------------------
                                                                     Three Months Ended
                                                                         March 31,                    Change
                                                                ----------------------------- ------------------------

                                                                    1999           1998           $            %
--------------------------------------------------------------- ------------- --------------- ----------- ------------
Cable and broadband:
   Domestic                                                         $    654       $    619     $    35       5.7
   International                                                           7              5           2      40.0
                                                                ------------- --------------- ----------- ------------
                                                                         661            624          37       5.9
Corporate                                                                  4              7          (3)    (42.9)
                                                                ------------- --------------- ----------- ------------
   Current operations                                                    665            631          34       5.4

Domestic wireless (1)                                                      -            341        (341)        -
                                                                ============= =============== =========== ============
Total                                                               $    665       $    972     $  (307)    (31.6)
--------------------------------------------------------------- ============= =============== =========== ============

   (1)  The domestic wireless businesses were sold to AirTouch effective 4/6/98.
                                        19
Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions)

MediaOne Group sales and other revenues decreased during the three month period ended March 31, 1999 primarily as a result of the sale of the domestic wireless businesses in April 1998. Normalized for acquisitions and dispositions, total revenues increased $66, or 11.0 percent, compared with total revenues of $599 for the same period in 1998. The normalized increase was due primarily to growth in domestic cable and broadband revenues.

Cable and Broadband - Domestic

--------------------------------------------------------------- ----------------------------- ------------------------

                                                                     Three Months Ended
                                                                         March 31,                    Change
                                                                ----------------------------- ------------------------

REVENUES                                                             1999           1998          $            %
--------------------------------------------------------------- --------------- ------------- ----------- ------------

    Basic Cable                                                      $    439       $    412    $     27       6.6
    Premium                                                                82             79           3       3.8
    Pay-per-view                                                           22             13           9      69.2
    Advertising                                                            42             31          11      35.5
    Equipment & Installation                                               46             40           6      15.0
    Other                                                                   1              -           1         -
                                                                --------------- ------------- ----------- ------------
Video                                                                     632            575          57       9.9
New Products                                                               22             10          12         -
PrimeStar                                                                   -             34         (34)        -
                                                                =============== ============= =========== ============
    Total revenues                                                   $    654       $    619    $     35       5.7
--------------------------------------------------------------- =============== ============= =========== ============


Domestic cable and broadband revenues increased during the three month period ended March 31, 1999 due primarily to greater video and new products revenues, partially offset by the lack of PrimeStar DBS revenues in 1999. Normalized for the one-time effects of cable system acquisitions and dispositions, total domestic cable and broadband revenues increased 11.4 percent during 1999.

Basic Cable. Basic cable services revenues increased during 1999 due primarily to an approximate 5 percent increase in revenue per average cable subscriber and increased basic subscribers. At March 31, 1999, basic cable subscribers were 4,966,000, an increase of 1.1 percent compared with the same period in 1998, normalized for the effects of cable system acquisitions and dispositions. The increase in revenue per average cable subscriber is primarily the result of increased rates.

Premium. Premium service revenues increased during 1999 due primarily to improved premium service customer growth as a result of the launch of "NexTV" in late 1998. NexTV is a repackaging of the Company's premium services into related premium channels. At March 31, 1999, premium units were 4,181,000, an increase of 5.4 percent compared with the same period in 1998, normalized for the effects of cable system acquisitions and dispositions.
                                        20
Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions)

Pay-per-view. Pay-per-view revenues increased during 1999 due primarily to the offering of three major sporting events during the period compared with no comparable events in 1998. Increased movie revenues also contributed to the increase in pay-per-view revenues.

Advertising. Advertising revenues increased during 1999 primarily as a result of growth in local and national advertising sales as compared with the same period in 1998.

Equipment and Installation. Equipment and installation revenues increased in 1999 due primarily to subscribers upgrading converter boxes.

Other. Other revenues include franchise fee payments, revenues received for guides and miscellaneous revenues.

Video. Video revenue per average cable subscriber was $42.45 per month for the three month period ended March 31, 1999, an increase of 8.4 percent, compared with $39.17 for the same period in 1998. Adjusted for the one-time effects of cable system acquisitions and dispositions, video revenue per average cable subscriber increased 8.3 percent during 1999. Video revenue per average cable subscriber has increased as a result of increased rates and expanded channel offerings.

Video revenues increased 9.5 percent during 1999, normalized for the one-time effects of cable system acquisitions and dispositions.

New Products. New products revenues increased during 1999 due primarily to customer growth in high speed data Internet access services and business dedicated telephone services, as well as the launch of residential telephone services to six major metro areas throughout 1998.

At March 31, 1999, MediaOne Group had approximately 113,600 high speed data customers compared with 29,100 high speed data customers for the same period in 1998. High speed data Internet services were available to over 3.7 million market-ready high speed data homes. At March 31, 1999, MediaOne Group had approximately 16,500 residential telephone customers with 22,400 telephone lines. Residential telephone services were available to over 700,000 market-ready homes.

PrimeStar. Subsequent to April 1, 1998, MediaOne Group no longer reflects PrimeStar DBS services revenues as it contributed its PrimeStar subscribers and certain related assets (the "PrimeStar Contribution") to PrimeStar.
                                        21
Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions)

Cable and Broadband - International. International cable and broadband revenues represent the consolidated operations of Cable Plus a.s., a cable operator in the Czech Republic.

Domestic wireless. On April 6, 1998, MediaOne Group sold its domestic wireless businesses to AirTouch in the AirTouch Transaction.

Operating Income (Loss)

  ----------------------------------------------- --------------------------------- --------------------------------

                                                         Three Months Ended
                                                             March 31,                          Change
                                                  --------------------------------- --------------------------------

                                                     1999               1998              $                %
  ----------------------------------------------- --------------- ----------------- --------------- ----------------

  Cable and broadband:
     Domestic                                        $    (3)           $    (48)       $     45        (93.8)
     International                                        (1)                 (2)              1        (50.0)
                                                  --------------- ----------------- --------------- ----------------
                                                          (4)                (50)             46        (92.0)

  International wireless                                  (2)                 (3)              1        (33.3)
  Corporate                                              (33)                (31)             (2)         6.5
  Other                                                    -                  (3)              3            -
                                                  --------------- ----------------- --------------- ----------------

     Current operations                                  (39)                (87)             48        (55.2)

  Domestic wireless(1)                                     -                  87             (87)           -

                                                  =============== ================= =============== ================
  Total                                              $   (39)           $      -        $    (39)           -
  ----------------------------------------------- =============== ================= =============== ================

   (1)  The domestic wireless businesses were sold to AirTouch effective 4/6/98.

During the three month period ended March 31, 1999, MediaOne Group's operating loss decreased to a loss of $39, primarily a result of selling the domestic wireless businesses in April, 1998. Excluding the effects of the domestic wireless businesses, operating losses have decreased as a result of suspending depreciation and amortization expense on cable systems held for sale in 1999.

MediaOne Group's EBITDA for the three month period ended March 31, 1999 was $211, compared with $348 during the same period in 1998. Excluding the effect of the domestic wireless operations, EBITDA would have been $210 in 1998. MediaOne Group considers EBITDA an important indicator of the operational strength and performance of its businesses. EBITDA, however, should not be considered an alternative to operating or net income as an indicator of the performance of MediaOne Group's businesses, or as an alternative to cash flows from operating activities as a measure of liquidity, in each case determined in accordance with GAAP.
                                        22
Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions)

Cable and Broadband - Domestic. Domestic cable and broadband operating losses decreased during 1999 due primarily to the suspension of depreciation and amortization expense on cable systems held for sale in 1999, partially offset by $25 of increased depreciation expense on the continuing upgrade of the Company's cable networks. Also contributing to the decrease in depreciation expense was the one-time charge in the first quarter of 1998 of $28 for depreciation and amortization expense related to the termination of the sale of cable systems in Minnesota. Depreciation and amortization expense had been suspended on these systems in 1997 while they were held for sale.

During the three month period ended March 31, 1999, EBITDA for domestic cable and broadband operations was $241, relatively flat compared with $240 in 1998. Revenue increases of $35, or 5.7 percent, were offset by increased programming costs of $10, or 6.7 percent, and increased operating, general and administrative costs of $24, or 10.4 percent. Of those amounts, the PrimeStar Contribution provided revenue decreases of $34 and cost decreases of $30, including $14 of programming costs, to total domestic cable and broadband EBITDA for the period. Normalized for the one-time effects of cable system acquisitions and dispositions, domestic cable and broadband EBITDA increased 0.4 percent.

Video EBITDA was $260 for the three month period ended March 31, 1999, an increase of $14, or 5.7 percent, compared with $246 for the same period in 1998. Normalizing for acquisitions and dispositions, video EBITDA increased $10, or
4.0 percent, compared with video EBITDA of $250 for the same period in 1998.

New products EBITDA was a loss of $(19) for the three month period ended March 31, 1999, an increase in losses of $(9), or 90.0 percent, compared with EBITDA losses of $(10) in the same period of 1998. New products revenue increases of $12 were offset by new products cost increases of $21 during the period, primarily for the offering of residential telephone services.

Programming costs were $159 for 1999, an increase of $10, or 6.7 percent, over the same period in 1998. Excluding programming costs related to PrimeStar DBS services, programming costs increased $20, or 15.0 percent. The normalized increase was primarily a result of greater programming costs per subscriber as a result of programmer rate increases, expanded channel offerings and growth in subscribers.
                                        23
Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions)

Operating, general and administrative costs were $254 during the three month period ended March 31, 1999, an increase of $24, or 10.4 percent, over the same period in 1998. Increases in operating, general and administrative costs were primarily a function of increases in employee costs due to improvements in customer service; marketing and advertising costs associated with the deployment of new products, such as high speed data services and residential telephone services, as well as NexTV; and spending on initiatives to improve the operations of the Company. These cost increases were partially offset by decreased costs of $16 related to the PrimeStar Contribution. During 1999, MediaOne Group incurred costs of $11 to improve reporting and billing systems, and to create customer databases to serve customers more effectively, and incurred incremental costs of $7 for Year 2000 remediation, for a total of $18. Initiatives spending and incremental Year 2000 costs have increased a total of $14 in 1999 compared with the same period in 1998.

Other. Costs incurred for the development of domestic Internet content services have decreased during 1999 primarily as a result of aligning certain of these operations within the domestic cable and broadband operations.

Interest Expense and Other

  ---------------------------------------------------------- ----------------------------- ----------------------------
                                                                  Three Months Ended
                                                                      March 31,                      Change
                                                             ----------------------------- ----------------------------

                                                                 1999           1998             $             %
  ---------------------------------------------------------- -------------- -------------- -------------- -------------

  Interest expense                                               $    (96)      $    (150)    $      54      (36.0)
  Equity losses in unconsolidated ventures                           (115)           (136)           21      (15.4)
  Gains on sales of investments                                       194              17           177          -
  Loss on PrimeStar investment                                        (65)              -           (65)         -
  Minority interest expense in Centaur Funding                        (25)              -           (25)         -
  Guaranteed minority interest expense                                (24)            (22)           (2)       9.1
  Other income (expense) - net                                         22             (37)           59          -
  ---------------------------------------------------------- -------------- -------------- -------------- -------------

Interest Expense. Interest expense during the three month period ended March 31, 1999 decreased due primarily to the refinancing of debt in connection with the June 12, 1998 separation of the Company's businesses into two separate companies, as well as the assumption of $1.35 billion in debt by AirTouch in the AirTouch Transaction. The reduction in interest expense was partially offset by the issuance in the latter part of 1998 of $1.7 billion of debt exchangeable into AirTouch common stock (the "Exchangeable Notes").
                                        24
Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions)

Equity Losses in Unconsolidated Ventures. Equity losses during the three month period ended March 31, 1999 decreased compared with the same period in 1998 due predominantly to the absence of losses from the investment in PrimeCo Personal Communications, L.P. ("PrimeCo"), which was sold to AirTouch on April 6, 1998 pursuant to the AirTouch Transaction. Improved operations in the Company's investments in international wireless ventures were more than offset by increased losses in investments in international cable and broadband ventures.

Gains on Sales of Investments. During the three month period ended March 31, 1999, MediaOne Group sold: (a) shares of Optus resulting in a pretax gain of $124 ($76 after tax), (b) investments in two providers of business telephony services resulting in a pretax gain of $44 ($27 after tax), (c) various cable systems resulting in a pretax gain of $14 ($9 after tax), and (d) miscellaneous assets from its capital assets group resulting in a pretax gain of $12 ($7 after tax). During 1998, MediaOne Group sold a cable programming investment resulting in a pretax gain of $17 ($10 after tax).

Loss on PrimeStar Investment. During the three month period ended March 31, 1999, MediaOne Group recorded a pretax loss of $65 ($40 after tax) for probable obligations related to its investment in PrimeStar. See Note 3 - Acquisitions, Dispositions and Other - to the Consolidated Financial Statements for a detailed discussion.

Minority Interest Expense in Centaur Funding. On December 15, 1998, Centaur, a special purpose entity consolidated by MediaOne Group, issued three series of preferred shares to external investors. The Series A was issued at its liquidation value of $100 with a variable interest rate; the Series B was issued at its liquidation value of $934 with a stated interest rate of 9.08 percent; and the Series C was issued at fair value of $96 and accretes over the life of the instrument to reach its liquidation value of $716 upon maturity. During the first quarter of 1999, the effective interest rate on the Series A and Series B preferred shares was 5.3 percent and 9.2 percent, respectively. The Series C accretes at an implied rate of 9.6 percent.

Guaranteed Minority Interest Expense. Guaranteed minority interest expense has increased slightly during the three month period ended March 31, 1999, due primarily to the exchange of its 7.96 and 8.25 percent Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely Company-guaranteed debentures ("Preferred Securities") for 9.30 and 9.50 percent Preferred Securities in mid-1998, and the issuance in October 1998 of 9.04 percent Preferred Securities. The exchange was a result of the separation of the Company's telecommunications businesses on June 12, 1998.
                                        25
Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions)

Other Income (Expense) - Net. During the three month period ended March 31, 1999, other income increased $59, to income of $22, from a loss of $37 in the same period of 1998, due primarily to $49 of costs recorded in the first quarter of 1998 related to the separation of the Company's telecommunications businesses. Such costs were subsequently netted into the gain realized in the second quarter of 1998 upon the distribution of the Company's telecommunications businesses to the Communications Stock shareowners. Other income also increased $21 during 1999 for dividend income on the AirTouch preferred stock received by the Company in connection with the AirTouch Transaction, partially offset by increased foreign exchange transaction losses of $15 associated with loans to international ventures. During 1999, MediaOne Group also recorded costs of $15 related to merger activity of the Company, which were fully offset by the recognition of a $15 fee paid by Optus to the Company as a result of having met certain performance measures.

Benefit from Income Taxes for Continuing Operations

-------------------------------------------------------- --------------------------------  ------------------------------

                                                          Three Months Ended March 31,
                                                                                                     Change
                                                         --------------------------------  -----------------------------

                                                                  1999            1998              $              %
      ----------------------------------------------------    --------------- -------------- --------------- -----------

      Benefit from income taxes                               $     37        $    106       $    (69)       (65.1)
      Effective tax rate                                            25.0%           32.3%
      ------------------------------------------------------------------------------------------------------------------


The decrease in the effective tax rate is primarily a result of gains on the sales of investments, the loss on the PrimeStar investment, and merger costs. Excluding these unusual transactions, the effective tax rate would have been
32.5 percent for the 1999 period.

Liquidity and Capital Resources

Operating Activities

Cash provided by operating activities during the three month period ended March 31, 1999 increased $406 to $458 as compared with the same period in 1998. The increase was due primarily to the receipt of $394 of income tax benefits related to the carryback of the 1998 taxable loss to the 1996 consolidated tax return. Cash provided from operating activities of the domestic wireless operations during 1998 was offset by increased interest payments on long-term debt outstanding during the period.

MediaOne Group expects that cash from operations will not be adequate to fund future expected cash requirements. Additional funding will come from cash on hand, asset sales and new debt financing, including the monetization of AirTouch common stock.
                                        26
Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions)

Investing Activities

Capital expenditures at MediaOne Group, on a cash basis, were $401 and $355 during the three months ended March 31, 1999 and 1998, respectively. The majority of the capital expenditures were devoted to upgrading the domestic cable network and continuing the provision of new and enhanced services.

For the three months ended March 31, 1999 and 1998, MediaOne Group invested $55 and $45, respectively, in international ventures. The investments were primarily capital contributions to cable investments in Belgium, the Netherlands, Japan and Singapore, as well as a wireless venture in India. Domestically, MediaOne Group invested $64 during the three months ended March 31, 1998 related to the Company's investment in PrimeCo, which was sold to AirTouch in April 1998.

During 1999, MediaOne Group sold various investments resulting in net proceeds of $304, comprised of the following: (a) shares of Optus for net cash proceeds of $126, (b) two investments in providers of business telephony services for net proceeds of $82, (c) miscellaneous assets from the capital assets group for net proceeds of $64, and (d) various cable television systems for net proceeds of $32. During the three months ended March 31, 1998, the Company sold and purchased various cable television systems for net proceeds of $71 and $35, respectively.

During the first quarter of 1999, MediaOne Group accrued $65 of estimated funding commitments pursuant to its investment in PrimeStar, of which $36 was funded in April 1999. The Company anticipates that the majority of additional funding will be made during the second and third quarters of 1999.

Financing Activities

Debt Activity. Total debt at March 31, 1999 was $5,822, an increase of $400 compared with December 31, 1998. The increase in debt outstanding was due to a $568 increase in the fair value of the Exchangeable Notes issued in August 1998 related to an increase in the fair value of the underlying AirTouch common stock. The value of the Exchangeable Notes reflects the corresponding changes in the fair value of the AirTouch common stock. The remaining change in debt outstanding was due primarily to the repayment of commercial paper using the income tax refund received and proceeds generated by asset sales.
                                        27
Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions)

Dividends. During 1998, the Company paid $259 of common dividends on the Communications Stock. Effective June 12, 1998, MediaOne Group no longer pays dividends on the Communications Stock.

Cash from Discontinued Operations. Cash from discontinued operations during 1998 consisted primarily of fundings to MediaOne Group for common dividends paid to Communications Stock shareowners, dividends paid by the domestic directory business to MediaOne Group, proceeds from the issuance of Communications Stock, and debt fundings and repayments between MediaOne Group and the discontinued operations of the telecommunications businesses and the domestic directory business.

Other Financing Activities

Share Repurchase. During 1999 and 1998, MediaOne Group purchased and placed into treasury approximately 830,000 and 415,000, shares of MediaOne Group Stock for a total cost basis of $47 and $14, respectively. In addition, during 1998, the Company purchased and placed into treasury Communications Stock shares for a total cost basis of $21.

Debt Facilities. As of March 31, 1999, the Company had revolving bank credit facilities totaling $3.0 billion, of which $2.9 billion was available. In May 1999, MediaOne Group reduced its 364-day revolving bank credit facility to $500 from $1.5 billion.

Credit Ratings. During March 1999, the Company's debt and Preferred Securities were placed on credit watch by Standard & Poor's with negative implications, and by Moody's with direction uncertain, as a result of the proposed merger with Comcast. Following the announcement in April 1999 of the proposed merger of MediaOne Group with AT&T, the Company's credit watch was modified by Standard & Poor's to developing and by Moody's to positive. See Note 1 - AT&T Merger - to the Consolidated Financial Statements.

On May 11, 1999, Standard & Poor's placed the Centaur Series B and Series C Preference Shares on credit watch as a result of the proposed changes by AirTouch to the ATI Shares following the proposed merger with Vodafone. Upon execution of the proposed changes, Standard & Poor's expects it will adjust the ratings of the Centaur securities to reflect AirTouch's preferred stock rating. See Note 7 - Subsequent Events - to the Consolidated Financial Statements.
                                        28
Form 10-Q - Part I

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

Equity-Price Risk Management. In the first quarter of 1999, an Internet related company in which MediaOne Group holds both common shares and warrants to buy additional common shares at a fixed price conducted an initial public offering. A hypothetical 50 percent decrease in the March 31, 1999 stock prices of MediaOne Group's Internet related investments would result in a $70 decrease in the fair market value of the Internet related portfolio.

Year 2000 Readiness

The statements made herein relating to the Year 2000 are designated as Year 2000 Readiness Disclosures for purposes of the Year 2000 Information and Readiness Disclosure Act. MediaOne Group uses software and related technologies throughout its business that may be affected by the date change in the year 2000. The inability of systems to appropriately recognize the year 2000 could disrupt Company operations. A full discussion of the Company's program to address issues related to an risks from the Year 2000 is included in the Management's Discussion and Analysis of Financial Condition and Results of Operations section (MD&A) of the Company's Form 10-K and included in MediaOne Group's proxy statement mailed to all shareowners on April 5, 1999.

Domestic Cable and Broadband

The Company continues to progress through its program to address the Year 2000 issues related to its Domestic Cable and Broadband operations. All four critical business functions used to manage the program continue to be in the testing phase with no change in the estimated dates of completion, as follows.
                                        29
Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions)


------------------------ ----------------------------- -------------------------- ------------------- ---------------
                                                                                                        Estimated
                                                                                                         Date of
Business Functions          Current Areas of Focus        Operational Impact        Current Status      Completion
------------------------ ----------------------------- -------------------------- ------------------- ---------------

Customer Service           Head End Controller            Inability to provide      Early Testing -     Q2 1999
                           Digital Transmission           video, telephony &        Phase IV
                           Equipment                      data service to
                           Switches                       customers
                           Ad Insertion
                           Network Surveillance

Customer Care & Billing    Subscriber Billings            Loss of revenues          Early  Testing  -  Q3  1999
                           Ad Sales Billings              Loss of customer          Phase IV
                           Call Center Operations         provisioning and
                           Data Communications            repair support
                           Desktop Computing

Cash Flow                  Financial Systems              Interruption to cash     Early   Testing  -  Q2  1999
                                                          receipts &               Phase IV
                                                          disbursements cycle

Employees, Health &       Payroll & Benefit Systems       Loss of support systems  Early   Testing  -  Q3 1999
  Safety                  Facilities Functions            and employee disruption  Phase IV

------------------------ ----------------------------- -------------------------- ------------------- ---------------

Investment in Unconsolidated Subsidiaries

MediaOne Group has significant investments in both domestic and international operations. The Company's Year 2000 program includes plans to monitor the progress of these ventures in addressing the Year 2000 issues. The Company believes, based upon information provided by the ventures, that these ventures are progressing in their efforts to address the Year 2000 issues and continue to be in the conversion and/or testing phase of their programs. The Company continues to believe that the costs of addressing the Year 2000 issues by the ventures will not have a material adverse impact on MediaOne Group's financial position.

Costs of Year 2000 Program

MediaOne Group has incurred approximately $32 of costs to implement its Year 2000 compliance program through the first quarter of 1999 and expects to incur between $60 to $75 of costs in aggregate, of which $10 to $15 represent capitalized expenditures. Of the total costs being incurred, approximately $50 to $65 are incremental to MediaOne Group. The funding of these costs will be managed by the Company through its liquidity and capital resources plan.
                                        30
Form 10-Q - Part I

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

Failure by MediaOne Group to complete its Year 2000 project in a timely or complete manner, within its estimate of projected costs, or failure by third parties, such as financial institutions and related networks, software providers, local telephone companies, long distance providers, power providers, etc., to correct their systems, with which MediaOne Group's systems interconnect, could have a material impact on future results of operations and financial position. Other factors which might cause a material difference from management's estimate would include, but not be limited to, the availability and cost of personnel with appropriate skills and abilities to locate and correct all relevant computer code and similar uncertainties, as well as the collateral effect on MediaOne Group of the Year 2000 problem on the economy in general, or on MediaOne Group's business partners and customers in particular. However, MediaOne Group believes that the Year 2000 issue can be mitigated through its planned repair, replacement, or retirement of the relevant systems and related technologies that are within MediaOne Group's reasonable control.

International Business Outlook

The Company owns a 49 percent interest in BPL Cellular Limited ("BPL Cellular"), a wireless venture which provides cellular telephone service in certain areas of India. In 1998 and the first quarter of 1999, BPL Cellular made only partial payments on its cellular license due to the government of India amid industry wide discussions on the regulations, including license fee structures, applicable to the cellular industry. On March 31, 1999, the government of India issued new rules related to the cellular industry, however, the regulations resulted in no change in the license fee structure of the existing cellular operators. In April 1999, the existing government of India lost a parliament confidence vote and was replaced with a caretaker government until a general election can be held. The Company's continuing equity commitment to BPL Cellular is contingent upon acceptable reform of the telecom regulations regarding license fee payments. External funding may be similarly dependent upon a license fee structure that improves the financial prospects for this business. Instability of the government of India increases the delay in achieving the necessary regulatory reform. As of March 31, 1999, the Company had a net investment in BPL Cellular of a negative $65. The Company has recorded losses in excess of its capital contributions due to outstanding loan guarantees of BPL Cellular's debt of approximately $88. The Company also has an outstanding receivable from BPL Cellular of $10.
                                        31
Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions)


On March 22, 1999 the Company announced that it had retained Lehman Brothers to evaluate the company's strategic alternatives for divesting of its international wireless properties.


                              * * * * * * * * *



MediaOne Group from time to time engages in preliminary discussions regarding restructurings, dispositions and other similar transactions. Any such transaction may include, among other things, the transfer of certain assets, businesses or interests, or the incurrence or assumption of indebtedness, and could be material to the financial condition and results of operations of the Company. There is no assurance that any such discussions will result in the consummation of any such transaction.
                                        32
Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions)

SELECTED PROPORTIONATE DATA

Proportionate Results of Operations - First Quarter 1999 Compared With First Quarter 1998

The following table and discussion is not required by GAAP or intended to replace the Consolidated Financial Statements prepared in accordance with GAAP. It is presented supplementally because MediaOne Group believes that proportionate financial and operating data facilitate the understanding and assessment of its Consolidated Financial Statements. The financial information included below departs materially from GAAP because it aggregates a portion of the revenues and operating income of entities not controlled by MediaOne Group with those of the consolidated operations of MediaOne Group.

------------------------------------------------------------------------------------ ------------------------
                                                                                             Change
                                                                                     ------------------------


Three Months Ended March 31,                                   1999         1998         $            %
----------------------------------------------------------- ------------ ----------- ----------- ------------
Proportionate Revenues
Cable and broadband:
     Domestic (1)                                              $ 1,402     $ 1,361      $    41        3.0
     International                                                 124          72           52       72.2
                                                            ------------ ----------- ----------- ------------
                                                                 1,526       1,433           93        6.5

International wireless                                             316         246           70       28.5
Corporate                                                            1           5           (4)     (80.0)
Other (2)                                                            3          11           (8)     (72.7)

                                                            ============ =========== =========== ============
          Total proportionate revenues (3)                     $ 1,846     $ 1,695      $   151        8.9
=========================================================== ============ =========== =========== ============

Proportionate EBITDA (4)
Cable and broadband:
     Domestic (1)                                                  484     $   428           56       13.1
     International                                                  17           3           14          -
                                                            ------------ ----------- ----------- ------------
                                                                   501         431           70       16.2

International wireless                                              84          14           70          -
Corporate                                                          (16)        (10)          (6)      60.0
Other (2)                                                           (3)         (3)           -          -
                                                            ------------ ----------- ----------- ------------

     Total proportionate EBITDA (3)                            $   566     $   432      $   134       31.0
=========================================================== ============ =========== =========== ============

(1) The proportionate results are based on MediaOne Group's 25.51 percent pro rata priority and residual equity interests in reported TWE results. The reported TWE results are prepared in accordance with GAAP and have not been adjusted to report TWE investments accounted for under the equity method on a proportionate basis.
(2)  Primarily includes international directories.
(3) For the three month period ended March 31, 1998, amounts exclude proportionate revenues of $335 and proportionate EBITDA of $108 for the domestic wireless operations which were sold in April 1998.
(4) Proportionate EBITDA represents MediaOne Group's equity interest in the entities multiplied by the entities' EBITDA. As such, proportionate EBITDA does not represent cash available to MediaOne Group.
                                        33
Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions)

SELECTED PROPORTIONATE DATA (Continued)


----------------------------------------------------------- ------------------------ ------------------------
                                                             For the Three Months
                                                                     Ended
                                                                   March 31,                 Change
                                                            ------------------------ ------------------------


Proportionate Statistics (in thousands)                        1999         1998       Amount         %
----------------------------------------------------------- ------------ ----------- ----------- ------------

Cable and broadband:
    Domestic video subscribers (1)                               7,811        7,440         371        5.0
    Domestic homes passed (1)                                   13,103       12,402         701        5.7
    Domestic high speed data subscribers (1, 2)                    152           39         113          -
    Domestic telephone lines                                        22            -          22          -

    International video subscribers                              1,007          904         103       11.4
    International homes passed                                   2,604        2,074         530       25.6
    International telephone lines                                  509          293         216       73.7


International wireless:
    Subscribers                                                  1,994        1,123         871       77.6
    POPs                                                        76,254       72,828       3,426        4.7
=========================================================== ============ =========== =========== ============

(1) The proportionate results are based on MediaOne Group's 25.51 percent pro rata priority and residual equity interests in reported TWE results. The reported TWE results are prepared in accordance with GAAP and have not been adjusted to report TWE investments accounted for under the equity method on a proportionate basis.
(2) High speed data subscribers for 1998 have been restated to conform with the current year presentation.

Normalized for the one-time effects of acquisitions, dispositions and other asset transactions, proportionate revenues increased $196, or 11.9 percent, and EBITDA increased $84, or 19.6 percent.

Cable and Broadband - Domestic. Normalized for the one-time effects of cable system acquisitions and dispositions, proportionate revenues increased $114, or
8.9 percent during 1999. This is a result of increases in subscribers and revenue per subscriber mainly due to expanded channel offerings, repackaging of services and increased rates. Normalized for the one-time effects of cable system acquisitions and dispositions, proportionate EBITDA increased $13, or 3.1 percent. This increase is primarily a result of higher revenues, partially offset by higher programming fees, increased personnel costs related to customer service initiatives and costs associated with the deployment of high speed data and residential telephone services. Proportionate EBITDA related to TWE operations increased 29.6 percent. TWE's results benefited from improved cable, programming and filmed entertainment operations, and a one-time gain in 1999 on the early termination of a distribution agreement with a third-party.
                                        34
Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions)

SELECTED PROPORTIONATE DATA (Continued)

Cable and Broadband - International. Normalized for the one-time effects of acquisitions, international cable and broadband proportionate revenues increased $26, or 26.5 percent, during 1999 due primarily to customer growth at Telewest. During the same period, normalized proportionate EBITDA increased $8, or 88.9 percent, due primarily to reduced MediaOne Group international staff costs.

Proportionate international cable subscribers totaled 1,007,000 at March 31, 1999, a 10.6 percent increase over last year on a comparable basis. Telewest's cable television subscribers increased 15.4 percent over last year on a comparable basis.

International Wireless. During 1999, proportionate revenues and EBITDA for the international wireless operations increased due to the 78.5 percent increase in the international wireless subscriber base to 1,994,000, on a comparable basis. One 2 One added 526,000 proportionate customers, an 87.8 percent increase from a year ago.

Corporate.   During  1999, proportionate revenues for corporate operations decreased $4, or 80.0 percent, to $1. EBITDA losses increased $6, or 60.0 percent, to $(16 primarily due to a reduction in the amount of headquarter costs being allocated to the subsidiaries, partially offset by decreased employee costs due to a reduction in headcount.

Other. Other reflects the results of the international directories operations located in South America and costs related to development activities, primarily for the development of Internet content services. Proportionate revenues decreased $8 during 1999, due to delays in publishing international directories. Proportionate EBITDA remained unchanged year over year.
                                        35
Form 10-Q - Part I

Item 3. Quantitative and Qualitative Disclosures About Market Risk


Reference is made to the information set forth on page 29.
                                        36
Form 10-Q - Part II

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

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits Exhibits identified in parentheses below are on file with the Securities and Exchange Commission and are incorporated herein by reference. All other exhibits are provided as part of this electronic submission.

Exhibit
Number

 12 Statement regarding computation of earnings to fixed charges ratio of MediaOne Group, Inc.

(10) Agreement and Plan of Merger, dated as of May 6, 1999, by and among AT&T Corp., Meteor Acquisition Inc. and MediaOne Group, Inc. (Exhibit 2 to Current report on Form 8-K dated May 6, 1999, File No. 1-8611)



(b)  Reports on Form 8-K filed during the First Quarter of 1999

(i) Form 8-K current report dated February 9, 1999, regarding the execution of a Rights Agreement by and between the Company and its Rights Agent.

(ii) Form 8-K current report dated February 18, 1999, concerning a Press Release by the Company announcing its 1998 earnings results.

(iii) Form 8-K current report dated March 22, 1999, concerning a Press Release by the Company announcing an Agreement and Plan of Merger between the Company and Comcast Corporation.
                                        37

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   /s/   Richard A. Post
                                   --------------------------------------------

May 14, 1999                       MediaOne Group, Inc.
                                   Richard A. Post
                                   Executive Vice President and
                                   Chief Financial Officer
                                        38