Form 10-Q
period 1999-03-30
MEDIAONE GROUP INC
filed 1999-08-12
CIK 732718

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

                   For the Quarterly Period Ended June 30, 1999

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

                           Telephone Number 303-858-3000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X_ No __

The number of shares of MediaOne Group, Inc. common stock outstanding (net of shares held in treasury), at July 31, 1999, was 606,535,428 shares.
===============================================================================


                             MediaOne Group, Inc.
                                 Form 10-Q
                              TABLE OF CONTENTS


                      PART I - FINANCIAL INFORMATION

Item                                                                               Page

1.         MediaOne Group, Inc. Financial Information

                  Consolidated Statements of Operations -
                            Three and Six Months Ended June 30, 1999 and 1998       3

                  Consolidated Balance Sheets -
                            June 30, 1999 and December 31, 1998                     5

                  Consolidated Statements of Cash Flows -
                            Six Months Ended June 30, 1999 and 1998                 7

                   Notes to Consolidated Financial Statements                       8

2.         MediaOne Group, Inc. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

                 Consolidated Results of Operations                                 24

                 Liquidity and Capital Resources                                    35

                 Risk Management                                                    38

                 Selected Proportionate Data                                        44

3.         MediaOne Group, Inc. Quantitative and Qualitative Disclosures
                                  About Market Risk                                 47

                         PART II - OTHER INFORMATION

1.         Legal Proceedings                                                        48

6.         Exhibits and Reports on Form 8-K                                         48

                                        -2-
Form 10-Q - Part I

                                 MediaOne Group, Inc.
                          Consolidated Statements of Operations
                                   (Unaudited)

------------------------------------------------------------- ----------------------------- -----------------------------
                                                                   Three Months Ended             Six Months Ended
                                                                        June 30,                      June 30,
                                                              ----------------------------- -----------------------------

Dollars in millions                                               1999           1998           1999           1998
------------------------------------------------------------- ------------- --------------- -------------- --------------
Sales and other revenues:
    Cable and broadband                                              $ 665           $ 613        $ 1,326        $ 1,237
    Corporate                                                          (3)               8              1             15
    Wireless communications                                              -              20              -            361
                                                              ------------- --------------- -------------- --------------
     Total sales and other revenues                                    662             641          1,327          1,613
                                                              ------------- --------------- -------------- --------------

Operating expenses:
    Cost of sales and other revenues                                   265             241            534            558
    Selling, general and administrative expenses                       179             195            364            502
    Depreciation and amortization                                      328             258            578            606
                                                              ------------- --------------- -------------- --------------
      Total operating expenses                                         772             694          1,476          1,666
                                                              ------------- --------------- -------------- --------------

Loss from operations                                                  (110)            (53)          (149)           (53)

Interest expense                                                      (103)           (143)          (199)          (293)
Equity losses in unconsolidated ventures                               (87)            (69)          (202)          (205)
Gains (losses) on investments:
   Sale and redemption of domestic investments                          22              22             92             39
   Sale and exit costs of international investments - net                8               -            132              -
   Exchange of AirTouch investment                                   2,482               -          2,482              -
   Sale of domestic wireless investment                                  -           3,869              -          3,869
   PrimeStar investment                                                  -               -            (65)             -
Minority interest expense in Centaur Funding                           (46)               -           (71)             -
Guaranteed minority interest expense                                   (23)            (20)           (47)           (42)
Merger costs                                                        (1,507)               -        (1,522)             -
Other income - net                                                      31              110            68             73
                                                              ------------- --------------- -------------- --------------
Income from continuing operations before income taxes
                                                                       667            3,716           519          3,388
Provision for income taxes                                            (843)          (1,542)         (806)        (1,436)
                                                              ------------- --------------- -------------- --------------
Income (loss) from continuing operations                              (176)           2,174          (287)         1,952
Income from discontinued operations - net of tax
     Results of operations (Note 12)                                     -              313             -            747
     Gain on separation                                                  -           24,461             -         24,461
                                                              ------------- --------------- -------------- --------------
Income (loss) before extraordinary item                               (176)          26,948          (287)        27,160
Extraordinary item:
     Gain (loss) on extinguishment of debt - net of tax                 17            (333)            17           (333)
                                                              ============= =============== ============== ==============
NET INCOME (LOSS)                                                   $ (159)       $ 26,615         $ (270)      $ 26,827
                                                              ============= =============== ============== ==============

Preferred stock dividends and accretion                                (14)            (13)           (28)           (26)
Loss on redemption of Preferred Securities                               -             (53)             -            (53)
                                                              ------------- --------------- -------------- --------------
EARNINGS (LOSS) AVAILABLE FOR COMMON STOCK
                                                                    $ (173)       $ 26,549         $ (298)      $ 26,748
------------------------------------------------------------- ============= =============== ============== ==============

See Notes to Consolidated Financial Statements.

                                        -3-
Form 10-Q - Part I

                              MediaOne Group, Inc.
                       Consolidated Statements of Operations
                                   (Unaudited)

----------------------------------------------------------- ------------------------------ -----------------------------
                                                                 Three Months Ended              Six Months Ended
                                                                      June 30,                       June 30,
                                                            ------------------------------ -----------------------------

In thousands, except per share amounts                         1999 (1)        1998 (1)         1999           1998
----------------------------------------------------------- -------------- --------------- -------------- --------------

MEDIAONE GROUP STOCK (2)
BASIC EARNINGS (LOSS) PER COMMON SHARE:
    Income (loss) from continuing operations                     $ (0.31)          $ 3.46       $ (0.52)        $ 3.08
    Income from discontinued operations (3)                            -             0.12             -           0.26
    Gain on separation                                                 -            40.16             -          40.19
    Extraordinary item - early extinguishment of debt
                                                                    0.03            (0.55)         0.03          (0.55)
                                                            ============== =============== ============== ==============
Basic earnings (loss) per common share                           $ (0.29)         $ 43.19       $ (0.49)       $ 42.98
                                                            ============== =============== ============== ==============

BASIC AVERAGE COMMON SHARES OUTSTANDING
                                                                 605,726          609,098       604,775        608,699
                                                            ============== =============== ============== ==============

DILUTED EARNINGS (LOSS) PER COMMON SHARE:
    Income (loss) from continuing operations                     $ (0.31)          $ 3.24       $ (0.52)        $ 2.91
    Income from discontinued operations (3)                            -             0.11             -           0.24
    Gain on separation                                                 -            37.42             -          37.48
    Extraordinary item - early extinguishment of debt
                                                                    0.03            (0.51)         0.03          (0.51)
                                                            ============== =============== ============== ==============
Diluted earnings (loss) per common share                         $ (0.29)         $ 40.27       $ (0.49)        $ 40.12
                                                            ============== =============== ============== ==============

DILUTED AVERAGE COMMON SHARES OUTSTANDING
                                                                 605,726          653,611       604,775         652,601
----------------------------------------------------------- ============== =============== ============== ==============

(1)  Column does not add due to rounding of individual components.
(2)  For 1998 earnings per share information of Communications Stock see
     Note 10 - Earnings Per Share - to the Consolidated Financial Statements.
(3) Amounts represent the operations of U S WEST Dex, Inc., the domestic directory business, which were discontinued as of June 12, 1998.

See Notes to Consolidated Financial Statements.

                                        -4-
Form 10-Q - Part I

                             MediaOne Group, Inc.
                        Consolidated Balance Sheets

-------------------------------------------------------------------------------- ------------------- ---------------------
                                                                                      June 30,           December 31,
Dollars in millions                                                                     1999                 1998
-------------------------------------------------------------------------------- ------------------- ---------------------

                                                                                    (Unaudited)

ASSETS

Current assets:
    Cash and cash equivalents                                                               $ 1,032                 $ 415
    Accounts and notes receivable  - net                                                        409                   255
    Income tax receivable                                                                       546                   375
    Current portion of deferred tax asset                                                        67                    74
    Prepaid and other                                                                            21                    33
    Marketable securities                                                                        56                    48

                                                                                 ------------------- ---------------------
Total current assets                                                                          2,131                 1,200
                                                                                 ------------------- ---------------------

  Property, plant and equipment - net                                                         4,501                 4,069
  Investment in Vodafone Group /AirTouch Communications                                       7,310                 5,919
  Investment in Time Warner Entertainment                                                     2,479                 2,442
  Net investment in international ventures held for sale                                        643                     -
  Net investment in international ventures                                                        -                 1,344
  Intangible assets - net                                                                    11,371                11,647
  Other assets                                                                                2,076                 1,571
                                                                                 ------------------- ---------------------

Total assets                                                                               $ 30,511              $ 28,192
-------------------------------------------------------------------------------- =================== =====================

See Notes to Consolidated Financial Statements.

                                        -5-
Form 10-Q - Part I

                          MediaOne Group, Inc.
                       Consolidated Balance Sheets
                              (Continued)

-------------------------------------------------------------------------------- ------------------- --------------------
                                                                                      June 30,          December 31,
Dollars in millions                                                                     1999                1998
-------------------------------------------------------------------------------- ------------------- --------------------

                                                                                    (Unaudited)

LIABILITIES AND SHAREOWNERS' EQUITY

Current liabilities:
    Short-term debt                                                                         $ 1,718                $ 569
    Accounts payable                                                                            301                  332
    Employee compensation                                                                        98                   80
    Deferred revenues and customer deposits                                                     168                   87
    Other                                                                                       618                  546

                                                                                 ------------------- --------------------
Total current liabilities                                                                     2,903                1,614
                                                                                 ------------------- --------------------

Long-term debt                                                                                6,245                4,853
Deferred income taxes                                                                         6,954                6,035
Deferred credits and other                                                                      142                  641

Commitments and contingencies

Minority interest in Centaur Funding                                                          1,107                1,099
Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely Company-guaranteed debentures
                                                                                              1,060                1,061
Preferred stock subject to mandatory redemption                                                 100                  100

Shareowners' equity:
    Preferred stock                                                                             929                  927
    Common shares                                                                            10,409               10,324
    Retained earnings                                                                           371                  669
    Accumulated other comprehensive income                                                      291                  869
                                                                                 ------------------- --------------------
Total shareowners' equity                                                                    12,000               12,789
                                                                                 ------------------- --------------------

Total liabilities and shareowners' equity                                                  $ 30,511             $ 28,192
-------------------------------------------------------------------------------- =================== ====================

See Notes to Consolidated Financial Statements.

                                        -6-
Form 10-Q - Part I
                              MediaOne Group, Inc.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

----------------------------------------------------------------------------------- --------------- ---------------
Six Months Ended June 30,                                                                  1999            1998
----------------------------------------------------------------------------------- --------------- ---------------

OPERATING ACTIVITIES                                                                       Dollars in millions
   Net income (loss)                                                                         $ (270)        $ 26,827
   Adjustments to net income (loss):
     Discontinued operations                                                                       -           (747)
     Gain on Separation                                                                            -        (24,461)
     Extraordinary (gain) loss on debt extinguishment                                           (17)             333
     Depreciation and amortization                                                               578             606
     Equity losses in unconsolidated ventures                                                    202             205
     Merger costs                                                                              1,522               -
     Gains on investments - net                                                               (2,641)         (3,908)
     Deferred income taxes                                                                     1,298           1,557
  Distribution from unconsolidated ventures                                                        -              28
  Separation costs paid                                                                            -             (97)
  Changes in operating assets and liabilities:
     Accounts and notes receivable                                                              (147)             56
     Prepaid and other current assets                                                            (12)            (46)
     Accounts payable and accrued liabilities                                                     92            (286)
  Other - net                                                                                   (127)             91
                                                                                      --------------- ---------------
  Cash provided by operating activities                                                          478             158
                                                                                      --------------- ---------------

INVESTING ACTIVITIES
  Expenditures for property, plant and equipment                                                (900)           (725)
  Investment in international ventures                                                           (73)            (13)
  Investment in domestic ventures                                                                (91)            (79)
  Purchase of miscellaneous assets                                                                 -             (35)
  Proceeds from sales of investments                                                             397             187
  Proceeds on exchange of investment in AirTouch                                                 534               -
   Cash to net investment in assets held for sale                                                  -            (101)
   Other - net                                                                                    25               6
                                                                                      --------------- ---------------
  Cash used for investing activities                                                            (108)           (760)
                                                                                      --------------- ---------------

FINANCING ACTIVITIES
  Net (repayments of) proceeds from short-term debt                                             (112)          2,405
  Net proceeds from issuance of long-term debt                                                   702               -
   Repayments of long-term debt                                                                 (332)         (5,447)
  Repayments of Preferred Securities                                                               -            (582)
  Proceeds from issuance of common stock                                                          61             104
   Dividends paid on common stock                                                                  -            (519)
   Dividends paid on preferred stock                                                             (26)            (27)
   Purchases of treasury stock                                                                   (46)            (85)
                                                                                      --------------- ---------------
   Cash provided by (used for) financing activities                                              247          (4,151)
                                                                                      --------------- ---------------

  Cash provided by discontinued operations                                                         -           4,953
                                                                                      --------------- ---------------

CASH AND CASH EQUIVALENTS
   Increase                                                                                      617             200
   Beginning balance                                                                             415             184
                                                                                      =============== ===============
  Ending balance                                                                             $ 1,032           $ 384
------------------------------------------------------------------------------------- =============== ===============

See Notes to Consolidated Financial Statements.

                                        -7-
Form 10-Q - Part I

                                  MediaOne Group, Inc.
                      Notes to Consolidated Financial Statements
                    For the Three and Six Months Ended June 30, 1999
                     (Dollars in millions, except per share amounts)
                                   (Unaudited)
NOTE 1:  AT&T MERGER

On May 6, 1999, MediaOne Group, Inc. ("MediaOne Group" or the "Company") entered into an agreement with AT&T Corp. ("AT&T") to merge its operations with those of AT&T, and terminated the merger agreement previously entered into with Comcast Corporation ("Comcast"). Under the terms of the AT&T definitive merger agreement, MediaOne Group shareowners will have the right to receive, for each share of MediaOne Group common stock ("MediaOne Group Stock"), (i) 1.4912 shares of AT&T common stock, (ii) $85.00 in cash, or (iii) .95 of a share of AT&T common stock and cash of $30.85. Since AT&T has agreed to pay a set amount of cash and AT&T common stock in the merger, MediaOne Group shareowners who elect to receive all AT&T common stock or all cash may be subject to proration in the event that the respective category elected is oversubscribed. With respect to MediaOne Group shareowners who receive AT&T common stock, if the volume-weighted average sale price of the AT&T common stock for the 20 trading days ending three trading days prior to the effective date of the merger (the "AT&T Price") is between $51.30 and $57.00 per share, an additional amount in cash will be paid so that the total value of the AT&T common stock (based on the AT&T Price) and cash received per share of MediaOne Group Stock will be $85.00. If the AT&T Price is less than $51.30 per share, the additional cash payment will be made based on an assumed AT&T Price of $51.30 per share, and the total value of cash and AT&T common stock (based on the AT&T Price) received per share of MediaOne Group Stock will be less than $85.00. If the AT&T Price is above $57.00 per share, the total value of cash and AT&T common stock (based on the AT&T Price) received per share of MediaOne Group Stock will be more than $85.00. If a shareowner chooses the AT&T stock plus cash election, the maximum additional cash payment would be $5.42 per share of MediaOne Group Stock. If a shareowner chooses the AT&T stock election, the maximum additional cash payment would be $8.50 per share of MediaOne Group Stock. The transaction is expected to close in the first quarter of 2000, subject to legal and regulatory approvals, as well as the approval of MediaOne Group shareowners.

In anticipation of the merger with AT&T, MediaOne Group has agreed to redeem the Company's Series C Cumulative Redeemable Preferred Stock (the "Series C Preferred Stock") and the 4.5 percent Series D Convertible Preferred Stock (the "Series D Preferred Stock") as promptly as possible under the terms of each series of preferred stock. The Company has the right commencing September 2, 1999 to redeem the Series C Preferred Stock for one thousand dollars per share plus unpaid dividends and a redemption premium. Prior to any redemption, holders of Series C Preferred Stock may exercise options to receive common shares of Financial Security Assurance Holdings Ltd. ("FSA"). The Company will redeem the Series C Preferred Stock in connection with any exercise of the options.

                                        -8-
Form 10-Q - Part I

                           MediaOne Group, Inc.
                  Notes to Consolidated Financial Statements
                          (Dollars in millions)
                               (Unaudited)

Beginning on November 15, 1999, the Company has the option to exchange the Series D Preferred Stock at par, or fifty dollars per share, for shares of MediaOne Group Stock. The Series D Preferred Stock is convertible at any time at the option of the holder into 1.98052 shares of MediaOne Group Stock per share of Series D Preferred Stock.

As a result of the termination of the Comcast merger, the Company paid Comcast a termination fee of $1.5 billion as outlined in the Comcast merger agreement. The termination fee was funded by AT&T in exchange for a note payable from MediaOne Group. The AT&T note bears interest at 3-month LIBOR plus 0.15 percent and matures on December 31, 2000. The note is due on demand at any time following consummation of the merger between the Company and AT&T, and was therefore recorded on MediaOne Group's Consolidated Balance Sheet as short-term debt.

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. The Consolidated Financial Statements have been prepared by the Company pursuant to the interim reporting rules and regulations of the Securities and Exchange Commission ("SEC") and include the accounts of MediaOne Group and its consolidated subsidiaries. Certain information and footnote disclosures normally accompanying financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such SEC rules and regulations.

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

New Accounting Standards. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - An Amendment of FASB Statement No. 133," which deferred the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. As a result, the Company will adopt SFAS No. 133 in the year 2001.

                                        -9-
Form 10-Q - Part I

                               MediaOne Group, Inc.
                     Notes to Consolidated Financial Statements
                               (Dollars in millions)
                                    (Unaudited)

NOTE 3:  DOMESTIC ACQUISITIONS, DISPOSITIONS AND OTHER

Cable System Trades. Effective on June 1, 1999, due to the proposed merger of MediaOne Group with AT&T, the companies deferred closing on the trade of certain MediaOne Group cable systems in Illinois and Michigan for certain cable systems in South Florida and California now owned by AT&T, and formerly owned by Tele-Communications, Inc. (the "TCI trade"). The TCI trade will be deferred until the merger with AT&T is completed. If the merger with AT&T does not occur, the TCI trade will take place as planned. In the meantime, the Company's cable systems in Illinois and Michigan will continue to be owned by MediaOne Group, but will be managed by AT&T, and the AT&T cable systems in South Florida and California will remain under both the ownership and management of AT&T.

As a result of the deferral of the TCI trade, the Company recorded a one-time depreciation and amortization charge during the second quarter of 1999 to catch-up for $25 of depreciation and amortization expense not recorded in each of the fourth quarter of 1998 and the first quarter of 1999. Depreciation and amortization expense had been suspended on these properties while they were held for sale.

PrimeStar Investment. On March 31, 1999, certain PrimeStar, Inc. ("PrimeStar") shareholders, including MediaOne Group, signed a separate funding agreement to cover various operating and transition costs of the PrimeStar direct broadcast services ("DBS") medium-power business. On April 28, 1999, PrimeStar received required consents from lenders and closed the DBS medium-powered business sale. MediaOne Group funded $54 to PrimeStar during April and June 1999 related to the funding agreement, which had been accrued in the first quarter of 1999. As a result of these transactions, MediaOne Group was released as guarantor on a $75 letter of credit for PrimeStar. The Company remains a guarantor for PrimeStar on a $25 letter of credit.

NOTE 4: OPERATING SEGMENTS

In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the following table presents selected information for MediaOne Group's operating segments for the three and six month periods ended June 30, 1999 and 1998. "Sales and Other Revenues" and earnings before interest, taxes, depreciation, amortization and other ("EBITDA") for each segment are presented on a proportionate basis. Proportionate results reflect the relative weight of MediaOne Group's ownership in each of its respective domestic and international equity ventures together with the consolidated results of its subsidiaries. The computation of EBITDA also excludes gains on asset sales, equity losses, guaranteed minority interest expense and minority interest expense in Centaur Funding. Adjustments made to Sales and Other Revenues and EBITDA to arrive at proportionate results are reversed in the column labeled "Eliminations and Adjustments," in conformity with SFAS No. 131, so that in total, Sales and Other Revenues and EBITDA reflect consolidated results.

                                        -10-
Form 10-Q - Part I

                             MediaOne Group, Inc.
                    Notes to Consolidated Financial Statements
                            (Dollars in millions)
                              (Unaudited)
Operating Results:

                                     ---------------------------

                                     Domestic Cable & Broadband

                                     ---------------------------

                                                                                               Eliminations
                                      MediaOne of     Multimedia                                   &
                                      Delaware (1)    Ventures (2)   International   Other     Adjustments      Consolidated
----------------------------------------------------------------------------------------------------------------------------


Three months ended June 30, 1999
Sales and other revenues              $ 665          $ 781           $ 456           $ 3       $ (1,243)       $ 662

EBITDA (3)                              248            393              98           (19)          (502)         218

Net income (loss) (4)                   (78)            16            (104)            7              -         (159)
----------------------------------------------------------------------------------------------------------------------------


Three months ended June 30, 1998
Sales and other revenues              $ 607          $ 728           $ 341          $ 45       $ (1,080)         $ 641

EBITDA (3)                              239            206              51           (11)          (280)           205

Net income (loss) (5)                  (111)            (2)            (70)       26,798              -         26,615
----------------------------------------------------------------------------------------------------------------------------


Six months ended June 30, 1999
Sales and other revenues            $ 1,319        $ 1,529           $ 896           $ 7       $ (2,424)      $ 1,327

EBITDA (3)                              489            636             199           (38)          (857)          429

Net income (loss) (4)                  (152)            20            (118)          (20)             -          (270)
----------------------------------------------------------------------------------------------------------------------------


Six months ended June 30, 1998
Sales and other revenues            $ 1,226        $ 1,470           $ 659         $ 396       $ (2,138)      $ 1,613

EBITDA (3)                              479            394              68            84           (472)          553

Net income (loss) (5)                  (236)            (8)           (149)       27,220              -        26,827
----------------------------------------------------------------------------------------------------------------------------

(1) MediaOne of Delaware represents the operations of the Company's domestic cable and broadband subsidiary.
(2) Multimedia Ventures includes MediaOne Group's 25.51 percent equity interest in Time Warner Entertainment Company, L.P. ("TWE"), as well as related overheads. The reported TWE results are prepared in accordance with GAAP and have not been adjusted to report TWE's investments accounted for under the equity method on a proportionate basis.
(3) The Company believes EBITDA is an important indicator of the operating performance of its businesses and should not be considered an alternative to operating or net income as an indicator of the performance of MediaOne Group's businesses, or as an alternative to cash flows from operating activities as a measure of liquidity, in each case determined in accordance with GAAP.
(4) MediaOne of Delaware net income during 1999 includes an extraordinary gain of $17 on the early extinguishment of debt.
(5) Other net income during 1998 includes a gain of $24,461 on the separation of the telecommunications businesses and the domestic directory business from the Company, a gain of $2,257 on the sale of the domestic wireless businesses, and an extraordinary loss of $333 on the early extinguishment of debt in conjunction with the separation discussed above. Other net income during the three and six month periods ended June 30, 1998 includes $313 and $747, respectively, related to discontinued operations.

                                        -11-
Form 10-Q - Part I

                            MediaOne Group, Inc.
                    Notes to Consolidated Financial Statements
                           (Dollars in millions)
                               (Unaudited)

The following table presents a geographic breakout for proportionate revenues and EBITDA and a reconciliation to consolidated amounts:

                                                  ------------------------------------  -------------------------------------
                                                          Three Months Ended                       Six Months Ended
                                                               June 30,                                June 30,
                                                   -----------------------------------  -------------------------------------
                                                   -----------------------------------  -------------------------------------


                                                            1999             1998                  1999           1998
      ---------------------------------------------------------------------------------------------------------------------

      Proportionate Revenue:
         United States (1)                              $ 1,441            $ 1,360                 $ 2,844         $ 3,061
         United Kingdom                                     282                196                     557             385
         Central Europe                                     152                121                     295             227
         Asia and other                                      30                 44                      55              78

                                                   ----------------------------------        ------------------------------
      Proportionate revenue                               1,905              1,721                   3,751           3,751
      Less: Proportionate adjustment                     (1,243)            (1,080)                 (2,424)         (2,138)
                                                   ==================================        ==============================
          Consolidated revenues                           $ 662              $ 641                 $ 1,327         $ 1,613
                                                   ========================================================================

     Proportionate EBITDA:
        United States (1)                                 $ 621              $ 429                 $ 1,089           $ 952
        United Kingdom                                       59                 27                     123              31
        Central Europe                                       46                 40                      89              68
        Asia and other                                       (6)               (11)                    (15)            (26)
                                                 ----------------------------------        --------------------------------
     Proportionate EBITDA                                   720                485                   1,286           1,025
     Less: Proportionate adjustment                        (502)              (280)                   (857)           (472)
                                                 ==================================        ================================
         Consolidated EBITDA                              $ 218              $ 205                   $ 429           $ 553
     --------------------------------------------==========================================================================

(1) Amounts include proportionate revenue of $19 and $354, and proportionate EBITDA of $6 and $114 for the domestic wireless operations during the three and six month periods ended June 30, 1998, respectively. These operations were sold in April 1998.

Total Assets:

Total assets are those assets and investments that are used in, or pertain to, each segment's operations, as follows:

   ----------------------------------------------------------------------------
                                            Domestic Cable & Broadband
                                           ------------------------------
                                           ------------------------------

                                            MediaOne of     Multimedia
                                            Delaware (1)    Ventures (2)   International      Other       Consolidated

   --------------------------------------  ------------     ------------   -------------      ----------  -------------

        Total assets as of:
        June 30, 1999                       $16,445         $2,984         $1,538             $9,544      $30,511
        December 31, 1998                    16,003          2,551          2,308              7,330       28,192

-------------------------------------------------------------------------------
(1) MediaOne of Delaware represents the operations of the Company's domestic cable and broadband subsidiary.
(2) Multimedia Ventures includes MediaOne Group's 25.51 percent equity interest in TWE.

                                        -12-
Form 10-Q - Part I

                            MediaOne Group, Inc.
                     Notes to Consolidated Financial Statements
                           (Dollars in millions)
                               (Unaudited)

International assets decreased $770, or 33.4 percent, during 1999 primarily due to the reclassification of international investment assets and liabilities to a net investment in international assets held for sale, and to the sale of the Company's investment in Optus shares. The "Other" column includes primarily cash; debt and equity securities; investments in domestic interactive services; and other corporate assets. The increase in Other total assets of $2,214, or
30.2 percent, during 1999 is due primarily to the marking to market of the Company's investments in marketable equity securities, including AirTouch Communications, Inc. ("AirTouch") stock which was exchanged into Vodafone ADRs. See Note 5 - Investment in Vodafone Group / AirTouch Communications - to the Consolidated Financial Statements.

NOTE 5:  INVESTMENT IN VODAFONE GROUP / AIRTOUCH COMMUNICATIONS

Vodafone / AirTouch Merger. Effective on June 30, 1999, AirTouch merged its operations into a subsidiary of Vodafone Group Public Limited Company ("Vodafone"). Prior to the merger, MediaOne Group held 59,314,000 shares of AirTouch common stock and 825,000 shares each of AirTouch 5.143 percent Class D Cumulative Preferred Stock, Series 1998, (the "Class D ATI Shares") and 5.143 percent Class E Cumulative Preferred Stock, Series 1998, (the Class E ATI Shares" and together with the Class D ATI Shares, the "ATI Shares"). Under the terms of the Vodafone merger, each share of AirTouch common stock was converted into $9.00 in cash plus 1/2 of a Vodafone American Depository Receipt ("ADR"), and as a result, MediaOne Group now holds 29,657,000 Vodafone ADRs. The ATI Shares remain outstanding as preferred shares of AirTouch, a subsidiary of Vodafone, with the following modifications: (a) the early redemption option on the Class D ATI Shares was eliminated, (b) the maturity date on the Class E ATI Shares was extended to April 1, 2020, and (c) an extraordinary dividend of $25.00 per share, or a total of $21, will be paid for each Class E ATI Share on August 16, 1999.

MediaOne Group recognized a net pretax gain of $2,482 ($1,530 after tax) on the exchange and modification of its AirTouch common and preferred shares into Vodafone ADRs and preferred shares, and received $534 in cash related to its investment in AirTouch common stock. The net pretax gain was the result of the difference between the cost basis and fair market value of the investment in AirTouch as of the effective date. The investment in Vodafone is being accounted for under the cost method of accounting as available for sale securities.

                                        -13-
Form 10-Q - Part I

                              MediaOne Group, Inc.
                   Notes to Consolidated Financial Statements
                              (Dollars in millions)
                                  (Unaudited)

AirTouch Collar. During May 1999, the Company contributed 11,662,000 shares of AirTouch common stock to MediaOne SPC IV ("SPC IV"), a wholly-owned subsidiary of MediaOne Group. SPC IV subsequently entered into a series of purchased and written options (the "Collar") on its AirTouch common shares and issued $1,128 in debt. See Note 7 - Debt - to the Consolidated Financial Statements. Upon the Vodafone merger, the Collar was automatically transferred to Vodafone ADRs and the put and call price were adjusted accordingly. SPC IV now holds 5,831,000 Vodafone ADRs.

The Collar has been designated and is effective as a hedge of the market risk associated with the Company's investment in Vodafone ADRs. The Collar is therefore carried at market value with gains or losses recorded in equity as a component of other comprehensive income together with any change in the fair value of the Vodafone ADRs. No gain or loss was recognized on the Collar as of June 30, 1999.

At expiration of the Collar, the Company will receive cash if the market value of a Vodafone ADR is less than approximately $169.00 per share, effectively eliminating downside risk on the stock below $169.00. Conversely, if the market value of a Vodafone ADR is greater than approximately $244.00 per share, the Company will be required to pay cash which will be offset by the corresponding increase in the value of the Vodafone ADRs. MediaOne Group intends to use proceeds from the sale of Vodafone ADRs to fund any cash obligations related to the Collar. The Collar expires quarterly, in equal installments, starting in the second quarter of 2003 and ending in the second quarter of 2005.

NOTE 6:  INVESTMENT IN INTERNATIONAL VENTURES

As a result of the anticipated merger with AT&T, MediaOne Group formalized a plan during the second quarter of 1999 to sell all of its international broadband and wireless investments, including its international consolidated entities, Cable Plus a.s. ("Cable Plus"), a cable operator in the Czech Republic, and Russian Telecommunications Development Corporation ("RTDC"), a Russian venture which holds various wireless investments. The carrying value of the net investments in international ventures, as well as the net assets of Cable Plus and RTDC, are reflected as "net investment in international ventures held for sale" in the June 30, 1999 Consolidated Balance Sheet. In addition, effective April 1999, the results of operations of Cable Plus and RTDC are no longer consolidated with MediaOne Group's results but are rather reflected as part of "equity losses in unconsolidated ventures" in the Consolidated Statements of Operations. Of the total equity losses in unconsolidated ventures, international operations contributed losses of $(111) and $(67) for the three month periods ended June 30, 1999 and 1998, respectively, and $(218) and $(162) for the six month periods ended June 30, 1999 and 1998, respectively.

                                        -14-
Form 10-Q - Part I

                             MediaOne Group, Inc.
                    Notes to Consolidated Financial Statements
                            (Dollars in millions)
                                (Unaudited)

As a result of the decision to exit its international businesses, the Company recorded a $43 charge ($28 after tax) during the second quarter of 1999. The exit charge includes employee severance costs of $33 for 122 people, and lease termination, relocation and other costs of $10. The charge is reflected as a component of "gains on investments - sale and exit costs of international investments - net" in the Consolidated Statement of Operations. The Company continues to negotiate the sale of its remaining international investments and anticipates that the majority of the employee relocation and severance, and the related office closures will be completed by year-end 1999.

Optus Shares. During the second quarter of 1999, MediaOne Group sold its remaining investment in Optus shares, resulting in net proceeds and a pretax gain of $31.

Listel. On June 2, 1999, the Company sold its interest in Listel, an international directories operation located in South America, for proceeds of $55 and a pretax gain of $20.

Cable Plus and A2000. On June 24,1999, United Pan-Europe Communications N.V. agreed to purchase MediaOne Group's interests in Cable Plus and A2000, a cable operator located in the Netherlands, for approximately $380. The sale of Cable Plus is contingent upon regulatory approval. Both sales are expected to close later this year.

Telewest. Shortly after the Company entered into its definitive merger agreement with AT&T, AT&T and Microsoft Corporation ("Microsoft") announced that they had entered into a series of agreements, which, among other things, involved the sale of the Company's interest in Telewest Communications plc ("Telewest") to Microsoft. The terms and conditions of any such sale will be subject to certain approvals, including the approval of the Company's Board of Directors if the sale is to occur prior to the merger of the Company's operations with those of AT&T.

Ariawest. On May 13, 1999, PT Ariawest International, ("Ariawest"), the Company's investment in Indonesia, reached an agreement to restructure its debt into a non-recourse debt facility. MediaOne Group is evaluating its probable funding commitments related to its investment in Ariawest as a result of the non-recourse facility.

Telenet. On June 30, 1999, MediaOne Group entered into an agreement giving the other shareholders of Telenet an option to purchase the Company's interest in Telenet for approximately the cost of capital contributions plus 7 percent. This option expires on December 31, 1999. In exchange, the Company received the right to sell its interest to the current shareholders at the cost of capital contributions less 25 percent through January 31, 2000. If neither option is exercised, MediaOne Group may sell its interest to a third party. In conjunction with this agreement, the Company entered into a put option to lock in the floor price of 93 million Euros, or $100, which expires on January 31, 2000.

                                        -15-
Form 10-Q - Part I

                            MediaOne Group, Inc.
                    Notes to Consolidated Financial Statements
                           (Dollars in millions)
                               (Unaudited)

Titus and Chofu. On June 30, 1999, the Company increased its ownership in TITUS Communication Corporation ("Titus"), a broadband network operation in Japan, and Chofu Cable Television ("Chofu"), a cable operation in Japan. As part of the acquisition, MediaOne Group assumed outstanding debt guarantees totaling approximately $50. MediaOne Group now holds a 50 percent investment in Titus and a 33 percent investment in Chofu.

NOTE 7:  DEBT

Debt Issuance. On June 3, 1999, SPC IV issued $1,128 of floating rate debt at 3-month LIBOR plus 0.5 percent and paid $321 to fix and pre-fund interest payments on $1.1 billion notional amount of the debt through an interest rate swap agreement (the "Zero Coupon Swap"). The debt and Zero Coupon Swap mature in equal quarterly installments starting in the second quarter of 2003 and ending with the second quarter of 2005. The index, maturity and notional amount of the Zero Coupon Swap match the terms of the floating rate debt issued by SPC
IV. The Company has therefore deferred the $321 cost of the Zero Coupon Swap and will amortize the cost as an adjustment of interest expense associated with the floating rate debt. As a result of the amortization and payments received under the Zero Coupon Swap, the Company expects the floating rate debt of SPC IV to have a fixed effective interest rate of approximately 6.945 percent.

As a result of the Vodafone merger, SPC IV will redeem approximately $105 of the debt in August 1999 and will terminate a corresponding portion of the Zero Coupon Swap with a cost of approximately $30. Funding for the redemption of the debt will come from the $9.00 per share cash proceeds received on the exchange of the AirTouch common stock into Vodafone ADRs.

The assets of SPC IV, which are primarily the 5,831,000 Vodafone ADRs, are not available to pay the creditors of any member of the Company except the creditors of SPC IV.

Debt Extinguishment. On June 1, 1999, the Company redeemed the 11.0 percent senior subordinated debentures of MediaOne of Delaware, Inc., the domestic cable and broadband subsidiary of the Company, with a carrying value of $345. The debt extinguishment resulted in an after tax gain of $17 (net of income tax expense of $11) primarily related to the write-off of excess debt premiums. The gain is reflected as an extraordinary item in the Consolidated Statements of Operations. MediaOne Group also redeemed a third-party note for its carrying value of $12. MediaOne Group financed the redemptions with cash on hand.

Debt Maturity. On May 15, 1999, $254 of debt exchangeable into common stock ("DECS") matured. The DECS were redeemed for FSA shares held by MediaOne Group, resulting in a pretax gain of $21 ($14 after tax).

                                        -16-
Form 10-Q - Part I

                             MediaOne Group, Inc.
                  Notes to Consolidated Financial Statements
                           (Dollars in millions)
                                (Unaudited)

Exchangeable Notes. As a result of the Vodafone merger, the terms of the 6.25 percent Exchangeable Notes (the "Exchangeable Notes") issued in late 1998 have been modified so that upon maturity, they are mandatorily redeemable into Vodafone ADRs and/or cash, rather than AirTouch common stock and/or cash. The redemption formula was also modified so that the redemption value of each Exchangeable Note is equivalent to $9.00 in cash plus 1/2 of the fair market value of a Vodafone ADR (the "Maturity Price"), as follows:

(a) If the Maturity Price is greater than or equal to $71.75, each Exchangeable Note is equivalent to .8101 of the Maturity Price;
(b)  If the Maturity Price is less than or equal to $58.125, each Exchangeable
     Note is equivalent to the Maturity Price; or
(c) If the Maturity Price is greater than $58.125 but less than $71.75, each Exchangeable Note is equivalent to $58.125.

In all three scenarios above, a minimum of $7.29 of the $9.00 cash consideration will be funded in cash.

NOTE 8: MINORITY INTEREST IN CENTAUR FUNDING

On December 15, 1998, Centaur Funding Corporation ("Centaur"), a special purpose entity consolidated by MediaOne Group, issued three series of preferred shares (the "Preference Shares"), including Cumulative Preference Shares, Series B (the "Series B Preference Shares") and Preference Shares, Series C (the "Series C Preference Shares"). Dividend payments on the Series B Preference Shares and certain redemption payments on the Series B and Series C Preference Shares are to be determined by reference to the dividend and redemption activity of the ATI Shares.

As a result of the Vodafone merger, on May 13, 1999, Centaur mailed notices to the holders of the Series B and Series C Preference Shares that described the manner in which the terms of the Series B and Series C Preference Shares would be deemed modified to reflect the changes to the ATI Shares, pursuant to the Articles of Association of Centaur, without any action of the holders of such shares. See Note 5 - Investment in Vodafone Group / AirTouch Communications - to the Consolidated Financial Statements for a description of the changes to the ATI Shares.

                                       -17-
Form 10-Q - Part I

                            MediaOne Group, Inc.
                Notes to Consolidated Financial Statements
                           (Dollars in millions)
                              (Unaudited)

The $21 extraordinary dividend payment on the Class E ATI Shares was allocated to the Series B and Series C Preference Shares on a pro-rata basis based on the liquidation value of the Series B Preference Shares and on the accreted value of the Series C Preference Shares as of June 30, 1999, and is reflected as "minority interest expense in Centaur Funding" in the Consolidated Statements of Operations. The amount allocated to the Series B Preference Shares was reflected as a one-time extraordinary dividend and will be paid with the first regularly scheduled dividend following the payment in August 1999 on the Class E ATI Shares. Since the Series C Preference Shares do not pay dividends, the amount allocated to these shares will be invested by Centaur, in accordance with its Articles of Association, and will be added to the redemption value of the Series C Preference Shares at maturity.

NOTE 9: SHAREOWNERS' EQUITY

Following is a rollforward of shareowners' equity since the end of 1998:

--------------------------------------------------------- ------------ ------------- ------------ -------------------
                                                                                                  Accumulated Other
                                                                                                    Comprehensive
                                                           Preferred      Common      Retained          Income
                                                             Stock        Shares      Earnings
--------------------------------------------------------- ------------ ------------- ------------ -------------------
Balance at December 31, 1998                              $ 927        $ 10,324        $ 669           $ 869

Net loss                                                                                (270)
Issuance of MediaOne Group common stock                                      64
Purchase of treasury stock                                                  (46)
Preferred stock dividends                                                                (28)
Market value adjustments for debt and
  equity securities, and Exchangeable Notes,
  net of income taxes                                                                                  (560)
Foreign currency translation, net of income taxes                                                       (18)
Other                                                         2              67
                                                          ============ ============= ============ ===================
Balance at June 30, 1999                                  $ 929        $ 10,409        $ 371          $ 291
--------------------------------------------------------- ============ ============= ============ ===================

Common Stock. Other activity during 1999 primarily represents tax benefits on stock option exercises.

Series D Preferred Stock. During the six month period ended June 30, 1999, 8,350 shares of Series D Preferred Stock were converted into 16,537 shares of MediaOne Group Stock. In addition, 1,953 shares of Series D Preferred Stock were cancelled during the period. As of June 30, 1999, MediaOne Group had 19,989,175 shares of Series D Preferred Stock outstanding.

                                        -18-
Form 10-Q - Part I

                            MediaOne Group, Inc.
                Notes to Consolidated Financial Statements
                            (Dollars in millions)
                                 (Unaudited)

Comprehensive   Income.   Total comprehensive income and the components of
comprehensive income follow:

------------------------------------------------------------------- ----------------------------- --------------------------
                                                                         Three Months Ended           Six Months Ended
                                                                              June 30,                    June 30,
                                                                    ----------------------------- --------------------------

                                                                        1999           1998           1999         1998
------------------------------------------------------------------- -------------- -------------- ------------- ------------

Net income (loss)                                                         $ (159)       $ 26,615       $ (270)     $ 26,827
    Other comprehensive income (loss), before tax:
      Foreign currency translation adjustment                                 36              (8)         (34)            9
      Unrealized gains on debt and equity securities, and
        Exchangeable Notes                                                   447             571        1,345           690
      Reclassification for gains realized in net income (loss)
                                                                          (2,153)            (11)      (2,252)          (11)
  Income tax provision (benefit) related to items of other
    comprehensive income (loss)                                              644            (219)         363          (271)
                                                                    -------------- -------------- ------------- ------------

  Total other comprehensive income (loss), net of tax                     (1,026)            333         (578)          417
                                                                    ============== ============== ============= ============
Total comprehensive income (loss)                                       $ (1,185)       $ 26,948       $ (848)     $ 27,244
------------------------------------------------------------------- ============== ============== ============= ============

The majority of the unrealized gains on debt and equity securities during the three month period of 1999 relate to the Company's investment in Time Warner Telecom LLC, a competitive local exchange business, which offered its shares in an initial public offering in May 1999. The majority of the unrealized gains on debt and equity securities during the six month period of 1999 relate to the Company's investment in AirTouch common and preferred stock, which were subsequently exchanged for Vodafone ADRs and preferred stock, and the Company's investment in Time Warner Telecom LLC. The reclassification in 1999 for gains realized in net loss is due to gains realized in the Company's results of operations upon the exchange of AirTouch common and preferred stock into Vodafone ADRs and preferred stock.

NOTE 10: EARNINGS PER SHARE

The following table reflects the computation of basic and diluted earnings
(loss) per share in accordance with SFAS No. 128, "Earnings Per Share." The 1999 diluted loss per share and related share amounts do not include potential share issuances associated with stock options and the Series D Preferred Stock since the effect would have been antidilutive on the loss from continuing operations. The 1998 dilutive securities represent the incremental weighted average shares from potential share issuances associated with stock options of MediaOne Group Stock and Communications Stock, and the conversion of the Series D Preferred Stock into MediaOne Group Stock.

                                        -19-
Form 10-Q - Part I

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

---------------------------------------------------------------- ----------------------------- -----------------------------
                                                                      Three Months Ended             Six Months Ended
                                                                           June 30,                      June 30,
                                                                 ----------------------------- -----------------------------

                                                                      1999           1998          1999           1998
---------------------------------------------------------------- --------------- ------------- ------------- ---------------

MEDIAONE GROUP STOCK :

Income (loss) from continuing operations                                $ (176)       $ 2,174       $ (287)         $ 1,952
Preferred stock dividends and accretion                                    (14)           (13)         (28)             (26)
Loss on redemption of Preferred Securities (1)                               -            (53)           -              (53)
                                                                 --------------- ------------- ------------- ---------------
Income (loss) from continuing operations available to MediaOne
   Group Stock shareowners used for basic earnings (loss) per
   share                                                                $ (190)       $ 2,108       $ (315)         $ 1,873
Preferred stock dividends and accretion on assumed conversion                -             12            -               24
                                                                 =============== ============= ============= ===============
Income (loss) from continuing operations available to MediaOne
   Group Stock shareowners used for diluted earnings (loss)
   per share                                                            $ (190)       $ 2,120       $ (315)         $ 1,897
                                                                 =============== ============= ============= ===============

Income from discontinued operations (2)
   Results of operations                                                     -           $ 71            -            $ 158
                                                                 =============== ============= ============= ===============
   Gain on separation                                                        -       $ 24,461            -         $ 24,461
                                                                 =============== ============= ============= ===============
Extraordinary item - early extinguishment of debt                         $ 17         $ (333)        $ 17           $ (333)
---------------------------------------------------------------- =============== ============= ============= ===============

(1) Represents the after tax charge to equity related to the tender or exchange of certain Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely Company-guaranteed debentures ("Preferred Securities") on June 12, 1998, in conjunction with the separation of the telecommunications businesses and the domestic directory business from the Company.
(2) Represents the operations of the domestic directory business, which were discontinued effective June 12, 1998.

                                        -20-

Form 10-Q - Part I

                              MediaOne Group, Inc.
                   Notes to Consolidated Financial Statements
                (Dollars in millions, except per share amounts)
                               (Unaudited)

------------------------------------------------------------------ ----------------------------- -------------------------
                                                                        Three Months Ended           Six Months Ended
                                                                             June 30,                    June 30,
                                                                   ----------------------------- -------------------------
                                                                        1999           1998         1999         1998
------------------------------------------------------------------ --------------- ------------- ------------ ------------

MEDIAONE GROUP STOCK :
Weighted average number of shares used for basic earnings (loss)
   per share                                                              605,726       609,098      604,775      608,699
   Effect of dilutive securities:
    Stock options                                                               -         6,112            -        5,651
    Series D Preferred Stock                                                    -        38,401            -       38,251
                                                                   =============== ============= ============ ============
Weighted average number of shares used for diluted earnings
   (loss) per share                                                       605,726       653,611      604,775      652,601
                                                                   =============== ============= ============ ============

BASIC EARNINGS (LOSS) PER COMMON SHARE:
    Income (loss) from continuing operations                             $ (0.31)        $ 3.46     $ (0.52)       $ 3.08
                                                                   =============== ============= ============ ============

    Income from discontinued operations (1)                                     -        $ 0.12            -       $ 0.26
                                                                   =============== ============= ============ ============

    Gain on separation                                                          -       $ 40.16            -      $ 40.19
                                                                   =============== ============= ============ ============

    Extraordinary item - early extinguishment of debt                      $ 0.03      $ (0.55)       $ 0.03     $ (0.55)
                                                                   =============== ============= ============ ============

DILUTED EARNINGS (LOSS) PER COMMON SHARE:
    Income (loss) from continuing operations                             $ (0.31)        $ 3.24     $ (0.52)       $ 2.91
                                                                   =============== ============= ============ ============
    Income from discontinued operations (1)                                     -        $ 0.11            -       $ 0.24
                                                                   =============== ============= ============ ============
    Gain on separation                                                          -       $ 37.42            -      $ 37.48
                                                                   =============== ============= ============ ============
    Extraordinary item - early extinguishment of debt                      $ 0.03      $ (0.51)       $ 0.03     $ (0.51)
                                                                   =============== ============= ============ ============

COMMUNICATIONS STOCK:
Income from discontinued operations used for basic and diluted
     earnings per share (2)                                                     -         $ 242            -        $ 589
                                                                   =============== ============= ============ ============
Weighted average number of shares used for basic earnings per
     share                                                                      -       484,982            -      484,972
Effect of dilutive securities - stock options                                   -         4,075            -        4,097
Weighted average number of shares used for diluted earnings per    ===============  ============ ============ ============
     share                                                                      -       489,057            -      489,069
                                                                   =============== ============= ============ ============

BASIC AND DILUTED EARNINGS PER SHARE:
Basic earnings per share from discontinued operations (2)
                                                                                -        $ 0.50            -       $ 1.21
                                                                   =============== ============= ============ ============
Diluted earnings per share from discontinued operations
                                                                                -        $ 0.49            -       $ 1.20
------------------------------------------------------------------ =============== ============= ============ ============

(1) Represents the operations of the domestic directory business, which were discontinued effective June 12, 1998.
(2) Represents the operations of the telecommunications businesses which were discontinued effective June 12, 1998.

                                        -21-
Form 10-Q - Part I

                             MediaOne Group, Inc.
                 Notes to Consolidated Financial Statements
                            (Dollars in millions)
                                (Unaudited)

NOTE 11:  SUBSEQUENT EVENTS

International Investment Sales. On July 16, 1999, MediaOne Group sold Watchmark, a wholly owned wireless network management software operation, to Lucent Technologies for net proceeds of $5.

On August 6, 1999, MediaOne Group agreed to sell its 50 percent ownership in Mercury Personal Communications ("One 2 One"), a wireless operation in the United Kingdom, to Deutsche Telekom for approximately $5.5 billion, which includes approximately $190 for the repayment of shareholder loans owed to the Company. The sale is expected to close later this year. In connection with the sale, the Company entered into put options to lock in a floor price of approximately $5.5 billion. The put options expire at the end of third quarter 1999.

Cable System Trades. Effective July 31, 1999, MediaOne Group and Time Warner Cable, a division of Time Warner, Inc. ("Time Warner") and TWE, completed a trade of certain cable systems. MediaOne Group traded cable systems in Ohio and Maine serving approximately 280,000 subscribers, while Time Warner Cable traded cable systems in Massachusetts and New Hampshire serving approximately 240,000 subscribers plus approximately $40 in cash. The definitive agreement entered into by the companies in February 1999 also included properties in California and Georgia. That portion of the trade is also expected to occur in the third quarter of 1999.

Investment in TWE. MediaOne Group currently holds a 25.51 percent interest in TWE. The remaining interest in TWE is owned by Time Warner. In order to avoid disputes as to whether the AT&T merger would violate the non-competition provisions of the TWE partnership agreement, on August 3, 1999, MediaOne Group sent a notice of termination to TWE which will terminate these non-competition provisions as to MediaOne Group. The non-competition provisions will continue to apply to Time Warner. Delivery of the notice of termination permitted TWE to terminate most of MediaOne Group's management rights in TWE, which it did on August 4, 1999. Most of these rights would have terminated in any event upon the change of control of MediaOne Group in the merger. The delivery of the termination notice and the resulting termination of management rights is irrevocable, however, even if the merger does not occur. The loss of these management rights may have a material adverse effect on the value of MediaOne Group's interest in TWE. Notwithstanding the notice of termination, MediaOne Group retains certain rights under the partnership agreement, including the right to approve such matters as the merger of TWE, TWE's entrance into new lines of business and the issuance of new partnership interests.

                                        -22-
Form 10-Q - Part I

                               MediaOne Group, Inc.
                      Notes to Consolidated Financial Statements
                              (Dollars in millions)
                                   (Unaudited)

In addition, Time Warner has expressed its view that, absent Time Warner's consent, completion of the AT&T merger will violate the TWE partnership agreement unless AT&T and MediaOne Group delay completion of the merger at least until August 3, 2000, one year following delivery of the termination notice. While AT&T and MediaOne Group disagree with this view, if Time Warner's view prevails and if Time Warner does not consent to an earlier closing, AT&T and MediaOne Group may have to delay completing the merger to August 3, 2000. Any such delay could delay our ability to realize the expected financial and operating benefits of the merger.

NOTE 12:  DISCONTINUED OPERATIONS

In accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," the Consolidated Financial Statements reflect the telecommunications businesses and the domestic directory business as discontinued operations since these businesses were separated from the Company effective on June 12, 1998. The revenues and expenses, and the cash flows of the discontinued operations have been separately classified in the Consolidated Statements of Operations and Cash Flows. Summarized operating results for the discontinued operations for the three and six month periods of 1998 were as follows: Revenues were $2,445 and $5,454; operating income was $597 and $1,412; income before income taxes was $494 and $1,187; income tax expense was $(181) and $(440); and net income from discontinued operations was $313 and $747, respectively.

                                        -23-
Form 10-Q - Part I

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

Results of Operations - Continuing Operations - Three and Six Months Ended June 30, 1999 Compared with 1998

MediaOne Group Income (Loss) from Continuing Operations

-------------------------------------------------------------------------------
Normalized Income (Loss) from Continuing Operations:
-------------------------------------------------------------------------------

                                     Three Months Ended                         Six Months Ended
                                          June 30,              Change              June 30,               Change
                                    --------------------- ------------------- --------------------- ---------------------

                                      1999       1998         $         %       1999       1998         $          %
----------------------------------- ---------- ---------- ---------- -------- ---------- ---------- ---------- ----------
Income (loss) from continuing
  operations                          $ (176)   $ 2,174   $ (2,350)        -    $ (287)    $ 1,952   $ (2,239)        -
Adjustments to reported income (loss)
   from continuing operations:
   Gain (loss) on investments:
    Domestic                             (14)       (14)         -         -       (57)        (24)       (33)        -
    International - net                    3          -          3         -       (73)          -        (73)        -
    Exchange of AirTouch              (1,530)         -     (1,530)        -    (1,530)          -     (1,530)        -
    PrimeStar                              -          -          -         -        40           -         40         -
    Domestic wireless (1)                  -     (2,257)     2,257         -         -      (2,257)     2,257         -
   Merger costs                        1,497          -      1,497         -     1,512           -      1,512         -
   Minority interest - Centaur            13          -         13         -        13           -         13         -
   Domestic wireless operations(1)         -         (5)         5         -         -         (20)        20         -
   Separation costs                        -        (35)        35                   -           -          -         -
                                    ========== ========== ========== ======== ========== ========== ========== ==========
Normalized loss from continuing
  operations                          $ (207)    $ (137)     $ (70)     51.1    $ (382)     $ (349)     $ (33)      9.4
----------------------------------- ========== ========== ========== ======== ========== ========== ========== ==========

(1)  The domestic wireless businesses were sold to AirTouch effective 4/6/98.

                                        -24-
Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share amounts)

-------------------------------------------------------------------------------
Basic Earnings (Loss) Per Share From Continuing Operations Available for MediaOne Group Stock:
-------------------------------------------------------------------------------

                                          Three Months Ended                        Six Months Ended
                                               June 30,             Change              June 30,            Change
                                         --------------------- ------------------ --------------------- ----------------

                                           1999       1998        $         %       1999       1998         $       %
---------------------------------------- ---------- ---------- --------- -------- ---------- ---------- ---------- -----
Earnings (loss) from continuing
  operations available for common stock   $ (0.31)     $ 3.46   $ (3.77)       -   $ (0.52)    $ 3.08    $ (3.60)     -
Adjustments to reported earnings
   (loss) from continuing operations:
   Gain (loss) on investments:
    Domestic                                (0.02)      (0.02)        -        -     (0.09)     (0.04)     (0.05)     -
    International - net                         -           -         -        -     (0.13)         -      (0.13)     -
    Exchange of AirTouch                    (2.52)          -     (2.52)        -    (2.52)         -      (2.52)     -
    PrimeStar                                   -           -         -        -      0.07          -       0.07      -
    Domestic wireless (1)                       -       (3.71)     3.71        -         -      (3.71)      3.71      -
   Merger costs                              2.47           -      2.47        -      2.50          -       2.50      -
   Minority interest - Centaur               0.02           -      0.02        -      0.02          -       0.02      -
   Domestic wireless operations (1)             -       (0.01)     0.01        -         -      (0.04)      0.04
   Separation costs                             -       (0.06)     0.06        -         -          -          -      -
   Loss on redemption of Preferred
    Securities                                  -        0.09     (0.09)       -         -       0.09      (0.09)     -
                                         ========== ========== ========= ======== ========== ========== ========== =====
Normalized loss from continuing
  operations available for common         $ (0.36)    $ (0.25)  $ (0.11)    44.0   $ (0.67)   $ (0.62)  $ ( 0.05)   8.1
  stock
---------------------------------------- ========== ========== ========= ======== ========== ========== ========== =====

(1)  The domestic wireless businesses were sold to AirTouch effective 4/6/98.

The increase in normalized loss from continuing operations during the three and six month periods ended June 30, 1999 was primarily a result of a one-time charge to depreciation and amortization expense for the deferral of the TCI trade, partially offset by decreased interest expense as a result of lower debt levels at MediaOne Group. The table above normalizes for significant one-time items and aids in the comparability of the Company's performance period over period. Routine acquisitions and dispositions are normalized within the discussion of revenues and operating loss which follows.

Sales and Other Revenues

----------------------------- ----------------------- -------------------- ------------------------- --------------------
                                Three Months Ended                             Six Months Ended
                                     June 30,               Change                 June 30,                Change
                              ----------------------- -------------------- ------------------------- --------------------

                                 1999        1998        $          %         1999         1998         $          %
----------------------------- ----------- ----------- --------- ---------- ------------ ------------ --------- ----------

Cable and broadband:
   Domestic                        $ 665       $ 607      $ 58        9.6      $ 1,319      $ 1,226      $ 93        7.6
   International                       -           6        (6)         -            7           11        (4)     (36.4)
                             --------------------------------------------------------------------------------------------
                                     665         613        52        8.5        1,326        1,237        89        7.2

Corporate                            (3)           7       (10)         -            1           14       (13)     (92.9)
Other                                  -           1        (1)         -            -            1        (1)         -
                             --------------------------------------------------------------------------------------------

   Current operations                662         621        41        6.6        1,327        1,252        75        6.0

Domestic wireless(1)                   -          20       (20)         -            -          361      (361)         -

                             ============================================================================================
Total                              $ 662       $ 641      $ 21        3.3      $ 1,327      $ 1,613   $ (286)      (17.7)
-----------------------------============================================================================================

(1)  The domestic wireless businesses were sold to AirTouch effective 4/6/98.

                                        -25-
Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions)

MediaOne Group sales and other revenues increased during the three month period ended June 30, 1999, primarily as a result of growth in domestic cable and broadband revenues. Sales and other revenues decreased during the six month period ended June 30, 1999 primarily as a result of the sale of the domestic wireless businesses in April 1998, partially offset by growth in domestic cable and broadband revenues. Normalized for acquisitions and dispositions, total revenues for the three and six month periods of 1999 increased $50, or 8.2 percent, and $114, or 9.5 percent, respectively, compared with total revenues of $612 and $1,206, for the same periods in 1998, respectively. The normalized increases were due primarily to growth in domestic cable and broadband revenues.

Cable and Broadband -Domestic

-------------------------- ----------------------- ---------------------- ---------------------- ---------------------
                             Three Months Ended                           Six Months Ended
                                  June 30,                Change                June 30,                Change
                           ----------------------- ---------------------- ---------------------- ---------------------

REVENUES                     1999        1998          $          %         1999        1998         $          %
-------------------------- ---------- ------------ ---------- ----------- ---------- ----------- ---------- ----------

Domestic
   Basic Cable                 $ 446        $ 420       $ 26         6.2      $ 885       $ 832       $ 53        6.4
   Premium                        82           80          2         2.5        164         159          5        3.1
   Pay-per-view                   15           11          4        36.4         37          24         13       54.2
   Advertising                    51           40         11        27.5         93          71         22       31.0
   Equipt. & Install.             46           44          2         4.5         92          84          8        9.5
   Other                           1            1          -           -          2           1          1          -
                           ---------- ------------ ---------- ----------- ---------- ----------- ---------- ----------
      Video                      641          596         45         7.6      1,273       1,171        102        8.7
   New Products                   24           11         13           -         46          21         25          -
   PrimeStar                       -            -          -           -          -          34       (34)          -
                           ========== ============ ========== =========== ========== =========== ========== ==========
      Total revenues           $ 665        $ 607       $ 58         9.6    $ 1,319     $ 1,226       $ 93        7.6
-------------------------- ========== ============ ========== =========== ========== =========== ========== ==========

Domestic cable and broadband revenues increased during the three and six month periods ended June 30, 1999 due primarily to greater basic cable, advertising and new products revenues. The increase during the six month period was partially offset by the lack of PrimeStar DBS revenues in 1999. Normalized for the one-time effects of cable system acquisitions and dispositions, total domestic cable and broadband revenues for the three and six month periods of 1999 increased 10.1 percent and 10.7 percent, respectively.

Basic Cable. Basic cable services revenues increased during the three and six month periods of 1999 due primarily to an approximate five percent increase in revenue per average cable subscriber and increased basic subscribers. At June 30, 1999, basic cable subscribers were 4,994,000, an increase of 1.2 percent compared with the same period in 1998, normalized for the effects of cable system acquisitions and dispositions. The increase in revenue per average cable subscriber is primarily the result of increased rates.

                                        -26-

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions)

Premium. Premium service revenues increased during 1999 due primarily to improved premium service customer growth as a result of the launch of "NexTV" in late 1998. NexTV is a repackaging of the Company's premium services into related premium channels. At June 30, 1999, premium units were 4,232,000, an increase of 4.7 percent compared with the same period in 1998, normalized for the effects of cable system acquisitions and dispositions.

During June 1999, the Company launched digital service in Atlanta, Georgia; Richmond, Virginia; and Cleveland, Ohio, bringing the Company to four digital markets launched. At June 30, 1999, digital subscribers were 13,800 and digital market-ready homes were 323,900. Advanced analog subscribers totaled 1,100,000 at June 30, 1999, with 5,400,000 advanced analog market-ready homes.

Pay-per-view. Pay-per-view revenues increased during the three month period ended June 30, 1999 as a result of greater movie and other product purchases by subscribers, due in part to growth in advanced analog and digital subscribers. In addition, pay-per-view revenues increased during the six month period ended June 30, 1999 due to the offering of three major sporting events during the period compared with no comparable events in 1998.

Advertising. Advertising revenues increased during 1999 primarily as a result of growth in local and national advertising sales as compared with the same period in 1998.

Equipment and Installation. Equipment and installation revenues increased in 1999 due primarily to subscribers upgrading converter boxes, slightly offset by free installation programs offered during the second quarter of 1999.

Other. Other revenues include franchise fee payments, revenues received for guides and miscellaneous revenues.

Video. Video revenue per average cable subscriber was $42.85 per month for the three month period ended June 30, 1999, an increase of 6.4 percent compared with $40.28 for the same period in 1998. For the six month period ended June 30, 1999, video revenue per average cable subscriber was $42.65 per month, an increase of 7.3 percent compared with $39.73 for the same period in 1998. Adjusted for the one-time effects of cable system acquisitions and dispositions, video revenue per average cable subscriber increased 6.3 percent and 7.3 percent during the three and six month periods of 1999, respectively. Video revenue per average cable subscriber has increased as a result of increased rates and expanded channel offerings, as well as growth in advertising and pay-per-view revenues.

                                        -27-
Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions)

Video revenues increased 7.6 percent and 8.5 percent during the three and six month periods of 1999, respectively, normalized for the one-time effects of cable system acquisitions and dispositions.

New Products. New products revenues increased during 1999 due primarily to customer growth in high speed data Internet access services, as well as the launch of residential telephone services during 1998 and 1999. Normalized for dispositions, new products revenues increased $16, or 200.0 percent, and $28, or 155.6 percent, during the three and six month periods of 1999, respectively, compared with new products revenues of $8 and $18 for the same periods in 1998.

In April 1999, MediaOne Group launched residential telephone service in Detroit, Michigan, its seventh telephone metro area. At June 30, 1999, MediaOne Group had approximately 26,100 residential telephone customers with 35,700 telephone lines. Residential telephone services were available to 1,041,000 market-ready homes as of June 30, 1999, compared to 131,500 as of the same period in 1998.

During the three month period of 1999, the Company completed the transition of its high speed data Internet customers to the "Road Runner" brand name. In addition, the responsibility for the maintenance of the Internet network, the development of national content and the provisioning of technical customer support will now be provided by the high speed data joint venture entered into in June 1998 with TWE, Time Warner and Time Warner Entertainment/Newhouse Partnership. At June 30, 1999, MediaOne Group had approximately 140,300 high speed data Internet customers compared with 39,000 high speed data Internet customers for the same period in 1998. High speed data Internet services were available to 4,381,000 market-ready homes at June 30, 1999, compared to 2,045,000 as of the same period in 1998.

PrimeStar. Subsequent to April 1, 1998, MediaOne Group no longer reflects PrimeStar DBS services revenues as it contributed its PrimeStar subscribers and certain related assets (the "PrimeStar Contribution") to PrimeStar.

Cable and Broadband - International. International cable and broadband revenues represent the consolidated operations of Cable Plus, a cable operator in the Czech Republic. Effective April 1, 1999, MediaOne Group no longer consolidates the results of Cable Plus as the entity is held for sale. See Note 6 - Investment in International Ventures - to the Consolidated Financial Statements.

Corporate. Corporate revenues during the three and six month periods of 1999 decreased due to adjustments associated with the discontinuance of insurance policies on cellular phones.

Domestic Wireless. On April 6, 1998, MediaOne Group sold its domestic wireless businesses to AirTouch in the AirTouch Transaction.

                                        -28-
Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions)

Operating Loss

----------------------------- ----------------------- -------------------- ------------------------- --------------------
                                Three Months Ended                             Six Months Ended
                                     June 30,               Change                 June 30,                Change
                              ----------------------- -------------------- ------------------------- --------------------

                                 1999        1998        $          %         1999         1998         $          %
----------------------------- ----------- ----------- --------- ---------- ------------ ------------ --------- ----------

Cable and broadband:
   Domestic                       $ (77)      $ (10)    $ (67)          -       $ (80)       $ (58)    $ (22)       37.9
   International                      -          (2)        2           -          (1)          (4)        3       (75.0)
                             --------------------------------------------------------------------------------------------
                                    (77)        (12)      (65)          -         (81)         (62)      (19)       30.6

International wireless                -          (2)        2           -          (2)          (5)        3       (60.0)
Corporate                           (32)        (42)       10       (23.8)        (65)         (73)        8       (11.0)
Other                                (1)         (3)        2       (66.7)         (1)          (6)        5       (83.3)
                             --------------------------------------------------------------------------------------------

   Current operations              (110)        (59)      (51)       86.4        (149)        (146)       (3)        2.1

Domestic wireless(1)                  -           6        (6)          -           -           93       (93)          -

                             ============================================================================================
Total                            $ (110)      $ (53)    $ (57)          -      $ (149)       $ (53)    $ (96)          -
-----------------------------============================================================================================

(1)  The domestic wireless businesses were sold to AirTouch effective 4/6/98.

During the three and six month periods ended June 30, 1999, MediaOne Group's operating loss increased due primarily to depreciation and amortization charges on the continuing upgrade of the Company's cable network, partially offset by decreased international overhead costs during 1999. The operating loss for the six month period of 1999 also increased as a result of selling the domestic wireless businesses in April, 1998.

MediaOne Group's EBITDA was $218 and $429 for the three and six month periods ended June 30, 1999, respectively, and $205 and $553 for the three and six month periods ended June 30, 1998, respectively. Excluding the effect of the domestic wireless operations, EBITDA would have been $195 and $405 for the three and six month periods in 1998, respectively. MediaOne Group considers EBITDA an important indicator of the operational strength and performance of its businesses. EBITDA, however, should not be considered an alternative to operating or net income as an indicator of the performance of MediaOne Group's businesses, or as an alternative to cash flows from operating activities as a measure of liquidity, in each case determined in accordance with GAAP.

Cable and Broadband - Domestic. Domestic cable and broadband operating losses increased during the three month period ended June 30, 1999 due primarily to a one-time $50 depreciation and amortization charge related to the deferral of the TCI trade, as well as increased depreciation expense on the continuing upgrade of the Company's cable networks. Depreciation and amortization expense on the TCI trade properties had been suspended during 1998 and the first quarter of 1999 pending the trade of these properties. Partially offsetting the increase in operating loss was the suspension of $17 in depreciation and amortization expense for cable systems held for sale in 1999.

                                        -29-
Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions)

Domestic cable and broadband operating losses increased during the six month period ended June 30, 1999 due primarily to a one-time $25 depreciation and amortization charge related to the deferral of the TCI trade, as well as increased depreciation expense on the continuing upgrade of the Company's cable networks. Partially offsetting the increase in operating loss was the suspension of $30 in depreciation and amortization expense for cable systems held for sale in 1999, and a one-time charge of $28 in the first quarter of 1998 for depreciation and amortization expense related to the termination of the sale of cable systems in Minnesota. Depreciation and amortization expense had been suspended on these systems in 1997 while they were held for sale.

During the three month period of 1999, EBITDA for domestic cable and broadband operations was $248, an increase of $9, or 3.8 percent, compared with $239 for the same period in 1998. Revenue increases of $58, or 9.6 percent, were partially offset by increased programming costs of $20, or 14.2 percent, and increased operating, general and administrative costs of $29, or 12.8 percent. Normalized for the one-time effects of cable system acquisitions and dispositions, domestic cable and broadband EBITDA increased $12, or 5.1 percent.

During the six month period of 1999, EBITDA for domestic cable and broadband operations was $489, an increase of $10, or 2.1 percent, compared with $479 for the same period in 1998. Revenue increases of $93, or 7.6 percent, were partially offset by increased programming costs of $30, or 10.3 percent, and increased operating, general and administrative costs of $53, or 11.6 percent. Of those amounts, the PrimeStar Contribution provided revenue decreases of $34 and cost decreases of $30, including $14 of programming costs, to total domestic cable and broadband EBITDA for the period. Normalized for the one-time effects of cable system acquisitions and dispositions, domestic cable and broadband EBITDA increased $13, or 2.7 percent.

Video EBITDA was $259, an increase of $6, or 2.4 percent, for the three month period of 1999, compared with $253 for the same period in 1998. For the six month period of 1999, video EBITDA was $519, an increase of $20, or 4.0 percent, compared with $499 for the same period in 1998. Normalizing for acquisitions and dispositions, video EBITDA increased $8, or 3.2 percent, for the three month period of 1999, compared with video EBITDA of $251 for the same period in 1998, and increased $18, or 3.6 percent, for the six month period of 1999 compared with video EBITDA of $501 for the same period in 1998.

                                        -30-
Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions)

New products EBITDA was a loss of $(11) for the three month period of 1999, a decrease in losses of $3, or 21.4 percent, compared with EBITDA losses of $(14) in the same period of 1998. New products revenue increases of $13, or 118.2 percent, were partially offset by new products cost increases of $10, or 40.0 percent, during the period, primarily for the offering of residential telephone services. For the six month period of 1999, new products EBITDA was a loss of $(30), an increase in losses of $(6), or 25.0 percent. New products revenue increases of $25, or 119.0 percent, were offset by new products cost increases of $31, or 68.9 percent, during the six month period, primarily for the offering of residential telephone services. Normalizing for dispositions, new products EBITDA loss for the three month period of 1999 decreased $4, or 26.7 percent, compared with new products EBITDA loss of $(15) for the same period in 1998, and for the six month period of 1999, new products EBITDA loss increased $(5), or 20.0 percent, compared with new products EBITDA loss of $(25) for the same period in 1998.

Programming costs were $161 for the three month period in 1999, an increase of $20, or 14.2 percent, over the same period in 1998. For the six month period of 1999, programming costs were $320, an increase of $30, or 10.3 percent, over the same period in 1998. Excluding programming costs related to PrimeStar DBS services, programming costs increased $44, or 15.9 percent during the six month period of 1999. The normalized increase was primarily a result of programmer rate increases, expanded channel offerings and growth in subscribers, as well as programming costs in 1999 related to the Company's high speed data Internet services.

Operating, general and administrative costs were $256 during the three month period of 1999, an increase of $29, or 12.8 percent, over the same period in 1998. During the six month period of 1999, operating, general and administrative costs were $510, an increase of $53, or 11.6 percent, over the same period in 1998, partially offset by decreased costs of $16 related to the PrimeStar Contribution. Increases in operating, general and administrative costs were primarily a function of increases in: (a) employee costs due to improvements in customer service; (b) marketing and advertising costs associated with the deployment of new products, such as high speed data and residential telephone services, the launch of NexTV and an emphasis on driving subscriber growth; and (c) spending on initiatives to improve the operations of the Company. During the three and six month periods of 1999, MediaOne Group incurred initiatives costs of $12 and $23, respectively, to improve reporting and billing systems and to create customer databases to serve customers more effectively, and incurred incremental costs of $5 and $12, respectively, for Year 2000 remediation, for a total of $17 and $35, respectively. Initiatives spending and incremental Year 2000 costs in the three and six month periods of 1999 have increased a total of $13 and $27, respectively, compared with the same periods in 1998.

Corporate. Corporate costs for the three and six month periods of 1999 have decreased due primarily to a reduction in corporate overhead costs associated with the international operations.

                                        -31-
Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions)

Other. Costs incurred for the development of domestic Internet content services have decreased during 1999 primarily as a result of aligning certain of these operations within the domestic cable and broadband operations.

Interest Expense and Other

------------------------------ ----------------------- ------------------ ------------------------- ------------------
                                 Three Months Ended                           Six Months Ended
                                      June 30,              Change                June 30,               Change
                               ----------------------- ------------------ ------------------------- ------------------

                                  1999        1998        $         %        1999         1998         $         %
------------------------------ ----------- ----------- --------- -------- ------------ ------------ --------- --------

Interest expense                $ (103)     $ (143)       $ 40     (28.0)     $ (199)      $ (293)     $ 94    (32.1)
Equity losses in
  unconsolidated ventures          (87)        (69)        (18)     26.1        (202)        (205)        3     (1.5)
Gains (losses) on investments:
  Domestic sale and
   redemption                       22          22           -         -          92           39        53        -
  International sale and
   exit costs - net                  8           -           8         -         132            -       132        -
  Exchange of AirTouch           2,482           -       2,482         -       2,482            -     2,482        -
  Domestic wireless sale             -       3,869      (3,869)        -           -        3,869    (3,869)       -
  PrimeStar                          -           -                               (65)           -       (65)       -
Minority interest expense in
  Centaur Funding                  (46)          -         (46)        -         (71)           -       (71)       -
Guaranteed minority interest
  expense                          (23)        (20)         (3)     15.0         (47)         (42)       (5)    11.9
Merger costs                    (1,507)          -      (1,507)        -      (1,522)           -    (1,522)       -
Other income - net                  31         110         (79)    (71.8)         68           73        (5)    (6.8)
----------------------------------------------------------------------------------------------------------------------

Interest Expense. Interest expense during the three and six month periods of 1999 decreased due primarily to the refinancing of debt in connection with the June 12, 1998 separation of the Company's businesses into two separate companies, as well as the assumption of $1.35 billion in debt by AirTouch in the AirTouch Transaction. The reduction in interest expense was partially offset by the issuance in the latter part of 1998 of $1.7 billion of Exchangeable Notes, as well as the issuance in May 1999 of a $1.5 billion note payable to AT&T for the termination fee paid to Comcast on behalf of MediaOne Group.

Equity Losses in Unconsolidated Ventures. Equity losses during the three month period of 1999 increased due primarily to greater losses of $(44) from international ventures, partially offset by increased equity earnings of $26 from domestic ventures. For the six month period of 1999, equity losses from international ventures have increased $(56), more than offset by increased equity earnings from domestic ventures of $59. Effective April 1, 1999, equity losses from international ventures include the results of operations of Czech Cable and RTDC as these investments are no longer consolidated with the Company's results of operations. See Note 6 - Investments in International Ventures - to the Consolidated Financial Statements.

                                        -32-
Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions)

Equity losses from international ventures have increased due primarily to its cable and broadband ventures, partially offset by improved results from the wireless ventures. Equity earnings from domestic ventures have increased due to a one-time gain recognized by TWE during the three month period of 1999, and the absence of losses from the investment in PrimeCo Personal Communications, L.P. ("PrimeCo") during the six month period of 1999 as it was sold to AirTouch in April 1998. In addition, as of April 1, 1999, the Company suspended recording equity losses for its high speed data joint venture with Time Warner, TWE and Time Warner Entertainment/Newhouse Partnership as its investment had been reduced to zero and the Company has no future funding commitments to the joint venture.

Gains (Losses) on Investments

Sale and Redemption of Domestic Investments. During the three month period of 1999, DECS matured and were redeemed for shares of FSA resulting in a pretax gain of $21 ($14 after tax). In addition, during the six month period of 1999 MediaOne Group sold: (a) investments in two providers of business telephony services resulting in a pretax gain of $44 ($27 after tax), (b) various cable systems resulting in a pretax gain of $15 ($9 after tax), and (c) miscellaneous assets from its capital assets group resulting in a pretax gain of $12 ($7 after tax). During the three month period of 1998, MediaOne Group sold various investments, resulting in a pretax gain of $22 ($14 after tax). In addition, during the six month period of 1998, MediaOne Group sold a cable programming investment resulting in a pretax gain of $17 ($10 after tax).

Sale and Exit Costs of International Investments - net. During the three month period of 1999, MediaOne Group sold shares of Optus resulting in a pretax gain of $31 ($19 after tax) and sold its investment in Listel resulting in a pretax gain of $20 ($6 after tax). As a result of these sales, the Company has liquidated its investment in Optus and no longer holds investments in the international directories business. In addition, during the three month period of 1999, the Company recorded a charge of $43 ($28 after tax) related to its international exit plan. See Note 6 - Investments in International Ventures- to the Consolidated Financial Statements. For the six month period of 1999, total pretax gains on Optus shares sales were $155 ($95 after tax).

Exchange of AirTouch Investment. Effective on June 30, 1999, MediaOne Group exchanged and modified its investment in AirTouch resulting in a net pretax gain of $2,482 ($1,530 after tax). See Note 5 - Investment in Vodafone Group/AirTouch Communications - to the Consolidated Financial Statements.

Sale of Domestic Wireless Investment. On April 6, 1998, MediaOne Group sold its domestic wireless businesses to AirTouch, resulting in a pretax gain of $3,869 ($2,257 after tax).

PrimeStar Investment. During the first quarter of 1999, MediaOne Group recorded a pretax loss of $65 ($40 after tax) for probable obligations related to its investment in PrimeStar, of which $54 was funded in April and June 1999.

                                        -33-
Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions)

Minority Interest Expense in Centaur Funding. Minority interest expense in Centaur Funding for the three and six month periods of 1999 represents dividends and accretion on the $1.1 billion of Preference Shares issued by Centaur in December 1998. Since the Preference Shares are referenced to the AirTouch preferred shares, Centaur accrued a $21 extraordinary dividend payable to the Preference Shares Series B and Series C holders to mirror the extraordinary dividend declared by AirTouch as a result of the Vodafone merger. This dividend amount is reflected as minority interest expense in Centaur Funding for the three and six month periods of 1999. See Note 8 - Minority Interest in Centaur Funding - to the Consolidated Financial Statements.

Guaranteed Minority Interest Expense. Guaranteed minority interest expense has increased slightly during the three and six month periods of 1999, due primarily to the exchange of MediaOne Group's 7.96 and 8.25 percent Preferred Securities for 9.30 and 9.50 percent Preferred Securities in mid-June 1998, and the issuance in October 1998 of 9.04 percent Preferred Securities. The exchange of the Preferred Securities was a result of the separation of the Company's businesses into two separate companies effective on June 12, 1998.

Merger Costs. Merger costs during the three month period of 1999 include a charge of $1,500 to terminate the Company's merger agreement with Comcast, as well as miscellaneous legal and advisory fees of $7, resulting in total pretax merger costs of $1,507 ($1,497 after tax) for the period. In addition to the Comcast termination fee, merger costs for the six month period of 1999 include $22 of legal and advisory fees related to merger activity of the Company, resulting in total pretax merger costs of $1,522 ($1,512 after tax).

Other Income - Net. During the three month period of 1999, other income decreased due primarily to the reclass of separation and other costs of $53, accrued in the first quarter of 1998, to the gain realized upon the distribution of the Company's telecommunications businesses and the domestic directory business to the Communications Stock shareowners. Increased foreign exchange transaction losses associated with loans to international ventures contributed to the decrease in other income for the period. For the six month period ended June 30, 1999, other income decreased primarily due to increased foreign exchange transactions losses associated with loans to international ventures, partially offset by dividend income from the Company's investment in AirTouch preferred stock. During the six month period of 1999, MediaOne Group also recorded $15 of income for a fee paid by Optus to the Company as a result of having met certain performance measures.

                                        -34-

Form 10-Q - Part I

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions)

Provision for Income Taxes for Continuing Operations

------------------------------ ----------------------- ----------------- ------------------------ ------------------
                                 Three Months Ended                         Six Months Ended
                                      June 30,              Change              June 30,               Change
                               ----------------------- ----------------- ------------------------ ------------------

                                  1999        1998        $        %         1999        1998        $         %
------------------------------ ----------- ----------- -------- -------- ------------- ---------- --------- --------

Provision for income taxes       $ (843)    $ (1,542)    $ 699    (45.3)     $ (806)    $ (1,436)    $ 630   (43.9)
Effective tax rate                126.4%        41.5%                         155.2%        42.4%
--------------------------------------------------------------------------------------------------------------------

The increase in the 1999 effective tax rate is primarily a result of merger costs, gains on the sales of investments and the loss on the PrimeStar investment. Excluding these unusual transactions, the effective tax rate would have been 32.5 percent for both the three and six month periods of 1999. The increase in the 1998 effective tax rate is primarily a result of the gain on the sale of the domestic wireless businesses. Excluding the gain on the sale of the domestic wireless businesses, the domestic wireless operations and gains on the sales of investments, the effective tax rate would have been 40.8 percent and 36.2 percent during the three and six month periods of 1998, respectively.

Liquidity and Capital Resources

Operating Activities

Cash provided by operating activities during the six month period ended June 30, 1999 increased $320 to $478 as compared with the same period in 1998. The increase was due to the receipt of $377 of net income tax benefits, due primarily to the carryback of the 1998 taxable loss to the 1996 consolidated tax return. Cash provided during 1998 from operating activities of the domestic wireless operations was offset during the period by increased interest payments on long-term debt outstanding during the period, as well as costs paid for the separation. The Company also received $28 in dividends during 1998, primarily from Westel 450 and Westel 900, the Company's European wireless investments in Hungary.

MediaOne Group expects that cash from operations will not be adequate to fund future expected cash requirements. Additional funding will come from cash on hand, asset sales and new debt financing, including the monetization of Vodafone ADRs.

Investing Activities

Capital expenditures at MediaOne Group, on a cash basis, were $900 and $725 during the six month periods ended June 30, 1999 and 1998, respectively. The majority of the capital expenditures were devoted to upgrading the domestic cable network and continuing the provision of new and enhanced services.

                                        -35-
Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions)

For the six months ended June 30, 1999 and 1998, MediaOne Group invested $73 and $13, respectively, in international ventures, net of a $45 repayment in 1998 from a wireless investment in the United Kingdom. The investments were primarily capital contributions to cable investments in Belgium, the Netherlands, Japan and Singapore, as well as a wireless venture in India. Domestically, MediaOne Group invested $91 and $79 during the six month periods ended June 30, 1999 and 1998, respectively, including $54 funded in 1999 related to the Company's funding obligations of PrimeStar. The remaining investments in 1999 primarily represent ventures for the development of Internet content services. During 1998, the Company funded $64 related to its investment in PrimeCo which was sold to AirTouch in April 1998.

During 1999, MediaOne Group sold various investments resulting in net proceeds of $397, comprised of the following: (a) shares of Optus for net cash proceeds of $164, (b) two investments in providers of business telephony services for net proceeds of $82, (c) miscellaneous assets of the capital assets group for net proceeds of $64, (d) its investment in Listel for proceeds of $55, and (e) various cable television systems for net proceeds of $32. In addition, MediaOne Group received cash proceeds of $534 upon the exchange of its investment in AirTouch common stock for Vodafone ADRs. During the six month period ended
June 30, 1998, the Company sold various investments resulting in net proceeds of $187, comprised of the following: (a) an equity investment in PrimeStar Partners, L.P. for net proceeds of $77, (b) a cable programming investment for net proceeds of $38, (c) various cable systems for net proceeds of $33, and (d) miscellaneous assets for net proceeds of $39. The Company also purchased various cable television systems during 1998 totaling $35.

In addition, during 1999, MediaOne Group received $25 from various asset transactions, including $16 in cash on the call of an option for FSA shares held by the Company.

Financing Activities

Debt Activity. Total debt at June 30, 1999 was $7,963, an increase of $2,541 compared with December 31, 1998. The increase in debt outstanding was due primarily to debt issuances during the period, including the $1.5 billion note payable to AT&T for the funding of the Comcast merger termination fee, and increases in the fair value of the Exchangeable Notes. The value of the Exchangeable Notes as of June 30, 1999 reflected the corresponding changes in the fair value of Vodafone ADRs as a result of the merger of AirTouch with Vodafone. Debt increases during the period were partially offset by the maturity of the DECS, the early extinguishment of long-term debt, and the de-consolidation of debt related to Czech Cable and RTDC. The remaining change in debt outstanding was due primarily to the repayment of commercial paper using the income tax refund received and proceeds generated by asset sales.

                                        -36-
Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions)

On June 3, 1999, SPC IV issued $1,128 of floating rate debt at 3-month LIBOR plus 0.5 percent and paid $321 for a Zero Coupon Swap to fix and pre-fund interest payments on the debt. Proceeds from the debt offering were used for general corporate purposes. As a result of the Vodafone merger, $105 of the debt issued by SPC IV will be repaid in August using the cash proceeds from the exchange of AirTouch common stock into Vodafone ADRs.

On June 1, 1999, MediaOne Group redeemed 11.0 percent senior subordinated debentures with a carrying value of $345, including a debt premium of $45. The debt extinguishment resulted in a net gain of $17 (net of income tax expense of $11). In addition, the Company redeemed a third-party note for its carrying value of $12. MediaOne Group financed the redemptions with cash on hand.

On May 15, 1999, DECS originally issued in 1996 matured and were redeemed for FSA shares held by the Company. The redemption resulted in a pretax gain of $21 ($14 after tax).

On June 12, 1998, MediaOne Group tendered $4.9 billion notional amount of long-term debt. Also on June 12, 1998, MediaOne Group tendered for cash $301 face value of the 7.96 percent Preferred Securities and $237 face value of the
8.25 percent Preferred Securities originally issued in 1995 and 1996, respectively. The cash redemption amount of $5.5 billion for the long-term debt and $582 for the Preferred Securities was financed with floating-rate commercial paper with a weighted average interest rate of 5.85 percent. In addition, in accordance with the terms of the separation agreement, the newly created entity upon the distribution of the telecommunications businesses of the Company funded to MediaOne Group $3.9 billion related to the transfer of U S WEST Dex, the domestic directory business previously owned by MediaOne Group. Such funds were used to repay a portion of the commercial paper issued to tender the debt discussed above.

Dividends. During 1998, the Company paid $519 of common dividends on the Communications Stock. Effective June 12, 1998, MediaOne Group no longer pays dividends on the Communications Stock.

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

                                        -37-
Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions)

Other Financing Activities

Commitments. During April 1999, the sale of PrimeStar's medium-powered business was closed. As a result, MediaOne Group was released as guarantor on a $75 letter of credit for PrimeStar. The Company remains a guarantor for PrimeStar on a $25 letter of credit.

During the second quarter of 1999, MediaOne Group increased its ownership in Titus and Chofu. As part of the acquisition, MediaOne Group assumed outstanding debt guarantees of approximately $50.

Risk Management

MediaOne Group is exposed to market risks arising from changes in interest rates, foreign exchange rates and equity prices. Derivative financial instruments are used to selectively manage these risks. MediaOne Group does not use derivative financial instruments for trading purposes.

Equity-Price Risk Management. MediaOne Group is exposed to market risks associated with equity security prices related to its investments in marketable equity securities and associated options to purchase marketable equity securities. In 1999, the Company's exposure to equity price risk has changed due to initial public offerings by various companies in which MediaOne Group has an investment, the AirTouch/Vodafone Merger and the Collar established on some Vodafone shares.

The table below presents the impact of hypothetical movements in the equity security prices related to MediaOne Group's combined position in marketable equity securities and derivative contracts:

-------------------------------------------------- ------------------------------ ------------------- ----------------
                                                      Hypothetical Change in
                                                        6/30/99 Stock Price          Increase in        Decrease in
                                                   ------------------------------


                                                                                  Fair Market Value     Fair Market
Investment                                           Increase        Decrease                              Value
-------------------------------------------------- -------------- --------------- ------------------- ----------------

Vodafone common stock, including Exchangeable
   Notes                                                10%            10%                     $ 353            $ 353
Internet related investments                            50%            50%                        77               74
All other investments                                   10%            10%                        74               74
                                                                                  =================== ================
Total                                                                                          $ 504            $ 501
-------------------------------------------------- -------------- --------------- =================== ================

The changes in the equity security prices are based on hypothetical movements in future market rates and are not necessarily indicative of actual results that may occur.

                                        -38-

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions)

Competitive and Regulatory Environment

Cable and Broadband - Domestic. In May 1999, the Federal Communications Commission (the "FCC") issued an interpretation of the rules issued in June 1998 providing for the retail sale of set-top television boxes and requiring cable television companies to offer security modules segregated from the set-top box. The revised rules clarified that the segregation requirements apply to digital and hybrid digital/analog boxes only.

In June 1999, a Petition for Declaratory Ruling was filed with the FCC requesting that cable television companies be required to lease channel capacity to third parties to provide Internet access service under provisions of the federal Cable Act. The Company believes that the leased access provisions of the federal Cable Act apply only to traditional video programming.

In July 1999, county commissioners in Broward County, Florida passed an ordinance which required MediaOne Group and other cable providers to allow any and all unaffiliated Internet service providers to connect to the cable network for the purpose of transmitting information between the Internet service providers' customers and the Internet. The Company and AT&T have filed suit against Broward County to have the ordinance declared invalid. The Company believes that the ordinance is in violation of and pre-empted by the 1996 Telecommunications Act, the United States Constitution and the Florida Constitution, and in breach of the franchise agreement between MediaOne Group and the county.

MediaOne Group believes that local governments, including franchising authorities, lack authority to force cable companies to provide network access to other Internet service providers and will vigorously defend against any such forced access mandates.


Year 2000 Readiness

The statements made herein relating to the Year 2000 are designated as Year 2000 Readiness Disclosures for purposes of the Year 2000 Information and Readiness Act. MediaOne Group uses software and related technologies throughout its business that may be affected by the date change in the year 2000. MediaOne Group established a corporate-wide Year 2000 program in 1997, which in relation to other business projects and objectives has been assigned a high priority. The inability of systems to appropriately recognize the year 2000 could result in a disruption of Company operations. More specifically, such a failure could result in material operational impacts on various of the Company's business operations, as identified in more detail in the chart below.

                                        -39-

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions)

MediaOne Group continues its progress through a comprehensive program to evaluate, monitor and address the impact of the Year 2000 on its operations. MediaOne Group is utilizing both internal and external resources in implementing the program. The program consists of the following phases:

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

     (IV) Testing - Verification that the conversions implemented in Phase III will be successful in resolving the Year 2000 problem so that inventory items used by the critical business processes will function properly.

     (V) Implementation - The final roll-out of selected and verified Year 2000 solutions into an operational unit.

MediaOne Group identified three primary risk assessment levels for various inventory items relative to its Year 2000 program. These levels are high, medium and low, with high risk items being those that may have such an impact on the business, that if the risk is not appropriately managed and/or mitigated, the occurrence of the risk could have an adverse impact on the operations of the business, its customers and its employees. Medium risks are those that if they are not appropriately managed and/or mitigated, the occurrence of the risk may cause major difficulties in managing the day-to-day operations of the business, and/or have a significant impact on the ability to deliver acceptable service to customers. Low risks are those that if they are not appropriately managed and/or mitigated, the occurrence of the risk may cause difficulties in managing the business, however, should not severely impact service delivery, cash flow, or critical management activities.

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

                                        -40-
Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions)

Domestic Cable and Broadband

The Company continues to progress through its program to address the Year 2000 issues related to its Domestic Cable and Broadband operations. As of June 30, 1999, all four critical business functions managed by the program were approximately 90 percent complete relative to the high and medium priority projects.

------------------------ ----------------------------- -------------------------- ------------------- ---------------
                                                                                                        Estimated
                                                                                                         Date of
Business Functions          Current Areas of Focus        Operational Impact        Current Status      Completion
------------------------ ----------------------------- -------------------------- ------------------- ---------------

Customer Service         Head End Controller           Inability to provide       Phase V             Q3 1999
                         Digital Transmission            video, telephony &
                           Equipment                     data service to
                         Switches                        customers
                         Ad Insertion
                         Network Surveillance

Customer Care & Billing  Subscriber Billings           Loss of revenues           Phase V             Q3  1999
                         Ad Sales Billings             Loss of customer
                         Call Center Operations          provisioning and
                         Data Communications             repair support
                         Desktop Computing

Cash Flow                Financial Systems             Interruption to cash       Complete*           Q2  1999
                                                         receipts &
                                                         disbursements cycle

Employees, Health &      Payroll & Benefit Systems     Loss of support systems    Complete*           Q2 1999
  Safety                 Facilities Functions            and employee disruption

------------------------ ----------------------------- -------------------------- ------------------- ---------------

* Areas noted as "complete" are subject to continued monitoring of Year 2000 compliant operations for change control purposes.

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

                                        -41-
Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions)

Third Party Relationships

MediaOne Group has significant relationships and dependencies with regard to systems and technology provided and supported by third party vendors and service providers. As part of its Year 2000 program, MediaOne Group established a vendor compliance group to obtain formal Year 2000 compliance representation from vendors who provide products and services to MediaOne Group. The scope of this group's focus includes vendors who provide information technologies, network switching and elements, infrastructure, electronic trading partners and other third party suppliers. The vendor compliance process is being performed concurrently with the regional/business unit Year 2000 remediation activities. In addition, the MediaOne Group Year 2000 legal team has established in parallel a vendor contract analysis program.

Business Continuity

Business continuity teams will be in place by the end of the third quarter of 1999 for the Year 2000 program and include business contingency and response and recovery management. Operational response and recovery plans used by these teams are being refined and are expected to be in place by third quarter 1999. These contingency plans are designed by the Company to quickly assess and respond to service interruptions which may occur during the millennium rollover.

Costs of Year 2000 Program

MediaOne Group has incurred approximately $40 of costs to implement its Year 2000 compliance program through the second quarter of 1999 and currently expects to incur between $60 to $70 of costs in aggregate, of which $10 to $15 represent capitalized expenditures. Of the total costs being incurred, approximately $45 to $55 are incremental to MediaOne Group. The funding of these costs will be managed by the Company through its liquidity and capital resources plan.

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

                                        -42-

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions)

Failure by MediaOne Group to complete its Year 2000 project in a timely or complete manner, within its estimate of projected costs, or failure by third parties, such as financial institutions and related networks, software providers, local telephone companies, long distance providers, power providers, etc., to correct their systems, with which MediaOne Group's systems interconnect, could have a material impact on future results of operations and financial position. Other factors which might cause a material difference from management's estimate would include, but not be limited to, the availability and cost of personnel with appropriate skills and abilities to locate and correct all relevant computer code and similar uncertainties, as well as the collateral effects on MediaOne Group of the Year 2000 problem on the economy in general, or on MediaOne Group's business partners and customers in particular. However, MediaOne Group believes that the Year 2000 issue can be mitigated through its planned repair, replacement, or retirement of the relevant systems and related technologies, that are within MediaOne Group's reasonable control.

Future Implementation of New Accounting Standards

In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - An Amendment of FASB Statement No. 133," which deferred the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. As a result, the Company will adopt SFAS No. 133 in the year 2001.


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

                                        -43-
Form 10-Q - Part I

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions)

SELECTED PROPORTIONATE DATA

Proportionate  Results of  Operations - Six Months Ended June 30, 1999 Compared
                                        With 1998

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

-------------------------------------------------- -------- ------------------------ ------------------------
                                                                                             Change
                                                                                     ------------------------

Six Months Ended June 30,                                      1999         1998         $            %
----------------------------------------------------------- ------------ ----------- ----------- ------------
Proportionate Revenues
Cable and broadband:
     Domestic (1)                                               $ 2,848     $ 2,696       $ 152          5.6
     International                                                  248         150          98         65.3
                                                            ------------ ----------- ----------- ------------
                                                                  3,096       2,846         250          8.8

International wireless                                              648         509         139         27.3
Corporate                                                           (4)          10        (14)            -
Other (2)                                                            11          32        (21)       (65.6)

                                                            ============ =========== =========== ============
          Total proportionate revenues (3)                      $ 3,751     $ 3,397       $ 354         10.4
=========================================================== ============ =========== =========== ============

Proportionate EBITDA (4)
Cable and broadband:
     Domestic (1)                                               $ 1,125       $ 873       $ 252         28.9
     International                                                   38           3          35            -
                                                            ------------ ----------- ----------- ------------
                                                                  1,163         876         287         32.8

International wireless                                              161          65          96            -
Corporate                                                          (35)        (30)         (5)         16.7
Other (2)                                                           (3)           -         (3)            -
                                                            ------------ ----------- ----------- ------------

     Total proportionate EBITDA (3)                             $ 1,286       $ 911       $ 375         41.2
=========================================================== ============ =========== =========== ============

     (1) The proportionate results are based on MediaOne Group's 25.51 percent pro rata priority and residual equity interests in reported TWE results. TWE's results are as reported and have not been adjusted to report TWE investments accounted for under the equity method on a proportionate basis.
     (2) Primarily includes international directories which were sold in June 1999.
     (3) For the six month period ended June 30, 1998, amounts exclude proportionate revenues of $354 and proportionate EBITDA of $114 for the domestic wireless operations which were sold in April 1998.
     (4) Proportionate EBITDA represents MediaOne Group's equity interest in the entities multiplied by the entities' EBITDA. As such, proportionate EBITDA does not represent cash available to MediaOne Group.

                                        -44-
Form 10-Q - Part I

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions)

SELECTED PROPORTIONATE DATA (Continued)

Proportionate Statistic (in thousands)

----------------------------------------------------------- ------------------------ ------------------------
                                                                                             Change
                                                            ------------------------ ------------------------

For the Six Months Ended June 30,                              1999         1998       Amount         %
----------------------------------------------------------- ------------ ----------- ----------- ------------

Cable and broadband:
    Domestic video subscribers (1)                                7,853       7,452         401          5.4
    Domestic homes passed (1)                                    13,175      12,455         720          5.8
    Domestic high speed data subscribers (1, 2)                     187          52         135            -
    Domestic telephone lines                                         36           2          34            -

    International video subscribers                               1,031         903         128         14.2
    International homes passed                                    2,821       2,151         670         31.1
    International telephone lines                                   533         309         224         72.5


International wireless:
    Subscribers                                                   2,333       1,268       1,065         84.0
    POPs                                                         76,254      72,754       3,500          4.8
=========================================================== ============ =========== =========== ============

     (1) The proportionate results are based on MediaOne Group's 25.51 percent pro rata priority and residual equity interests in reported TWE results. TWE's results are as reported and have not been adjusted to report TWE investments accounted for under the equity method on a proportionate basis.
     (2) High speed data subscribers for 1998 have been restated to conform with the current year presentation.

Normalized for the one-time effects of acquisitions, dispositions and other asset transactions, proportionate revenues increased $407, or 12.2 percent, and EBITDA increased $153, or 17.3 percent.

Cable and Broadband - Domestic. Normalized for the one-time effects of cable system acquisitions and dispositions, proportionate revenues related to MediaOne of Delaware increased $128, or 10.7 percent during 1999. This is a result of increases in subscribers and revenue per subscriber mainly due to expanded channel offerings, repackaging of services and increased rates. Normalized for the one-time effects of cable system acquisitions and dispositions, proportionate EBITDA for MediaOne of Delaware increased $13, or 2.7 percent. This increase is primarily a result of higher revenues, partially offset by higher programming fees, increased personnel costs related to customer service initiatives and costs associated with the deployment of high speed data and residential telephone services. Proportionate EBITDA related to TWE operations increased 61.4 percent. TWE's results benefited from improved cable, programming and filmed entertainment operations, and one-time gains in 1999 on cable system sales and swaps, and the early termination of a distribution agreement with a third party.

                                        -45-
Form 10-Q - Part I

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions)

SELECTED PROPORTIONATE DATA (Continued)

Cable and Broadband - International. Normalized for the one-time effects of acquisitions, international cable and broadband proportionate revenues increased $43, or 21.0 percent, during 1999 due primarily to customer growth at Telewest. During the same period, normalized proportionate EBITDA increased $21 more than doubling to $38, due primarily to reduced MediaOne Group international staff costs.

Proportionate international cable subscribers totaled 1,031,000 at June 30, 1999, an 8.8 percent increase over last year on a comparable basis. Telewest's cable television subscribers increased 15.2 percent over last year on a comparable basis.

International Wireless. During 1999, proportionate revenues and EBITDA for the international wireless operations increased due to the 83.9 percent increase in the proportionate international wireless subscriber base to 2,333,000, on a comparable basis. One 2 One added 646,000 proportionate customers, a 95.1 percent increase from a year ago.

Corporate. During 1999, proportionate revenues for corporate operations decreased $14, to $(4), primarily due to adjustments associated with the discontinuance of insurance policies on cellular phones. EBITDA losses increased $5, or 16.7 percent, to $(35), primarily due to a reduction in the amount of headquarter costs being allocated to the subsidiaries, partially offset by decreased employee costs due to a reduction in headcount.

Other. Other reflects the results of the international directories operations located in South America and costs related to development activities, primarily for the development of Internet content services. During 1999, proportionate revenues decreased $21, to $11, and proportionate EBITDA losses increased $3, to $(3), primarily due to the sale of the international directories operations in June 1999. As a result of this sale, the Company no longer reflects international directories operations in the proportionate results.

                                        -46-
Form 10-Q - Part I

Item 3. Quantitative and Qualitative Disclosures About Market Risk


Reference is made to the information set forth on page 38.


                                        -47-
Form 10-Q - Part II

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


(b)  Reports on Form 8-K filed during the Second Quarter of 1999

(i) Form 8-K Current Report dated April 28, 1999, concerning a Press Release by the Company announcing its first quarter 1999 earnings results.

(ii) Form 8-K Current Report dated May 6, 1999, concerning a Press Release by the Company announcing an Agreement and Plan of Merger by and among AT&T Corp., Meteor Acquisition, Inc. and MediaOne Group, Inc.

                                        -48-



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  /s/   Richard A. Post
                                        ---------------------------------------

August 12, 1999                         MediaOne Group, Inc.
                                        Richard A. Post
                                        Executive Vice President and
                                        Chief Financial Officer


                                        -49-