Form 10-Q
period 1999-09-30
MEDIAONE GROUP INC
filed 1999-11-12
CIK 732718

==============================================================================


                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C. 20549


                            FORM 10-Q


    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended September 30, 1999

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

                   Telephone Number 303-858-3000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X_ No __

The number of shares of MediaOne Group, Inc. common stock outstanding (net of shares held in treasury), at October 29, 1999, was 611,980,629 shares.

===============================================================================

                                     MediaOne Group, Inc.
                                           Form 10-Q

                                      TABLE OF CONTENTS

Item                                                                                 Page
                                PART I - FINANCIAL INFORMATION


1.   MediaOne Group, Inc. Financial Information

             Consolidated Statements of Operations -
                Three and Nine Months Ended September 30, 1999 and 1998                3

             Consolidated Balance Sheets -
                September 30, 1999 and December 31, 1998                               5

             Consolidated Statements of Cash Flows -
                Nine Months Ended September 30, 1999 and 1998                          7

             Notes to Consolidated Financial Statements                                8

2.   MediaOne Group, Inc. Management's Discussion and Analysis of
             Financial Condition and Results of Operations

             Consolidated Results of Operations                                       22

             Liquidity and Capital Resources                                          34

             Risk Management                                                          38

             Selected Proportionate Data                                              44

3.   MediaOne Group, Inc. Quantitative and Qualitative Disclosures About              47
         Market Risk

                          PART II - OTHER INFORMATION

1.   Legal Proceedings                                                                48

6.   Exhibits and Reports on Form 8-K                                                 48

Form 10-Q - Part I
                               MediaOne Group, Inc.
                      Consolidated Statements of Operations
                                  (Unaudited)

------------------------------------------------------------------------- -------------------------- --------------------------
                                                                             Three Months Ended          Nine Months Ended
                                                                                September 30,              September 30,
                                                                          -------------------------- --------------------------

Dollars in millions                                                          1999          1998         1999          1998
------------------------------------------------------------------------- ------------ ------------- ------------ -------------
Sales and other revenues:
    Cable and broadband                                                         $ 674        $  620       $2,000     $   1,857
    Corporate and other                                                             1             6            2            21
    Wireless communications                                                         -             -            -           361
                                                                          ------------ ------------- ------------ -------------
     Total sales and other revenues                                               675           626        2,002         2,239
                                                                          ------------ ------------- ------------ -------------

Operating expenses:
    Cost of sales and other revenues                                              270           225          804           783
    Selling, general and administrative expenses                                  185           208          549           710
    Depreciation and amortization                                                 306           288          884           894
                                                                          ------------ ------------- ------------ -------------
      Total operating expenses                                                    761           721        2,237         2,387
                                                                          ------------ ------------- ------------ -------------

Loss from operations                                                              (86)          (95)        (235)         (148)

Interest expense                                                                 (114)          (86)        (313)         (379)
Equity losses in unconsolidated ventures                                          (89)          (68)        (291)         (273)
Gains (losses) on investments:
   Sales and redemption of domestic investments                                   418             3          510            42
   Sales and exit costs of international investments - net                        163             -          295             -
   Exchange of AirTouch investment                                                  -             -        2,482             -
   Sale of domestic wireless investment                                             -             -            -         3,869
   PrimeStar investment                                                             -             -          (65)            -
Minority interest expense in Centaur Funding                                      (26)            -          (97)            -
Guaranteed minority interest expense                                              (24)          (11)         (71)          (53)
Merger costs                                                                      (15)            -       (1,537)            -
Other income - net                                                                 48            13          116            86
                                                                          ------------ ------------- ------------ -------------
Income (loss) from continuing operations before income taxes                      275          (244)         794         3,144
(Provision) benefit for income taxes                                             (127)           60         (933)       (1,376)
                                                                          ------------ ------------- ------------ -------------
Income (loss) from continuing operations                                          148          (184)        (139)        1,768
Income from discontinued operations - net of tax
     Results of operations (Note 12)                                                -             -            -           747
     Gain on separation                                                             -             -            -        24,461
                                                                          ------------ ------------- ------------ -------------
Income (loss) before extraordinary item                                           148          (184)        (139)       26,976
Extraordinary item:
     Gain (loss) on extinguishment of debt - net of tax                             -             -           17          (333)
                                                                          ============ ============= ============ =============
NET INCOME (LOSS)                                                               $ 148        $ (184)      $ (122)    $  26,643
                                                                          ============ ============= ============ =============

Preferred stock dividends and accretion                                          (14)           (13)         (42)         (39)
Loss on redemption of Series C Preferred Stock                                   (28)             -          (28)           -
Loss on redemption of Preferred Securities                                          -             -            -          (53)
                                                                          ------------ ------------- ------------ -------------
EARNINGS (LOSS) AVAILABLE FOR COMMON STOCK                                      $ 106        $ (197)      $ (192)    $ 26,551
------------------------------------------------------------------------- ============ ============= ============ =============

See Notes to Consolidated Financial Statements.

Form 10-Q - Part I
                              MediaOne Group, Inc.
                        Consolidated Statements of Operations
                                   (Continued)
                                   (Unaudited)

---------------------------------------------------------------------- ------------------------------- ----------------------------
                                                                             Three Months Ended              Nine Months Ended
                                                                               September 30,                   September 30,
                                                                       ------------------------------- ----------------------------

In thousands, except per share amounts                                      1999            1998          1999 (1)        1998(1)
---------------------------------------------------------------------- ---------------- -------------- --------------- ------------

MEDIAONE GROUP STOCK (2)
BASIC EARNINGS (LOSS) PER COMMON SHARE:
    Income (loss) from continuing operations                                  $ 0.18       $ (0.32)        $ (0.34)        $  2.75
    Income from discontinued operations (3)                                        -             -               -            0.26
    Gain on separation                                                             -             -               -           40.18
    Extraordinary item - early extinguishment of debt                              -             -            0.03           (0.55)
                                                                       ================ ============== =============== ============
Basic earnings (loss) per common share                                        $ 0.18       $ (0.32)        $ (0.32)        $ 42.65
                                                                       ================ ============== =============== ============

BASIC AVERAGE COMMON SHARES OUTSTANDING
                                                                             606,664       608,793         605,412         608,730
                                                                       ================ ============== =============== ============

DILUTED EARNINGS (LOSS) PER COMMON SHARE:
    Income (loss) from continuing operations                                  $ 0.18       $ (0.32)        $ (0.34)        $  2.62
    Income from discontinued operations (3)                                        -             -               -            0.24
    Gain on separation                                                             -             -               -           37.42
    Extraordinary item - early extinguishment of debt                              -             -            0.03           (0.51)
                                                                       ================ ============== =============== ============
Diluted earnings (loss) per common share                                      $ 0.18       $ (0.32)        $ (0.32)        $ 39.77
                                                                       ================ ============== =============== ============

DILUTED AVERAGE COMMON SHARES OUTSTANDING
                                                                             654,481       608,793         605,412         653,751
---------------------------------------------------------------------- ================ ============== =============== ============

(1)      Column does not add due to rounding of individual components.
(2)      For 1998 earnings per share information of Communications Stock see
         Note 10 - Earnings Per Share - to the Consolidated Financial State-ments.
(3) Amounts represent the operations of U S WEST Dex, Inc., the domestic directory business, which were discontinued as of June 12, 1998.


See Notes to Consolidated Financial Statements.

Form 10-Q - Part I
                             MediaOne Group, Inc.
                          Consolidated Balance Sheets

-------------------------------------------------------------------------------- ------------------- ---------------------
                                                                                   September 30,         December 31,
Dollars in millions                                                                     1999                 1998
-------------------------------------------------------------------------------- ------------------- ---------------------
                                                                                   (Unaudited)

ASSETS

Current assets:
    Cash and cash equivalents                                                          $ 1,122                 $ 415
    Accounts and notes receivable  - net                                                   411                   255
    Income tax receivable                                                                  594                   375
    Current portion of deferred tax asset                                                   67                    74
    Prepaid and other                                                                      119                    33
    Marketable securities                                                                   60                    48
                                                                                 ------------------- ---------------------
Total current assets                                                                     2,373                 1,200
                                                                                 ------------------- ---------------------

Property, plant and equipment - net                                                      4,790                 4,069
Investment in Vodafone Group /AirTouch Communications                                    8,490                 5,919
Investment in Time Warner Entertainment                                                  2,517                 2,442
Net investment in international ventures held for sale                                     465                     -
Net investment in international ventures                                                     -                 1,344
Intangible assets - net                                                                 11,684                11,647
Other assets                                                                             2,105                 1,571
                                                                                 ------------------- ---------------------
Total assets                                                                          $ 32,424              $ 28,192
-------------------------------------------------------------------------------- =================== =====================

See Notes to Consolidated Financial Statements.

Form 10-Q - Part I
                               MediaOne Group, Inc.
                           Consolidated Balance Sheets
                                  (Continued)

-------------------------------------------------------------------------------- ------------------- --------------------
                                                                                   September 30,        December 31,
Dollars in millions                                                                     1999                1998
-------------------------------------------------------------------------------- ------------------- --------------------
                                                                                    (Unaudited)
LIABILITIES AND SHAREOWNERS' EQUITY

Current liabilities:
    Short-term debt                                                                   $  1,529              $   569
    Accounts payable                                                                       325                  332
    Employee compensation                                                                   95                   80
    Deferred revenues and customer deposits                                                171                   87
    Other                                                                                  645                  546

                                                                                 ------------------- --------------------
Total current liabilities                                                                2,765                1,614
                                                                                 ------------------- --------------------

Long-term debt                                                                           7,441                4,853
Deferred income taxes                                                                    7,311                6,035
Deferred credits and other                                                                 144                  641

Commitments and contingencies

Minority interest in Centaur Funding                                                     1,110                1,099
Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely Company-guaranteed debentures
                                                                                         1,060                1,061
Preferred stock subject to mandatory redemption                                             50                  100

Shareowners' equity:
    Preferred stock                                                                        930                  927
    Common shares                                                                       10,465               10,324
    Retained earnings                                                                      478                  669
    Accumulated other comprehensive income                                                 670                  869
                                                                                 ------------------- --------------------
Total shareowners' equity                                                               12,543               12,789
                                                                                 ------------------- --------------------

Total liabilities and shareowners' equity                                             $ 32,424             $ 28,192
-------------------------------------------------------------------------------- =================== ====================

See Notes to Consolidated Financial Statements.

Form 10-Q - Part I
                               MediaOne Group, Inc.
                      Consolidated Statements of Cash Flows
                                  (Unaudited)

------------------------------------------------------------------------------------- --------------- ---------------
Nine Months Ended September 30,                                                            1999            1998
------------------------------------------------------------------------------------- --------------- ---------------

OPERATING ACTIVITIES                                                                       Dollars in millions


   Net income (loss)                                                                      $ (122)        $ 26,643
   Adjustments to net income (loss):
     Discontinued operations                                                                   -             (747)
     Gain on Separation                                                                        -          (24,461)
     Extraordinary (gain) loss on debt extinguishment                                        (17)             333
     Depreciation and amortization                                                           884              894
     Equity losses in unconsolidated ventures                                                291              273
     Merger costs                                                                          1,537                -
     Gains on investments - net                                                           (3,222)          (3,911)
     Deferred income taxes                                                                 1,473            1,515
  Distribution from unconsolidated ventures                                                    -               42
  Separation costs paid                                                                        -             (115)
  Changes in operating assets and liabilities:
     Accounts and notes receivable                                                          (177)              87
     Prepaid and other current assets                                                        (23)             (20)
     Accounts payable and accrued liabilities                                                 62             (182)
  Other - net                                                                               (175)              40
                                                                                      --------------- ---------------
  Cash provided by operating activities                                                      511              391
                                                                                      --------------- ---------------

INVESTING ACTIVITIES
  Expenditures for property, plant and equipment                                          (1,436)          (1,157)
  Investment in international ventures                                                       (96)            (157)
  Investment in domestic ventures                                                            (97)             (84)
  Purchase of miscellaneous assets                                                             -              (35)
  Proceeds from sales of investments                                                         656              201
  Proceeds on exchange of investment in AirTouch                                             534                -
   Cash from net investment in assets held for sale                                            -               47
   Other - net                                                                                28               77
                                                                                      --------------- ---------------
   Cash used for investing activities                                                       (411)          (1,108)
                                                                                      --------------- ---------------

FINANCING ACTIVITIES
   Net (repayments of) proceeds from short-term debt                                        (287)             679
  Net proceeds from issuance of long-term debt                                             1,232            1,642
   Repayments of long-term debt                                                             (333)          (5,447)
  Repayments of Preferred Securities                                                           -             (582)
  Proceeds from issuance of common stock                                                      79              138
   Dividends paid on common stock                                                              -             (519)
   Dividends paid on preferred stock                                                         (38)             (39)
   Purchases of treasury stock                                                               (46)            (240)
                                                                                      --------------- ---------------
   Cash provided by (used for) financing activities                                          607           (4,368)
                                                                                      --------------- ---------------

  Cash provided by discontinued operations                                                     -            4,953
                                                                                      --------------- ---------------

CASH AND CASH EQUIVALENTS
   Increase (decrease)                                                                       707             (132)
   Beginning balance                                                                         415              184
                                                                                      =============== ===============
   Ending balance                                                                        $ 1,122             $ 52
------------------------------------------------------------------------------------- =============== ===============

See Notes to Consolidated Financial Statements.

Form 10-Q - Part I
                                    MediaOne Group, Inc.
                          Notes to Consolidated Financial Statements
                     For the Three and Nine Months Ended September 30, 1999
                                    (Dollars in Millions)
                                        (Unaudited)

NOTE 1:  AT&T MERGER

On May 6, 1999, MediaOne Group, Inc. ("MediaOne Group" or the "Company") entered into an agreement with AT&T Corp. ("AT&T") to merge its operations with those of AT&T. The merger was approved by MediaOne Group's shareowners on October 21, 1999. The transaction is expected to close in the first quarter of 2000, subject to legal and regulatory approvals.

As a result of the merger approval, certain change of control provisions have been triggered which require the recognition of compensation benefits payable to select employees. Such benefits will be accounted for as merger costs in the fourth quarter of 1999.

Under the terms of the AT&T definitive merger agreement, MediaOne Group shareowners will have the right to receive, for each share of MediaOne Group common stock ("MediaOne Group Stock"), (i) 1.4912 shares of AT&T common stock,
(ii) $85.00 in cash, or (iii) .95 of a share of AT&T common stock and cash of $30.85. Since AT&T has agreed to pay a set amount of AT&T common stock in the merger, MediaOne Group shareowners who elect to receive all AT&T common stock or all cash may be subject to proration in the event that the common stock to be issued is over or under subscribed. With respect to MediaOne Group shareowners who receive AT&T common stock, if the volume-weighted average sale price of the AT&T common stock for the 20 trading days ending three trading days prior to the effective date of the merger (the "AT&T Price") is between $51.30 and $57.00 per share, an additional amount in cash will be paid so that the total value of the AT&T common stock (based on the AT&T Price) and cash received per share of MediaOne Group Stock will be $85.00. If the AT&T Price is less than $51.30 per share, the additional cash payment will be made based on an assumed AT&T Price of $51.30 per share, and the total value of cash and AT&T common stock (based on the AT&T Price) received per share of MediaOne Group Stock will be less than $85.00. If the AT&T Price is above $57.00 per share, the total value of cash and AT&T common stock (based on the AT&T Price) received per share of MediaOne Group Stock will be more than $85.00. If a shareowner chooses the AT&T stock plus cash election, the maximum additional cash payment would be $5.42 per share of MediaOne Group Stock. If a shareowner chooses the AT&T stock election, the maximum additional cash payment would be $8.50 per share of MediaOne Group Stock.

MediaOne Group currently holds a 25.51 percent interest in Time Warner Entertainment Company, L.P. ("TWE"). The remaining interest in TWE is owned by Time Warner, Inc. ("Time Warner"). In order to avoid disputes as to whether the AT&T merger would violate the non-competition provisions of the TWE partnership agreement, on August 3, 1999, MediaOne Group sent a notice of termination to TWE which will terminate these non-competition

Form 10-Q - Part I
                               MediaOne Group, Inc.
                    Notes to Consolidated Financial Statements
                              (Dollars in Millions)
                                   (Unaudited)

provisions as to MediaOne Group. The non-competition provisions will continue to apply to Time Warner. Delivery of the notice of termination permitted TWE to terminate most of MediaOne Group's management rights in TWE, which it did on August 4, 1999. Most of these rights would have terminated in any event upon the change of control of MediaOne Group in the merger. The delivery of the termination notice and the resulting termination of management rights is irrevocable, however, even if the merger does not occur. The loss of these management rights may have a material adverse effect on the value of MediaOne Group's interest in TWE. Notwithstanding the notice of termination, MediaOne Group retains certain rights under the partnership agreement, including the right to approve such matters as the merger of TWE, TWE's entrance into new lines of business and the issuance of new partnership interests.

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

In the opinion of MediaOne Group's management, the Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth therein. These Consolidated Financial Statements should be read in conjunction with the 1998 MediaOne Group Consolidated Financial Statements and notes thereto included in MediaOne Group's proxy statement mailed to all shareowners on April 5, 1999, and MediaOne Group's Form 10-Q's for the three and six month periods ended March 31, 1999 and June 30, 1999 filed with the SEC.

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

Form 10-Q - Part I
                                MediaOne Group, Inc.
                      Notes to Consolidated Financial Statements
                               (Dollars in Millions)
                                   (Unaudited)

NOTE 3:  DOMESTIC ACQUISITIONS, DISPOSITIONS AND OTHER

Cable System Trades. During third quarter of 1999, MediaOne Group, Time Warner Cable, a division of Time Warner and TWE, and Cox Communications, Inc., ("Cox") completed the exchange of certain cable systems previously announced. Effective July 31, 1999, MediaOne Group exchanged cable systems in Ohio and Maine, serving approximately 280,000 subscribers, for Time Warner Cable cable systems in Massachusetts and New Hampshire, serving approximately 240,000 subscribers, and $40 in cash. Effective August 31, 1999, MediaOne Group exchanged cable systems in California, serving approximately 67,000 subscribers, and $39 in cash for Time Warner Cable cable systems in Georgia, serving approximately 72,000 subscribers; and MediaOne Group cable systems in Connecticut and Rhode Island, serving approximately 51,000 subscribers, and cash of $10 for Cox cable systems in Massachusetts, serving approximately 54,000 subscribers.

As a result of the cable system trades with Time Warner Cable and Cox, MediaOne Group recognized a pretax gain of $368 ($226 after tax). The pretax gain is net of a $26 deferred gain related to a cable system traded with TWE, of which MediaOne Group owns a 25.51 percent interest. The deferred gain will be amortized to earnings over 15 years.

MediaOne Group accounted for the cable systems acquired in the trades under the purchase method of accounting. The excess of the purchase price over the fair market value of net tangible assets acquired totaled $436 and will be amortized over 25 years. The purchase price allocation is based on preliminary information and may be modified upon the receipt of final asset appraisals.

NOTE 4: OPERATING SEGMENTS

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," the following table presents selected information for MediaOne Group's operating segments for the three and nine month periods ended September 30, 1999 and 1998. "Sales and Other Revenues" and earnings before interest, taxes, depreciation, amortization and other ("EBITDA") for each segment are presented on a proportionate basis. Proportionate results reflect the relative weight of MediaOne Group's ownership in each of its respective domestic and international equity ventures together with the consolidated results of its subsidiaries. The computation of EBITDA also excludes gains on asset sales, equity losses, guaranteed minority interest expense and minority interest expense in Centaur Funding. Adjustments made to Sales and Other Revenues and EBITDA to arrive at proportionate results are reversed in the column labeled "Eliminations and Adjustments," in conformity with SFAS No. 131, so that in total, Sales and Other Revenues and EBITDA reflect consolidated results.

Form 10-Q - Part I
                                MediaOne Group, Inc.
                      Notes to Consolidated Financial Statements
                               (Dollars in Millions)
                                    (Unaudited)

Operating Results:

                                                    ---------------------------
                                                    Domestic Cable & Broadband

                                                    ---------------------------

                                                MediaOne of       Multimedia                            Eliminations
                                                of Delaware (1)   Ventures (2)  International   Other   & Adjustments  Consolidated

 ---------------------------------------------  ---------------   ------------- -------------   ------  -------------  ------------

                          Three months ended September 30, 1999

                          Sales and other revenues  $   674         $   886       $   528       $  -     $  (1,413)     $   675

                          EBITDA (3)                    242             232            81        (13)         (322)         220

                          Net income (loss)             122              40             8        (22)            -          148
----------------------------------------------  -------------- --------------  ------  ------------   ------------     ------------

                     Three months ended September 30, 1998
                     Sales and other revenues       $   614         $   822       $   363      $  15    $   (1,188)     $   626

                     EBITDA (3)                         227             210            79        (22)         (301)         193

                     Net income (loss)                 (103)              5           (56)       (30)            -         (184)
----------------------------------------------  -------------- --------------  -------  -------------  -----------     ------------

                          Nine months ended September  30, 1999
                          Sales and other revenues  $ 1,993         $ 2,415      $  1,424      $   7    $   (3,837)     $ 2,002

                          EBITDA (3)                    731             868           280        (51)       (1,179)         649

                          Net income (loss) (4)         (30)             60          (110)       (42)            -         (122)
-----------------------------------------------  -------------- --------------  -------  --------------  ----------    ------------

                     Nine months ended September 30, 1998
                     Sales and other revenues (5)   $ 1,840         $ 2,292      $  1,022      $ 411    $   (3,326)     $ 2,239

                     EBITDA (3, 5)                      706             604           147         62          (773)         746

                     Net income (loss) (5)             (339)             (3)         (205)    27,190             -       26,643
------------------------------------------------  -------------- -------------  --------  --------------  ----------   ------------

(1) MediaOne of Delaware represents the operations of the Company's domestic cable and broadband subsidiary.
(2) Multimedia Ventures includes MediaOne Group's 25.51 percent equity interest in TWE, as well as related overheads. The reported TWE results are prepared in accordance with GAAP and have not been adjusted to report TWE's investments accounted for under the equity method on a proportionate basis.
(3) The Company believes EBITDA is an important indicator of the operating performance of its businesses, however, should not be considered an alternative to operating or net income as an indicator of the performance of MediaOne Group's businesses, or as an alternative to cash flows from operating activities as a measure of liquidity, in each case determined in accordance with GAAP.
(4) MediaOne of Delaware's net income during the nine months ended September 30, 1999 includes an extraordinary gain of $17 on the early extinguishment of debt.
(5) Other includes proportionate revenue of $354, proportionate EBITDA of $114, and net income of $20 for the nine months ended September 30, 1998 related to the domestic wireless operations which were sold in April 1998. Other net income during the nine month period of 1998 includes a gain of $24,461 on the separation of the telecommunications businesses and the domestic directory business from the Company, a gain of $2,257 on the sale of the domestic wireless businesses, $747 related to discontinued operations, and an extraordinary loss of $333 on the early extinguishment of debt in conjunction with the separation discussed above.

Form 10-Q - Part I
                                MediaOne Group, Inc.
                     Notes to Consolidated Financial Statements
                                (Dollars in Millions)
                                     (Unaudited)

The following table presents a geographic breakout for proportionate revenues and EBITDA and a reconciliation to consolidated amounts:



                                                          Three Months Ended                      Nine Months Ended
                                                             September 30,                          September 30,

                                                   ----------------------------                  ------------------------
                                                   ----------------------------                  ------------------------


                                                         1999                1998                 1999           1998
      --------------------------------------------    ------------     --------------         -------------   ----------

      Proportionate Revenue:
         United States (1)                              $ 1,560           $ 1,441               $ 4,404        $ 4,502
         United Kingdom                                     336               206                   893            591
         Central Europe                                     167               136                   462            363
         Asia and other                                      25                31                    80            109
                                                      ------------     --------------          ------------   -----------
      Proportionate revenue                               2,088             1,814                 5,839          5,565
      Less: Proportionate adjustment                     (1,413)           (1,188)               (3,837)        (3,326)
                                                     =============     ==============          ============   ===========
          Consolidated revenues                           $ 675             $ 626               $ 2,002        $ 2,239
                                                     =============     ==============          ============   ===========

     Proportionate EBITDA:
        United States (1)                                 $ 461             $ 416               $ 1,550        $ 1,368
        United Kingdom                                       37                40                   160             71
        Central Europe                                       55                54                   144            122
        Asia and other                                      (11)              (16)                  (26)           (42)
                                                 ----------------------------------        ------------------------------
     Proportionate EBITDA                                   542               494                 1,828          1,519
     Less: Proportionate adjustment                        (322)             (301)               (1,179)          (773)
                                                 ==================================        ==============================
         Consolidated EBITDA                              $ 220             $ 193                 $ 649          $ 746
     --------------------------------------------==================================--------==============================

(1) Amounts include proportionate revenue of $354, and proportionate EBITDA of $114 for the domestic wireless operations during the nine months ended September 30, 1998. These operations were sold in April 1998.

Total Assets:

Total assets are those assets and investments that are used in, or pertain to, each segment's operations, as follows:



                                            Domestic Cable & Broadband
                                           ------------------------------

                                            MediaOne of    Multimedia
                                            Delaware (1)   Ventures (2)    International      Other       Consolidated


   ---------------------------------------  -------------  -------------   -------------      -------     ------------

        Total assets as of:
        September 30, 1999                  $ 17,102        $ 2,916        $ 1,351            $ 11,055      $ 32,424
        December 31, 1998                     16,003          2,551          2,308               7,330        28,192

------------------------------------------  -------------   ------------   -------------      -------     ------------

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

Form 10-Q - Part I
                                MediaOne Group, Inc.
                   Notes to Consolidated Financial Statements
                               (Dollars in Millions)
                                    (Unaudited)

International assets decreased $957, or 41.5 percent, during 1999 due primarily to the reclassification of international investments, including investments classified as liabilities, to a net investment in international assets held for sale, and to the sale of the Company's investments in shares of Cable & Wireless Optus Limited ("Optus"). The "Other" column includes primarily cash; debt and equity securities; investments in domestic interactive services; and other corporate assets. The increase in Other total assets of $3,725, or 50.8 percent, during 1999 is due primarily to the marking to market of the Company's investments in marketable equity securities, including AirTouch Communications, Inc. ("AirTouch") common stock which was exchanged in June 1999 into Vodafone Group Public Limited Company ("Vodafone") American Depository Receipts ("ADRs") and $9.00 per share cash proceeds.

NOTE 5:  INVESTMENT IN VODAFONE GROUP

During September 1999, the Company contributed 3,600,000 shares of its investment in Vodafone ADRs to MediaOne SPC VI ("SPC VI"), a wholly-owned subsidiary of MediaOne Group. SPC VI subsequently entered into a series of purchased and written options (the "Collar") on its Vodafone ADRs and issued $717 in debt. See Note 7 - Debt - to the Consolidated Financial Statements.

The Collar has been designated and is effective as a hedge of the market risk associated with the Company's investment in the Vodafone ADRs. The Collar is therefore carried at market value with gains or losses recorded in equity as a component of other comprehensive income together with any change in the fair value of the Vodafone ADRs. No gain or loss was recognized on the Collar as of September 30, 1999.

At expiration of the Collar, the Company will receive cash if the market value of a Vodafone ADR is less than approximately $199.00 per share, effectively eliminating downside risk on the stock below $199.00. Conversely, if the market value of a Vodafone ADR is greater than approximately $288.00 per share, the Company will be required to pay cash which will be offset by the corresponding increase in the value of the Vodafone ADRs. MediaOne Group intends to use proceeds from the sale of the Vodafone ADRs to fund any cash obligations related to the Collar. The Collar expires quarterly, in equal installments, starting in the second quarter of 2003 and ending in the fourth quarter of 2005.

The number of Vodafone ADRs and per share values indicated above are prior to a five for one stock split executed by Vodafone in October 1999.

Form 10-Q - Part I
                                 MediaOne Group, Inc.
                     Notes to Consolidated Financial Statements
                                (Dollars in Millions)
                                    (Unaudited)

NOTE 6:  INVESTMENT IN INTERNATIONAL VENTURES

Investment Sales. On July 16, 1999, MediaOne Group sold WatchMark, a wholly owned wireless network management software operation, to Lucent Technologies for net proceeds of $5, resulting in a pretax loss of $1.

On August 6, 1999, MediaOne Group agreed to sell its 50 percent ownership in Mercury Personal Communications ("One 2 One"), a wireless operation in the United Kingdom, to Deutsche Telekom for $5.7 billion, including approximately $190 for the repayment of shareholder loans owed to the Company. The sale was consummated on October 1, 1999. In connection with the sale of One 2 One, the Company entered into put options to minimize its exposure to declines in the exchange rate on the British Pound, for a cost of approximately $75. In September 1999, the Company unwound certain of the put options and entered into forward contracts related to the British Pound. The put options and forward contracts expired in October 1999. The cost of the put options and the settlement value on the forward contract will be included in the calculation of the gain on the sale of One 2 One.

On September 3, 1999, United Pan-Europe Communications N.V. ("UPC") purchased MediaOne Group's interests in A2000, a cable operator located in the Netherlands, for proceeds of $229, including $14 for the repayment of shareholder loans and receivables owed to the Company. The sale resulted in a pretax gain of $154 ($94 after tax).

On September 8, 1999, the Company sold its interest in Lyonnaise Communications, a cable operator in France, for proceeds of $22, which resulted in a pretax gain of $10 ($6 after tax).

NOTE 7:  DEBT

In August 1999, MediaOne SPC IV ("SPC IV"), a wholly-owned subsidiary of MediaOne Group, redeemed approximately $105 of its floating rate debt issued in June 1999 for face value. The debt was redeemed with cash proceeds received in June 1999 on the exchange of the Company's investment in AirTouch common stock for Vodafone ADRs and $9.00 per share cash proceeds. In addition, the Company received proceeds of $30 upon the termination of the corresponding portion of an interest rate swap agreement entered into to fix and pre-fund interest payments on the debt issued by SPC IV. The terminated portion of the interest rate swap agreement had a carrying value of approximately $29. As a result of the partial redemption of SPC IV's floating rate debt and the corresponding reduction in the interest rate swap agreement, the fixed effective interest rate on the debt is approximately 5.91 percent.

Form 10-Q - Part I
                                MediaOne Group, Inc.
                    Notes to Consolidated Financial Statements
                               (Dollars in Millions)
                                   (Unaudited)

On September 23, 1999, SPC VI issued approximately $717 of floating rate debt at 3-month LIBOR plus 0.5 percent and paid $216 to fix and pre-fund interest payments on approximately $717 notional amount of the debt through an interest rate swap agreement (the "Zero Coupon Swap"). The debt and Zero Coupon Swap mature in equal quarterly installments starting in the second quarter of 2003 and ending in the fourth quarter of 2005. The index, maturity and notional amount of the Zero Coupon Swap match the terms of the floating rate debt issued by SPC VI. The Company has deferred the $216 cost of the Zero Coupon Swap and will amortize the cost as an adjustment of interest expense associated with the floating rate debt. As a result of the amortization and payments received under the Zero Coupon Swap, the Company expects the floating rate debt of SPC VI to have a fixed effective interest rate of approximately 6.02 percent.

The assets of SPC VI, which are primarily the 3,600,000 Vodafone ADRs, are not available to pay the creditors of any member of the Company except the creditors of SPC VI. The number of Vodafone ADRs held by SPC VI is prior to a five for one stock split executed by Vodafone in October 1999.

NOTE 8:  PREFERRED STOCK SUBJECT TO MANDATORY REDEMPTION

Beginning on September 2, 1999, MediaOne Group had the option to redeem the Company's Series C Cumulative Redeemable Preferred Stock (the "Series C Preferred Stock") for one thousand dollars per share plus unpaid dividends and a redemption premium. On September 2, 1999, holders of the Series C Preferred Stock exercised options to receive common shares of Financial Security Assurance Holdings Ltd. ("FSA") held by the Company with a fair market value of $96. As a result of the exercise of the FSA options, the Series C Preferred Stock was effectively redeemed, resulting in an after tax charge to equity of $28 (net of tax benefits of $18). The Company also recognized a pretax gain of $50 ($31 after tax) based upon the difference of the fair market value and carrying value of the FSA shares surrendered. In addition, since the Series C Preferred Stock holders exercised the option to receive FSA shares, the Company did not have to pay a redemption premium.

Form 10-Q - Part I
                                MediaOne Group, Inc.
                     Notes to Consolidated Financial Statements
                                (Dollars in Millions)
                                    (Unaudited)

NOTE 9: SHAREOWNERS' EQUITY

Following is a rollforward of shareowners' equity since the end of 1998:

--------------------------------------------------------- ------------ ------------- ------------ -------------------
                                                                                                     Accum. Other
                                                           Preferred      Common      Retained      Comprehensive
                                                             Stock        Shares      Earnings          Income
--------------------------------------------------------- ------------ ------------- ------------ -------------------
Balance at December 31, 1998                                $ 927       $ 10,324       $ 669            $ 869

Net loss                                                                                (122)
Issuance of MediaOne Group common stock                                       79
Purchase of treasury stock                                                   (46)
Preferred stock dividends and accretion                                                  (42)
Market value adjustments for debt and
  equity securities, and Exchangeable Notes,
  net of income taxes                                                                                    (188)
Foreign currency translation, net of income taxes                                                         (11)
Loss on redemption of Series C Preferred Stock                                           (28)
Other                                                           3            108           1
                                                          ============ ============= ============ ===================
Balance at September 30, 1999                               $ 930       $ 10,465       $ 478            $ 670
--------------------------------------------------------- ============ ============= ============ ===================

Other common shares activity during 1999 represents $77 of tax benefits on stock option exercises, $11 of gains on the exercise of a call option on MediaOne Group Stock, and other costs of $20.

Form 10-Q - Part I
                                 MediaOne Group, Inc.
                      Notes to Consolidated Financial Statements
                                (Dollars in Millions)
                                   (Unaudited)

Comprehensive Income. Total comprehensive income and the components of comprehensive income follow:

------------------------------------------------------------------ ----------------------------- ---------------------------
                                                                        Three Months Ended           Nine Months Ended
                                                                          September 30,                September 30,
                                                                   ----------------------------- ---------------------------

                                                                       1999           1998          1999            1998
------------------------------------------------------------------ -------------- -------------- ------------- -------------

Net income (loss)                                                     $ 148         $ (184)       $ (122)       $ 26,643
Other comprehensive income (loss), before tax:
  Foreign currency translation adjustment                                (5)            19           (39)             27
  Unrealized gains (losses) on debt and equity securities, and
      Exchangeable Notes                                                606           (107)        1,951             583
  Reclassification for gains realized in net income (loss)               20              -        (2,232)            (11)

  Income tax (provision) benefit related to items of other
    comprehensive income (loss)                                        (242)            44           121            (227)
                                                                   -------------- -------------- ------------- -------------

Total other comprehensive income (loss), net of tax                     379            (44)         (199)            372
                                                                   ============== ============== ============= =============
Total comprehensive income (loss)                                     $ 527         $ (228)       $ (321)       $ 27,015
------------------------------------------------------------------ ============== ============== ============= =============

The majority of the unrealized gains on debt and equity securities during the three and nine month periods of 1999 relate to the Company's investment in AirTouch common and preferred stock, which were exchanged for Vodafone ADRs and preferred stock in June 1999. In addition, for the nine month period of 1999, the Company also recorded unrealized gains on its investment in Time Warner Telecom, Inc., a competitive local exchange business, which offered its shares in an initial public offering in May 1999. The reclassification in the three month period of 1999 relates to foreign currency translation adjustments on the sale of an international investment during the period. The reclassification in the nine month period of 1999 for gains realized in net loss is due primarily to gains realized upon the exchange and modification of AirTouch common and preferred stock for Vodafone ADRs and preferred stock. For the nine month period of 1998, MediaOne Group recorded an unrealized gain of $147 related to its investment in AirTouch preferred stock. This unrealized gain was fully offset by a loss on an interest rate swap agreement which was designed to minimize the Company's exposure to fluctuations in the fair value of the AirTouch preferred stock as a result of interest rate changes.

Form 10-Q - Part I

                                MediaOne Group, Inc.
                     Notes to Consolidated Financial Statements
                               (Dollars in Millions)
                                    (Unaudited)

NOTE 10: EARNINGS PER SHARE

The following table reflects the computation of basic and diluted  earnings
(loss) per share in accordance with SFAS No. 128, "Earnings Per Share." The diluted loss per share and related share amounts for the three month period of 1998 and the nine month period of 1999 do not include potential share issuances associated with MediaOne Group stock options and the Company's 4.5 percent Series D Convertible Preferred Stock (the "Series D Preferred Stock") since the effect would have been antidilutive on the loss from continuing operations. Dilutive securities for the three month period of 1999 and the nine month period of 1998 represent the incremental weighted average shares from potential share issuances associated with stock options of MediaOne Group Stock and the conversion of the Series D Preferred Stock into MediaOne Group Stock, as well as the potential share issuances associated with stock options of Communications Stock in 1998.

---------------------------------------------------------------- ----------------------------- -----------------------------
                                                                      Three Months Ended            Nine Months Ended
                                                                        September 30,                 September 30,
                                                                 ----------------------------- -----------------------------

                                                                      1999            1998           1999            1998
---------------------------------------------------------------- --------------- ------------- ------------- ---------------

MEDIAONE GROUP STOCK :
Income (loss) from continuing operations                              $ 148         $ (184)        $ (139)        $ 1,768
Preferred stock dividends and accretion                                 (14)           (13)           (42)            (39)
Loss on redemption of Series C Preferred Stock                          (28)             -            (28)              -
Loss on redemption of Preferred Securities                                -              -              -             (53)
                                                                 --------------- ------------- ------------- ---------------
Income (loss) from continuing operations available to MediaOne
   Group Stock shareowners used for basic earnings (loss) per
   share                                                              $ 106         $ (197)        $ (209)        $ 1,676
Preferred stock dividends and accretion on assumed conversion
                                                                         13              -              -              35
                                                                 =============== ============= ============= ===============
Income (loss) from continuing operations available to MediaOne
   Group Stock shareowners used for diluted earnings (loss)
   per share                                                          $ 119         $ (197)        $ (209)        $ 1,711
                                                                 =============== ============= ============= ===============

Income from discontinued operations (1)
   Results of operations                                                  -              -              -           $ 158
                                                                 =============== ============= ============= ===============
   Gain on separation                                                     -              -              -         $24,461
                                                                 =============== ============= ============= ===============
Extraordinary item - early extinguishment of debt                         -              -           $ 17         $  (333)
---------------------------------------------------------------- =============== ============= ============= ===============

(1) Represents the operations of the domestic directory business, which were discontinued effective June 12, 1998.

Form 10-Q - Part I
                                 MediaOne Group, Inc.
                       Notes to Consolidated Financial Statements
                     (Dollars in Millions, Except Per Share Amounts)
                                     (Unaudited)

------------------------------------------------------------------ ----------------------------- ----------------------------
                                                                        Three Months Ended            Nine Months Ended
                                                                          September 30,                 September 30,
                                                                   ----------------------------- ----------------------------

                                                                          1999          1998          1999           1998
------------------------------------------------------------------ --------------- ------------- ------------- --------------
MEDIAONE GROUP STOCK :
Weighted average number of shares used for basic earnings (loss)
   per share (in thousands)                                            606,664       608,793       605,412        608,730
   Effect of dilutive securities:
    Stock options                                                        8,228             -             -          6,312
    Series D Preferred Stock                                            39,589             -             -         38,709
                                                                   =============== ============= ============= ==============
Weighted average number of shares used for diluted earnings
   (loss) per share                                                    654,481       608,793       605,412        653,751
                                                                   =============== ============= ============= ==============

BASIC EARNINGS (LOSS) PER COMMON SHARE:
    Income (loss) from continuing operations                          $   0.18      $  (0.32)     $  (0.34)      $   2.75
                                                                   =============== ============= ============= ==============
                                                                   =============== ============= ============= ==============
    Income from discontinued operations (1)                                  -             -             -       $   0.26
                                                                   =============== ============= ============= ==============
                                                                   =============== ============= ============= ==============
    Gain on separation                                                       -             -             -       $  40.18
                                                                   =============== ============= ============= ==============
                                                                   =============== ============= ============= ==============
    Extraordinary item - early extinguishment of debt                        -             -      $   0.03       $  (0.55)
                                                                   =============== ============= ============= ==============

DILUTED EARNINGS (LOSS) PER COMMON SHARE:
    Income (loss) from continuing operations                          $   0.18      $  (0.32)     $  (0.34)      $   2.62
                                                                   =============== ============= ============= ==============
    Income from discontinued operations (1)                                  -             -             -       $   0.24
                                                                   =============== ============= ============= ==============
    Gain on separation                                                       -             -             -       $  37.42
                                                                   =============== ============= ============= ==============
    Extraordinary item - early extinguishment of debt                        -             -      $   0.03       $  (0.51)
                                                                   =============== ============= ============= ==============

COMMUNICATIONS STOCK: (2)
Income from discontinued operations used for basic and diluted
     earnings per share (3)                                                  -             -             -       $    589
                                                                   =============== ============= ============= ==============
Weighted average number of shares used for basic earnings per
     share (in thousands)                                                    -             -             -        484,972
Effect of dilutive securities - stock options                                -             -             -          4,097
                                                                   --------------- ------------- ------------- --------------
Weighted average number of shares used for diluted earnings per
     share                                                                   -             -             -        489,069
                                                                   =============== ============= ============= ==============

BASIC AND DILUTED EARNINGS PER SHARE:
Basic earnings per share from discontinued oper. (3)                         -             -             -       $   1.21
                                                                     ============= ============= ============= ==============
Diluted earnings per share from discontinued oper.(3)                        -             -             -       $   1.20
-------------------------------------------------------------------- ============= ============= ============= ==============

(1) Represents the operations of the domestic directory business, which were discontinued effective June 12, 1998.
(2) The Communications Stock was cancelled on June 12, 1998, effective with the separation of the telecommunications businesses from the Company.
(3) Represents the operations of the telecommunications businesses which were discontinued effective June 12, 1998.

                                        19
Form 10-Q - Part I
                                 MediaOne Group, Inc.
                   Notes to Consolidated Financial Statements
                                (Dollars in Millions)
                                     (Unaudited)

NOTE 11:  SUBSEQUENT EVENTS

International Investment Sales. On October 4, 1999, the Company signed an agreement to sell its interest in Telewest Communications plc ("Telewest") to Microsoft Corporation ("Microsoft") for approximately 30 million shares of Microsoft common stock with a value of approximately $3 billion. The terms and conditions of the sale will be subject to certain approvals. This transaction is expected to close by year end.

On October 22, 1999, MediaOne Group agreed to sell its interests in most of its Central European wireless ventures to Deutsche Telekom for $2 billion. These ventures include Polska Telefonia Cyfrowa, a wireless operator in Central Europe located in Poland, Westel 900 and Westel Radiotelefon, wireless operators located in Hungary, and Russian Telecommunications Development Corporation ("RTDC"), a Russian venture which holds various wireless investments. This transaction is expected to close early next year.

On October 27, 1999, the Company sold its interest in Cable Plus a.s. ("Cable Plus"), a cable operator in the Czech Republic, to UPC for proceeds of $150.

Series D Preferred Stock. On October 1, 1999, MediaOne Group issued redemption notices to its Series D Preferred Stock holders, with a conversion effective date of November 15, 1999. The number of shares of MediaOne Group Stock to be received for the Series D Preferred Stock will be based on the Series D Preferred Stock liquidation value of $50.00 per share, divided by 95 percent of the average of the daily closing price of MediaOne Group Stock for the ten consecutive trading days ending on November 10, 1999. Prior to November 15, 1999, the Series D Preferred Stock is convertible at the option of the holder into 1.98052 shares of MediaOne Group Stock per share of Series D Preferred Stock. As of September 30, 1999, MediaOne Group had outstanding 19,989,175 shares of Series D Preferred Stock.

Debt Offering. On November 2, 1999, MediaOne Group sold 26 million Premium Income Exchangeable Securities(SM) (the "Exchangeable Notes") for gross proceeds of approximately $1.1 billion. The Exchangeable Notes mature on November 15, 2002, and are mandatorily redeemable into Vodafone ADRs, the cash equivalent, or a combination of cash and Vodafone ADRs, based upon a predetermined formula. In October 1999, Vodafone executed a five for one stock split of its Vodafone ADRs. The PIES offering was based on post-split shares.

Form 10-Q - Part I
                                MediaOne Group, Inc.
                    Notes to Consolidated Financial Statements
                               (Dollars in Millions)
                                    (Unaudited)

NOTE 12:  DISCONTINUED OPERATIONS

In accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," the Consolidated Financial Statements reflect the telecommunications businesses and the domestic directory business as discontinued operations since these businesses were separated from the Company effective on June 12, 1998. The revenues and expenses, and the cash flows of the discontinued operations have been separately classified in the Consolidated Statements of Operations and Cash Flows. Summarized operating results for the discontinued operations for the nine month period of 1998 were as follows:
Revenues were $5,454; operating income was $1,412; income before income taxes was $1,187; income tax expense was $(440); and net income from discontinued operations was $747.
                                        21
Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions)

Some of the information presented in or in connection with this report constitutes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors that could cause actual results to differ from expectations include: (i) greater than anticipated competition from new entrants into the cable, and wireless communications markets, and from direct broadcast satellite systems,
(ii) changes in demand for the Company's products and services, (iii) regulatory changes affecting the cable and telecommunications industries, iv) changes in economic conditions in the various markets served by MediaOne Group operations, including international markets, that could adversely affect the level of demand for cable, wireless, or other services offered by the Company, (v) greater than anticipated competitive activity requiring new pricing for services, (vi) higher than anticipated start-up costs associated with new business opportunities,
(vii) higher than anticipated employee levels, capital expenditures, and operating expenses (such as costs associated with Year 2000 remediation),
(viii) consumer acceptance of broadband services, including telephony and data services, and wireless services, (ix) increases in fraudulent activity with respect to broadband and wireless services, or (x) delays in the development of anticipated technologies, or the failure of such technologies to perform according to expectations.

Results of Operations - Continuing Operations - Three and Nine Months Ended
          September 30, 1999 Compared with 1998

MediaOne Group Income (Loss) from Continuing Operations


Normalized Income (Loss) from Continuing Operations:


                                     Three Months Ended                        Nine Months Ended
                                       September 30,            Change           September 30,             Change
                                    --------------------- ------------------- --------------------- ---------------------

                                      1999       1998         $         %       1999       1998         $          %
----------------------------------- ---------- ---------- ---------- -------- ---------- ---------- ---------- ----------
Income (loss) from continuing
  operations                         $ 148      $ (184)     $ 332        -     $ (139)    $ 1,768    $ (1,907)       -
Adjustments to reported income (loss)
   from continuing operations:
   (Gain) loss on investments:
    Domestic                          (257)         (2)      (255)       -       (314)        (26)       (288)       -
    International - net               (102)          -       (102)       -       (175)          -        (175)       -
    Exchange of AirTouch                 -           -          -        -     (1,530)          -      (1,530)       -
    PrimeStar                            -           -          -        -         40           -          40        -
    Domestic wireless (1)                -           -          -        -          -      (2,257)      2,257        -
   Merger costs                          9           -          9        -      1,521           -       1,521        -
   Minority interest - Centaur           -           -          -        -         13           -          13        -
   Domestic wireless operations(1)       -           -          -        -          -         (20)         20        -
                                    ========== ========== ========== ======== ========== ========== ========== ==========
Normalized loss from continuing
  operations                        $ (202)     $ (186)     $ (16)     8.6     $ (584)     $ (535)      $ (49)     9.2
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

                                        22
Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share amounts)


Basic Earnings (Loss) Per Share From Continuing Operations Available for MediaOne Group Stock:


                                          Three Months Ended                       Nine Months Ended
                                            September 30,           Change           September 30,          Change
                                         --------------------- ------------------ --------------------- ----------------

                                            1999        1998        $         %       1999       1998         $       %
---------------------------------------- ---------- ---------- --------- -------- ---------- ---------- ---------- -----
Earnings (loss) from continuing
  operations available for common stock  $  0.18     $ (0.32)   $ 0.50        -    $ (0.34)   $  2.75     $ (3.09)    -
Adjustments to reported earnings
   (loss) from continuing operations:
   (Gain) loss on investments:
    Domestic                               (0.42)          -     (0.42)       -      (0.51)     (0.04)      (0.47)    -
    International - net                    (0.17)          -     (0.17)       -      (0.30)         -       (0.30)    -
    Exchange of AirTouch                       -           -         -        -      (2.52)         -       (2.52)    -
    PrimeStar                                  -           -         -        -       0.07          -        0.07     -
    Domestic wireless (1)                      -           -         -        -          -      (3.71)       3.71     -
   Merger costs                             0.01           -      0.01        -       2.51          -        2.51     -
   Minority interest - Centaur                 -           -         -        -       0.02          -        0.02     -
   Domestic wireless operations (1)            -           -         -        -          -      (0.04)       0.04     -
   Loss on redemption of Series C
    Preferred Stock                         0.04           -      0.04        -       0.04          -        0.04     -
   Loss on redemption of Preferred
    Securities                                 -           -         -        -          -       0.09       (0.09)    -
   Other                                       -           -         -        -          -       0.01       (0.01)    -
                                         ---------- ---------- --------- -------- ---------- ---------- ---------- -----
Normalized loss from continuing
  operations available for common
  stock                                  $ (0.36)    $ (0.32)   $(0.04)    12.5   $  (1.03)   $ (0.94)    $ (0.09)  9.6
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

The increase in normalized loss from continuing operations during the three month period ended September 30, 1999 was primarily a result of increased interest expense, equity losses in unconsolidated ventures, minority interest expense in Centaur Funding and guaranteed minority interest expense. The increase was partially offset by a loss recognized in the third quarter of 1998 related to an interest rate swap on the Company's investment in AirTouch preferred stock.

The increase in normalized loss from continuing operations during the nine month period of 1999 was primarily a result of increased depreciation and amortization expense, and minority interest expense in Centaur Funding. The increase was partially offset by decreased interest expense from lower debt levels at the beginning of 1999, and by the loss recognized in 1998 related to an interest rate swap discussed above.
                                        23

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions)

Sales and Other Revenues

----------------------------- ----------------------- -------------------- ------------------------- --------------------
                                Three Months Ended                            Nine Months Ended
                                  September 30,             Change              September 30,              Change
                              ----------------------- -------------------- ------------------------- --------------------

                                 1999        1998          $          %         1999         1998         $          %
----------------------------- ----------- ----------- --------- ---------- ------------ ------------ --------- ----------

Cable and broadband:
   Domestic                     $ 674       $ 614      $  60        9.8      $ 1,993      $ 1,840     $  153        8.3
   International                    -           6         (6)         -            7           17        (10)     (58.8)
                             --------------------------------------------------------------------------------------------
                                  674         620         54        8.7        2,000        1,857        143        7.7

Corporate                           1           6         (5)     (83.3)           2           20        (18)     (90.0)
Other                               -           -          -          -            -            1         (1)         -
                             --------------------------------------------------------------------------------------------

   Current operations             675         626         49        7.8        2,002        1,878        124        6.6

Domestic wireless(1)                -           -          -          -            -          361       (361)         -

                             ============================================================================================
Total                           $ 675       $ 626      $  49        7.8      $ 2,002      $ 2,239    $  (237)     (10.6)
-----------------------------============================================================================================

(1)    The domestic wireless businesses were sold to AirTouch effective 4/6/98.

MediaOne Group sales and other revenues increased during the three month period ended September 30, 1999, primarily as a result of growth in domestic cable and broadband revenues. Sales and other revenues decreased during the nine month period ended September 30, 1999 primarily as a result of the sale of the domestic wireless businesses in April 1998, partially offset by growth in domestic cable and broadband revenues. Normalized for acquisitions and dispositions, total revenues for the three and nine month periods of 1999 increased $59, or 9.6 percent, and $175, or 9.6 percent, respectively, compared with total revenues of $616 and $1,827, for the same periods in 1998, respectively. The normalized increases were due primarily to growth in domestic cable and broadband revenues.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions)

Domestic cable and broadband revenues increased during the three month period ended September 30, 1999 due primarily to greater basic cable, advertising and new products revenues. The increase during the nine month period of 1999 was due primarily to greater basic cable, pay-per-view, advertising and new products revenue, partially offset by the lack of PrimeStar, Inc. ("PrimeStar") direct broadcast services ("DBS") revenues in 1999. Normalized for the one-time effects of cable system acquisitions and dispositions, total domestic cable and broadband revenues for the three and nine month periods of 1999 increased 10.5 percent and 10.7 percent, respectively.

Basic Cable.   Basic cable services revenues increased during the three  and nine month periods of 1999 due primarily to an approximate five percent increase in revenue per average cable subscriber and increased basic subscribers. At September 30, 1999, basic cable subscribers were 4,983,000, an increase of 1.7 percent compared with the same period in 1998, normalized for the effects of cable system acquisitions and dispositions. The increase in revenue per average cable subscriber is primarily the result of increased rates.

Premium. Premium service revenues increased during 1999 due primarily to improved premium service customer growth as a result of the launch of "NexTV" in late 1998. NexTV is a repackaging of the Company's premium services into related premium channels. At September 30, 1999, premium units were 4,325,000, an increase of 6.9 percent compared with the same period in 1998, normalized for the effects of cable system acquisitions and dispositions.

During the third quarter of 1999, the Company launched digital service in Pompano, Florida, bringing the Company to five digital markets launched. At September 30, 1999, digital subscribers were 23,600 and digital market-ready homes were 832,000. Advanced analog subscribers totaled 1,354,000 at September 30, 1999, with 5,091,000 advanced analog market-ready homes.

Pay-per-view. Pay-per-view revenues increased during the three and nine month periods ended September 30, 1999 due primarily to the offering of various major sporting events in 1999 compared with one major sporting event in 1998. In addition, growth in advanced analog and digital subscribers during 1999, as well as higher impulse pay-per-view capability, has resulted in greater movie and other product purchases. During 1999, purchases of pay-per-view services have increased 11 percent on a normalized basis.

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

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions)

Other. Other revenues include revenues received for guides and miscellaneous revenues, offset by franchise fee payments.

Video. Video revenue per average cable subscriber was $43.26 per month for the three month period ended September 30, 1999, an increase of 6.2 percent compared with $40.73 for the same period in 1998. For the nine month period ended September 30, 1999, video revenue per average cable subscriber was $42.85 per month, an increase of 7.0 percent compared with $40.05 for the same period in 1998. Adjusted for the one-time effects of cable system acquisitions and dispositions, video revenue per average cable subscriber increased 5.9 percent and 6.8 percent during the three and nine month periods of 1999, respectively. Video revenue per average cable subscriber has increased as a result of increased rates and expanded channel offerings, as well as growth in advertising and pay-per-view revenues.

Video revenues increased 7.3 percent and 8.1 percent during the three and nine month periods of 1999, respectively, normalized for the one-time effects of cable system acquisitions and dispositions.

New Products. New products revenues increased during 1999 due primarily to customer growth in high speed Internet access services, as well as the launch of residential telephone services during 1998 and 1999. Normalized for dispositions, new products revenues increased $20, or 222.2 percent, and $48, or
177.8 percent, during the three and nine month periods of 1999, respectively, compared with new products revenues of $9 and $27 for the same periods in 1998.

At September 30, 1999, MediaOne Group had approximately 41,800 residential telephone customers with 56,400 telephone lines. Residential telephone services were available to 1,331,400 market-ready homes as of September 30, 1999, compared with 256,400 as of the same period in 1998.

At September 30, 1999, MediaOne Group had approximately 173,200 high speed Internet customers compared with 53,400 high speed Internet customers for the same period in 1998. High speed Internet access services were available to 4,794,100 market-ready homes at September 30, 1999, compared with 3,166,300 as of the same period in 1998.

PrimeStar. Subsequent to April 1, 1998, MediaOne Group no longer reflects PrimeStar DBS services revenues as it contributed its PrimeStar subscribers and certain related assets (the "PrimeStar Contribution") to PrimeStar.

Cable and Broadband - International. International cable and broadband revenues represent the consolidated operations of Cable Plus. Effective April 1, 1999, MediaOne Group no longer consolidates the operations of Cable Plus as the entity was sold in October 1999.

                                        26
Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions)

Corporate. Corporate revenues during the three and nine month periods of 1999 decreased due to adjustments associated with the discontinuance of insurance policies on cellular phones.

Domestic Wireless. On April 6, 1998, MediaOne Group sold its domestic wireless businesses to AirTouch.

Operating Loss

----------------------------- ----------------------- -------------------- ------------------------- --------------------
                                Three Months Ended                            Nine Months Ended
                                  September 30,             Change              September 30,              Change
                              ----------------------- -------------------- ------------------------- --------------------

                                 1999        1998          $          %         1999         1998         $          %
----------------------------- ----------- ----------- --------- ---------- ------------ ------------ --------- ----------

Cable and broadband:
   Domestic                    $  (61)     $  (56)     $  (5)        8.9    $   (141)    $   (114)    $  (27)       23.7
   International                    -          (1)         1           -          (1)          (5)         4       (80.0)
                             --------------------------------------------------------------------------------------------
                                  (61)        (57)        (4)        7.0        (142)        (119)       (23)       19.3

International wireless              -          (2)         2           -          (2)          (7)         5       (71.4)
Corporate                         (24)        (36)        12       (33.3)        (89)        (109)        20       (18.3)
Other                              (1)          -         (1)          -          (2)          (6)         4       (66.7)
                             --------------------------------------------------------------------------------------------

   Current operations             (86)        (95)         9        (9.5)       (235)        (241)         6        (2.5)

Domestic wireless(1)                -           -          -           -           -           93        (93)          -

                             ============================================================================================
Total                          $  (86)     $  (95)     $   9        (9.5)   $   (235)    $   (148)    $  (87)       58.8
-----------------------------============================================================================================

(1)     The domestic wireless businesses were sold to AirTouch effective 4/6/98.

During the three month period ended September 30, 1999, MediaOne Group's operating loss decreased due primarily to a reduction in corporate costs. During the nine month period ended September 30, 1999, MediaOne Group's operating loss increased due primarily to the sale of its domestic wireless businesses in April 1998. Also contributing were increased depreciation and amortization charges on the continuing upgrade of the Company's cable network, partially offset by decreased corporate costs during 1999.

MediaOne Group's EBITDA was $220 and $193 for the three month periods in 1999 and 1998, respectively, and $649 and $746 for the nine month periods in 1999 and 1998, respectively. Excluding the effect of the domestic wireless operations, EBITDA would have been $598 for the nine month period in 1998. MediaOne Group considers EBITDA an important indicator of the operational strength and performance of its businesses. EBITDA, however, should not be considered an alternative to operating or net income as an indicator of the performance of MediaOne Group's businesses, or as an alternative to cash flows from operating activities as a measure of liquidity, in each case determined in accordance with GAAP.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions)

Cable and Broadband - Domestic. Domestic cable and broadband operating losses increased during the three month period ended September 30, 1999 due primarily to increased depreciation expense on the continuing upgrade of the Company's cable network, partially offset by the suspension of $18 in depreciation and amortization expense related to cable systems held for sale in the first half of 1999. The cable systems were traded for Time Warner Cable and Cox cable systems during the third quarter of 1999.

Domestic cable and broadband operating losses increased during the nine month period ended September 30, 1999 due primarily to increased depreciation expense on the continuing upgrade of the Company's cable networks, as well as a one-time $25 depreciation and amortization charge related to the deferral of a cable system trade with Tele-Communications, Inc. (the {"TCI trade") until such time as the merger of MediaOne Group with AT&T is completed. Depreciation and amortization expense on the TCI trade properties had been suspended during 1998 pending the trade of these properties. Partially offsetting the increase in operating losses was the suspension of $48 in depreciation and amortization expense related to cable systems held for sale in 1999, and a one-time charge of $28 in the first quarter of 1998 for depreciation and amortization expense related to the termination of the sale of cable systems in Minnesota. Depreciation and amortization expense had been suspended on the Minnesota systems in 1997 while they were held for sale.

During the three month period of 1999, EBITDA for domestic cable and broadband operations was $242, an increase of $15, or 6.6 percent, compared with $227 for the same period in 1998. Revenue increases of $60, or 9.8 percent, were partially offset by increased programming costs of $25, or 17.7 percent, and increased operating, general and administrative costs of $20, or 8.1 percent. Normalized for the one-time effects of cable system acquisitions and dispositions, domestic cable and broadband EBITDA increased $17, or 7.6 percent.

During the nine month period of 1999, EBITDA for domestic cable and broadband operations was $731, an increase of $25, or 3.5 percent, compared with $706 for the same period in 1998. Revenue increases of $153, or 8.3 percent, were partially offset by increased programming costs of $55, or 12.8 percent, and increased operating, general and administrative costs of $73, or 10.4 percent. Of those amounts, the PrimeStar Contribution provided revenue decreases of $34 and cost decreases of $30, including $14 of programming costs, to total domestic cable and broadband EBITDA for the period. Normalized for the one-time effects of cable system acquisitions and dispositions, domestic cable and broadband EBITDA increased $30, or 4.3 percent.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions)

Video EBITDA was $253, an increase of $11, or 4.5 percent, for the three month period of 1999, compared with $242 for the same period in 1998. For the nine month period of 1999, video EBITDA was $772, an increase of $31, or 4.2 percent, compared with $741 for the same period in 1998. Normalizing for acquisitions and dispositions, video EBITDA increased $12, or 5.0 percent, for the three month period of 1999, compared with video EBITDA of $241 for the same period in 1998, and increased $30, or 4.0 percent, for the nine month period of 1999 compared with video EBITDA of $742 for the same period in 1998.

New products EBITDA was a loss of $(11) for the three month period of 1999, a decrease in losses of $4, or 26.7 percent, compared with EBITDA losses of $(15) in the same period of 1998. New products revenue increases of $16, or 123.1 percent, were partially offset by new products cost increases of $12, or 42.9 percent, during the period, primarily for the offering of residential telephone services. For the nine month period of 1999, new products EBITDA was a loss of $(41), an increase in losses of $(2), or 5.1 percent. New products revenue increases of $41, or 120.6 percent, were offset by new products cost increases of $43, or 58.9 percent, during the nine month period, primarily for the offering of residential telephone services. Normalizing for dispositions, new products EBITDA loss for the three month period of 1999 decreased $5, or 31.3 percent, compared with new products EBITDA loss of $(16) for the same period in 1998. Normalizing for dispositions, new products EBITDA was a loss of $(41) for both of the nine month periods in 1999 and 1998.

Programming costs were $166 for the three month period in 1999, an increase of $25, or 17.7 percent, over the same period in 1998. For the nine month period of 1999, programming costs were $486, an increase of $55, or 12.8 percent, over the same period in 1998. Excluding programming costs related to PrimeStar DBS services, programming costs during the nine month period of 1999 increased $69, or 16.5 percent. The normalized increase was primarily a result of programmer rate increases, expanded channel offerings and growth in subscribers, as well as fees paid in 1999 to the Road Runner joint venture to provide high speed Internet services to MediaOne Group's customers.

Operating, general and administrative costs were $266 during the three month period of 1999, an increase of $20, or 8.1 percent, over the same period in 1998. During the nine month period of 1999, operating, general and administrative costs were $776, an increase of $73, or 10.4 percent, over the same period in 1998, partially offset by decreased costs of $16 related to the PrimeStar Contribution. Increases in operating, general and administrative costs were primarily a function of adding customer service employees; spending on marketing and advertising to deploy new products, such as high speed Internet and residential telephone services, and to drive subscriber growth; and spending on specific initiatives to improve the operations of the Company.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions)

During the three and nine month periods of 1999, MediaOne Group incurred initiatives costs of $15 and $38, respectively, to improve reporting and billing systems and to create customer databases to serve customers more effectively, and incurred incremental costs of $4 and $16, respectively, for Year 2000 remediation, for a total of $19 and $54, respectively. Initiatives spending and incremental Year 2000 costs in the three and nine month periods of 1999 have increased a total of $9 and $36, respectively, compared with the same periods in 1998.

International Wireless. International wireless operating losses represent the consolidated operations of RTDC. Effective April 1, 1999, MediaOne Group no longer consolidates RTDC's results as the entity is held for sale.

Corporate. Corporate costs for the three and nine month periods of 1999 have decreased.

Other. Costs incurred for the development of domestic Internet content services have decreased during the nine month period of 1999 primarily as a result of aligning certain of these operations within the domestic cable and broadband operations.

Interest Expense and Other

------------------------------ ----------------------- ------------------ ------------------------- ------------------
                                 Three Months Ended                          Nine Months Ended
                                   September 30,            Change             September 30,             Change
                               ----------------------- ------------------ ------------------------- ------------------

                                   1999        1998          $       %         1999         1998         $         %
------------------------------ ----------- ----------- --------- -------- ------------ ------------ --------- --------

Interest expense                $  (114)    $   (86)   $   (28)    32.6    $   (313)    $   (379)    $    66    (17.4)
Equity losses in
  unconsolidated ventures           (89)        (68)       (21)    30.9        (291)        (273)        (18)     6.6
Gains (losses) on investments:
  Domestic sales and
   redemption                       418           3        415        -         510           42         468        -
  International sales and
   exit costs - net                 163           -        163        -         295            -         295        -
  Exchange of AirTouch                -           -          -        -       2,482            -       2,482        -
  Domestic wireless sale              -           -          -        -           -        3,869      (3,869)       -
  PrimeStar                           -           -          -        -         (65)           -         (65)       -
Minority interest expense in
  Centaur Funding                   (26)          -        (26)       -         (97)           -         (97)       -
Guaranteed minority interest
  expense                           (24)        (11)       (13)       -         (71)         (53)        (18)    34.0
Merger costs                        (15)          -        (15)       -      (1,537)           -      (1,537)       -
Other income - net                   48          13         35        -         116           86          30     34.9
----------------------------------------------------------------------------------------------------------------------

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions)

Interest Expense. Interest expense during the three month period of 1999 increased due primarily to the issuance of: (a) $1.7 billion of debt in June and September 1999 associated with the monetization of Vodafone ADRs, (b) a $1.5 billion note payable to AT&T in May 1999 for the termination fee paid to Comcast Corporation ("Comcast") on behalf of MediaOne Group, and (c) $1.7 billion of Exchangeable Notes during the later part of 1998. Interest expense for the nine month period of 1999 decreased due primarily to the refinancing of debt in connection with the June 12, 1998 separation of the Company's businesses into two separate companies, as well as the assumption of $1.35 billion in debt by AirTouch as a result of the sale of the Company's domestic wireless operations, partially offset by the issuance of the Exchangeable Notes during the latter part of 1998.

Equity Losses in Unconsolidated Ventures. Equity losses during the three month period of 1999 increased due primarily to greater losses of $(67) from international ventures, partially offset by increased earnings of $46 from domestic ventures. For the nine month period of 1999, equity losses from international ventures have increased $(123), partially offset by increased earnings from domestic ventures of $105. Effective April 1, 1999, equity losses from international ventures include the results of operations of Cable Plus and RTDC as these investments are no longer consolidated with the Company's results of operations.

Equity losses from international ventures during the three month period of 1999 increased due primarily to greater losses from the Company's investments in international wireless ventures and higher ownership in the equity losses of Telewest and other international cable and broadband ventures. MediaOne Group has a higher ownership in the equity losses of Telewest as a result of the Company's participation in a Telewest rights offering in 1998. During the nine month period of 1999, equity losses from international ventures increased due primarily to a higher ownership in the equity losses of Telewest and other international cable and broadband ventures, partially offset by improved results from the international wireless ventures. Equity earnings from domestic ventures have increased due to one-time gains recognized by TWE during the three and nine month periods of 1999, and the absence of losses from the investment in PrimeCo Personal Communications, L.P. ("PrimeCo") during the nine month period of 1999 as it was sold to AirTouch in April 1998. In addition, as of April 1, 1999, the Company suspended recording equity losses for its high speed data joint venture with Time Warner, TWE and Time Warner Entertainment/Newhouse Partnership as its investment was reduced to zero and the Company had no future funding commitments to the joint venture.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions)

Gains (Losses) on Investments

Sales and Redemption of Domestic Investments. During the three month period of 1999, MediaOne Group finalized certain cable system trades with Time Warner Cable and Cox which resulted in pretax gains of $330 ($202 after tax) and $38 ($24 after tax), respectively. The Company also recognized a gain of $50 ($31 after tax) on the exercise of an option for FSA shares held by the Company which was exercised in conjunction with the redemption of the Series C Preferred Stock. In addition, during the nine month period of 1999, debt exchangeable into common stock ("DECS") matured and was redeemed for shares of FSA resulting in a pretax gain of $21 ($14 after tax), and MediaOne Group sold: (a) investments in two providers of business telephony services resulting in a pretax gain of $44 ($27 after tax), (b) various cable systems resulting in a pretax gain of $15 ($9 after tax), and (c) miscellaneous assets from its capital assets group resulting in a pretax gain of $12 ($7 after tax). During the three month period of 1998, MediaOne Group sold various investments, resulting in a pretax gain of $3. During the nine month period of 1998, MediaOne Group sold a cable programming investment and various other investments resulting in a pretax gain of $42 ($26 after tax).

Sales and Exit Costs of International Investments - net. During the three month period of 1999, MediaOne Group sold its investment in A2000 for a pretax gain of $154 ($94 after tax), and various other international investments for a pretax gain of $9 ($8 after tax, including a correction to the tax provision on the sale of Listel). During the nine month period of 1999, MediaOne Group sold its investment in A2000 described above, as well as Optus shares resulting in a pretax gain of $155 ($95 after tax), its investment in Listel resulting in a pretax gain of $20 ($9 after tax), and various other international investments for a pretax gain of $9 ($5 after tax). In addition, during the nine month period of 1999, the Company recorded a charge of $43 ($28 after tax) related to its international exit plan.

Exchange of AirTouch Investment. Effective on June 30, 1999, MediaOne Group exchanged and modified its investment in AirTouch common and preferred stock for Vodafone ADRs and preferred stock and $9.00 per share cash proceeds, resulting in a net pretax gain of $2,482 ($1,530 after tax).

Sale of Domestic Wireless Investment. On April 6, 1998, MediaOne Group sold its domestic wireless businesses to AirTouch resulting in a pretax gain of $3,869 ($2,257 after tax).

PrimeStar Investment. During the first quarter of 1999, MediaOne Group recorded a pretax loss of $65 ($40 after tax) for probable obligations related to its investment in PrimeStar, of which a total of $55 was funded in April, June and September 1999.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions)

Minority Interest Expense in Centaur Funding. Minority interest expense in Centaur Funding for the three and nine month periods of 1999 represents dividends and accretion on the $1.1 billion of preferred shares (the "Preference Shares") issued in December 1998 by Centaur Funding Corporation ("Centaur"), a special purpose entity consolidated by MediaOne Group. In addition, since the Preference Shares were referenced to the AirTouch preferred shares, Centaur recorded a $21 extraordinary dividend in June 1999 payable to the Preference Shares Series B and Series C holders to mirror the extraordinary dividend paid by AirTouch in August 1999 as a result of the Vodafone merger. This dividend amount is reflected as minority interest expense in Centaur Funding for the nine month period of 1999.

Guaranteed Minority Interest Expense. Guaranteed minority interest expense has increased during the three and nine month periods of 1999, due primarily to the exchange of MediaOne Group's 7.96 and 8.25 percent Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding soley Company-guaranteed debentures (the "Preferred Securities") for 9.30 and 9.50 percent Preferred Securities in mid-June 1998, and the issuance in October 1998 of 9.04 percent Preferred Securities. The exchange of the Preferred Securities was a result of the separation of the Company's businesses into two separate companies effective on June 12, 1998.

Merger Costs. Merger costs during the three month period of 1999 include severance costs, and miscellaneous legal and advisory fees of $15 ($9 after tax), related to merger activity of the Company. Merger costs for the nine month period of 1999 include a charge of $1,500 to terminate the Company's merger agreement with Comcast, as well as severance costs and miscellaneous legal and advisory fees of $37 related to merger activity of the Company, resulting in total pretax merger costs of $1,537 ($1,521 after tax).

Other Income - Net. During the three and nine month periods of 1999, other income increased due primarily to the recognition in 1998 of a $40 loss related to an interest rate swap associated with the Company's investment in AirTouch preferred stock. For the nine month period of 1999, other income also increased as a result of dividend income from the Company's investment in AirTouch preferred stock, partially offset by increased foreign exchange transactions losses associated with loans to international ventures. The Company also recorded $15 of income in 1999 for a fee paid by Optus to the Company as a result of having met certain performance measures.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions)

(Provision) Benefit for Income Taxes for Continuing Operations

------------------------------ ----------------------- ----------------- ------------------------ ------------------
                                 Three Months Ended                         Nine Months Ended
                                   September 30,            Change            September 30,            Change
                               ----------------------- ----------------- ------------------------ ------------------

                                    1999        1998        $        %         1999         1998        $         %
------------------------------ ----------- ----------- -------- -------- ------------- ---------- --------- --------

(Provision) benefit for
  income taxes                  $   (127)    $    60    $  (187)     -     $   (933)    $ (1,376)  $   443    (32.2)
Effective tax rate                  46.2%       24.6%                         117.5%        43.8%
--------------------------------------------------------------------------------------------------------------------

The increase in the 1999 effective tax rate is primarily a result of merger costs, gains on the sales of investments and the loss on the PrimeStar investment. Excluding these unusual transactions, the effective tax rate would have been 31.6 percent and 32.2 percent for the three and nine month periods of 1999, respectively. The increase in the 1998 effective tax rate is primarily a result of the gain on the sale of the domestic wireless businesses. Excluding the gain on the sale of the domestic wireless businesses, the domestic wireless operations and gains on the sales of investments, the effective tax rate would have been 26.5 percent and 29.7 percent during the three and nine month periods of 1998, respectively.

Liquidity and Capital Resources

Operating Activities

Cash provided by operating activities during the nine month period ended September 30, 1999 increased $120 to $511 as compared with the same period in 1998. The increase was due to the receipt of $377 of net income tax benefits, due primarily to the carryback of the 1998 taxable loss to the 1996 consolidated tax return, partly offset by the lack of operating cash from the domestic wireless operations which were sold in April 1998. Cash provided during 1998 from operating activities of the domestic wireless operations was offset during the period by increased interest payments on long-term debt outstanding during the period, as well as costs paid for the separation. The Company also received $42 in dividends during 1998, primarily from Westel 450 and Westel 900, the Company's European wireless investments in Hungary.

In August 1999, MediaOne Group received $21 from AirTouch as an extraordinary dividend related to the exchange of AirTouch preferred shares for Vodafone preferred shares. Since the Centaur Preference Shares were referenced to the AirTouch preferred shares, Series B Preference Shares holders received an $18 interest payment from Centaur in August 1999. The Series C Preference Shares holders will receive their share of the extraordinary dividend upon redemption of the Series C Preference Shares.

MediaOne Group expects that cash from operations will not be adequate to fund future expected cash requirements. Additional funding will come from cash on hand, asset sales and new debt financing, including the monetization of Vodafone ADRs.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions)

Investing Activities

Capital expenditures at MediaOne Group, on a cash basis, were $1,436 and $1,157 during the nine month periods ended September 30, 1999 and 1998, respectively. The majority of the capital expenditures were devoted to upgrading the domestic cable network and continuing the provision of new and enhanced services.

For the nine months ended September 30, 1999 and 1998, MediaOne Group invested $96 and $157, respectively, in international ventures, net of $19 and $45 repayments in 1999 and 1998, respectively, from a wireless investment in the United Kingdom. The investments made in 1999 were primarily capital contributions and shareholder loans to cable investments in Belgium, the Netherlands, Poland, Japan, and Singapore, as well as wireless ventures in India and Indonesia. During 1998, MediaOne Group invested $131 in Telewest as a result of the Company's participation in a rights offering by Telewest. Telewest offered the rights in connection with its acquisition of General Cable in September 1998. The remaining investments made in 1998 were capital contributions to cable investments in Belgium, Japan and Singapore, as well as to wireless ventures in the Slovak Republic, India and Indonesia. Domestically, MediaOne Group invested $97 and $84 during the nine month periods ended September 30, 1999 and 1998, respectively, including $55 funded in 1999 related to the Company's funding obligations of PrimeStar. The remaining investments in 1999 primarily represent ventures for the development of Internet content services. During 1998, the Company funded $64 related to its investment in PrimeCo which was sold to AirTouch in April 1998.

During 1999, MediaOne Group sold various investments resulting in net proceeds of $656, comprised of the following:

     ---------------------------------------------------------------------------------- --------------------
     Investment Description                                                                Cash Proceeds
     ---------------------------------------------------------------------------------- --------------------

     International investments:
         A2000                                                                                        $ 229
         Listel                                                                                          55
         Lyonnaise                                                                                       22
         Optus shares                                                                                   164
     Two business telephony providers                                                                    82
     Miscellaneous assets of capital assets group                                                        64
     Various cable television systems                                                                    32
     Other assets                                                                                         8

                                                                                        ====================
     TOTAL                                                                                            $ 656
     ---------------------------------------------------------------------------------- ====================

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions)

In addition, MediaOne Group received cash proceeds of $534 upon the exchange of its investment in AirTouch common stock for Vodafone ADRs and $9.00 per share cash proceeds. During the nine month period ended September 30, 1998, the Company sold various investments resulting in net proceeds of $201, comprised of the following: (a) an equity investment in PrimeStar Partners, L.P. for $77, (b) a cable programming investment for $38, (c) various cable systems for $42, and
(d) miscellaneous assets for $44.

In addition, during 1999, MediaOne Group received net proceeds of $28 from various asset transactions, including a payment to Cox on the swap of cable systems totaling $10, a receipt of $16 on the maturity of an option for FSA shares held by the Company, a receipt of $10 on the maturity of an investment, and the receipt of $12 for miscellaneous transactions. During 1998, MediaOne Group received proceeds of $71 on the sale of a note receivable and $6 for miscellaneous asset sales. The Company also purchased various cable television systems during 1998 totaling $35.

Financing Activities

Debt Activity. Total debt at September 30, 1999 was $8,970, an increase of $3,548 compared with December 31, 1998. The increase in debt outstanding was due primarily to the issuance in June and September 1999 of $1.7 billion of debt associated with the monetization of Vodafone ADRs, the issuance of a $1.5 billion note payable to AT&T for the funding of the Comcast merger termination fee, and increases in the fair value of the Exchangeable Notes since the redemption value of the Exchangeable Notes is derived from the fair market value of Vodafone ADRs. Debt increases during the period were partially offset by the DECS maturity in May 1999, the early extinguishment of long-term debt, and the de-consolidation of debt related to Cable Plus and RTDC. The remaining change in debt outstanding was due primarily to the repayment of commercial paper using the income tax refund received and proceeds generated by asset sales.

On September 2, 1999, holders of the Series C Preferred Stock exercised options to receive common shares of FSA held by the Company, resulting in the effective redemption of the Series C Preferred Stock. The Company did not have to pay a redemption premium since the Series C Preferred Stock holders exercised the option to receive FSA shares rather than redeeming their Series C Preferred Stock shares.

On September 23, 1999, SPC VI issued $717 of floating rate debt a 3-month LIBOR plus 0.5 percent and paid $216 for a Zero Coupon Swap to fix and pre-fund interest payments on the debt. Net proceeds from the debt offering were invested in short term instruments, to be used for general corporate purposes.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions)

On June 3, 1999, MediaOne SPC IV ("SPC IV"), a wholly-owned subsidiary of MediaOne Group, issued $1,128 of floating rate debt at 3-month LIBOR plus 0.5 percent and paid $321 for a Zero Coupon Swap to fix and pre-fund interest payments on the debt. Net proceeds from the debt offering were used for general corporate purposes. As a result of the Vodafone merger, $105 of the debt issued by SPC IV was repaid in August using the cash proceeds from the exchange of AirTouch common stock into Vodafone ADRs and $9.00 per share cash proceeds.

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

During August and September 1998, MediaOne Group issued approximately $1,686 of
6.25 percent Exchangeable Notes for net proceeds of $1,642.

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

MediaOne Group increased its ownership in Titus Communications Corporation, a broadband network operation in Japan, during the second and third quarters of 1999, and its ownership in Chofu Cable Television, a cable operation in Japan, during the second quarter of 1999. As part of the acquisitions, MediaOne Group assumed outstanding debt guarantees of approximately $75.

Debt Ratings. On October 20, 1999, Moody's Investor Service raised MediaOne Group's senior unsecured debt rating to Baa1 from Baa2, and the Preferred Securities rating to ba2 from ba3. In addition, the senior debt rating at MediaOne of Delaware, Inc. ("MediaOne"), the domestic cable and broadband subsidiary of the Company, was raised to Baa2 from Baa3. The credit ratings are investment grade and remain on credit watch with positive implications. MediaOne Group does not guarantee the outstanding senior debt of MediaOne.

Shelf Registration. Under a registration statement filed with the SEC as of October 8, 1999, MediaOne Group is permitted to issue up to $3.9 billion of new debt securities.

Risk Management

MediaOne Group is exposed to market risks arising from changes in interest rates, foreign exchange rates and equity prices. Derivative financial instruments are used to selectively manage these risks. MediaOne Group does not use derivative financial instruments for trading purposes.

Equity-Price Risk Management. MediaOne Group is exposed to market risks associated with equity security prices related to its investments in marketable equity securities and associated options to purchase marketable equity securities. In 1999, the Company's exposure to equity price risk has changed due to initial public offerings by various companies in which MediaOne Group has an investment, the AirTouch/Vodafone merger and the Collars established on some Vodafone shares.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions)

The table below presents the impact of hypothetical movements in the equity security prices related to MediaOne Group's combined position in marketable equity securities and derivative contracts:

-------------------------------------------------- ------------------------------ ------------------- ----------------
                                                      Hypothetical Change in
                                                        9/30/99 Stock Price
                                                   ------------------------------

                                                                                  Increase in         Decrease in
                                                                                  Fair Market         Fair Market
Investment                                           Increase        Decrease        Value               Value
-------------------------------------------------- -------------- --------------- ------------------- ----------------

Vodafone common stock, including Exchangeable
   Notes                                                30%            30%                 $ 825          $ 1,145
Internet related investments                            50%            50%                    94               93
All other investments                                   10%            10%                    53               49
                                                                                  =================== ================
Total                                                                                      $ 972          $ 1,287
-------------------------------------------------- -------------- --------------- =================== ================

The changes in the equity security prices are based on hypothetical movements in future market rates and are not necessarily indicative of actual results that may occur.

Competitive and Regulatory Environment

Cable and Broadband - Domestic. On October 8, 1999, the Federal Communications Commission (the "FCC") revised its rules on the number of cable subscribers that a company may reach and the method to identify cable ownership interests that would be attributable to a company. The revised rules maintained the original ruling that a cable operator may not own systems that reach more than 30 percent of United States homes. The calculation of the number of United States homes reached was modified, however, to include those households that subscribe to broadcast satellite and other multi-channel video programming distributors, effectively increasing the number of subscribers that a cable operator may serve. The FCC has voluntarily stayed the ownership rules pending the outcome of a court challenge to the original ownership rules. The Company believes that these new rules will allow the AT&T merger to close.

                                        39
Form 10-Q - Part I

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

Domestic Cable and Broadband

The Company continues to progress through its program to address the Year 2000 issues related to its Domestic Cable and Broadband operations. As of September 30, 1999, all four critical business functions managed by the program were 98+ percent complete* relative to the high and medium priority projects.

------------------------ ----------------------------- -------------------------- ------------------- ---------------

                                                                                                         Date of
Business Functions          Current Areas of Focus        Operational Impact        Current Status      Completion
------------------------ ----------------------------- -------------------------- ------------------- ---------------

Customer Service         Head End Controller           Inability to provide       Complete*           Q3 1999
                         Digital Transmission            video, telephony &
                           Equipment                     data service to
                         Switches                        customers
                         Ad Insertion
                         Network Surveillance

Customer Care & Billing  Subscriber Billings           Loss of revenues           Complete*           Q3  1999
                         Ad Sales Billings             Loss of customer
                         Call Center Operations          provisioning and
                         Data Communications             repair support
                         Desktop Computing

Cash Flow                Financial Systems             Interruption to cash       Complete*           Q3  1999
                                                         receipts &
                                                         disbursements cycle

Employees, Health &      Payroll & Benefit Systems     Loss of support systems    Complete*           Q2 1999
  Safety                 Facilities Functions            and employee disruption

------------------------ ----------------------------- -------------------------- ------------------- ---------------

* Indicates ongoing Year 2000 compliant operations, which includes a process to identify inventory which will be continually updated with new items throughout 1999.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions)

Investment in Unconsolidated Subsidiaries

MediaOne Group has significant investments in both domestic and international operations. The Company's Year 2000 program includes plans to monitor the progress of these ventures in addressing the Year 2000 issues. The Company believes, based upon information provided by the ventures, that these ventures are progressing in their efforts to address the Year 2000 issues and continue to be in the testing and/or implementation phase of their programs. The Company continues to believe that the costs of addressing the Year 2000 issues by the ventures will not have a material adverse impact on MediaOne Group's financial position.

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

Business Continuity

Business continuity teams are now in place for the Year 2000 program and include business contingency and response and recovery management. Operational response and recovery plans are in place to quickly assess and repair service interruptions which may occur during the millennium rollover.

Costs of Year 2000 Program

MediaOne Group has incurred approximately $48 of costs to implement its Year 2000 compliance program through the third quarter of 1999 and currently expects to incur between $50 to $60 of costs in aggregate, of which $10 to $15 represent capitalized expenditures. Of the total costs being incurred, approximately $45 to $55 are incremental to MediaOne Group. The funding of these costs will be managed by the Company through its liquidity and capital resources plan.

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

Failure by MediaOne Group to complete its Year 2000 project in a timely or complete manner, within its estimate of projected costs, or failure by third parties, such as financial institutions and related networks, software providers, local telephone companies, long distance providers, power providers, etc., to correct their systems, with which MediaOne Group's systems interconnect, could have a material impact on future results of operations and financial position. Other factors which might cause a material difference from management's estimate would include, but not be limited to, the collateral effects on MediaOne Group of the Year 2000 problem on the economy in general, or on MediaOne Group's business partners and customers in particular. However, MediaOne Group believes that the Year 2000 issue can be mitigated through its planned repair, replacement, or retirement of the relevant systems and related technologies, that are within MediaOne Group's reasonable control.






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

                                        43
Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions)

SELECTED PROPORTIONATE DATA

Proportionate Results of Operations - Nine Months Ended September 30, 1999 Compared With 1998

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

----------------------------------------------------------- ------------------------ ------------------------
                                                                                             Change
                                                                                     ------------------------

Nine Months Ended September 30,                                   1999        1998         $            %
----------------------------------------------------------- ------------ ----------- ----------- ------------
Proportionate Revenues
Cable and broadband:
     Domestic (1)                                            $   4,408    $   4,132     $   276        6.7
     International                                                 377          230         147       63.9
                                                            ------------ ----------- ----------- ------------
                                                                 4,785        4,362         423        9.7

International wireless                                           1,047          792         255       32.2
Corporate                                                           (4)          15         (19)         -
Other (2)                                                           11           42         (31)     (73.8)

                                                            ============ =========== =========== ============
          Total proportionate revenues (3)                   $   5,839    $   5,211     $   628       12.1
=========================================================== ============ =========== =========== ============

Proportionate EBITDA (4)
Cable and broadband:
     Domestic (1)                                            $   1,599    $   1,310     $   289       22.1
     International                                                  56           10          46          -
                                                            ------------ ----------- ----------- ------------
                                                                 1,655        1,320         335       25.4

International wireless                                             224          137          87       63.5
Corporate                                                          (47)         (50)          3       (6.0)
Other (2)                                                           (4)          (2)         (2)         -
                                                            ------------ ----------- ----------- ------------

     Total proportionate EBITDA (3)                          $   1,828    $   1,405     $   423       30.1
=========================================================== ============ =========== =========== ============

(1) The proportionate results are based on MediaOne Group's 25.51 percent pro rata priority and residual equity interests in reported TWE results, less a $79 deferred gain in 1999 related to a cable system exchange between MediaOne Group and TWE. TWE's results are as reported and have not been adjusted to report TWE investments accounted for under the equity method on a proportionate basis.
(2)  Primarily includes international directories which were sold in June, 1999.
(3) For the nine months ended September 30, 1998, amounts exclude proportionate revenues of $354 and proportionate EBITDA of $114 for the domestic wireless operations which were sold in April 1998.
(4) Proportionate EBITDA represents MediaOne Group's equity interest in the entities multiplied by the entities' EBITDA. As such, proportionate EBITDA does not represent cash available to MediaOne Group.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions)

SELECTED PROPORTIONATE DATA (Continued)

Proportionate Statistics (in thousands)

----------------------------------------------------------- ------------------------ ------------------------
                                                                                             Change
                                                            ------------------------ ------------------------

For the Nine Months Ended September 30,                           1999         1998       Amount         %
----------------------------------------------------------- ------------ ----------- ----------- ------------

Cable and broadband:
    Domestic video subscribers (1)                                4,983       4,926          57          1.2
    Domestic homes passed (1)                                     8,496       8,438          58          0.7
    Domestic high speed data subscribers (1, 2)                     173          53         120            -
    Domestic telephone lines                                         56           5          51            -

    International video subscribers                                 782         912        (130)       (14.3)
    International homes passed                                    2,629       2,202         427         19.4
    International telephone lines                                   532         330         202         61.2


International wireless:
    Subscribers                                                   2,749       1,424       1,325         93.0
    POPs                                                         76,254      72,754       3,500          4.8
=========================================================== ============ =========== =========== ============

(1) The proportionate statistics exclude MediaOne Group's 25.51 percent pro rata priority and residual equity interests in reported TWE statistics.
(2) High speed data subscribers for 1998 have been restated to conform with the current year presentation.

Normalized for the one-time effects of acquisitions, dispositions and other asset transactions, proportionate revenues increased $672, or 13.0 percent, and EBITDA increased $196, or 14.3 percent.

Cable and Broadband - Domestic. Normalized for the one-time effects of cable system acquisitions and dispositions, proportionate revenues related to MediaOne increased $192, or 10.7 percent during 1999. This is a result of increases in subscribers and revenue per subscriber mainly due to expanded channel offerings, repackaging of services and increased rates. Normalized for the one-time effects of cable system acquisitions and dispositions, proportionate EBITDA for MediaOne increased $30, or 4.3 percent. This increase is primarily a result of higher revenues, partially offset by higher programming fees, increased personnel costs related to customer service initiatives and costs associated with the deployment of high speed data and residential telephone services. Proportionate EBITDA related to TWE operations increased 56.8 percent. TWE's results benefited from improved cable, programming and filmed entertainment operations; one-time gains in 1999 on cable system sales and swaps and the early termination of a distribution agreement with a third party. Proportionate EBITDA for domestic cable and broadband also includes a $79 deferred gain related to the 1999 cable system swap between MediaOne and TWE.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions)

SELECTED PROPORTIONATE DATA (Continued)

Cable and Broadband - International. Normalized for the one-time effects of acquisitions, international cable and broadband proportionate revenues increased $60, or 18.9 percent, during 1999 due primarily to customer growth at Telewest. During the same period, normalized proportionate EBITDA increased $27, or 93.1 percent, due primarily to reduced MediaOne Group international staff costs and improved EBITDA results from Telewest.

Proportionate international cable subscribers totaled 782,000 at September 30, 1999, a 7.4 percent increase over last year on a comparable basis. Telewest's cable television subscribers increased 13.6 percent over last year on a comparable basis.

International Wireless. During 1999, proportionate revenues and EBITDA for the international wireless operations increased due to the 93.0 percent increase in the proportionate international wireless subscriber base to 2,749,000, on a comparable basis. One 2 One added 886,000 proportionate customers, a 119.6 percent increase from a year ago.

Corporate. During 1999, proportionate revenues for corporate operations decreased $19, to $(4), primarily due to adjustments associated with the discontinuance of insurance policies on cellular phones. EBITDA losses decreased $3, to $(47), primarily due to a decrease in corporate costs.

Other. Other reflects the results of the international directories operations located in South America and costs related to development activities of Internet content services. During 1999, proportionate revenues decreased $31, to $11, and proportionate EBITDA losses increased $2, to $(4), primarily due to the sale of the international directories operations in June 1999. As a result of this sale, the Company no longer reflects international directories operations in the proportionate results.

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


(b)  Reports on Form 8-K filed during the Third Quarter of 1999

(i) Form 8-K Current Report dated July 27, 1999, concerning a Press Release by the Company announcing its second quarter 1999 earnings results.


                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                /s/   Richard A. Post
                               -----------------------------------------------
                               MediaOne Group, Inc.
November 12, 1999              Richard A. Post
                               Executive Vice President and
                               Chief Financial Officer


