Form 10-K405
period 1999-12-31
MEDIAONE GROUP INC
filed 2000-03-23
CIK 732718

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

                       FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

                           --------------------------

          Securities registered pursuant to Section 12(b) of the Act:

                                                              NAME OF EACH EXCHANGE ON
                    TITLE OF EACH CLASS                           WHICH REGISTERED
                    -------------------                       ------------------------
MediaOne Group, Inc. Common Stock                             New York Stock Exchange
($0.01 per share, par value)                                  Pacific Stock Exchange
7.96% Trust Originated Preferred Securities                   New York Stock Exchange
(Liquidation Amount $25 per Preferred Security)
8.25% Trust Originated Preferred Securities                   New York Stock Exchange
(Liquidation Amount $25 per Preferred Security)
9.30% Trust Originated Preferred Securities                   New York Stock Exchange
(Liquidation Amount $25 per Preferred Security)
9.50% Trust Originated Preferred Securities                   New York Stock Exchange
(Liquidation Amount $25 per Preferred Security)
9.04% Trust Originated Preferred Securities                   New York Stock Exchange
(Liquidation Amount $25 per Preferred Security)
6-1/4% Exchangeable Notes due August 15, 2001                 New York Stock Exchange
7.00% Exchangeable Notes due November 15, 2002                New York Stock Exchange

                           --------------------------

          Securities registered pursuant to Section 12(g) of the Act::
                                      None

    At February 29, 2000, 640,566,448 shares of MediaOne Group, Inc. common stock were outstanding.

    At February 29, 2000, the aggregate market value of MediaOne Group, Inc. voting stock held by non-affiliates was approximately $50,467,747,960.

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES _X_ NO ____

                      DOCUMENTS INCORPORATED BY REFERENCE.

    Portions of the Registrant's definitive Proxy Statement issued in connection with the 2000 Annual Meeting of Shareholders are incorporated by reference into Parts II and III.

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS
                                     PART I

ITEM                                                                    PAGE
----                                                                    ----
  1.  Business....................................................         1
  2.  Properties..................................................         4
  3.  Legal Proceedings...........................................         4
  4.  Submission of Matters to a Vote of Security Holders.........         5

                                  PART II

  5.  Market for the Registrant's Common Equity and Related
        Stockholder Matters.......................................         6
  6.  Selected Financial Data.....................................         6
  7.  Management's Discussion and Analysis of Financial Condition
        and Results of Operations.................................         6
 7A.  Quantitative and Qualitative Disclosure About Market Risk...         6
  8.  Consolidated Financial Statements and Supplementary Data....         6
  9.  Changes in and Disagreements with Accountants on Accounting
        and Financial Disclosure..................................         6

                                  PART III

 10.  Directors and Executive Officers of the Registrant..........         6
 11.  Executive Compensation......................................         6
 12.  Security Ownership of Certain Beneficial Owners and
        Management................................................         6
 13.  Certain Relationships and Related Transactions..............         6

                                  PART IV

 14.  Financial Statement Schedules, Reports on Form 8-K and
        Exhibits..................................................         7

                                     PART I

ITEM 1. BUSINESS

  GENERAL

    MediaOne Group, Inc. ("MediaOne Group" or the "Company") is incorporated under the laws of the State of Delaware and has its principal executive offices at 188 Inverness Drive West, Englewood, Colorado 80112, telephone number
(303) 858-3000. MediaOne Group (NYSE: UMG) is one of the world's largest broadband communications companies. For 1999, the businesses of MediaOne Group produced $7.8 billion in proportionate revenue. (Financial information concerning MediaOne Group's operations is set forth in the Consolidated Financial Statements and Notes thereto, which begin on page 46.) At
December 31, 1999, MediaOne Group and its subsidiaries employed a total of 15,196 people.

    Prior to June 12, 1998, MediaOne Group was known as "U S WEST, Inc." On
June 12, 1998, U S WEST, Inc. (the "Old U S WEST") separated its businesses into two independent public companies (the "Separation"). Until the Separation, U S WEST, Inc. conducted its businesses through two groups: U S WEST Media Group and U S WEST Communications Group. Upon the Separation, the Old U S WEST was renamed "MediaOne Group, Inc." and retained the multimedia businesses of U S WEST Media Group, except for U S WEST Dex, Inc., the domestic telephone directory business, which became aligned with U S WEST Communications Group. The telecommunications businesses of U S WEST Communications Group, along with the domestic telephone directory business of U S WEST Dex, became an independent public company and retained the "U S WEST, Inc." name.

    RECENT DEVELOPMENT

    On May 6, 1999 the Board of Directors of MediaOne Group approved a merger agreement that provides for the merger of MediaOne Group with and into Meteor Acquisition Inc., a wholly owned subsidiary of AT&T Corp. The merger will join AT&T, a worldwide communications leader, with MediaOne Group, a leader in the broadband communications industry, to create the leading carrier of end-to-end communications services for consumers and businesses. We believe that the combined company will be well-positioned to create and provide nationally branded broadband services and to service new markets and exploit business opportunities.

    OPERATIONS

    MediaOne Group is one of the largest broadband communications operators in the United States. Among its investments, MediaOne Group holds a 25.51% interest in Time Warner Entertainment Company, L.P. ("TWE"), a provider of cable programming, filmed entertainment and broadband communications services that is the second largest cable television system operator in the United States.

    BROADBAND COMMUNICATIONS--MEDIAONE NETWORKS. As of December 31, 1999, MediaOne Group's cable television systems passed approximately 8.6 million homes and provided service to approximately 5.0 million cable subscribers. MediaOne Group's systems are organized into six operating regions, including large clusters in Atlanta, Massachusetts, California, Chicago, Florida, Detroit and Minneapolis/ St. Paul. MediaOne Group believes that its operating scale in key markets generates significant benefits, including operating efficiencies, and enhances its ability to develop and deploy new broadband technologies and services.

    MediaOne Group's cable services are marketed under the "MediaOne" brand and are operated by its wholly owned subsidiary, MediaOne of Delaware, Inc. ("MediaOne"). MediaOne Group's cable systems offer customers various levels (or "tiers") of cable programming services consisting of broadcast television signals available off-the-air in any locality, televisions signals from so-called "super stations" originating in distant cities (such as WGN), various satellite-delivered non-broadcast channels (such as CNN, MTV, USA Network, ESPN, the Discovery Channel and Nickelodeon), displays of information featuring news, weather, stock and financial market reports and programming originated locally by the systems (such as public, governmental and educational access channels). MediaOne Group's systems also provide premium programming service to their customers for an extra monthly charge. These premium programming services include HBO, Cinemax, Showtime, The Movie Channel, Encore and regional sports networks. Customers generally pay initial connection charges and fixed monthly fees for a tier of programming services and additional fixed monthly fees for premium programming services. MediaOne Group also offers pay-per-view programming of movies and special events for an additional per-program charge.

    MediaOne Group's systems have channel capacity and addressability that are among the highest in the cable industry. MediaOne Group's systems are located primarily in suburban communities adjacent to major metropolitan markets and in mid-sized cities that generally are densely populated and geographically diverse. MediaOne Group believes that its technologically advanced broadband networks and the demographic profile of its subscriber base, coupled with its effective marketing, have been essential to its ability to sustain total monthly revenue per basic subscriber that is among the highest in the cable industry. MediaOne Group believes that the geographic diversity of its system clusters reduces its exposure to economic, competitive or regulatory factors of any particular region.

    MediaOne Group is upgrading its cable systems to create broadband hybrid fiber-coax ("HFC") networks. These HFC networks will provide increased channel capacity for the delivery of additional cable programming and facilitate the delivery of additional services, such as telephony services, enhanced video services, and high speed Internet access services. MediaOne Group is selectively upgrading its systems and expects that it will have nearly 90% of its systems upgraded by the end of 2000.

    BROADBAND COMMUNICATIONS--TIME WARNER CABLE. MediaOne Group owns a 25.51% priority capital and residual equity interest in TWE. The remaining interests in TWE are owned by Time Warner, Inc. ("TWX"). TWE is engaged in the cable programming, filmed entertainment and broadband communications businesses. TWE, through Time Warner Cable, its cable division, is the second-largest cable television system operator in the United States. Time Warner Cable offers cable programming services over its networks similar to those offered by MediaOne Group under the MediaOne brand. Like MediaOne Group, Time Warner Cable is upgrading its cable systems to provide increased channel capacity and to facilitate the delivery of additional services.

    In order to avoid disputes as to whether the AT&T merger would violate the non-competition provisions of the TWE partnership agreement, on August 3, 1999, MediaOne Group sent a notice of termination to TWE which terminated these non-competition provisions as to MediaOne Group. The non-competition provisions continue to apply to TWX. Delivery of the notice of termination permitted TWE to terminate most of MediaOne Group's management rights in TWE, which it did on August 4, 1999. Most of these rights would have terminated in any event upon the change of control of MediaOne Group in the merger. The delivery of the termination notice and the resulting termination of management rights is irrevocable, however, even if the merger does not occur. The loss of these management rights may have a material adverse effect on the value of MediaOne Group's interest in TWE. Notwithstanding the notice of termination, MediaOne Group retains certain rights under the partnership agreement, including the right to approve such matters as a merger of TWE, TWE's entrance into new lines of business and the issuance of new partnership interest.

    REGULATION. The products and services of MediaOne Group are subject to varying degrees of regulation. Under the Telecommunications Act of 1996 (the "Telecommunications Act"), the regulation of all but basic service tier cable and equipment and installation rates was discontinued effective March 31, 1999. However, as described below, the rate regulation for cable systems covered by MediaOne's social contract with the Federal Communications Commissions ("FCC") remain subject to rate regulations until the social contract expires on December 31, 2000. The Telecommunications Act also eliminated certain cross-ownership restrictions among cable operations, broadcasters and multipoint multichannel distribution services ("MMDS") operations, and removed barriers to competition with local exchange carriers ("LECs").

    The social contract (as amended) is a six-year agreement covering most of MediaOne's franchises. As part of the social contract, the Company agreed to, among other things, invest at least $1.7 billion in domestic system rebuilds and upgrades through the year 2000 to expand channel capacity and improve system reliability and picture quality. As of December 31, 1998, the investment commitment had been met. However, the Company must still upgrade all systems covered by the social contract to a minimum of 550MHz, with at least half being upgraded to 750 MHz. As of the end of 1998, 70% of customers in systems covered by the social contract were served by systems with a channel capacity of 550 MHz or greater, and 47% were served by 750 MHz systems.

    On October 8, 1999, the FCC revised its rules on the number of cable subscribers that a company may reach and the method to identify cable ownership interests that would be attributable to a company. The revised rules maintained the original ruling that a cable operator may not own systems that reach more than 30% of United States homes. The calculation of the number of United States homes reached was modified, however, to include those households that subscribe to broadcast satellite and other multi-channel video programming distributors, effectively increasing the number of subscribers that a cable operator may serve. The FCC has voluntarily stayed the ownership rules pending the outcome of a court challenge to the original ownership rules. The Company believes that these new rules will not prevent the closing of the AT&T merger.

    Cable television systems are also subject to local regulation, typically imposed through the franchising process. Local officials may be involved in the initial franchise selection, system design and construction, safety, rate regulation, customer service standards, billing practices, community-related programming and services, franchise renewal and imposition of franchise fees.

    Currently, seven local franchise authorities, representing less than three percent of the Company's subscribers, are attempting to require MediaOne Group to allow unaffiliated Internet service providers ("ISPs") to connect to the cable network for the purpose of transmitting information between the ISP's customers and the Internet. MediaOne Group believes that local governments, including franchising authorities, lack authority to force cable companies to provide network access to other ISPs and will vigorously defend against any such forced access mandates.

    In June 1998, the FCC issued formal rules providing for the retail sale of set-top television boxes which integrate security and non-security functions. On January 1, 2005, cable companies will no longer be permitted to sell or lease new integrated boxes to their subscribers. In addition, cable companies must provide subscribers with related security modules that plug into set-top boxes that are purchased from consumer electronics retailers by July 1, 2000. In February 1999, MediaOne Group partnered with various manufacturers of digital set-top boxes in order to provide an open conditional access system, which would be compliant with domestic OpenCable-TM-specifications. In May 1999, the FCC issued an interpretation of these rules which clarified that the segregation requirements applied to digital and hybrid digital/analog boxes only.

    COMPETITION. MediaOne Group's cable television systems generally compete for viewer attention with other providers of video programming, including direct broadcast satellite ("DBS") systems, MMDS systems, local multipoint distribution services systems, satellite master antenna television ("SMATV") systems and other cable companies providing services in areas where MediaOne Group operates. In addition, certain LECs, including regional Bell operating companies ("RBOCs"), are beginning to offer video programming in competition with MediaOne Group's cable services. In the past, federal cross-ownership restrictions have limited entry by LECs into the cable television business. The Telecommunications Act has eliminated many of these barriers, thereby enhancing the ability of LECs to provide video programming in competition with MediaOne Group. The extent of such competition in any franchise area is dependent, in part, upon the quality, variety and price of the programming provided by these services. Many of these competitive services are generally not subject to the same local government regulation that affects cable television. The cable television services offered by MediaOne Group also face competition for viewers and advertising from other communications and entertainment media, including off-air television broadcasting services, movie theaters, video tape rentals and live sporting events. The competition faced by MediaOne Group's cable systems may increase in the future with the development and growth of new technologies.

    As MediaOne Group begins to offer additional services over its HFC networks, MediaOne Group will face additional competition. MediaOne Group's high speed Internet access and telephony services face competition from other providers, including regional bell operating companies, LECs, inter-exchange carriers ("IXCs"), ISPs and other providers of local exchange and on-line services. The degree of competition will be dependent upon the state and federal regulations concerning entry, interconnection requirements and the degree of unbundling of the LECs' networks. Competition will be based upon price, service quality, breadth of services offered and, to a lesser extent, on price.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    At a Special Meeting of Shareholders held in Englewood, Colorado on
October 21, 1999, the shareholders voted as follows to approve the adoption of an Agreement and Plan of Merger among MediaOne Group, Inc., AT&T and Meteor Acquisition Inc., a wholly owned subsidiary of AT&T, (the "Merger Agreement") by which MediaOne Group, Inc. would be merged into Meteor Acquisition, Inc.:

                                                 NUMBER OF VOTES   % OF VOTES VOTED
                                                 ---------------   ----------------
For:...........................................    468,329,972          98.706%
Against:.......................................      3,896,128            .821%
Abstain:.......................................      2,246,037            .473%

                   EXECUTIVE OFFICERS OF MEDIAONE GROUP, INC.

    Pursuant to General Instructions G(3), the following information is included as an additional item in Part I:

        NAME                                   POSITION                         AGE      PRESENT POSITION
        ----                                   --------                         ---      ----------------
A. Gary Ames               Executive Vice President                              55            1998(1)

Roger A. Christensen       Executive Vice President and Chief Administrative
                           Officer                                               51            1998

Frank M. Eichler           Executive Vice President--Law & Public Policy and
                           General Counsel                                       43            1998

Douglas D. Holmes          Executive Vice President--Strategy and Business
                           Development                                           39            1998

Charles M. Lillis          President, Chief Executive Officer and Chairman
                           of the Board                                          58            1998(2)

Janice C. Peters           Executive Vice President                              48            1998(3)

Richard A. Post            Executive Vice President and Chief Financial
                           Officer                                               41            1998

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The information required by this item is included in Note 26, Quarterly Financial Data, on page 98. The US markets for trading in MediaOne Group common stock are the New York Stock Exchange and the Pacific Stock Exchange. As of January 31, 2000, MediaOne Group common stock was held by approximately 500,254 registered shareholders.

ITEM 6. SELECTED FINANCIAL DATA.

    Reference is made to the information set forth on pages 11 through 12.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    Reference is made to the information set forth on pages 13 through 43.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

    Reference is made to the information set forth on pages 35 and 36.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    Reference is made to the information set forth on pages 46 through 100.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information required by this item with respect to executive officers is set forth in Part I, page 5, under the caption "Executive Officers of MediaOne Group, Inc."

    The information required by this item with respect to Directors is included in the MediaOne Group definitive Proxy Statement relating to the Annual Meeting of Stockholders held on June 4, 1999 (the "Annual Proxy Statement") under "Election of Directors" and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

    The information required by this item is included in the Annual Proxy Statement under "Election of Directors" and "Executive Compensation" and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information required by this item is included in the Annual Proxy Statement under "Stock Ownership" and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Not applicable.

                                    PART IV

ITEM 14. FINANCIAL STATEMENT SCHEDULES, REPORTS ON FORM 8-K AND EXHIBITS.

(a) Documents filed as part of this report:

NUMBER                                                                                    PAGE
------                                                                               ---------------
                  (1)   Report of Independent Accountants..........................        44
                  (2)   Consolidated Financial Statements:
                        Consolidated Statements of Operations--for the years ended
                          December 31, 1999, 1998 and 1997.........................   46 through 47
                        Consolidated Balance Sheets as of December 31, 1999 and
                          1998.....................................................        48
                        Consolidated Statements of Cash Flows--for the years ended
                          December 31, 1999, 1998 and 1997.........................        49
                  (3)   Consolidated Statements of Shareowners' Equity
                          For the years ended December 31, 1999, 1998 and 1997.....        50
                        Notes to Consolidated Financial Statements.................  51 through 100
                  (4)   Consolidated Financial Statement Schedule:
                        II--Valuation and Qualifying Accounts......................        S-1

    Financial statement schedules other than those listed above have been omitted because the required information is contained in the financial statements and notes thereto, or because such schedules are not required or applicable.

(b) Reports on Form 8-K:

                        MediaOne Group filed the following reports on Form 8-K during the fourth quarter of 1999:
                  (i)   Current Report dated and filed on October 27, 1999 providing financial statements, financial information and exhibits relating to the filing with the Securities & Exchange Commission by MediaOne Group, Inc. of
                          26 million of 7.00% Premium Income Exchangeable Securities(SM)
                          ("PIES(SM)") due November 15, 2002 subject to exchange into ADRs representing ordinary shares of Vodafone AirTouch Public Limited Company.

                 (ii)   Current Report dated and filed on November 3, 1999 providing notification of a Press Release by MediaOne Group announcing its third quarter earnings results.

(c) Exhibits:

Exhibits identified in parentheses below are on file with the Securities and Exchange Commission ("SEC") and are incorporated herein by reference. All other exhibits are provided as part of this electronic submission.

       EXHIBIT
       NUMBER
---------------------
        (2-A)              --     Agreement and Plan of Merger dated as of May 6, 1999 by and among AT&T Corp., Meteor Acquisition Inc. and MediaOne
                                  Group, Inc. (Exhibit 2 to Current Report on Form 8-K dated and filed on May 6, 1999).
        (2-B)              --     Form of Separation Agreement between MediaOne Group, Inc.
                                  and U S WEST, Inc. (Exhibit 2-A to Form 10-K, for the
                                  fiscal year ended December 31, 1997, File No. 1-8611).
        (2-C)              --     Form of Employee Matters Agreement between MediaOne
                                  Group, Inc. and U S WEST, Inc. (Exhibit 2-B to Form 10-K,
                                  for the fiscal year ended December 31, 1997, File
                                  No. 1-8611).
        (2-D)              --     Form of Tax Sharing Agreement between MediaOne Group, Inc.
                                  and U S WEST, Inc. (Exhibit 2-C to Form 10-K, for the
                                  fiscal year ended December 31, 1997, File No. 1-8611).

       EXHIBIT
       NUMBER
---------------------
        (3-A)              --     Form of Restated Certificate of Incorporation of MediaOne
                                  Group, Inc. (Annex A-2 to definitive proxy statement on
                                  Schedule 14A dated April 20, 1998).
        (3-B)              --     Form of Amended and Restated Bylaws of MediaOne Group, Inc.
                                  (Exhibit 3(ii) to Current Report on Form 8-K dated June 24,
                                  1998, File No. 1-8611).
        (4-A)              --     Form of Amended and Restated Rights Agreement between
                                  MediaOne Group, Inc. and its Rights Agent (Exhibit 1 to
                                  Form 8-A filed on February 11, 1999 and Exhibit 4 to Current
                                  Report filed on Form 8-K dated February 9, 1999 and filed on
                                  February 11, 1999, File No. 1-8611).
        (4-B)              --     No instrument which defines the rights of holders of long
                                  and intermediate term debt of MediaOne Group, Inc. and all of its subsidiaries is filed herewith pursuant to
                                  Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this
                                  regulation, the Registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.
       (10-A)              --     MediaOne Group, Inc. Executive Short-Term Incentive Plan
                                  (Exhibit 10-A to Form 10-K, for the fiscal year ended
                                  December 31, 1998, File No. 1-8611).
       (10-B)              --     Amended MediaOne Group 1994 Stock Plan (Exhibit 10-B to
                                  Form 10-K, for the fiscal year ended December 31, 1998, File
                                  No. 1-8611).
       (10-C)              --     MediaOne Group Executive Life Insurance Plan (Exhibit 10-C
                                  to Form 10-K, for the fiscal year ended December 31, 1998,
                                  File No. 1-8611).
       (10-D)              --     MediaOne Group Executive Disability Plan (Exhibit 10-D to
                                  Form 10-K for the fiscal year ended December 31, 1998, File
                                  No. 1-8611).
       (10-E)              --     MediaOne Group Non-Qualified Pension Plan (Exhibit 10-E to
                                  Form 10-K for the fiscal year ended December 31, 1998, File
                                  No. 1-8611).
       (10-F)              --     MediaOne Group Mid-Career Pension Plan (Exhibit 10-F to
                                  Form 10-K for the fiscal year ended December 31, 1998, File
                                  No. 1-8611).
       (10-G)              --     MediaOne Group Deferred Compensation Plan (Exhibit 10-G to
                                  Form 10-K for the fiscal year ended December 31, 1998, File
                                  No. 1-8611).
       (10-H)              --     MediaOne Group Executive Financial Counseling Plan
                                  (Exhibit 10-H to Form 10-K for the fiscal year ended
                                  December 31, 1998, File No. 1-8611).
       (10-I)              --     MediaOne Group Executive Non-Qualified Stock Option
                                  Agreement (Exhibit 10-I to Form 10-K for the fiscal year
                                  ended December 31, 1998, File No. 1-8611).
       (10-J)              --     Form of LTIP Option Agreement (Exhibit 10-J to Form 10-K for
                                  the fiscal year ended December 31, 1998, File No. 1-8611).
       (10-K)              --     Form of Executive Restricted Stock Agreement (Exhibit 10-K
                                  to Form 10-K for the fiscal year ended December 31, 1998,
                                  File No. 1-8611).
       (10-L)              --     Form of Executive Retention Agreement (Restricted Stock
                                  Only) (Exhibit 10-L to Form 10-K for the fiscal year ended
                                  December 31, 1998, File No. 1-8611).
       (10-M)              --     Form of Executive Retention Agreement (Restricted Stock and
                                  Options) (Exhibit 10-M to Form 10-K for the fiscal year
                                  ended December 31, 1998, File No. 1-8611).
       (10-N)              --     Admission Agreement dated as of May 16, 1993 between Time
                                  Warner Entertainment Company, L.P. and U S WEST, Inc.
                                  (Exhibit 10 to Current Report filed on Form 8-K dated
                                  May 24, 1998, File No. 1-8611).
       (10-O)              --     Form of Executive Change of Control Agreement (Exhibit 10g
                                  to Form 10-Q for fiscal quarter ended June 30, 1998, file
                                  No. 1-8611).
       (10-P)              --     Form of Change of Control Agreement for Chief Executive
                                  Officer (Exhibit 10e to Form 10-Q for fiscal quarter ended
                                  June 30, 1998, File No. 1-8611).
       (10-Q)              --     Form of Business Unit Change of Control Agreement
                                  (Exhibit 10f to Form 10-Q for fiscal quarter ended June 30,
                                  1998, File No. 1-8611).
       (10-R)              --     Form of Executive Severance Agreement (Exhibit 10ab to
                                  Form 10-K for fiscal year ended December 31, 1995, File
                                  No. 1-8611).
         12                --     Computation of Ratio of Earnings to Fixed Charges of
                                  MediaOne Group, Inc.

       EXHIBIT
       NUMBER
---------------------
         21                --     Subsidiaries of MediaOne Group, Inc.
         23                --     Consent of Independent Accountants.
         24                --     Powers of Attorney.
         99                --     Annual Report on Form 11-K for the MediaOne Savings
                                  Plan/ESOP for the year ended December 31, 1999, to be filed by amendment.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Englewood, State of Colorado, on March 23, 2000.

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

PRINCIPAL EXECUTIVE OFFICER

/s/ Charles M. Lillis*                                 Chairman of the Board, President and Chief Executive
                                                         Officer

PRINCIPAL FINANCIAL OFFICER:

/s/ Richard A. Post                                    Executive Vice President and Chief Financial Officer

DIRECTORS:

/s/ Kathleen A. Cote*

/s/ Robert L. Crandall*

/s/ Grant A. Dove*

/s/ Allan D. Gilmour*

/s/ Pierson M. Grieve*

/s/ Charles M. Lillis*

/s/ Charles P. Russ, III*

/s/ Louis A. Simpson*

/s/ John "Jack" Slevin*

/s/ Daniel W. Yohannes*

*By:                   /s/ RICHARD A. POST
             --------------------------------------
                         Richard A. Post
              (FOR HIMSELF AND AS ATTORNEY-IN-FACT)

Dated March 23, 2000

                              MEDIAONE GROUP, INC.

                              FINANCIAL HIGHLIGHTS

                                                                   YEAR ENDED DECEMBER 31,
                                                     ----------------------------------------------------
                                                       1999       1998       1997       1996       1995
                                                     --------   --------   --------   --------   --------
                                                        DOLLARS IN MILLIONS (EXCEPT PER SHARE AMOUNTS)
FINANCIAL DATA:(1)
Sales and other revenues(2)........................  $  2,695   $  2,882   $  3,847   $  1,837   $  1,330
Income (loss) from continuing operations(3)........     3,514      1,430       (827)      (357)      (102)
Income from discontinued operations(1).............     --        25,208      1,524      1,535      1,423
Net income(4)......................................     3,531     26,305        697      1,178      1,317
Total assets.......................................    39,786     28,192     26,783     27,727     11,847
Total debt(5)......................................    10,179      5,422      8,963      8,806      2,073
Preferred stock subject to mandatory redemption,
  Preferred Securities and other(6)................     2,223      2,260      1,180      1,131        651
Shareowners' equity................................    16,766     12,789     11,324     11,549      7,948

OTHER DATA:
EBITDA(7)..........................................  $    877   $    943   $  1,287   $    430   $    294
Domestic statistics (in thousands):
  Cable subscribers................................     4,993      4,965      4,910      4,866        490
  Homes passed.....................................     8,560      8,512      8,373      8,294        848
  High speed data subscribers......................       220         84         21      --         --
  Residential telephone lines......................        88         13      --         --         --
Capital expenditures(5)............................  $  1,983   $  1,726   $  1,502   $    643   $    370

Proportionate EBITDA(7,8)..........................  $  2,611   $  1,878   $  1,620   $    659   $    497

MEDIAONE GROUP STOCK INFORMATION:(1,3,9)
Basic earnings (loss) per common share from:
  Continuing operations............................  $   5.62   $   2.18   $  (1.45)  $  (0.74)  $  (0.22)
  Discontinued operations..........................     --         40.51       0.57       0.58       0.52

Diluted earnings (loss) per common share from:
  Continuing operations............................      5.32       2.10      (1.45)     (0.74)     (0.22)
  Discontinued operations..........................     --         37.70       0.57       0.58       0.52

Average common shares outstanding (thousands):
  Basic common shares..............................   611,623    607,648    606,749    491,924    470,549
  Diluted common shares............................   654,911    652,955    606,749    491,924    470,549
Number of common shareowners of record.............   503,669    551,991    648,077    705,341    770,346

--------------------------

(1) On June 12, 1998, U S WEST, Inc. ("Old U S WEST") separated its businesses into two independent public companies (the "Separation"). Prior to the Separation, Old U S WEST conducted its businesses through two groups:
    U S WEST Media Group ("Media Group") and U S WEST Communications Group ("Communications Group"). Upon the Separation, Old U S WEST was renamed MediaOne Group, Inc. ("MediaOne Group" or the "Company") and retained the businesses of Media Group, except for U S WEST Dex, Inc. ("Dex"), the domestic directory business. The telecommunications businesses of Communications Group became an independent public company and retained the "U S WEST, Inc." name ("New U S WEST"). In addition, Dex was aligned with New U S WEST. MediaOne Group has accounted for the distribution to shareowners of New U S WEST as a discontinuance of the businesses comprising New U S WEST. 1998 income from discontinued operations includes a gain on Separation of $24,461 ($40.25 per share of MediaOne Group Stock). See
    Note 25--Discontinued Operations--to the Consolidated Financial Statements.

(2) 1999, 1998, 1997 and 1996 sales and other revenues include $2,384, $2,191,
    $2,070 and $252, respectively, related to Continental Cablevision, Inc. ("Continental") which was acquired by MediaOne Group on November 15, 1996 (the "Continental Acquisition"). In addition, 1998, 1997, 1996 and 1995 sales and other revenues include $361, $1,428, $1,183, and $941, respectively, related to the domestic wireless operations which were sold on April 6, 1998.

(3) 1999 income from continuing operations includes a net gain of $1,530 ($2.50 per share of MediaOne Group Stock) related to an investment in AirTouch Communications, Inc. stock, net gains of $314 and $4,084 ($0.51 and $6.68 per share of MediaOne Group Stock, respectively) on the sale of domestic and international investments, respectively, a net charge of $1,688 ($2.76 per share of MediaOne Group Stock) for merger related activity, net loss from operations of $117 ($0.19 per share of MediaOne Group Stock) related to Continental, and a net charge

                              MEDIAONE GROUP, INC.

                              FINANCIAL HIGHLIGHTS

    of $30 ($0.05 per share of MediaOne Group Stock) related to the PrimeStar investment. 1998 income from continuing operations includes a net gain of $2,257 ($3.71 per share of MediaOne Group Stock) on the sale of the domestic wireless businesses, net gains of $44 ($0.08 per share of MediaOne Group Stock) on the sales of various domestic investments, net income of $20 ($0.04 per share of MediaOne Group Stock) related to the domestic wireless businesses, net loss from operations of $384 ($0.63 per share of MediaOne Group Stock) related to Continental, and a net loss of $100 ($0.16 per share of MediaOne Group Stock) related to the PrimeStar investment. 1997 income from continuing operations includes net gains of $249 ($0.41 per share of MediaOne Group Stock) on the sales of various domestic and international investments, net income of $83 ($0.13 per share of MediaOne Group Stock) related to the domestic wireless businesses and net loss from operations of $356 ($0.59 per share of MediaOne Group Stock) related to Continental. 1996 income from continuing operations includes net income of $96 ($0.19 per share of MediaOne Group Stock) related to the domestic wireless businesses, net loss from operations of $71 ($0.15 per share of MediaOne Group Stock) related to Continental and a charge of $19 ($0.04 per share of MediaOne Group Stock) related to the sale of MediaOne Group's cable television interests in Norway, Sweden and Hungary. 1995 income from continuing operations includes a gain of $95 ($0.20 per share of MediaOne Group Stock) from the merger of Telewest Communications plc with SBC CableComms (UK), net income of $58 ($0.12 per share of MediaOne Group Stock) related to the domestic wireless businesses and costs of $9 ($0.02 per share of MediaOne Group Stock) associated with the Recapitalization Plan discussed in footnote 9 below.

(4) 1999 net income was increased by an extraordinary gain of $17 ($0.03 per share of MediaOne Group Stock) for the early extinguishment of debt. 1998 net income was reduced by an extraordinary item of $333 ($0.55 per share of MediaOne Group Stock) for the early extinguishment of debt in conjunction with the Separation. 1995 net income was reduced by an extraordinary item of $4 ($0.01 per share of MediaOne Group Stock) for the early extinguishment of debt.

(5) Debt at December 31, 1999, 1998, 1997 and 1996 includes debt related to the Continental Acquisition. Debt for years prior to 1998 excludes the capital assets segment which had been discontinued and held for sale, and the discontinued operations of New U S WEST which were distributed to shareowners effective June 12, 1998. Capital expenditures exclude the discontinued operations of New U S WEST, but include the capital assets segment in 1999.

(6) Includes Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely Company-guaranteed subordinated debentures ("Preferred Securities") of $1,060 at December 31, 1999, $1,061 at
    December 31, 1998, $1,080 at December 31, 1997 and 1996, and $600 at
    December 31, 1995; preferred stock subject to mandatory redemption of $50 at December 31, 1999, $100 at December 31, 1998 and 1997, and $51 at
    December 31, 1996 and 1995; and minority interest in Centaur Funding of $1,113 at December 31, 1999 and $1,099 at December 31, 1998.

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

(8) Proportionate results represent the relative weight of the Company's ownership in each of its respective domestic and international equity ventures, combined with its consolidated results. Proportionate information is not intended to replace financial and operating data prepared in accordance with GAAP since proportionate results depart materially from GAAP. However, MediaOne Group believes that proportionate financial and operating data facilitate the understanding and assessment of its results. Proportionate EBITDA excludes domestic wireless EBITDA of $114, $398, $307 and $226 for 1998, 1997, 1996 and 1995, respectively.

(9) Effective with the Separation on June 12, 1998, each outstanding common share of Media Group stock remains outstanding and represents one share of MediaOne Group common stock ("MediaOne Group Stock"). In addition, all shares of Communications Group stock were canceled. See Note 17--Earnings Per Share--to the Consolidated Financial Statements--for a discussion of Communications Group stock earnings per share. The average common shares of MediaOne Group Stock outstanding for the year ended December 31, 1996 include 150,615,000 shares issued in connection with the Continental Acquisition. Effective November 1, 1995, each share of common stock of Old
    U S WEST was converted into one share each of Communications Group stock and Media Group stock (the "Recapitalization Plan"). Earnings per common share and dividends per common share for 1995 have been presented on a pro forma basis to reflect the two classes of stock as if they had been outstanding since January 1, 1995.

                              MEDIAONE GROUP, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

    Some of the information presented in or in connection with this report constitutes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors that could cause actual results to differ from expectations include: (i) greater than anticipated competition from new entrants into the cable and wireless communications markets, and from direct broadcast satellite systems,
(ii) changes in demand for the Company's products and services,
(iii) regulatory changes affecting the cable and telecommunications industries,
(iv) a change in economic conditions in the various markets served by MediaOne Group's operations, including international markets, that could adversely affect the level of demand for cable, wireless or other services offered by the Company, (v) greater than anticipated competitive activity requiring new pricing for services, (vi) higher than anticipated start-up costs associated with new business opportunities, (vii) higher than anticipated employee levels, capital expenditures, and operating expenses, (viii) consumer acceptance of broadband services, including telephony and data services, and wireless services,
(ix) increases in fraudulent activity with respect to broadband and wireless services, or (x) delays in the development of anticipated technologies, or the failure of such technologies to perform according to expectations.

AT&T MERGER

    On May 6, 1999, MediaOne Group, Inc. ("MediaOne Group" or the "Company") entered into an agreement with AT&T Corp. ("AT&T") to merge its operations with those of AT&T, and terminated the merger agreement previously entered into with Comcast Corporation ("Comcast"). On October 21, 1999, MediaOne Group's shareowners approved the merger with AT&T. The transaction is expected to close in the second quarter of 2000, subject to legal and regulatory approval. See
Note 1--Business Overview--to the Consolidated Financial Statements for a detailed discussion of the AT&T / MediaOne Group merger.

BUSINESS DESCRIPTION

    MediaOne Group is a diversified global broadband communications company having the capability to offer video, high speed Internet access and telephone services simultaneously over its broadband network. Domestically, the Company serves approximately 5.0 million cable customers and passes 8.6 million homes. MediaOne Group's cable systems include large clusters in Atlanta, Massachusetts, California, Chicago, Florida, Detroit and Minneapolis/St. Paul. The cable systems offer customers various levels of cable programming services, including premium programming services such as HBO, Cinemax, Showtime, The Movie Channel and Encore, as well as pay-per-view movies and special events. The domestic cable and broadband operations of the Company are managed by MediaOne of Delaware, Inc. ("MediaOne"), a subsidiary of MediaOne Group. The Company's high speed Internet access service is available in 14 areas nationwide, providing its customers with a continuous, direct link to the Internet over the Company's broadband network. Telephone service is available in seven metro areas providing clearer and more cost-effective telephone service to its customers.

    In addition to its domestic cable operations, the Company also holds significant domestic cable and broadband investments including an investment in Time Warner Entertainment Company L.P. ("TWE" or "Time Warner Entertainment"), the second largest provider of cable television services in the United States, and interests in programming that include E! Entertainment Television and New England Cable News. MediaOne Group also holds an interest in a joint venture with Time Warner, Inc., ("Time Warner"), TWE, Time Warner Entertainment-Advance/Newhouse Partnership, Microsoft Corporation ("Microsoft") and Compaq Computer Corporation to provide high speed Internet access services under the "RoadRunner" brand name (the "RoadRunner Joint Venture").

    Internationally, the Company holds interests in various cable and broadband, and wireless properties. During 1999, as a result of the anticipated merger with AT&T, MediaOne Group formalized a plan to sell its international broadband and wireless investments. In conjunction with the AT&T merger, the Company sold its investments in Mercury Personal Communications ("One 2 One"), Cable Plus, a.s. and A2000. In addition, the Company entered into definitive agreements to sell its interest in Telewest Communications plc ("Telewest") to Microsoft, and its interests in most of its Central European wireless ventures, including Polska Telefonia Cyfrowa, Westel 900, Westel Radiotelefon, and Russian Telecommunications Development Corporation. See Note 7--Net Investment in International Ventures--and Note 23--Subsequent Events--to the Consolidated Financial Statements.

THE SEPARATION

    Prior to June 12, 1998, MediaOne Group was known as "U S WEST, Inc." ("Old U S WEST"). On June 12, 1998, Old U S WEST separated its businesses into two independent public companies (the "Separation"). Until the Separation, Old
U S WEST conducted its businesses through two groups: U S WEST Media Group (the "Media Group") and U S WEST Communications Group (the "Communications Group"). Upon the Separation, Old U S WEST was renamed "MediaOne Group, Inc." and retained the multimedia businesses of Media Group, except for U S WEST
Dex, Inc. ("Dex"), the domestic directory business. The telecommunications businesses of the Communications Group became an independent public company and retained the "U S WEST, Inc." name ("New U S WEST"), and Dex was aligned with New U S WEST (the "Dex Alignment"). See Note 1--Business Overview--to the Consolidated Financial Statements.

    The Company accounted for the distribution of New U S WEST stock to the Communications Group stockholders, and to the Media Group stockholders for the Dex Alignment, as a discontinuance of the businesses comprising New U S WEST. Because the distribution was non pro-rata, as compared with the businesses previously attributed to Old U S WEST's two classes of stock, the distribution was accounted for at fair value and resulted in a gain of $24,461, or $40.25 basic earnings per share of MediaOne Group common stock ("MediaOne Group Stock"), net of $114 of Separation costs (net of tax benefits of $37). See
Note 25--Discontinued Operations--to the Consolidated Financial Statements.

    In conjunction with the Separation, MediaOne Group refinanced substantially all of the indebtedness issued or guaranteed by Old U S WEST through a combination of tender offers, prepayments and consent solicitations (the "Refinancing"). Long-term debt outstanding of $4.9 billion was redeemed, resulting in an extraordinary loss of $333, net of tax benefits of $209, or $0.55 basic loss per MediaOne Group Stock. The loss was the result of refinancing costs, including the difference between the market and face value of the debt redeemed and a charge for unamortized debt issuance costs. See
Note 10--Debt--to the Consolidated Financial Statements.

OTHER

    On September 2, 1999, holders of the Company's Series C Cumulative Redeemable Preferred Stock (the "Series C Preferred Stock") exercised options to receive common shares of Financial Security Assurance Holdings Ltd. ("FSA") held by the Company. As a result of the exercise of the FSA options, the Series C Preferred Stock was effectively redeemed, resulting in an after tax charge to equity of $28 (net of $18 of tax benefits) or $(0.04) basic loss per share of MediaOne Group Stock. See Note 15--Preferred Stock Subject to Mandatory Redemption--to the Consolidated Financial Statements.

    On June 1, 1999, the Company redeemed the 11.0 percent senior subordinated debentures of MediaOne with a carrying value of $345. The debt extinguishment resulted in an after tax gain of $17 (net of income tax expense of $11), or $0.03 basic earnings per share of MediaOne Group Stock, primarily related to the write-off of excess debt premiums. The gain is reflected as an extraordinary item in the Consolidated Statements of Operations.

    The following discussion is based on MediaOne Group's Consolidated Financial Statements prepared in accordance with generally accepted accounting principles ("GAAP").

RESULTS OF OPERATIONS--CONTINUING OPERATIONS--1999 COMPARED WITH 1998

                                                                                         CHANGE
                                                                                   -------------------
                                                               1999       1998        $          %
INCOME (LOSS) FROM CONTINUING OPERATIONS:                    --------   --------   --------   --------
Income from continuing operations..........................  $ 3,514    $ 1,430    $ 2,084      --
Adjustments to reported income from continuing operations:
  (Gain) loss on investments:
    Sales of domestic investments..........................     (314)       (34)      (280)     --
    Sales and exit costs of international
      investments--net.....................................   (4,084)       (10)    (4,074)     --
    Exchange of AirTouch investment........................   (1,530)     --        (1,530)     --
    Sale of domestic wireless investment...................    --        (2,257)     2,257      --
    PrimeStar investment...................................       30        100        (70)    (70.0)
  Merger costs.............................................    1,688      --         1,688      --
  Minority interest--Centaur...............................       13      --            13      --
  Domestic wireless operations(1)..........................    --           (20)        20      --
                                                             -------    -------    -------     -----
Normalized loss from continuing operations.................  $  (683)   $  (791)   $   108     (13.7)
                                                             =======    =======    =======     =====

------------------------

(1) Represents the operations of the domestic wireless businesses which were sold to AirTouch Communications, Inc. ("AirTouch") effective 4/6/98.

                                                                                          CHANGE
                                                                                    -------------------
BASIC EARNINGS (LOSS) PER SHARE FROM CONTINUING OPERATIONS      1999       1998        $          %
AVAILABLE FOR MEDIAONE GROUP COMMON STOCK:                    --------   --------   --------   --------
Earnings from continuing operations available for common
  stock.....................................................   $ 5.62     $ 2.18     $ 3.44      --
Adjustments to reported earnings from continuing operations:
  (Gain) loss on investments:
    Sales of domestic investments...........................    (0.51)     (0.06)     (0.45)     --
    Sales and exit costs of international
      investments--net......................................    (6.68)     (0.02)     (6.66)     --
    Exchange of AirTouch investment.........................    (2.50)     --         (2.50)     --
    Sale of domestic wireless investment....................    --         (3.71)      3.71      --
    PrimeStar investment....................................     0.05       0.16      (0.11)    (68.8)
  Merger costs..............................................     2.76      --          2.76      --
  Minority interest--Centaur................................     0.02      --          0.02      --
  Domestic wireless operations(1)...........................    --         (0.04)      0.04      --
  Loss on redemption of Series C Preferred Stock............     0.04      --          0.04      --
  Loss on redemption of Preferred Securities................    --          0.09      (0.09)     --
                                                               ------     ------     ------     -----
Normalized loss from continuing operations available for
  common stock..............................................   $(1.20)    $(1.40)    $ 0.20     (14.3)
                                                               ======     ======     ======     =====

------------------------

(1) Businesses were sold in April 1998.

    The table above normalizes for significant one-time items that aid in the comparability of the Company's performance year over year. Routine acquisitions and dispositions are normalized within the revenues and operating income discussions which follow.

    The decrease in normalized loss from continuing operations during 1999 was primarily a result of decreased equity losses in unconsolidated ventures, increased interest and dividend income in 1999, and the loss recognized in 1998 related to an interest rate swap on the Company's investment in AirTouch preferred stock. The decrease was partially offset by minority interest expense in Centaur Funding as a result of the securities' issuance in December 1998.

SALES AND OTHER REVENUES

                                                                                          CHANGE
                                                                                    -------------------
                                                                1999     1998(1)       $          %
                                                              --------   --------   --------   --------
Domestic cable and broadband................................   $2,686     $2,467     $ 219        8.9
International...............................................        7         24       (17)     (70.8)
Corporate and other.........................................        2         30       (28)     (93.3)
                                                               ------     ------     -----      -----
  Current operations........................................    2,695      2,521       174        6.9
Domestic wireless(2)........................................    --           361      (361)      --
                                                               ------     ------     -----      -----
Total.......................................................   $2,695     $2,882     $(187)      (6.5)
                                                               ======     ======     =====      =====

------------------------

(1) 1998 amounts have been reclassified to conform with the current year presentation.

(2) Businesses were sold in April 1998.

    MediaOne Group sales and other revenues decreased during 1999 primarily as a result of the sale of the domestic wireless businesses in April, 1998, partially offset by growth in domestic cable and broadband revenues. Normalized for acquisitions and dispositions, total revenues increased $238, or 9.7 percent, during 1999, due primarily to growth in domestic cable and broadband revenues.

DOMESTIC CABLE AND BROADBAND

                                                                                          CHANGE
                                                                                    -------------------
                                                                1999       1998        $          %
REVENUES                                                      --------   --------   --------   --------
  Basic Cable(1)............................................   $1,774     $1,673      $101        6.0
  Premium...................................................      328        322         6        1.9
  Pay-per-view..............................................       73         52        21       40.4
  Advertising...............................................      204        157        47       29.9
  Equipment & Installation..................................      190        176        14        8.0
  Other(1)..................................................        3          3      --         --
                                                               ------     ------      ----       ----
Video.......................................................    2,572      2,383       189        7.9
New Products................................................      114         50        64       --
PrimeStar...................................................    --            34       (34)      --
                                                               ------     ------      ----       ----
  Total revenues............................................   $2,686     $2,467      $219        8.9
                                                               ======     ======      ====       ====

------------------------

(1) 1998 amounts have been reclassified to conform with the current year presentation.

    Domestic cable and broadband revenues increased during 1999 due primarily to increased video and new products revenues, partially offset by the lack of PrimeStar, Inc. ("PrimeStar") direct broadcast services ("DBS") revenues in 1999. Normalized for the one-time effects of cable system acquisitions and dispositions, total domestic cable and broadband revenues increased
10.9 percent during 1999.

    BASIC CABLE. Basic cable services revenues increased during 1999 due primarily to a five percent increase in revenue per average cable subscriber and increased basic subscribers. At December 31, 1999, basic cable subscribers were 4,993,000, an increase of 1.7 percent compared with the same period in 1998, normalized for the effects of cable system acquisitions and dispositions. The increase in revenue per subscriber is the result of expanded channel offerings, repackaging of services and increased rates.

    PREMIUM. Premium service revenues increased during 1999 due primarily to improved premium service customer growth as a result of the launch of "NexTV" in September 1998, partially offset by discounting of premium service packages. NexTV is a repackaging of the Company's premium services into related premium channels. At December 31, 1999, premium units were 4,392,000, an increase of
7.1 percent compared with the same period in 1998, normalized for the effects of cable system acquisitions and dispositions.

    At December 31, 1999, digital subscribers totaled 56,000 and digital market-ready homes were 1,482,000, encompassing six digital markets. Market-ready homes are those potential customers which are connected to the broadband network and which could be provided and billed for service. Digital NexTV services are available in Atlanta, Boston, Cleveland, Detroit, Pompano, Florida, and Richmond, Virginia.

    PAY-PER-VIEW. Pay-per-view revenues increased during 1999 due primarily to the offering of various major sporting events in 1999 compared with one major sporting event in 1998. In addition, growth in digital subscribers during 1999, providing higher impulse pay-per-view capability, has resulted in greater movie and other product purchases. During 1999, purchases of pay-per-view movies and other products have increased 10 percent on a normalized basis.

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

    VIDEO. Video revenue per average cable subscriber was $43.08 per month for the year-ended December 31, 1999, an increase of 6.8 percent, compared with $40.33 for the same period in 1998. Adjusted for the one-time effects of cable system acquisitions and dispositions, video revenue per average cable subscriber increased 6.5 percent during 1999 as a result of increased rates and expanded channel offerings, as well as growth in advertising and pay-per-view revenues.

    Video revenues increased 7.9 percent during 1999, normalized for the one-time effects of cable system acquisitions and dispositions.

    NEW PRODUCTS. New products revenues increased during 1999 due primarily to customer growth in high speed Internet access services, as well as the launch of residential telephone services during 1998 and 1999. Normalized for dispositions, new products revenues increased $75, or 192.3 percent, during 1999 compared with new products revenues of $39 in 1998.

    At December 31, 1999, MediaOne Group had approximately 220,000 high speed Internet customers compared with 84,000 customers for the same period in 1998. High speed Internet access services were available to 5,333,000 market-ready homes at December 31, 1999, compared with 3,535,000 for the same period in 1998. High speed Internet access services are available in 14 metro areas in the following states: California, Florida, Georgia, Illinois, Massachusetts, Michigan, Minnesota, New Hampshire, Ohio and Virginia.

    During the second quarter of 1999, the Company completed the transition of its high speed Internet customers to the "RoadRunner" brand name. In addition, as per the agreement to the RoadRunner Joint Venture, the responsibility for the maintenance of the Internet network, the development of national content and the provisioning of technical customer support will now be provided by the joint venture.

    At December 31, 1999, MediaOne Group had approximately 66,000 residential telephone customers with 88,000 telephone lines, compared with 11,000 residential telephone customers with 13,000 telephone lines as of the same period in 1998. Residential telephone services were available to 1,671,000 market-ready homes as of December 31, 1999, compared with approximately 530,000 market-ready homes for the same period in 1998. Residential telephone services were available in seven metro areas within the states of California, Florida, Georgia, Massachusetts, Virginia, and Michigan, which was launched in April 1999.

    Effective March 31, 1999, MediaOne Group sold its investments in Continental Fiber Technologies, Inc. and Alternet of Virginia, Inc., providers of business telephony services, (the "CLEC Businesses"). During 1998, these businesses contributed telephony revenues of $14 and operating losses of $3 which have been included as part of new products revenues and domestic cable and broadband operating loss.

    PRIMESTAR. Subsequent to April 1, 1998, MediaOne Group no longer reflects PrimeStar DBS services revenues as it contributed its PrimeStar subscribers and certain related assets to PrimeStar (the "PrimeStar Contribution"). See
Note 3--Domestic Acquisitions, Dispositions and Other--to the Consolidated Financial Statements.

    INTERNATIONAL. International revenues represent the consolidated operations of Cable Plus a.s. ("Cable Plus"), a cable operator in the Czech Republic. Effective April 1, 1999, the Company no longer consolidated the operations of Cable Plus as the entity was held for sale, and subsequently sold in October 1999. See Note 7--Net Investment in International Ventures--to the Consolidated Financial Statements.

    CORPORATE AND OTHER. Corporate and other revenues decreased during 1999 due to adjustments associated with the discontinuance of insurance policies on cellular phones.

    DOMESTIC WIRELESS. On April 6, 1998, MediaOne Group sold its domestic wireless businesses to AirTouch. See Note 4--Investment in Vodafone Group/AirTouch Communications--to the Consolidated Financial Statements.

OPERATING INCOME (LOSS)

                                                                                          CHANGE
                                                                                    -------------------
                                                                1999     1998(1)       $          %
                                                              --------   --------   --------   --------
Domestic cable and broadband................................   $(253)     $(159)     $ (94)      59.1
International...............................................      (3)       (17)        14      (82.4)
Corporate and other.........................................    (115)      (156)        41      (26.3)
                                                               -----      -----      -----      -----
  Current operations........................................    (371)      (332)       (39)      11.7
Domestic wireless (2).......................................    --           93        (93)      --
                                                               -----      -----      -----      -----
Total.......................................................   $(371)     $(239)     $(132)      55.2
                                                               =====      =====      =====      =====

------------------------

(1) 1998 amounts have been reclassified to conform with the current year presentation.

(2) Businesses were sold in April 1998.

    During 1999, MediaOne Group's operating loss increased due primarily to the sale of its domestic wireless businesses in 1998. Also contributing were increased depreciation and amortization charges on the continuing upgrade of the Company's domestic cable networks, partially offset by operating income from the capital assets segment.

    MediaOne Group's earnings before interest, taxes, depreciation, amortization and other ("EBITDA") for 1999 were $877, compared with $943 during the same period in 1998. Excluding the effect of the domestic wireless operations, EBITDA would have been $795 in 1998, resulting in a 10.3 percent increase in EBITDA during 1999. MediaOne Group considers EBITDA an important indicator of the operational strength and performance of its businesses. EBITDA, however, should not be considered an alternative to operating or net income as an indicator of the performance of MediaOne Group's businesses, or as an alternative to cash flows from operating activities as a measure of liquidity, in each case determined in accordance with GAAP.

    DOMESTIC CABLE AND BROADBAND. Domestic cable and broadband operating losses increased during 1999 due primarily to greater depreciation and amortization expense on the continuing upgrade of the Company's cable networks, as well as a one-time $25 depreciation and amortization charge related to the deferral of a cable system trade with Tele-Communications, Inc., now owned by AT&T, (the "TCI trade") until such time as the merger of MediaOne Group with AT&T is completed. Depreciation and amortization expense on the TCI trade properties had been suspended during 1998 pending the disposition of these properties. Partially offsetting the increase in depreciation expense was the suspension in 1999 of $50 in depreciation and amortization expense related to cable systems held for sale during the year, and a one-time charge of $28 in the first quarter of 1998 for depreciation and amortization expense suspended in 1997 on cable systems held for sale, which were subsequently retained.

    During 1999, EBITDA for domestic cable and broadband operations was $980, an increase of $39, or 4.1 percent, compared with $941 in 1998. Revenue increases of $219, or 8.9 percent, exceeded increased programming costs of $85, or
14.8 percent, and increased operating, general and administrative costs of $95, or 10.0 percent. Of those amounts, the PrimeStar Contribution provided revenue decreases of $34 and cost decreases of $30, including $14 of programming costs, to total domestic cable and broadband EBITDA for the period. Normalized for the one-time effects of cable system acquisitions and dispositions, domestic cable and broadband EBITDA increased $47, or 5.0 percent, during 1999 compared with normalized EBITDA of $933 for 1998.

    Video EBITDA was $1,034 for 1999, an increase of $39, or 3.9 percent, compared with $995 during 1998. Normalizing for acquisitions and dispositions, video EBITDA increased $40, or 4.0 percent, compared with normalized video EBITDA of $994 for 1998.

    New products EBITDA was a loss of $(54) in 1999, a decrease in losses of $4, or 6.9 percent, compared with an EBITDA loss of $(58) in 1998. New products revenue increases of $64, or 128.0 percent, were offset by new products costs increases of $60, or 55.6 percent, primarily for the offering of residential telephone services. Normalizing for dispositions, new products EBITDA loss decreased $7, or 11.5 percent during 1999, compared with an EBITDA loss of $(61) for the same period in 1998.

    Programming costs were $660 for 1999, an increase of $85, or 14.8 percent, over 1998. Excluding programming costs related to PrimeStar DBS services, programming costs increased 17.6 percent. The normalized increase was primarily a result of programmer rate increases, expanded channel offerings and growth in subscribers, as well as fees paid in 1999 to the RoadRunner Joint Venture to provide high speed Internet access services to MediaOne Group's customers.

    Operating, general and administrative costs were $1,046 during 1999, an increase of $95, or 10.0 percent, over 1998. Increases in operating, general and administrative costs were primarily a function of adding customer service employees; spending on marketing and advertising to deploy new products and to drive subscriber growth; and spending on specific initiatives to improve the operations of the Company. During 1999, MediaOne Group incurred initiatives costs of $53 to improve reporting and billing systems, consolidate and build-out call centers, and create customer databases to serve customers more effectively, and Year 2000 incremental remediation costs of $18. Total initiatives spending and Year 2000 incremental costs increased $43 during 1999, compared with total costs of $28 in 1998.

    INTERNATIONAL. International operating losses represent the consolidated operations of Cable Plus and Russian Telecommunications Development Corporation ("RTDC"), a Russian venture which holds various wireless investments. Effective April 1, 1999, MediaOne Group no longer consolidates RTDC's results as the entity is held for sale.

    CORPORATE AND OTHER. Corporate and other operating losses have decreased during 1999 due to operating income from the capital assets segment and decreased international overhead costs.

INTEREST EXPENSE AND OTHER

                                                                                          CHANGE
                                                                                    -------------------
                                                                1999       1998        $          %
                                                              --------   --------   --------   --------
Interest expense............................................   $ (449)    $(491)     $   42      (8.6)
Equity losses in unconsolidated ventures....................     (256)     (417)        161     (38.6)
Gains (losses) on investments:
  Sales of domestic investments.............................      510        54         456      --
  Sales and exit costs of international investments--net....    6,582        16       6,566      --
  Exchange of AirTouch investment...........................    2,482      --         2,482      --
  Sale of domestic wireless investment......................    --        3,869      (3,869)     --
  PrimeStar investment......................................      (49)     (163)        114     (69.9)
Minority interest expense in Centaur Funding................     (122)     --          (122)     --
Guaranteed minority interest expense........................      (95)      (74)        (21)     28.4
Merger costs................................................   (1,810)     --        (1,810)     --
Other income--net...........................................      309        83         226      --

    INTEREST EXPENSE. Interest expense decreased during 1999 due primarily to the assumption by New U S WEST of $3.9 billion of debt related to the Dex Alignment, the refinancing in 1998 which resulted in lower interest rate commercial paper outstanding, the assumption in 1998 of $1,350 in debt by AirTouch as a result of the sale of the Company's domestic wireless businesses to AirTouch, and various debt redemptions and maturities in 1999 totaling approximately $600. The reduction in interest expense was partially offset by the issuance in 1999 of $1.7 billion of private placement debt, the $1.5 billion note to AT&T, and $1.1 billion of debt exchangeable into Vodafone ADRs, and the issuance in the third quarter of 1998 of $1.7 billion of debt exchangeable into AirTouch common stock. MediaOne Group's weighted average borrowing cost was 6.2 percent in 1999, compared with 7.28 percent in 1998.

    EQUITY LOSSES IN UNCONSOLIDATED VENTURES. Equity losses during 1999 decreased due primarily to greater earnings of $212 from domestic ventures, partially offset by increased losses of $51 from international ventures. Effective April 1, 1999, equity losses from international ventures include the results of operations of Cable Plus and RTDC as these investments are no longer consolidated with the Company's results of operations. In addition, during fourth-quarter 1999, equity method accounting was suspended on the Company's investments in India and Russia as these investments had been reduced below zero as a result of the recognition of equity losses and debt guarantees.

    Equity earnings from domestic ventures have increased due to one-time gains recognized by TWE during 1999, and the absence of losses from the investment in PrimeCo Personal Communications, L.P. ("PrimeCo") as it was sold to AirTouch in April 1998. Equity losses from international ventures increased due primarily to greater equity losses from Telewest, partially offset by improved results from the international wireless ventures.

    As of April 1, 1999, MediaOne Group suspended recording equity losses for the RoadRunner Joint Venture as its investment had been reduced to zero and the Company had no future funding commitments to the venture. Unrecognized equity losses during 1999 related to the RoadRunner Joint Venture totaled approximately $50.

GAINS (LOSSES) ON INVESTMENTS

    SALES OF DOMESTIC INVESTMENTS. During 1999, gains on the sales and redemptions of domestic investments included the following gains: (a) $383 ($235 after tax) on the exchange of Time Warner and Cox Communications ("Cox") cable systems, and various other cable systems, (b) $50 ($31 after tax) on the exercise of an option for FSA shares held by the Company, (c) $44 ($27 after tax) on the sale of the CLEC Businesses, (d) $21 ($14 after tax) on the redemption of FSA shares for debt exchangeable into common stock ("DECS"), and
(e) $12 ($7 after tax) on the sales of miscellaneous assets from the capital assets group. During 1998, MediaOne Group sold: (a) shares of Sportsline
USA, Inc. resulting in a pretax gain of $12 ($8 after tax), (b) a cable programming investment resulting in a pretax gain of $17 ($10 after tax),
(c) various domestic cable investments resulting in a pretax gain of $16 ($10 after tax), and (d) miscellaneous items resulting in a pretax gain of $9 ($6 after tax).

    SALES AND EXIT COSTS OF INTERNATIONAL INVESTMENTS--NET. During 1999, MediaOne Group sold its international investments in: (a) One 2 One for a pretax gain of $6,012 ($3,711 after tax), (b) A2000 for a pretax gain of $154 ($94 after tax), (c) shares of Cable and Wireless Optus Limited ("Optus") for a pretax gain of $155 ($95 after tax), (d) Cable Plus for a pretax gain of $74 ($45 after tax), (e) Telenet for a pretax gain of $44 ($27 after tax), and
(f) various other international investments resulting in a pretax gain of $29 ($14 after tax). In addition, during the fourth quarter of 1999, the Company recorded a pretax gain of $157 ($97 after tax) related to the dilution of its investment in Telewest as a result of a Telewest share offering, and during the second quarter of 1999, the Company recorded a charge of $43 ($28 after tax) related to its plan to exit its international investments. See Note 7--Net Investment in International Ventures--to the Consolidated Financial Statements. During 1998, MediaOne Group sold shares of Optus and miscellaneous items resulting in a pretax gain of $16 ($10 after tax).

    EXCHANGE OF AIRTOUCH INVESTMENT. During June 1999, AirTouch merged its operations into Vodafone Group Public Limited Company ("Vodafone"), which resulted in MediaOne Group's investment in AirTouch being exchanged and modified into an investment in Vodafone. The transaction resulted in a net pretax gain of $2,482 ($1,530 after tax) to the Company. See Note 4--Investment in Vodafone Group/ AirTouch Communications--to the Consolidated Financial Statements.

    PRIMESTAR INVESTMENT. During 1999, MediaOne Group recorded a pretax loss of $49 ($30 after tax) related to PrimeStar funding obligations. During the fourth quarter of 1998, MediaOne Group recorded a charge of $163 ($100 after tax) to reduce the carrying amount of its investment in PrimeStar. See Note 3--Domestic Acquisitions, Dispositions and Other--to the Consolidated Financial Statements.

    MINORITY INTEREST EXPENSE IN CENTAUR FUNDING. Minority interest expense in Centaur Funding represents dividends and accretion on the three series of preferred shares (the "Preference Shares") issued in December 1998 by Centaur Funding Corporation ("Centaur"), a special purpose entity consolidated by MediaOne Group, for gross proceeds of $1.1 billion. During 1999, minority interest expense in Centaur also includes a $21 extraordinary dividend paid by Centaur to its Series B and Series C Preference Shares holders to mirror the extraordinary dividend paid by AirTouch in August 1999 as a result of the Vodafone merger. The dividend was paid since the Series B and Series C Preference Shares are referenced to the AirTouch preferred shares; dividend or redemption activity of the AirTouch preferred shares requires a similar action of the Series B and Series C Preference Shares.

    GUARANTEED MINORITY INTEREST EXPENSE. Guaranteed minority interest expense has increased during 1999 due primarily to the exchange of MediaOne Group's 7.96 and 8.25 percent Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely Company-guaranteed subordinated debentures ("Preferred Securities") for 9.30 and 9.50 percent Preferred Securities in mid-June 1998, and the issuance in October 1998 of $500 face value of
9.04 percent Preferred Securities. The Preferred Securities were exchanged in conjunction with the Separation.

    MERGER COSTS. As a result of the Company's anticipated merger with AT&T, MediaOne Group incurred total pretax merger costs of $1,810 ($1,688 after tax) during 1999. The majority of such costs consisted of a charge of $1,500 to terminate the Company's previous merger agreement with Comcast. The remaining costs represented employee bonuses paid in accordance with the AT&T merger agreement, as well as change in control payments triggered as a result of the shareowners' approval to merge with AT&T, and miscellaneous legal and advisory fees.

    OTHER INCOME--NET. Other income during 1999 increased primarily due to income earned on cash balances resulting from asset sales and debt issuances during the period, the recognition of $62 of income in 1999 for a fee paid by Optus to the Company as a result of having met certain performance measures, and the recognition in 1998 of a $70 loss related to an interest rate swap agreement associated with the AirTouch preferred stock. In addition, other income increased due to dividend income from the Company's investment in AirTouch preferred stock, partially offset by increased foreign exchange transaction losses associated with loans to international ventures and the conclusion of TWE management fees in 1998.

PROVISION FOR INCOME TAXES FOR CONTINUING OPERATIONS

                                                                                          CHANGE
                                                                                    -------------------
                                                                1999       1998        $          %
                                                              --------   --------   --------   --------
Provision for income taxes..................................  $(3,217)   $(1,208)   $(2,009)    --
Effective tax rate..........................................     47.8%      45.8%

    The increase in the 1999 effective tax rate is primarily a result of merger costs, gains on the sales of investments and the loss on the PrimeStar investment. Excluding merger costs, the effective tax rate would have been
39.0 percent in 1999. The effective tax rate for 1998 would have been
32.8 percent excluding the gain on the sale of the domestic wireless businesses. The increase in the adjusted effective tax rate during 1999 was due to the Company recording pretax income during the year, as opposed to a pretax loss during 1998.

RESULTS OF OPERATIONS--CONTINUING OPERATIONS--1998 COMPARED WITH 1997

                                                                                          CHANGE
                                                                                    -------------------
                                                                1998       1997        $          %
INCOME (LOSS) FROM CONTINUING OPERATIONS:                     --------   --------   --------   --------
Income (loss) from continuing operations....................   $1,430    $  (827)    $2,257      --
Adjustments to reported income (loss) from continuing
  operations:
  Domestic wireless operations(1)...........................      (20)       (83)        63     (75.9)
  (Gain) loss on investments:
    Sales of domestic investments...........................      (34)      (121)        87     (71.9)
    Sales of international investments......................      (10)      (128)       118     (92.2)
    Sale of domestic wireless investment....................   (2,257)     --        (2,257)     --
    Loss on PrimeStar investment............................      100      --           100      --
                                                               ------    -------     ------     -----
Normalized loss from continuing operations..................   $ (791)   $(1,159)    $  368     (31.8)
                                                               ======    =======     ======     =====

------------------------

(1) Operations were sold in April 1998.

                                                                                          CHANGE
                                                                                    -------------------
BASIC EARNINGS (LOSS) PER SHARE FROM CONTINUING OPERATIONS      1998       1997        $          %
AVAILABLE FOR MEDIAONE GROUP COMMON STOCK:                    --------   --------   --------   --------
Earnings (loss) from continuing operations available for
  common stock..............................................   $ 2.18     $(1.45)    $3.63       --
Adjustments to reported earnings (loss) from continuing
  operations:
  Domestic wireless operations(1)...........................    (0.04)     (0.13)     0.09      (69.2)
  (Gain) loss on investments:
    Sales of domestic investments...........................    (0.06)     (0.20)     0.14      (70.0)
    Sales of international investments......................    (0.02)     (0.21)     0.19      (90.5)
    Sale of domestic wireless investment....................    (3.71)     --        (3.71)      --
    PrimeStar investment....................................     0.16      --         0.16       --
  Loss on redemption of Preferred Securities................     0.09      --         0.09       --
                                                               ------     ------     -----      -----
Normalized loss from continuing operations available for
  common stock..............................................   $(1.40)    $(1.99)    $0.59      (29.6)
                                                               ======     ======     =====      =====

------------------------

(1) Operations were sold in April 1998.

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

SALES AND OTHER REVENUES(1)

                                                                                          CHANGE
                                                                                    -------------------
                                                                1998       1997        $          %
                                                              --------   --------   --------   --------
Domestic cable and broadband................................   $2,467     $2,323     $  144       6.2
International...............................................       24         18          6      33.3
Corporate and other(2)......................................       30         78        (48)    (61.5)
                                                               ------     ------     ------     -----
  Current operations........................................    2,521      2,419        102       4.2
Domestic wireless(3)........................................      361      1,428     (1,067)    (74.7)
                                                               ------     ------     ------     -----
Total.......................................................   $2,882     $3,847     $ (965)    (25.1)
                                                               ======     ======     ======     =====

------------------------

(1) Amounts have been reclassified to conform with the current year presentation.

(2) Includes wholly-owned international directories which were sold in the latter part of 1997

(3) Operations were sold in April 1998.

    MediaOne Group sales and other revenues decreased during 1998 primarily as a result of the sales of the domestic wireless businesses in April 1998, and the wholly-owned international directories businesses during the latter part of 1997. Normalized for acquisitions and dispositions, total revenues increased
10.7 percent during 1998, due primarily to increases from the domestic cable and broadband operations.

DOMESTIC CABLE AND BROADBAND

                                                                                          CHANGE
                                                                                    -------------------
REVENUES                                                        1998       1997        $          %
--------                                                      --------   --------   --------   --------
Basic Cable(1)..............................................   $1,673     $1,508      $165       10.9
Premium.....................................................      322        326        (4)      (1.2)
Pay-per-view................................................       52         55        (3)      (5.5)
Advertising.................................................      157        129        28       21.7
Equipment & Installation....................................      176        153        23       15.0
Other(1)....................................................        3         23       (20)     (87.0)
                                                               ------     ------      ----      -----
Video.......................................................    2,383      2,194       189        8.6
New Products................................................       50         20        30       --
PrimeStar...................................................       34        109       (75)     (68.8)
                                                               ------     ------      ----      -----
Total revenues..............................................   $2,467     $2,323      $144        6.2
                                                               ======     ======      ====      =====

------------------------

(1) Amounts have been reclassified to conform with the current year presentation.

    Domestic cable and broadband revenues increased during 1998 due primarily to increased video revenues, partially offset by the lack of PrimeStar DBS revenues in the last three quarters of 1998. Normalized for the one-time effects of cable system acquisitions and dispositions, a change in classification of late fee revenues, and the discontinuance of PrimeStar DBS revenues, total domestic cable and broadband revenues increased 10.6 percent during 1998.

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

    NEW PRODUCTS. New products revenues increased during 1998 due primarily to the launch and customer growth of high speed Internet access services in new markets, and growth in business dedicated telephony services.

    At December 31, 1998, MediaOne Group had approximately 84,000 high speed Internet customers compared with 21,000 high speed Internet customers for the same period in 1997. High speed Internet access was available to over 3 million market-ready homes.

    On June 15, 1998, MediaOne Group formed the RoadRunner Joint Venture with Time Warner, TWE and Time Warner Entertainment-Advance/Newhouse Partnership to deliver high speed Internet access services under the "RoadRunner" brand name. The joint venture is responsible for maintaining connections to the Internet, providing technical customer support and developing national content. The parties to the joint venture operate their respective high speed Internet access businesses and are responsible for their respective customers' billing and customer service issues. Accordingly, MediaOne Group continues to reflect high speed Internet access services revenues in its consolidated results, as well as a service fee payable to the RoadRunner Joint Venture for services provided.

    MediaOne Group began offering residential telephone services during 1998. As of December 31, 1998, residential telephone services were available to approximately 530,000 market-ready homes.

    PRIMESTAR. Subsequent to April 1, 1998, MediaOne Group no longer reflects PrimeStar DBS services revenues as it contributed its PrimeStar subscribers and certain related assets to PrimeStar.

    INTERNATIONAL. International revenues represent the consolidated operations of Cable Plus. Such operations were sold in 1999.

    CORPORATE AND OTHER. The decrease in corporate and other revenues during 1998 was due to the sale of the Company's wholly-owned international directory operations in the United Kingdom and Poland in June and October 1997, respectively.

    DOMESTIC WIRELESS. On April 6, 1998, MediaOne Group sold its domestic wireless businesses to AirTouch.

OPERATING INCOME (LOSS)(1)

                                                                                          CHANGE
                                                                                    -------------------
                                                                1998       1997        $          %
                                                              --------   --------   --------   --------
Domestic cable and broadband................................   $(159)     $(111)     $ (48)      43.2
International...............................................     (17)       (28)        11      (39.3)
Corporate and other(2)......................................    (156)      (184)        28      (15.2)
                                                               -----      -----      -----      -----
  Current operations........................................    (332)      (323)        (9)       2.8
Domestic wireless (3).......................................      93        353       (260)     (73.7)
                                                               -----      -----      -----      -----
Total.......................................................   $(239)     $  30      $(269)      --
                                                               =====      =====      =====      =====

------------------------

(1) Amounts have been reclassified to conform with the current year presentation

(2) Includes wholly-owned international directories which were sold in the latter part of 1997.

(3) Businesses were sold in April 1998.

    During 1998, MediaOne Group's operating income decreased $269 to a loss of $239, primarily a result of selling the domestic wireless businesses in April 1998. Excluding the effects of the domestic wireless businesses, operating income has decreased primarily as a result of greater depreciation and amortization expenses from the domestic cable and broadband operations, partially offset by decreased operating losses from the wholly-owned international directories operations which were sold in 1997.

    MediaOne Group's EBITDA for 1998 was $943, compared with $1,287 during the same period in 1997. Excluding the effect of the domestic wireless operations, EBITDA would have been $795 in 1998, compared with $754 in the same period of 1997. MediaOne Group considers EBITDA an important indicator of the operational strength and performance of its businesses. EBITDA, however, should not be considered an alternative to operating or net income as an indicator of the performance of MediaOne Group's businesses, or as an alternative to cash flows from operating activities as a measure of liquidity, in each case determined in accordance with GAAP.

    DOMESTIC CABLE AND BROADBAND. Domestic cable and broadband operating losses increased during 1998 due primarily to increased depreciation and amortization expense. As MediaOne Group continues to upgrade its cable networks, depreciation expense will continue to increase. During the first quarter of 1998, there was a one-time increase to depreciation and amortization expense of $28 related to the termination of the sale of cable systems in Minnesota. Depreciation and amortization expense had been suspended on these systems in 1997 while they were held for sale. This increase was offset by a reduction to depreciation and amortization expense of $29 for systems held for sale during 1998.

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

    New Products EBITDA losses were $(58), an increase in losses of $(24), or
70.6 percent, compared with EBITDA losses of $(34) in 1997. New Products revenue increases of $30 were more than offset by New Products costs increases of $54 during the period.

    Programming costs were $575 for 1998, an increase of $50, or 9.5 percent, over 1997. Excluding programming costs related to PrimeStar DBS services, programming costs increased 15.7 percent. The normalized increase was primarily a result of greater programming costs per subscriber as a result of rate increases, expanded channel offerings and growth in subscribers.

    Operating, general and administrative costs were $951 during 1998, an increase of $83, or 9.6 percent, over 1997. Increases in operating, general and administrative costs were primarily a function of increases in employee costs due to improvements in customer service, marketing and advertising costs associated with the deployment of new products, such as high speed Internet access and residential telephone services, as well as NexTV, and spending on initiatives to improve the operations of the Company. These cost increases were partially offset by decreased costs related to the PrimeStar Contribution. During 1998, MediaOne Group incurred costs of $15 to improve reporting and billing systems, and to create customer databases to serve customers more effectively, and costs of $13 for incremental Year 2000 implementation costs, for a total of $28.

    INTERNATIONAL. The decrease in international operating losses was primarily the result of increased revenues and decreased operating expenses of the broadband operations, due primarily to efficiency gains and reduced headcount.

    CORPORATE AND OTHER. The decrease in corporate and other operating losses during 1998 is due to a $30 charge in 1997 for management changes and moving costs related to relocating MediaOne's operations from Boston to Denver, and a decrease of $11 during 1998 due to the sales in 1997 of the wholly-owned international directories operations. The decrease was partially offset by increased corporate overhead costs during 1998.

INTEREST EXPENSE AND OTHER

                                                                                          CHANGE
                                                                                    -------------------
                                                                1998       1997        $          %
                                                              --------   --------   --------   --------
Interest expense............................................   $(491)     $(678)     $ 187      (27.6)
Equity losses in unconsolidated ventures....................    (417)      (909)       492      (54.1)
Gains (losses) on investments:
  Sales of domestic investments.............................      54        206       (152)     (73.8)
  Sales of international investments........................      16        215       (199)     (92.6)
  Gain on sale of domestic wireless investment..............   3,869       --        3,869       --
  PrimeStar investment......................................    (163)      --         (163)      --
Guaranteed minority interest expense........................     (74)       (87)        13      (14.9)
Other income--net...........................................      83         16         67       --

    INTEREST EXPENSE. Interest expense decreased during 1998 due primarily to the June 12, 1998 assumption by New U S WEST of $3.9 billion of debt related to the Dex Alignment, the Refinancing which resulted in lower interest rate commercial paper outstanding, and the assumption of $1,350 in debt by AirTouch as a result of the sale of the Company's domestic wireless businesses to AirTouch. The reduction in interest expense was partially offset by the third-quarter 1998 issuance of $1,686 of debt exchangeable into AirTouch common stock and a charge of $16 related to the termination of various interest rate swap agreements. The swap agreements were terminated since the long term debt underlying the instruments was refinanced at the time of the Separation. MediaOne Group's weighted average borrowing cost was 7.28 percent in 1998, compared with 6.95 percent in 1997.

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

    Also contributing to the decrease in equity losses during 1998 were overall improvements from the international wireless investments and the absence of losses from the investment in PrimeCo, which was sold to AirTouch on April 6, 1998.

GAINS (LOSSES) ON INVESTMENTS

    SALES OF DOMESTIC INVESTMENTS.  During 1998, MediaOne Group sold:
(a) shares of Sportsline USA, Inc. resulting in a pretax gain of $12 ($8 after tax), (b) a cable programming investment resulting in a pretax gain of $17 ($10 after tax), (c) various domestic cable investments resulting in a pretax gain of $16 ($10 after tax) and (d) miscellaneous items resulting in a pretax gain of $9 ($6 after tax). During 1997, the Company sold shares of Teleport Communications Group, Inc. ("TCG") for a pretax gain of $162 ($96 after tax), and shares of Time Warner for a pretax gain of $44 ($25 after tax).

    SALES OF INTERNATIONAL INVESTMENTS. During 1998, MediaOne Group sold shares of Optus, resulting in a pretax gain of $9 ($6 after tax), and a miscellaneous item, resulting in a pretax gain of $7 ($4 after tax). During 1997, the Company sold (a) its 90 percent interest in Fintelco, S.A. ("Fintelco") for a pretax gain of $135 ($80 after tax), (b) its five percent interest in a French wireless venture for a pretax gain of $51 ($31 after tax), and (c) U S WEST Polska, its wholly owned directory operation in Poland, for a pretax gain of $29 ($17 after tax).

    SALE OF DOMESTIC WIRELESS INVESTMENT. On April 6, 1998, MediaOne Group sold its domestic wireless businesses to AirTouch. Consideration for the sale consisted of (i) debt reduction of $1,350, (ii) the issuance to MediaOne Group of $1,650 in liquidation preference of dividend bearing AirTouch preferred stock (fair value of $1,493), and (iii) the issuance to MediaOne Group of 59,314,000 shares of AirTouch common stock. The transaction resulted in a pretax gain of $3,869, ($2,257 after tax). The Company's investment in AirTouch stock was exchanged for Vodafone shares plus cash in June 1999, as a result of the merger of Vodafone and AirTouch. See Note 4--Investment in Vodafone Group/AirTouch Communications--to the Consolidated Financial Statements.

    PRIMESTAR INVESTMENT. During the fourth quarter of 1998, MediaOne Group recorded a charge of $163 ($100 after tax) to reduce the carrying amount of its investment in PrimeStar. In December 1998, PrimeStar management provided a business plan to its board of directors, of which MediaOne Group is a part. Additionally, in early 1999, PrimeStar announced that it was selling its DBS medium-power business and assets to Hughes Electronics Corporation ("Hughes"). Based on the review of PrimeStar's business plan and on the anticipated sale to Hughes, MediaOne Group believed that it would not receive proceeds on the sale of its investment in PrimeStar, and therefore, reduced the carrying amount of its investment to zero. See Note 3--Domestic Acquisitions, Dispositions and Other--to the Consolidated Financial Statements.

    GUARANTEED MINORITY INTEREST EXPENSE. Guaranteed minority interest expense decreased $21 during 1998 due primarily to the cash redemption on June 12, 1998, of $301 face value of 7.96 Preferred Securities and $237 face value of
8.25 percent Preferred Securities. The decrease was partially offset by the issuance in October 1998 of $500 face value of 9.04 percent Preferred Securities.

    OTHER INCOME--NET. Other income during 1998 was favorably impacted by decreased foreign exchange transaction losses of $51, dividend income of $66 earned on the AirTouch preferred stock received in connection with the sale of its domestic wireless operations to AirTouch, and the lack of minority interest expense of $37 from the domestic wireless operations due to the sale of these operations. Such improvements were partially offset by a $50 loss related to an interest rate swap agreement associated with the AirTouch preferred stock and a related $20 loss for the purchase of a new interest rate option. See
Note 4--Investment in Vodafone Group/AirTouch Communications--to the Consolidated Financial Statements.

(PROVISION) BENEFIT FROM INCOME TAXES FOR CONTINUING OPERATIONS

                                                                                          CHANGE
                                                                                    -------------------
                                                                1998       1997        $          %
                                                              --------   --------   --------   --------
(Provision) benefit for income taxes........................  $(1,208)    $ 380     $(1,588)      --
Effective tax rate..........................................     45.8%     31.5%

    The increase in the effective tax rate is primarily a result of the gain on the sale of the domestic wireless businesses. Excluding the gain on the sale of the domestic wireless businesses, the effective tax rate would have been
32.8 percent.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

                                                                        YEAR ENDED
                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Cash provided by operating activities.......................    $518       $564       $995

    Cash provided by operating activities decreased during 1999 due to merger costs paid during 1999 and the lack of operating cash from the domestic wireless operations which were sold in April 1998. Partially offsetting the decrease was the receipt of $365 of net income tax benefits in 1999, primarily for the carryback of the 1998 taxable loss to the 1996 consolidated tax return, and the receipt of $12 in international dividends from Westel Radiotelefon and Westel 900, the Company's European wireless investments in Hungary.

    Cash provided by operating activities decreased during 1998 due primarily to the sale of the domestic wireless operations in April 1998, as well as the payment of interest and Separation costs during the year. Partially offsetting the decrease in cash provided by operating activities were increased tax receipts of $85 from the Communications Group, the receipt of $51 in international dividends, primarily from Westel Radiotelefon and Westel 900, and the receipt of $40 in dividends from the AirTouch preferred stock.

    MediaOne Group expects that cash from operations will not be adequate to fund expected cash requirements in 2000. Additional funding will come from cash on hand and asset sales.

INVESTING ACTIVITIES

                                                                        YEAR ENDED
                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Cash provided by (used for) investing activities............   $4,856    $(2,401)   $(1,222)

    Total capital expenditures at MediaOne Group were $1,983, $1,726 and $1,522 during 1999, 1998 and 1997, respectively. The majority of capital expenditures were devoted to upgrading the domestic cable network and preparing for the provision of new and enhanced products and services. In 2000, capital expenditures are expected to range between $1.3 billion and $1.5 billion, primarily for the domestic cable and broadband business.

    During 1999, the Company invested $130 in international ventures, net of a $19 return of capital from a wireless investment in the United Kingdom. The remaining investments made in 1999 were primarily capital contributions and shareholder loans to cable investments in Belgium, the Netherlands, Poland, Japan, and Singapore, as well as wireless ventures in India and Indonesia.

    During 1998, the Company invested $583, net of a $45 return of capital from a wireless investment in the United Kingdom. Included in this amount was a total investment in Telewest of $525, made up of (a) $131 as a result of the Company's participation in a rights offering by Telewest in connection with that company's acquisition of General Cable, and (b) $394 by purchasing an additional
175 million Telewest shares from another Telewest shareholder. The remaining international investments made during 1998 were capital contributions to its cable investments in Belgium, the Netherlands, Japan and Singapore.

    For 1997, the Company invested $334 in international ventures in Belgium, India, Indonesia and Japan, and the purchase of an additional 40 percent interest in Fintelco. The total investment in Fintelco was subsequently sold in October 1997.

    The Company anticipates that investments in international ventures will approximate $30 in 2000 to fund the continued expansion in the Slovak Republic and India.

    Subsequent to year-end, MediaOne Group entered into an agreement to sell its Japanese cable and telephony investment. As part of the sale proceeds, the Company will be reimbursed for any capital contributions made after June 30, 1999, which totaled $41 as of December 31, 1999.

    During 1999, 1998 and 1997, the Company invested $104, $108 and $249, respectively, in domestic ventures, including $55 funded in 1999 related to the Company's funding obligations of PrimeStar. The remaining investments in domestic ventures for 1999 related to investments in various Internet content service providers. For investments made in 1998 and 1997, $64 and $213, respectively, related to contributions to PrimeCo for network build activity. PrimeCo was sold to AirTouch on April 6, 1998.

    MediaOne Group anticipates that the RoadRunner Joint Venture will require investor funding in 2000. As the Company suspended recording equity losses for the RoadRunner Joint Venture in April 1999, any capital contributions made by the Company to the joint venture will be expensed, up to the amount of unrecorded equity losses which approximate $50 as of December 31, 1999.

    MediaOne Group purchased various domestic cable systems and investments in 1998 totaling $92. Such purchases included a cable system in Michigan for $57 which serves approximately 31,000 cable subscribers.

    During the first quarter of 1997, the Company paid the cash portion of the Continental Acquisition consideration of $1,150 to the Continental shareowners.

    During 1999, MediaOne Group sold various investments resulting in net proceeds of $6,507 comprised of the following:

INVESTMENT DESCRIPTION                                        CASH PROCEEDS
----------------------                                        -------------
International investments:
  One 2 One.................................................      $5,607
  A2000.....................................................         229
  Optus shares..............................................         164
  Cable Plus................................................         150
  Telenet...................................................          95
  Listel....................................................          55
  Lyonnaise and other.......................................          29

CLEC Businesses.............................................          82
Miscellaneous assets of capital assets group................          64
Cable television systems sales..............................          32
                                                                  ------
Total.......................................................      $6,507
                                                                  ======

    In addition, in 1999, MediaOne Group received cash proceeds of $534 upon the exchange of its investment in AirTouch common stock for Vodafone ADRs and $9.00 per share cash proceeds. MediaOne Group also received $16 on the maturity of an option for FSA shares held by the Company, $11 on investment maturities, and net proceeds of $5 from various asset transactions, net of payments of $9 made to TWE and Cox Communications on the swap of cable systems.

    During 1998, MediaOne Group sold various investments resulting in net proceeds of $241, comprised of the following: (a) net proceeds of $77 related to the PrimeStar Contribution, (b) various cable systems for net proceeds of $50,
(c) residual shares in Enhance Financial Services Group, Inc., and shares of SportsLine USA, Inc. and Optus for total net proceeds of $46, (d) a cable programming investment for net proceeds of $38, and (e) miscellaneous investments for net proceeds of $30. In addition, MediaOne Group paid a net amount of $164 related to other activities as follows: (a) paid $215 related to the settlement of an interest rate swap agreement and the purchase of a related put option, (b) received proceeds of $71 on the sale of a note receivable,
(c) restricted $26 of cash related to Centaur, and (d) received $6 for miscellaneous asset sales.

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

FINANCING ACTIVITIES

                                                                        YEAR ENDED
                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Cash provided by (used for) financing activities............   $1,682    $(2,885)    $(801)

DEBT AND OTHER FINANCING ACTIVITY

    Total debt at December 31, 1999 was $10,179, an increase of $4,757 compared with December 31, 1998. The increase in debt outstanding was due primarily to new debt issuances totaling $2.8 billion, and non-cash transactions made up of the issuance of a $1.5 billion note payable to AT&T for the funding of the Comcast merger termination fee and a $1.4 billion increase in the fair market value of certain debt issued in 1998 whose redemption value is derived from the underlying shares' fair market value. Debt increases during the period were partially offset by debt maturities and redemptions totaling approximately $600. The remaining change in debt outstanding was due primarily to the repayment of commercial paper using the income tax refund received and proceeds generated by asset sales. See Note 10--Debt--to the Consolidated Financial Statements.

    In November 1999, MediaOne Group issued 26 million of 7.0 percent exchangeable notes (the "1999 Exchangeable Notes") with a total face value of $1,129, for net proceeds of $1,098. The 1999 Exchangeable Notes mature on November 15, 2002, and are mandatorily redeemable into cash and/or Vodafone American Depository Receipts ("ADRs"). Proceeds from the debt offering were invested in short term instruments, to be used for general corporate purposes.

    On September 23, 1999, MediaOne SPC VI ("MediaOne SPC VI"), a wholly-owned subsidiary of MediaOne Group, issued $717 of floating rate debt at 3-month LIBOR plus 0.5 percent and paid $216 to fix and pre-fund interest payments on the debt (the "Zero Coupon Swap"). The floating rate debt matures in equal quarterly installments beginning in the second quarter of 2003 and ending in the fourth quarter of 2005. Net proceeds from the debt offering were invested in short term instruments, to be used for general corporate purposes.

    On June 3, 1999, MediaOne SPC IV ("MediaOne SPC IV"), a wholly-owned subsidiary of MediaOne Group, issued $1,128 of floating rate debt at 3-month LIBOR plus 0.5 percent and paid $321 for a Zero Coupon Swap to fix and pre-fund interest payments on the debt. The floating rate debt matures in equal quarterly installments beginning in the second quarter of 2003 and ending in the second quarter of 2005. Net proceeds from the debt offering were used for general corporate purposes. As a result of the Vodafone merger, $105 of the debt issued by MediaOne SPC IV was repaid in August 1999 using the $9.00 per share cash proceeds received on the exchange of AirTouch common stock into Vodafone ADRs.

    On June 1, 1999, MediaOne Group redeemed 11.0 percent senior subordinated debentures with a carrying value of $345, including a debt premium of $45. The debt extinguishment resulted in an extraordinary gain of $17 (net of income tax expense of $11). In addition, the Company redeemed a third-party note for its carrying value of $12. MediaOne Group financed the redemptions with cash on hand.

    On May 15, 1999, DECS originally issued in 1996 matured and were redeemed for FSA shares held by the Company. The redemption resulted in a pretax gain of $21 ($14 after tax).

    On December 15, 1998, Centaur issued the Preference Shares for total net proceeds of $1,099, net of issuance costs of $31. Dividend and redemption payments on certain of the Preference Shares may only be made to the extent Vodafone pays dividends or redeems its outstanding preferred shares held by the Company. See Note 13--Minority Interest in Centaur Funding--to the Consolidated Financial Statements. Proceeds from the issuance of the Preference Shares were loaned to a subsidiary of the Company and used for general corporate purposes.

    In October 1998, MediaOne Group issued $500 of 9.04 percent Preferred Securities for net proceeds of $484. The proceeds from the issuance were used to redeem outstanding commercial paper and for general corporate purposes. MediaOne Group guarantees the payment of interest and redemption amounts to holders of the Preferred Securities.

    During August and September, 1998, MediaOne Group issued approximately $1,686 of 6.25 percent exchangeable notes (the "1998 Exchangeable Notes") for net proceeds of $1,642. The notes mature on

August 15, 2001, and are mandatorily redeemable at MediaOne Group's option into cash and/or AirTouch common stock. As a result of the Vodafone merger in June 1999, the terms of the 1998 Exchangeable Notes were modified so that the redemption value of the notes is based on Vodafone ADRs rather than AirTouch common stock. The number of Vodafone ADRs to be exchanged for each 1998 Exchangeable Note and/or the cash equivalent varies based upon the fair value of Vodafone ADRs.

    In December 1998, MediaOne Group also redeemed DECS originally issued in 1995. Such DECS were redeemed with shares of Enhance Financial Services Group, Inc., held by the Company.

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

MEDIAONE GROUP CREDIT RATINGS

    The following table provides credit ratings for MediaOne Group, primarily debt issued by MediaOne Group Funding, Inc., the financing subsidiary of MediaOne Group, and MediaOne. The credit ratings are all investment grade. MediaOne Group does not guarantee the outstanding senior and subordinated debt of MediaOne.

                                                         DUFF & PHELPS   STANDARD & POOR'S   MOODY'S
                                                         -------------   -----------------   --------
MEDIAONE GROUP
Senior Unsecured Debt..................................      BBB               BBB             Baa1
Commercial Paper.......................................      D-2               A-2             P-2
Preferred Securities...................................      BBB-              BB+             ba2
Centaur Preferred Shares-Series A......................   Not Rated         Not Rated          aa1
Centaur Preferred Shares-Series B & C..................   Not Rated          BBB+(1)            a3

MEDIAONE
Senior Debt............................................      BBB               BBB             Baa2

------------------------

(1) In February 1999, Standard & Poor's announced a methodology change for the rating of Preferred Securities and other similar instruments which is reflected above. This change is not a credit event.

    MediaOne Group's senior unsecured debt and MediaOne's senior debt were placed on credit watch with positive implications as a result of the Company's anticipated merger with AT&T. The Centaur preferred shares Series B and Series C were placed on credit watch for a possible downgrade by Standard & Poor's as a result of Vodafone's acquisition plans.

DIVIDENDS

    The Company paid dividends on the Communications Stock totaling $519 and $992 in 1998 and 1997, respectively. MediaOne Group no longer pays dividends on the Communications Stock as it has been canceled effective June 12, 1998, as a result of the Separation.

CASH FROM DISCONTINUED OPERATIONS

    Cash from discontinued operations was $4,953 in 1998 through the date of the Separation, and $1,091 in 1997. Such amounts consisted primarily of fundings to MediaOne Group for common dividends paid to Communications Stock shareowners, dividends paid by Dex to MediaOne Group, proceeds from the issuance of Communications Stock, and debt fundings and repayments between MediaOne Group and New U S WEST. Also included in the 1998 amounts were the $3.9 billion of debt assumed by New U S WEST in connection with the Dex Alignment, as well as $152 of net costs reimbursed to MediaOne Group as a result of the Separation and the Refinancing. The $3.9 billion payment by New U S WEST was used by MediaOne Group to repay commercial paper issued in the Refinancing.

OTHER FINANCING ACTIVITIES

    COMMITMENTS AND DEBT GUARANTEES. At December 31, 1999, MediaOne Group's international commitments and debt guarantees totaled approximately $330. This amount includes approximately $50 of outstanding debt guarantees assumed by MediaOne Group upon its acquisition of additional ownership interests in TITUS Communications Corporation, a broadband network operation in Japan, and Chofu Cable Television, a cable operation in Japan.

    As a result of an investment sale in 1999, an international subsidiary of the Company has been released as a guarantor of approximately $880 in debt. During 1999 and 2000, MediaOne Group entered into agreements to sell various international investments, and subsequent to 1999, certain other international investments were sold. Upon completion of the sales of these investments in the year 2000, the Company's international commitments and debt guarantees will be reduced by approximately $250.

    MediaOne Group's domestic commitments and debt guarantees at December 31, 1999 totaled approximately $180. This amount reflects the Company's release on a $75 letter of credit for PrimeStar as a result of PrimeStar's closing on the sale of its medium-powered business. The Company remains a guarantor for PrimeStar on a $25 letter of credit, which is included in the above total.

    DEBT FACILITIES. MediaOne Group maintains 364-day and 5-year revolving bank credit facilities totaling $2.0 billion to support its commercial paper program and to provide financing, all of which were available as of December 31, 1999.

    SHELF REGISTRATIONS. Under a registration statement filed with the Securities and Exchange Commission as of October 8, 1999, MediaOne Group is permitted to issue up to approximately $3.9 billion of new debt securities.

    SHARE REPURCHASE. On August 7, 1998, the Board of Directors of MediaOne Group authorized the repurchase of up to 25 million shares of the Company's common stock. The shares may be repurchased over the next three years, dependent on market and financial conditions. During 1999 and 1998, MediaOne Group purchased and placed into treasury approximately 830,000 and 8,682,000 shares of MediaOne Group Stock for a total costs basis of $46 and $352, respectively. From January 1, 2000 through February 29, 2000, the Company purchased 7,379,900 shares of MediaOne Group Stock for a total cost basis of $428.

    Prior to the Separation, Old U S WEST purchased and placed into treasury $31 of Communications Stock. All outstanding shares of Communications Stock held as treasury stock by Old U S WEST were canceled as of the Separation date.

    PREFERRED STOCK REDEMPTIONS. Effective November 15, 1999, MediaOne Group called for redemption the outstanding shares of the Company's 4.5 percent Series D Convertible Preferred Stock (the "Series D Preferred Stock"). The Company issued a total of 39,576,000 shares of MediaOne Group Stock in exchange for 19,997,525 shares of Series D Preferred Stock. See Note 16--Shareowners' Equity--to the Consolidated Financial Statements.

    On September 2, 1999, the Series C Preferred Stock holders exercised options to receive common shares of FSA held by the Company. As a result of the exercise of this option, the Series C Preferred Stock was effectively redeemed. See
Note 15--Preferred Stock Subject to Mandatory Redemption--to the Consolidated Financial Statements.

RISK MANAGEMENT

    MediaOne Group is exposed to market risks arising from changes in interest rates, foreign exchange rates and equity prices. Derivative financial instruments are used to selectively manage these risks. MediaOne Group does not use derivative financial instruments for trading purposes.

    INTEREST RATE RISK MANAGEMENT. MediaOne Group is exposed to interest rate risk from its cash and cash equivalents balances, investments in AirTouch preferred stock and other debt securities, and debt issued by the Company.

    A 10 percent decline in the December 31, 1999 weighted average interest rates affecting the Company's investments, partially offset by the AT&T note, the Series A Preference Shares and other miscellaneous floating rate debt for which the Company is liable, would result in an approximate $20 decline in net income. Conversely, a 10 percent increase in the December 31, 1999 weighted average interest rates would result in an approximate $20 increase in net income. The change in the Company's exposure to interest rate risk is due primarily to the large cash and cash equivalents balance at December 31, 1999 as compared with the balance in 1998, partially offset by the AT&T note.

    FOREIGN EXCHANGE RISK MANAGEMENT. MediaOne Group selectively enters into forward and option contracts to manage the market risks associated with fluctuations in foreign exchange rates after considering offsetting foreign exposures among international operations. The use of forward and option contracts allows MediaOne Group to fix or cap the cost of firm foreign investment commitments, the amount of foreign currency proceeds from sales of foreign investments, the repayment of foreign currency denominated receivables and the repatriation of dividends. The market values of foreign exchange positions, including hedging instruments, are continuously monitored and compared with predetermined levels of acceptable risk. All foreign exchange contracts have maturities of one year or less. As of December 31, 1999, the Company had no foreign exchange contracts outstanding.

    MediaOne Group is exposed to foreign exchange risk associated with its cash deposits, and a cost method investment denominated in British Pounds. A hypothetical 10 percent adverse change in the British Pound exchange rate as compared with the U. S. dollar would reduce the market value of the cash deposits and investment by approximately $20 as of December 31, 1999.

    The reduction in the Company's exposure to foreign currency risk on financial instruments as of December 31, 1999 as compared to the same period in 1998 is primarily due to the sale of MediaOne Group's investments in One 2 One and Cable Plus, offset by an increase in the value of the Company's cost method investment.

    EQUITY-PRICE RISK MANAGEMENT. MediaOne Group is exposed to market risks associated with equity security prices related to its investments in marketable equity securities. On a selective basis, MediaOne

Group enters into option contracts and exchangeable debt instruments to manage risks associated with fluctuations in equity security prices.

    The table below presents the approximate impact of hypothetical movements in the equity security prices related to MediaOne Group's combined position in marketable equity securities and derivative contracts. The hypothetical change in stock prices movements is based upon the historical trading volatility of the stocks.

                                                           HYPOTHETICAL
                                                             CHANGE IN
                                                       12/31/99 STOCK PRICE    INCREASE IN   DECREASE IN
                                                       ---------------------   FAIR MARKET   FAIR MARKET
INVESTMENT                                             INCREASE    DECREASE       VALUE         VALUE
----------                                             ---------   ---------   -----------   -----------
Vodafone common stock including Exchangeable Notes
  and Collars........................................     30%         30%         $  380        $  440
Time Warner Telecom..................................     50%         50%            380           380
Internet related investments.........................     50%         50%            230           230
All other investments................................     30%         30%            110           110
                                                                                  ------        ------
Total................................................                             $1,100        $1,160
                                                                                  ======        ======

    The change in the Company's exposure to equity price risk as of December 31, 1999 is primarily due to the higher value of the Vodafone shares, partially offset by the Exchangeable Notes and the Collars, and the receipt of Time Warner Telecom shares from the TWE partnership.

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

COMPETITIVE AND REGULATORY ENVIRONMENT

CABLE AND BROADBAND--DOMESTIC

    REGULATORY. The Company's products and services are subject to varying degrees of regulation. The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") provided for the regulation of rates for certain tiered video services and for equipment and installation charges. Under the Telecommunications Act of 1996 (the "Telecommunications Act"), the regulation of all but basic service tier cable and equipment and installation rates was discontinued effective March 31, 1999 for the cable industry. The Telecommunications Act also eliminated certain cross-ownership restrictions among cable operations, broadcasters and multi-point multi-channel distributions services ("MMDS") operations and removed barriers to competition with local exchange carriers ("LECs").

    Rates in the Company's systems covered by its Social Contract with the Federal Communications Commission (the "FCC") remain subject to rate regulation until the Social Contract expires on December 31, 2000. The Social Contract, as amended, is a six-year agreement covering most of the Company's franchises. As part of the Social Contract, the Company agreed to, among other things, invest at least $1.7 billion in domestic system rebuilds and upgrades through the year 2000 to expand channel capacity and improve system reliability and picture quality. The investment commitment was met as of the end of 1998, and 70 percent of systems covered by the Social Contract had been upgraded to a minimum of 550 MHz and 47 percent had been upgraded to 750 MHz. The Company is continuing its efforts to upgrade systems covered by the Social Contract to a minimum of 550 MHz and has substantially completed the upgrade to 750 MHz of at least half of the systems covered by the Social Contract.

    On October 8, 1999, the FCC revised its rules on the number of cable subscribers that a company may reach and the method to identify cable ownership interests that would be attributable to a company. The revised rules maintained the original ruling that a cable operator may not own systems that reach more than 30 percent of United States homes. The calculation of the number of United States homes reached was modified, however, to include those households that subscribe to broadcast satellite and other multi-channel video programming distributors, effectively increasing the number of subscribers that a cable operator may serve. The FCC has voluntarily stayed the ownership rules pending the outcome of a court challenge to the original ownership rules. The Company believes that these new rules will not prevent the closing of the AT&T merger.

    Cable television systems are also subject to local regulation, typically imposed through the franchising process. Local officials may be involved in the initial franchise selection, franchise service area, construction standards, safety, rate regulation of the lowest tier of service and equipment and installation rates, customer service standards, billing practices, community-related programming and services, franchise renewal, and imposition of franchise fees.

    Currently, seven local franchise authorities, representing less than three percent of the Company's subscribers, are attempting to require MediaOne Group to allow unaffiliated Internet service providers ("ISPs") to connect to the cable network for the purpose of transmitting information between the ISPs' customers and the Internet. MediaOne Group believes that local governments, including franchising authorities, lack authority to force cable companies to provide network access to other ISPs and will vigorously defend against any such forced access mandates.

    In June 1998, the FCC issued formal rules providing for the retail sale of set-top television boxes which integrate security and non-security functions. On January 1, 2005, cable companies will no longer be permitted to sell or lease new integrated boxes to their subscribers. In addition, cable companies must provide subscribers with related security modules that plug into set-top boxes that are purchased from consumer electronics retailers by July 1, 2000. In February 1999, MediaOne Group partnered with various manufacturers of digital set-top boxes in order to provide an open conditional access system, which would be compliant with domestic OpenCable-TM- specifications. In May 1999, the FCC issued an interpretation of the above rules which clarified that the segregation requirements applied to digital and hybrid digital/ analog boxes only.

    COMPETITION. MediaOne Group's cable television systems generally compete with other providers of video programming for viewer attention and advertising dollars. Competitors include service providers such as television broadcasters, DBS, MMDS, local multi-point distribution services ("LMDS"), satellite master antenna service ("SMATV"), video tape rentals stores, movie theaters and live sporting events. In addition, as a result of the Telecommunications Act, certain LECs, including Regional Bell Operating Companies ("RBOCs"), are beginning to offer video programming in competition with the Company's cable services. The competition faced by the Company's cable systems is likely to increase in the future with the development and growth of new technologies.

    As MediaOne Group continues to offer additional services over its hybrid fiber-coax ("HFC") networks, MediaOne Group will face additional competition. Both the high speed Internet access and telephone services offered by MediaOne Group will face competition from other providers, including RBOCs and other incumbent LECs, interexchange carriers ("IXCs"), ISPs and other providers of local exchange and on-line services. The degree of competition will be dependent upon the state and federal regulations concerning entry, interconnection requirements and the degree of unbundling of the incumbent LECs' networks. Competition will be based upon product, service quality, breadth of services offered, and to a lesser extent on price.

    In November 1999, Congress passed the Satellite Home Viewer Improvement Act of 1999, which was signed by the President. This law allows DBS carriers to retransmit local television channels to their subscribers, making DBS much more competitive with cable systems. Such retransmission will require consent of the local channel owners after May 30, 2000.

INTERNATIONAL

    The Company's international broadband and wireless communications businesses also face significant competition in their respective markets. Competition is based upon price, geographic coverage and the quality of the services offered.

CONTINGENCIES

    During 1998, certain cable subsidiaries of the Company in Florida, Michigan, and Ohio were named as defendants in various class action lawsuits challenging such subsidiaries' policies for charging late payment fees when customers fail to pay for subscriber services in a timely manner. MediaOne Group does not anticipate that these lawsuits will have a material impact on the Company's results of operations.

YEAR 2000 READINESS

    The statements made herein relating to the Year 2000 are designated as Year 2000 Readiness Disclosures for purposes of the Year 2000 Information and Readiness Disclosure Act.

    At the date of this filing, the Company has experienced no material Year 2000 failures and, to MediaOne Group's knowledge, neither have any of its key vendors, suppliers or customers.

    MediaOne Group incurred approximately $52 of costs to implement its Year 2000 compliance program through the fourth quarter of 1999, of which $6 represented capitalized expenditures. Of the total costs incurred, approximately $45 were incremental to MediaOne Group. The funding of these costs was managed by the Company through its liquidity and capital resources plan.

FUTURE IMPLEMENTATION OF NEW ACCOUNTING STANDARDS

    In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133--An Amendment of SFAS No. 133," which deferred the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. As a result, the Company will adopt SFAS No. 133 in the year 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. Among other things, the statement requires that an entity recognize all derivative instruments on the balance sheet as either assets or liabilities, and to account for those instruments at fair value. The Company is evaluating the impact of SFAS No. 133.

    On December 3, 1999, the SEC issued Staff Accounting Bulletin ("SAB")
No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 summarizes the SEC's views on the application of GAAP to revenue recognition. The Company has reviewed SAB No. 101 and believes it is in compliance with the SEC's interpretation of revenue recognition.

OUTLOOK

    The outlook section contains "forward looking information" within the meaning of the Private Securities Litigation Reform Act of 1995. Although MediaOne Group believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. For a detailed listing of factors that could cause actual results to differ from the Company's expectations, see the "Safe Harbor Language" on page 13, incorporated herein by reference.

DOMESTIC CABLE AND BROADBAND BUSINESS

    The following expectations are based on the cable systems held as of December 31, 1999, and could be impacted by cable system acquisitions, dispositions or trades, as well as the AT&T merger.

    CONSOLIDATED REVENUES. The Company expects total revenue growth in the low teens during 2000. Total revenue includes video, high speed Internet access, telephone and other services. Revenue growth will be driven by the following:

     (i) Subscriber growth--As of year-end 2000, subscriber growth is expected to range between 1.5 and 1.7 percent, on a comparable basis.

     (ii) Digital video subscribers growth--By year-end 2000, the Company anticipates having 300,000 digital subscribers.

    (iii) High speed Internet access subscribers growth--By year-end 2000, the Company anticipates doubling its high speed Internet access customers to approximately 400,000 customers.

     (iv) Telephone customers growth--The digital telephone customer base is expected to more than double by year-end 2000, to 150,000 digital telephone subscribers.

    CONSOLIDATED EBITDA. EBITDA growth is expected to be in the low to mid teens in 2000, aided in part by high speed Internet access services which is expected to be EBITDA positive during 2000, and decreased EBITDA losses from telephone services.

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


               DOMESTIC                                  INTERNATIONAL
         CABLE AND BROADBAND           CABLE AND BROADBAND         WIRELESS COMMUNICATIONS
 C       MediaOne of Delaware
 O               100%
 N
 S
 O
 L
 I
 D
 A
 T
 E
 D

                 TWE                      Telewest (UK)                 One 2 One (UK)
                25.51%                        27.2%                          50%
                                           A2000 (KTA)             (Sold in October, 1999)
                                          (Netherlands)                   Westel 450
                                               50%                        (Hungary)
 E                                  (Sold in September, 1999)                49%
 Q                                       Cable Plus a.s.                  Westel 900
 U                                       (Czech Republic)                 (Hungary)
 I                                            97.1%                          49%
 T                                   (Sold in October, 1999)               EuroTel
 Y                                           Telenet                   (Czech & Slovak
                                            (Belgium)                     Republics)
 M                                             25%                          24.5%
 E                                   (Sold in November, 1999)      Polska Telefonia Cyfrowa
 T                                    Singapore Cablevision                (Poland)
 H                                         (Singapore)                      22.5%
 O                                             25%                         Russian
 D                                     Titus Communications           Telecommunications
                                          Corp. (Japan)              Development Corp.(1)
                                               60%                         (Russia)
                                      Chofu Cable Television                66.5%
                                             (Japan)               BPL Cellular Limited(1)
                                              33.3%                        (India)
                                                                             49%

(1) During fourth-quarter 1999, the Company no longer includes the operations of RTDC and BPL Cellular Limited in proportionate results to reflect the suspension of their equity losses in consolidated results.

PROPORTIONATE RESULT OF OPERATIONS--1999 COMPARED WITH 1998

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

                                                                                          CHANGE
                                                                                    -------------------
                                                                1999     1998(1)       $          %
                                                              --------   --------   --------   --------
PROPORTIONATE REVENUES
Domestic cable and broadband(2).............................   $6,044     $5,591      $453        8.1
International...............................................    1,715      1,456       259       17.8
Corporate and other(3)......................................        7         85       (78)     (91.8)
                                                               ------     ------      ----      -----
  Total proportionate revenues(4)...........................   $7,766     $7,132      $634        8.9
                                                               ======     ======      ====      =====
PROPORTIONATE EBITDA(5)
Domestic cable and broadband(2).............................   $2,322     $1,741      $581       33.4
International...............................................      352        205       147       71.7
Corporate and other.........................................      (63)       (68)        5       (7.4)
                                                               ------     ------      ----      -----
  Total proportionate EBITDA(4).............................   $2,611     $1,878      $733       39.0
                                                               ======     ======      ====      =====

------------------------

(1) 1998 amounts have been reclassified to conform with the current year presentation.

(2) The proportionate results are based on MediaOne Group's 25.51 percent pro rata priority and residual equity interests in reported TWE results. The reported TWE results are prepared in accordance with GAAP and have not been adjusted to report TWE's results on a proportionate basis.

(3) Primarily includes international directories.

(4) Amounts exclude proportionate revenues for the domestic wireless operations of $354 and proportionate EBITDA of $114 for 1998.

(5) Proportionate EBITDA represents MediaOne Group's equity interest in the entities multiplied by the entity's EBITDA. As such, proportionate EBITDA does not represent cash available to MediaOne Group.

PROPORTIONATE RESULTS OF OPERATIONS--1999 COMPARED WITH 1998

                                                                 DECEMBER 31,             CHANGE
                                                              -------------------   -------------------
PROPORTIONATE STATISTICS (IN THOUSANDS)                         1999       1998      AMOUNT       %
---------------------------------------                       --------   --------   --------   --------
Cable and broadband:(1)
  Domestic video subscribers................................    4,993      4,965         28       0.6
  Domestic homes passed.....................................    8,560      8,512         48       0.6
  Domestic HSD subscribers..................................      220         84        136      --
  Domestic telephone lines..................................       88         13         75      --

  International video subscribers...........................      432        993       (561)    (56.5)
  International homes passed................................    2,101      2,581       (480)    (18.6)
  International telephone lines.............................      523        487         36       7.4

International wireless:
  Subscribers...............................................    1,183      1,734       (551)    (31.8)
  POPs......................................................   17,394     72,754    (55,360)    (76.1)

------------------------

(1) The proportionate statistics exclude MediaOne Group's 25.51 percent pro rata priority and residual equity interests in reported TWE results.

    Normalized for the one-time effects of acquisitions, dispositions and other asset transactions, proportionate revenues increased $905, or 13.2 percent, and EBITDA increased $277, or 15.2 percent.

    DOMESTIC CABLE AND BROADBAND. During 1999, normalized for the one-time effects of cable system acquisitions and dispositions, proportionate revenues increased $569, or 10.4 percent. This is a result of increases in subscribers and revenue per subscriber mainly due to expanded channel offerings, repackaging of services and increased rates. Normalized for the one-time effects of cable system acquisitions and dispositions, proportionate EBITDA increased $125, or
7.4 percent. This increase is primarily a result of higher revenues, partially offset by higher programming fees, increased personnel costs related to customer service initiatives and costs associated with the deployment of high speed data services. Proportionate EBITDA related to TWE operations increased
77.1 percent. TWE's results benefited from improved cable, programming and filmed entertainment operations, and gains realized by asset sales.

    INTERNATIONAL. During 1999, normalized for asset dispositions, international cable and broadband proportionate revenues increased $80, or
18.9 percent, due primarily to customer growth at Telewest, and normalized proportionate international wireless revenues increased $361, or 26.7 percent, due to the 73.2 percent increase in the international wireless subscriber base to 1,183,000, on a comparable basis. The digital wireless operations in Hungary, the Czech and Slovak Republics, and Poland contributed significantly to the increase.

    During the same period, normalized international cable and broadband proportionate EBITDA increased $31, or 81.6 percent, primarily due to a decrease in MediaOne Group international staff costs and improved operations at Telewest. Normalized international wireless proportionate EBITDA increased $106, or
59.9 percent, due to the increase in the international wireless subscriber base.

    Proportionate international cable subscribers totaled 432,000 at December 31, 1999, a 15.5 percent increase over last year on a comparable basis. Telewest's cable television subscribers increased 10.5 percent over last year on a comparable basis.

PROPORTIONATE RESULTS OF OPERATIONS--1999 COMPARED WITH 1998

    CORPORATE AND OTHER. Corporate and other reflects corporate operations and the results of the international directories operations located in South America. During 1999, corporate proportionate revenues decreased $24, to a loss of $(4), primarily due to adjustments associated with the discontinuance of insurance policies on cellular phones, and other proportionate revenues decreased $54 due to the sale of the South American international directories operations in June 1999.

    Corporate EBITDA losses decreased $10, or 14.5 percent, to a loss of $(59) primarily due to decreased costs. Other EBITDA losses decreased $5, to a loss of $(4), due primarily to the sale of the South American international directories operations.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareowners of MediaOne Group, Inc.:

    We have audited the accompanying Consolidated Balance Sheets of MediaOne Group, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998, and the related Consolidated Statements of Operations, Shareowners' Equity and Cash Flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and this schedule based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MediaOne Group, Inc. and subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

    Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule appearing on page S-1 of this Form 10-K is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP
Denver, Colorado,
February 28, 2000.

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

                                          Charles M. Lillis
                                          PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                          Richard A. Post
                                          EXECUTIVE VICE PRESIDENT AND
                                          CHIEF FINANCIAL OFFICER

February 28, 2000

                              MEDIAONE GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                   DOLLARS IN MILLIONS
Sales and other revenues....................................  $ 2,695    $ 2,882    $ 3,847

Operating expenses:
  Cost of sales and other revenues..........................    1,069      1,013      1,255
  Selling, general and administrative.......................      749        926      1,305
  Depreciation and amortization.............................    1,248      1,182      1,257
                                                              -------    -------    -------
    Total operating expenses................................    3,066      3,121      3,817
                                                              -------    -------    -------
Operating income (loss).....................................     (371)      (239)        30

Interest expense............................................     (449)      (491)      (678)
Equity losses in unconsolidated ventures....................     (256)      (417)      (909)
Gains (losses) on investments:
  Sales of domestic investments.............................      510         54        206
  Sales and exit costs of international investments--net....    6,582         16        215
  Exchange of AirTouch investment...........................    2,482      --         --
  Sale of domestic wireless investment......................    --         3,869      --
  PrimeStar investment......................................      (49)      (163)     --
Minority interest expense in Centaur Funding................     (122)     --         --
Guaranteed minority interest expense........................      (95)       (74)       (87)
Merger costs................................................   (1,810)     --         --
Other income--net...........................................      309         83         16
                                                              -------    -------    -------
Income (loss) from continuing operations before income
  taxes.....................................................    6,731      2,638     (1,207)
(Provision) benefit for income taxes........................   (3,217)    (1,208)       380
                                                              -------    -------    -------
Income (loss) from continuing operations....................    3,514      1,430       (827)

Income from discontinued operations--net of tax:
  Results of operations.....................................    --           747      1,524
  Gain on Separation........................................    --        24,461      --
                                                              -------    -------    -------
Income before extraordinary item............................    3,514     26,638        697
Extraordinary item--early extinguishment of debt--net of
  tax.......................................................       17       (333)     --
                                                              -------    -------    -------
NET INCOME..................................................  $ 3,531    $26,305    $   697
                                                              =======    =======    =======
Preferred stock dividends and accretion.....................      (49)       (55)       (52)
Loss on redemption of preferred securities..................      (28)       (53)     --
                                                              -------    -------    -------
EARNINGS AVAILABLE FOR COMMON STOCK(1)......................  $ 3,454    $26,197    $   645
                                                              =======    =======    =======

------------------------

(1) In 1998 the Company distributed $25,345 as a dividend to New U S WEST stockholders upon the Separation representing the fair value of the businesses comprising New U S WEST.

   The accompanying notes are an integral part of the Consolidated Financial
                                  Statements.

                              MEDIAONE GROUP, INC.

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                   IN THOUSANDS, EXCEPT
                                                                    PER SHARE AMOUNTS
MEDIAONE GROUP STOCK(1)

BASIC EARNINGS (LOSS) PER COMMON SHARE:
  Income (loss) from continuing operations..................  $   5.62   $   2.18   $  (1.45)
  Income from discontinued operations(2)....................     --          0.26       0.57
  Gain on Separation........................................     --         40.25      --
  Extraordinary item--early extinguishment of debt..........      0.03      (0.55)     --
                                                              --------   --------   --------
Basic earnings (loss) per common share......................  $   5.65   $  42.14   $  (0.88)
                                                              ========   ========   ========
BASIC AVERAGE COMMON SHARES OUTSTANDING.....................   611,623    607,648    606,749
                                                              ========   ========   ========
DILUTED EARNINGS (LOSS) PER COMMON SHARE:
  Income (loss) from continuing operations..................  $   5.32   $   2.10   $  (1.45)
  Income from discontinued operations(2)....................     --          0.24       0.57
  Gain on Separation........................................     --         37.46      --
  Extraordinary item--early extinguishment of debt..........      0.03      (0.51)     --
                                                              --------   --------   --------
Diluted earnings (loss) per common share(3).................  $   5.34   $  39.29   $  (0.88)
                                                              ========   ========   ========
DILUTED AVERAGE COMMON SHARES OUTSTANDING...................   654,911    652,955    606,749
                                                              ========   ========   ========

------------------------

(1) For additional earnings per share information of MediaOne Group Stock and earnings per share information of Communications Stock, see
    Note 17--Earnings Per Share--to the Consolidated Financial Statements.

(2) Amounts represent the operations of U S WEST Dex, Inc., which were discontinued as of June 12, 1998.

(3) Amounts may not add due to rounding of components.

   The accompanying notes are an integral part of the Consolidated Financial
                                  Statements.

                              MEDIAONE GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                                              DOLLARS IN MILLIONS
                                     ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 7,471    $   415
  Accounts and notes receivable, less allowance for credit
    losses of $20 and $31, respectively.....................      489        255
  Income tax receivable.....................................    --           375
  Current portion of deferred tax asset.....................       69         74
  Prepaid and other.........................................       29         33
  Marketable securities.....................................       62         48
                                                              -------    -------
Total current assets........................................    8,120      1,200

Property, plant and equipment-net...........................    5,090      4,069
Investment in Vodafone Group / AirTouch Communications......    8,718      5,919
Investment in Time Warner Entertainment.....................    2,597      2,442
Net investment in international ventures held for sale......      938      --
Net investment in international ventures....................    --         1,344
Intangible assets--net......................................   11,507     11,647
Other assets................................................    2,816      1,571
                                                              -------    -------
Total assets................................................  $39,786    $28,192
                                                              =======    =======

                       LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
  Short-term debt...........................................  $ 1,506    $   569
  Accounts payable..........................................      350        332
  Employee compensation.....................................       92         80
  Deferred revenue and customer deposits....................      174         87
  Current income taxes payable..............................    1,552      --
  Other.....................................................      571        546
                                                              -------    -------
Total current liabilities...................................    4,245      1,614

Long-term debt..............................................    8,673      4,853
Deferred income taxes.......................................    7,711      6,035
Deferred credits and other..................................      168        641

Commitments and contingencies

Minority interest in Centaur Funding........................    1,113      1,099
Company-obligated mandatorily redeemable preferred
  securities of subsidiary trust holding solely
  Company-guaranteed subordinated debentures................    1,060      1,061
Preferred stock subject to mandatory redemption.............       50        100
Shareowners' equity:
  Series D Preferred Stock--$1.00 per share par value,
    20,000,000 shares authorized, zero and 19,999,478 shares
    issued and outstanding..................................    --           927
Common shares--
  MediaOne Group Stock--$0.01 per share par value,
    2,000,000,000 shares authorized, 669,148,081 and
    630,915,792 issued, and 647,361,370 and 603,475,920
    outstanding, respectively...............................   11,448     10,324
  Retained earnings.........................................    4,123        669
  Accumulated other comprehensive income....................    1,195        869
                                                              -------    -------
Total shareowners' equity...................................   16,766     12,789
                                                              -------    -------
Total liabilities and shareowners' equity...................  $39,786    $28,192
                                                              =======    =======

   The accompanying notes are an integral part of the Consolidated Financial
                                  Statements.

                              MEDIAONE GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                   DOLLARS IN MILLIONS
OPERATING ACTIVITIES
Net income..................................................   $3,531    $ 26,305   $   697
Adjustments to net income:
  Discontinued operations...................................    --           (747)   (1,524)
  Gain on Separation........................................    --        (24,461)    --
  Extraordinary (gain) loss on debt extinguishment..........      (17)        333     --
  Depreciation and amortization.............................    1,248       1,182     1,257
  Equity losses in unconsolidated ventures..................      256         417       909
  Merger costs..............................................    1,810       --        --
  Gains on sales of domestic investments....................     (510)        (54)     (206)
  Net gain on sales and exit costs of international
    investments.............................................   (6,582)        (16)     (215)
  Gain on exchange of AirTouch investment...................   (2,482)      --        --
  Gain on sale of domestic wireless investment..............    --         (3,869)    --
  Loss on PrimeStar investment..............................       49         163     --
  Deferred income taxes and amortization of investment tax
    credits.................................................    1,509       1,579      (149)
  Provision for uncollectibles..............................       31          42        74
Distribution from unconsolidated ventures...................       12          51         9
Separation costs paid.......................................    --           (140)    --
Changes in operating assets and liabilities
  Accounts and notes receivable, and other current assets...     (211)        120      (207)
  Accounts payable and accrued liabilities..................      127        (304)      239
  Current income taxes payable..............................    1,927       --        --
Other-net...................................................     (180)        (37)      111
                                                               ------    --------   -------
Cash provided by operating activities.......................      518         564       995
                                                               ------    --------   -------
INVESTING ACTIVITIES
Expenditures for property, plant and equipment..............   (1,983)     (1,726)   (1,522)
Payment to Continental Cablevision shareowners..............    --          --       (1,150)
Investments in international ventures.......................     (130)       (583)     (334)
Investments in domestic ventures............................     (104)       (108)     (249)
Purchase of miscellaneous assets............................    --            (92)      (25)
Proceeds from sales of investments..........................    6,507         241     1,827
Proceeds on exchange of investment in AirTouch..............      534       --        --
Cash from net investment in assets held for sale............    --             31       231
Other-net...................................................       32        (164)    --
                                                               ------    --------   -------
Cash provided by (used for) investing activities............    4,856      (2,401)   (1,222)
                                                               ------    --------   -------
FINANCING ACTIVITIES
Net proceeds from (repayments of) short-term debt...........     (314)        728    (3,556)
Proceeds from issuance of long-term debt-net................    2,330       1,642     4,123
Proceeds from issuance of Preferred Securities-net..........    --            484     --
Proceeds from issuance of common stock......................       97         144       106
Proceeds from issuance of Centaur Funding Preference
  Shares-net................................................    --          1,099     --
Repayments of long-term debt................................     (333)     (5,447)     (379)
Repayments of Preferred Securities..........................    --           (582)    --
Purchases of treasury stock.................................      (46)       (383)      (53)
Dividends paid on common stock..............................    --           (519)     (992)
Dividends paid on preferred stock...........................      (52)        (51)      (50)
                                                               ------    --------   -------
Cash provided by (used for) financing activities............    1,682      (2,885)     (801)
                                                               ------    --------   -------
Cash provided by discontinued operations....................    --          4,953     1,091
                                                               ------    --------   -------
CASH AND CASH EQUIVALENTS
  Increase..................................................    7,056         231        63
  Beginning balance.........................................      415         184       121
                                                               ------    --------   -------
  Ending balance............................................   $7,471    $    415   $   184
                                                               ======    ========   =======

   The accompanying notes are an integral part of the Consolidated Financial
                                  Statements.

                              MEDIAONE GROUP, INC.

                 CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY

                                    PREFERRED    COMMON    RETAINED
                                      STOCK      STOCK     EARNINGS      LESOP
                                     AMOUNT      AMOUNT    (DEFICIT)   GUARANTEE
                                    ---------   --------   ---------   ----------
                                                 DOLLARS IN MILLIONS
BALANCE DECEMBER 31, 1996.........    $920      $10,741    $     17      $ (91)
Issuance of Communications
  Stock...........................                  138
Issuance of MediaOne Group Stock..                   40
Purchase of treasury stock........                  (53)
Common dividends declared ($2.14
  per Communications share).......                           (1,034)
Preferred dividends...............       3                      (52)
Other.............................                   10          13         45
Comprehensive Income:
  Net income......................                              697
  Market value adjustments for
    debt and equity securities,
    net...........................
  Foreign currency translation....
    Other comprehensive income,
      net.........................
Total comprehensive income........
                                      ----      -------    --------      -----
BALANCE DECEMBER 31, 1997.........     923       10,876        (359)       (46)
Issuance of Communications
  Stock...........................                   24
Distribution of New U S WEST......                 (421)    (24,924)
Issuance of MediaOne Group Stock..                   81
Purchase of treasury stock........                 (383)
Common dividends declared ($0.535
  per Communications share).......                             (260)
Preferred dividends and
  accretion.......................       4                      (55)
Loss on redemption of Preferred
  Securities......................                              (53)
Other.............................                  147          15         46
Comprehensive Income:
  Net income......................                           26,305
  Market value adjustments for
    debt and equity securities and
    Exchangeable Notes, net.......
  Foreign currency translation....
    Other comprehensive income,
      net.........................
Total comprehensive income........
                                      ----      -------    --------      -----
BALANCE DECEMBER 31, 1998.........     927       10,324         669      --
Issuance of MediaOne Group Stock..                   97
Exchange of Series D Preferred
  Stock...........................    (931)         931
Purchase of treasury stock........                  (46)
Preferred dividends and
  accretion.......................       4                      (49)
Loss on redemption of Series C
  Preferred Stock.................                              (28)
Other.............................                  142
Comprehensive Income:
  Net income......................                            3,531
  Market value adjustments for
    debt and equity securities and
    Exchangeable Notes, net.......
  Foreign currency translation....
    Other comprehensive income,
      net.........................
Total comprehensive income........
                                      ----      -------    --------      -----
BALANCE DECEMBER 31, 1999.........    $--       $11,448    $  4,123      $--
                                      ====      =======    ========      =====

                                               ACCUMULATED OTHER
                                          COMPREHENSIVE INCOME/(LOSS)
                                    ----------------------------------------
                                                    UNREALIZED
                                      FOREIGN     GAIN/(LOSS) ON
                                     CURRENCY     DEBT AND EQUITY              COMPREHENSIVE
                                    TRANSLATION     SECURITIES       TOTAL         INCOME
                                    -----------   ---------------   --------   --------------
                                                       DOLLARS IN MILLIONS
BALANCE DECEMBER 31, 1996.........     $ (39)         $    1         $  (38)
Issuance of Communications
  Stock...........................
Issuance of MediaOne Group Stock..
Purchase of treasury stock........
Common dividends declared ($2.14
  per Communications share).......
Preferred dividends...............
Other.............................
Comprehensive Income:
  Net income......................                                                $   697
  Market value adjustments for
    debt and equity securities,
    net...........................                        24             24
  Foreign currency translation....       (56)                           (56)
                                                                     ------
    Other comprehensive income,
      net.........................                                      (32)          (32)
                                                                                  -------
Total comprehensive income........                                                $   665
                                       -----          ------         ------       =======
BALANCE DECEMBER 31, 1997.........       (95)             25            (70)
Issuance of Communications
  Stock...........................
Distribution of New U S WEST......
Issuance of MediaOne Group Stock..
Purchase of treasury stock........
Common dividends declared ($0.535
  per Communications share).......
Preferred dividends and
  accretion.......................
Loss on redemption of Preferred
  Securities......................
Other.............................
Comprehensive Income:
  Net income......................                                                $26,305
  Market value adjustments for
    debt and equity securities and
    Exchangeable Notes, net.......                       943            943
  Foreign currency translation....        (4)                            (4)
                                                                     ------
    Other comprehensive income,
      net.........................                                      939           939
                                                                                  -------
Total comprehensive income........                                                $27,244
                                       -----          ------         ------       =======
BALANCE DECEMBER 31, 1998.........       (99)            968            869
Issuance of MediaOne Group Stock..
Exchange of Series D Preferred
  Stock...........................
Purchase of treasury stock........
Preferred dividends and
  accretion.......................
Loss on redemption of Series C
  Preferred Stock.................
Other.............................
Comprehensive Income:
  Net income......................                                                $ 3,531
  Market value adjustments for
    debt and equity securities and
    Exchangeable Notes, net.......                       329            329
  Foreign currency translation....        (3)                            (3)
                                                                     ------
    Other comprehensive income,
      net.........................                                      326           326
                                                                                  -------
Total comprehensive income........                                                $ 3,857
                                       -----          ------         ------       =======
BALANCE DECEMBER 31, 1999.........     $(102)         $1,297         $1,195
                                       =====          ======         ======

   The accompanying notes are an integral part of the Consolidated Financial
                                  Statements.

                              MEDIAONE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE 1: BUSINESS OVERVIEW

    MediaOne Group, Inc. ("MediaOne Group" or the "Company") is a diversified global broadband communications company with domestic operations incorporating large clusters in Atlanta, Massachusetts, California, Chicago, Florida, Detroit, and Minneapolis/St. Paul, having the capability to offer video, high speed Internet access and telephone services simultaneously over its broadband network. Among its domestic investments, MediaOne Group owns an investment in Time Warner Entertainment Company, L.P. ("TWE" or "Time Warner Entertainment"), which provides cable programming, filmed entertainment and broadband communications services, and is the second largest cable television system operator in the United States. The Company also owns an interest in a joint venture to provide high speed Internet access services under the "RoadRunner" brand name (the "RoadRunner Joint Venture").

    Internationally, the Company owns various investments in international broadband and wireless ventures. As a result of the anticipated merger with AT&T Corp. ("AT&T") described below, MediaOne Group formalized a plan during 1999 to sell its international broadband and wireless investments, and, as a result, these investments are classified as held for sale on the Consolidated Balance Sheets. See Note 7--Net Investment In International Ventures--to the Consolidated Financial Statements.

AT&T MERGER

    On May 6, 1999, MediaOne Group entered into an agreement with AT&T to merge its operations with those of AT&T, and terminated the merger agreement previously entered into with Comcast Corporation ("Comcast"). On October 21, 1999, MediaOne Group's shareowners approved the merger with AT&T. The transaction is expected to close in the second quarter of 2000, subject to legal and regulatory approval.

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

                              MEDIAONE GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1: BUSINESS OVERVIEW (CONTINUED)
    In order to avoid disputes as to whether the AT&T merger would violate the non-competition provisions of the TWE partnership agreement, on August 3, 1999, MediaOne Group sent a notice of termination to TWE which terminated these non-competition provisions as to MediaOne Group. See Note 6--Investment in Time Warner Entertainment--to the Consolidated Financial Statements.

    In addition, Time Warner, Inc. ("Time Warner") has expressed its view that, absent Time Warner's consent, completion of the AT&T merger will violate the TWE partnership agreement unless AT&T and MediaOne Group delay completion of the merger at least until August 3, 2000, one year following delivery of the termination notice. While AT&T and MediaOne Group disagree with this view, if Time Warner's view prevails and if Time Warner does not consent to an earlier closing, AT&T and MediaOne Group may have to delay completing the merger to August 3, 2000. Any such delay could delay the ability to realize the expected financial and operating benefits of the merger.

    During 1999, MediaOne Group incurred total pretax merger costs of $1,810, comprised primarily of the $1.5 billion fee paid to Comcast to terminate the Company's merger agreement with Comcast as outlined in the Comcast merger agreement. The fee was funded by AT&T on the Company's behalf and AT&T received in exchange a note payable from MediaOne Group. See Note 10--Debt--to the Consolidated Financial Statements. Merger costs also included $310 of costs related to employee bonuses paid in accordance with the AT&T merger agreement, as well as change of control payments made to select employees which were triggered as a result of the shareowners' approval to merge with AT&T, and miscellaneous legal and advisory fees.

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

    The Separation was consummated pursuant to the terms of a separation agreement between MediaOne Group and New U S WEST (the "Separation Agreement"). The Company accounted for the distribution of New U S WEST stock to the Communications Group stockholders, and to the Media Group stockholders for the Dex Alignment, as a discontinuance of the businesses comprising New U S WEST. See Note 25--Discontinued Operations--to the Consolidated Financial Statements.

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

                              MEDIAONE GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1: BUSINESS OVERVIEW (CONTINUED)
    In connection with the Dex Alignment, (i) each holder of Media Stock received as a dividend .02731 shares of New U S WEST common stock for each share of Media Stock held (the "Dex Dividend"), and (ii) $3.9 billion of Old
U S WEST debt was refinanced by New U S WEST.

    In connection with the Separation, MediaOne Group refinanced substantially all of the indebtedness issued or guaranteed by Old U S WEST through a combination of tender offers, prepayments and consent solicitations (the "Refinancing"). On June 12, 1998, $4.9 billion notional medium and long-term debt was redeemed for a total cash redemption amount of $5.5 billion. MediaOne Group extinguished the debt by issuing commercial paper at a weighted-average interest rate of 5.85 percent. In accordance with the Separation Agreement, New U S WEST funded to MediaOne Group $3.9 billion related to the Dex Alignment. The Company used the funds to repay a portion of the amount of commercial paper issued in connection with the Refinancing. Debt extinguishment costs related to the Refinancing totaled $333 (net of income tax benefits of $209) and are reflected in the Consolidated Statements of Operations as an extraordinary item. In addition to refinancing costs, such costs included the difference between the market and face value of the debt redeemed and a charge for unamortized debt issuance costs. MediaOne Group financed the debt extinguishment costs by issuing commercial paper, net of a $140 reimbursement by New U S WEST for shared costs. Remaining commercial paper issued in connection with the Refinancing was subsequently repaid with proceeds generated from a debt offering in August 1998. See Note 10--Debt--to the Consolidated Financial Statements.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION. The Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiaries. Effective
January 1, 1999 for the Consolidated Statements of Operations, and December 31, 1998 for the Consolidated Balance Sheets, the Consolidated Financial Statements include the activity of the capital assets segment. Prior to this time, the capital assets segment had been reported as a net investment in assets held for sale. See Note 24--Net Investment In Assets Held For Sale--to the Consolidated Financial Statements. All significant intercompany amounts and transactions within continuing operations have been eliminated. Investments in less than majority-owned ventures not held for sale are generally accounted for using the equity method.

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

                              MEDIAONE GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    MediaOne of Delaware, Inc. ("MediaOne"), the domestic cable and broadband subsidiary of the Company, provides for depreciation of certain property, plant and equipment using various straight-line group methods and remaining economic lives. When depreciable property, plant and equipment accounted for on the group methods is retired, the original cost less the net salvage value is generally charged to depreciation. The Company's remaining assets are depreciated using the straight-line method. Gains or losses on disposal are included in income.

    The Company depreciates buildings between 10 to 35 years, cable distribution systems between 3 to 15 years, and general purpose computers and other between 3 to 20 years.

    Interest related to qualifying construction projects, including construction projects of equity method investees, is capitalized and reflected as a reduction of interest expense. Amounts capitalized were $16, $19 and $36 for the years ended 1999, 1998 and 1997, respectively.

    COMPUTER SOFTWARE. On January 1, 1999, the Company adopted Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires that certain costs of internal use software, whether purchased or developed internally, be capitalized and amortized over the estimated useful life of the software. Capitalized software costs are amortized over periods ranging up to 5 years. All other computer software costs not meeting the criteria of SOP 98-1 are expensed.

    At December 31, 1999 and 1998, capitalized computer software of $147 and $89, respectively, are recorded as a component of property, plant and equipment. MediaOne amortized capitalized computer software costs of $42, $13 and $10 in 1999, 1998 and 1997, respectively.

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

    Deferral accounting is used for foreign currency forward and purchased option contracts which qualify for and are designated as hedges of firm equity investment commitments and for forward and purchased

                              MEDIAONE GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) option contracts which qualify as hedges of future debt issues or investments in debt and equity securities. To qualify for deferral accounting, the contracts must have a high inverse correlation to the exposure being hedged, and reduce the risk or volatility associated with changes in foreign exchange rates, interest rates, or equity prices. Qualified foreign exchange contracts are carried at market value with gains and losses recorded in equity until sale of the investment. Qualified interest rate contracts are associated with the related debt and amortized as yield adjustments. Qualified interest rate and equity contracts associated with investments in debt or equity securities are carried at market value, with gains and losses recorded to the associated investment account. Any gain or loss on the termination of a contract that qualifies for deferral accounting would be deferred and accounted for with the underlying transaction being hedged. If a contract does not maintain the required correlation with the hedged item, deferral accounting is terminated and a gain or loss is recognized in the Consolidated Statement of Operations for the difference between the change in the fair value of the contract and the change in the fair value of the hedged item.

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

    REVENUE RECOGNITION. Cable television, local telephone and high speed Internet access services are generally billed monthly in advance, and revenues are recognized the following month when services are provided. Revenues derived from other cable television services, including pay-per-view and advertising, are recognized as the service is provided. Installation revenue is recognized as the service is provided, to the extent of direct selling costs, in accordance with SFAS No. 51, "Financial Reporting by Cable Television Companies."

    On December 3, 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 summarizes the SEC's views on the application of GAAP to revenue recognition. The Company has reviewed SAB No. 101 and believes that it is in compliance with the SEC's interpretation of revenue recognition.

    ADVERTISING COSTS. Costs related to advertising are expensed as incurred. Advertising expense was $75, $114 and $206 in 1999, 1998 and 1997, respectively.

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

                              MEDIAONE GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    NEW ACCOUNTING STANDARDS.  On January 1, 1999, MediaOne Group adopted
SOP 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 required, among other things, that the costs related to start-up activities of a new entity, facility, product or service be expensed. Adoption of SOP 98-5 did not have a material impact on the financial position or results of operations of the Company.

    FUTURE IMPLEMENTATION OF NEW ACCOUNTING STANDARDS. In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133--An Amendment of SFAS No. 133," which deferred the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. As a result, the Company will adopt SFAS No. 133 in the year 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. Among other things, the statement requires that an entity recognize all derivative instruments on the balance sheet as either assets or liabilities, and to account for those instruments at fair value. The Company is evaluating the impact of SFAS No. 133.

NOTE 3: DOMESTIC ACQUISITIONS, DISPOSITIONS AND OTHER

    CABLE SYSTEMS. During third quarter of 1999, MediaOne Group, Time Warner Cable, a division of Time Warner and TWE, and Cox Communications, Inc., ("Cox") completed the exchange of certain cable systems previously announced. Effective July 31, 1999, MediaOne Group exchanged cable systems in Ohio and Maine, serving approximately 280,000 subscribers, for Time Warner Cable cable systems in Massachusetts and New Hampshire, serving approximately 240,000 subscribers, and $40 in cash. Effective August 31, 1999, MediaOne Group exchanged cable systems in California, serving approximately 67,000 subscribers, and $39 in cash for Time Warner Cable cable systems in Georgia, serving approximately 72,000 subscribers; and MediaOne Group cable systems in Connecticut and Rhode Island, serving approximately 51,000 subscribers, and cash of $10 for Cox cable systems in Massachusetts, serving approximately 54,000 subscribers.

    As a result of the cable system trades with Time Warner Cable and Cox, MediaOne Group recognized a pretax gain of $368 ($226 after tax). The pretax gain is net of a $26 deferred gain related to a cable system traded with TWE, of which MediaOne Group owns a 25.51 percent interest. The deferred gain will be amortized to earnings over 15 years.

    MediaOne Group accounted for the cable systems acquired in the trades under the purchase method of accounting. The excess of the purchase price over the fair market value of net tangible assets acquired totaled $435 and will be amortized over 25 years. The purchase price allocation is based on preliminary information and may be modified upon the receipt of final asset appraisals.

    On October 13, 1998, MediaOne Group and Tele-Communications, Inc. ("TCI") signed a definitive agreement to exchange certain of MediaOne Group's cable television systems in Illinois and Michigan for certain of TCI's cable television systems in South Florida and California (the "TCI trade"). In
March 1999, TCI was acquired by AT&T. Effective on June 1, 1999, due to the proposed merger of MediaOne Group with AT&T, the companies deferred closing on the TCI trade until the merger with AT&T is completed. If the merger with AT&T does not occur, the TCI trade will take place as planned. In the meantime, the Company's cable systems in Illinois and Michigan will continue to be owned by MediaOne Group, but will be managed by AT&T, and the AT&T cable systems in South Florida and California will remain under both the ownership and management of AT&T. As a result of the deferral of the TCI trade, the Company

                              MEDIAONE GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3: DOMESTIC ACQUISITIONS, DISPOSITIONS AND OTHER (CONTINUED) recorded a $25 one-time depreciation and amortization charge to catch-up for depreciation and amortization expense suspended in the fourth quarter of 1998. Depreciation and amortization expense was suspended on these properties while they were held for sale.

    During the first quarter of 1999, MediaOne Group sold its cable television systems in Reno, Nevada and Mammoth and June Lake, California for total proceeds of $32, resulting in a pretax gain of $14. The cable systems served approximately 10,000 and 7,000 subscribers, respectively.

    In December 1998, the Company acquired Time Warner's cable systems in the cities of Dearborn and Wayne, Michigan for $57. The systems serve approximately 31,000 subscribers. In addition, during 1998, MediaOne Group sold various cable television systems in California, Idaho, Iowa and Washington, serving approximately 33,000 subscribers, for total proceeds of $50.

    ROADRUNNER JOINT VENTURE. On June 15, 1998, MediaOne Group formed the RoadRunner Joint Venture with Time Warner, TWE and Time Warner Entertainment-Advance/Newhouse Partnership ("TWE/AN") to deliver high speed Internet access services. The parties to the joint venture contributed certain of their respective high speed Internet access assets into the RoadRunner Joint Venture in exchange for common equity interests of approximately 31.4 percent for MediaOne Group, 10.7 percent for Time Warner, 25.0 percent for TWE and
32.9 percent for TWE/AN. Taking into account MediaOne Group's ownership in TWE, the Company would hold a 43.2 percent proportionate ownership in the venture. In addition, Microsoft Corporation and Compaq Computer Corporation each contributed $212.5 million for a respective 10 percent preferred equity investment in the RoadRunner Joint Venture. The preferred shares are convertible into a combined 20 percent common equity interest in the RoadRunner Joint Venture. MediaOne Group provides high speed Internet access services under the "RoadRunner" brand name.

    Assuming the conversion of the preferred shares and taking into account MediaOne Group's ownership in TWE, MediaOne Group would hold a proportionate diluted common equity interest in the RoadRunner Joint Venture of approximately
34.6 percent. MediaOne Group accounts for its investment in the RoadRunner Joint Venture under the equity method of accounting. As of April 1, 1999, MediaOne Group suspended recording equity losses for the RoadRunner Joint Venture as its investment had been reduced to zero and the Company had no future funding commitments to the venture. Unrecognized equity losses for the joint venture during 1999 totaled approximately $50.

    The RoadRunner Joint Venture is responsible for maintaining connections to the Internet, providing technical customer support and developing national content. The parties to the joint venture operate their respective high speed Internet access businesses and are responsible for their respective customers' billing and customer service issues. Accordingly, MediaOne Group continues to reflect high speed Internet access service revenues in its consolidated results, as well as a service fee payable to the RoadRunner Joint Venture for services provided.

    OTHER. Effective on March 31, 1999, MediaOne Group sold its investments in Continental Fiber Technologies, Inc. and Alternet of Virginia, Inc., providers of business telephony services in Jacksonville, Florida and Richmond, Virginia, respectively, for net proceeds of $82. The sale resulted in a pretax gain of $44. In addition, the capital assets group sold various leveraged leases for net proceeds of $64 and a pretax gain of $12.

    PRIMESTAR. Prior to April 1, 1998, the Company held a 10.4 percent interest in PrimeStar Partners, L.P. ("Old PrimeStar"). In addition, MediaOne Group distributed PrimeStar direct broadcast

                              MEDIAONE GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3: DOMESTIC ACQUISITIONS, DISPOSITIONS AND OTHER (CONTINUED) satellite ("DBS") services to subscribers in its service areas and, as a result, reflected consolidated operating results with respect to such subscribers. On April 1, 1998, the Company contributed its interest in Old PrimeStar, as well as its PrimeStar subscribers and certain related assets, to PrimeStar, Inc. ("PrimeStar"), a newly formed entity, in exchange for an approximate 10 percent interest in PrimeStar and $77 in cash (the "PrimeStar Contribution").

    In December 1998, PrimeStar management provided a business plan to its board of directors, of which MediaOne Group is a part. Additionally, in January 1999, Hughes Electronics Corporation ("Hughes") entered into an agreement to purchase PrimeStar's DBS assets. Based on its review of PrimeStar's business plan and on the anticipated sale to Hughes, the Company believed it would not receive proceeds on the sale of its investment in PrimeStar. As a result, MediaOne Group recorded a charge of $163 ($100 after tax) to reduce the carrying amount of its investment in PrimeStar to zero as of December 31, 1998.

    On March 31, 1999, certain PrimeStar shareholders, including MediaOne Group, signed a separate funding agreement to cover various operation and transition costs of the PrimeStar DBS medium-power business. On April 28, 1999, PrimeStar received required consents from lenders and closed the DBS medium-power business sale. As a result of these transactions, MediaOne Group was released as guarantor on a $75 letter of credit for PrimeStar. The Company remains a guarantor for PrimeStar on a $25 letter of credit. During 1999, MediaOne Group funded $55 in connection with the PrimeStar funding agreement, of which $49 ($30 after tax) was expensed in 1999.

NOTE 4: INVESTMENT IN VODAFONE GROUP / AIRTOUCH COMMUNICATIONS

    AIRTOUCH TRANSACTION. On April 6, 1998, MediaOne Group sold its domestic wireless businesses to AirTouch Communications, Inc. ("AirTouch") in exchange for (i) debt assumption of $1,350, (ii) the issuance to MediaOne Group of $1,650 in liquidation preference of 5.143 percent dividend bearing AirTouch preferred stock (fair value of $1,493), and (iii) the issuance to MediaOne Group of 59,314,000 shares of AirTouch common stock. The domestic wireless businesses included cellular communication services provided to 2.6 million customers in 12 western and midwestern states and a 25 percent interest in PrimeCo Personal Communications, L.P. ("PrimeCo"). The transaction resulted in a pretax gain of $3,869 ($2,257 after tax).

    VODAFONE/AIRTOUCH MERGER. Effective on June 30, 1999, AirTouch merged its operations into a subsidiary of Vodafone Group Public Limited Company ("Vodafone"). Under the terms of the Vodafone merger, each share of AirTouch common stock was converted into $9.00 in cash plus 1/2 of a Vodafone American Depository Receipt ("ADR"). The AirTouch preferred stock, consisting of 825,000 shares each of AirTouch 5.143 percent Class D Cumulative Preferred Stock, Series 1998, (the "Class D ATI Shares") and 5.143 percent Class E Cumulative Preferred Stock, Series 1998, (the "Class E ATI Shares" and together with the Class D ATI Shares, the "ATI Shares"), remained outstanding as preferred shares of AirTouch, a subsidiary of Vodafone, with the following modifications:
(a) the early redemption option on the Class D ATI Shares was eliminated,
(b) the maturity date on the Class E ATI Shares was extended to April 1, 2020, and (c) an extraordinary dividend of $25.00 per share, or a total of $21, was paid on August 16, 1999 on each Class E ATI Share.

    MediaOne Group recognized a pretax gain of $2,482 ($1,530 after tax) on the exchange and modification of its AirTouch common and preferred shares into Vodafone ADRs and preferred shares, and received $534 in cash related to its investment in AirTouch common stock. The pretax gain was the result of the difference between the cost basis and fair market value of the investment in AirTouch as of the

                              MEDIAONE GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4: INVESTMENT IN VODAFONE GROUP / AIRTOUCH COMMUNICATIONS (CONTINUED) effective date. MediaOne Group accounts for its investment in Vodafone under the cost method of accounting, as available for sale securities.

    In October 1999, Vodafone executed a five for one stock split of its Vodafone ADRs. References to Vodafone shares prior to the stock split will be referred to in the Notes to the Consolidated Financial Statements as "pre-split." On a consolidated basis as of December 31, 1999, MediaOne Group held a total of approximately 148,284,000 Vodafone ADRs.

    VODAFONE COLLAR. During May and September 1999, the Company contributed 11,662,000 shares of AirTouch common stock to MediaOne SPC IV ("MediaOne
SPC IV"), and 3,600,000 pre-split shares of its investment in Vodafone ADRs to MediaOne SPC VI ("MediaOne SPC VI"), both wholly-owned subsidiaries of MediaOne Group. MediaOne SPC IV subsequently entered into a series of purchased and written options (the "SPC IV Collar") on its AirTouch common shares and issued $1,128 in debt. MediaOne SPC VI also entered into a series of purchased and written options (the "SPC VI Collar" and together with the SPC IV Collar, the "Collars") on its Vodafone ADRs and issued $717 in debt. See Note 10--Debt--to the Consolidated Financial Statements. Upon the Vodafone merger in June 1999, the SPC IV Collar was automatically transferred to Vodafone ADRs and the put and call prices were adjusted accordingly. As of December 31, 1999, MediaOne SPC IV holds approximately 29,154,000 Vodafone ADRs and MediaOne SPC VI holds approximately 18,000,000 Vodafone ADRs.

    The Collars have been designated and are effective as a hedge of the market risk associated with the Company's investment in Vodafone ADRs. The Collars are therefore carried at intrinsic value with gains or losses recorded in equity as a component of other comprehensive income together with any change in the fair value of the Vodafone ADRs. As of December 31, 1999, the Company recorded a loss in equity of $19 related to the Collars.

    At expiration of the SPC IV Collar, the Company will receive cash if the market value of a Vodafone ADR is less than approximately $34.00 per share, effectively eliminating downside risk on the stock below $34.00. Conversely, if the market value of a Vodafone ADR is greater than approximately $49.00 per share, the Company will be required to pay cash which will be offset by the corresponding increase in the value of the Vodafone ADRs. The SPC IV Collar expires quarterly, in equal installments, starting in the second quarter of 2003 and ending in the second quarter of 2005.

    At expiration of the SPC VI Collar, the Company will receive cash if the market value of a Vodafone ADR is less than approximately $40.00 per share, effectively eliminating downside risk on the stock below $40.00 per share. Conversely, if the market value of a Vodafone ADR is greater than approximately $58.00 per share, the Company will be required to pay cash which will be offset by the corresponding increase in the value of the Vodafone ADRs. The SPC VI Collar expires quarterly, in equal installments, starting in the second quarter of 2003 and ending in the fourth quarter of 2005.

    MediaOne Group intends to use proceeds from the sale of the Vodafone ADRs to fund any cash obligations related to the Collars.

    AIRTOUCH INTEREST RATE SWAP AGREEMENT. Prior to the Vodafone merger, MediaOne Group accounted for its investment in AirTouch stock under the cost method of accounting, as available for sale securities. The AirTouch preferred stock was reported at fair value on the Consolidated Balance Sheet, in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." To minimize MediaOne Group's exposure to fluctuations in the fair value of the AirTouch preferred stock, the Company entered into an interest rate swap agreement in April 1998 and an interest rate option

                              MEDIAONE GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4: INVESTMENT IN VODAFONE GROUP / AIRTOUCH COMMUNICATIONS (CONTINUED) agreement in October 1998. The interest rate swap agreement matured in October 1998, and the interest rate option agreement in December 1998.

    During September 1998, the change in the value of the AirTouch preferred stock and interest rate swap did not achieve the required correlation to continue deferral accounting. Consequently, the Company recognized a net loss of $31 (net of income tax benefits of $19) in other income for the change in the fair value of the AirTouch preferred stock not offset by the fair value of the interest rate swap agreement, in accordance with SFAS No. 80, "Accounting for Futures Contracts." In addition, the Company recorded a charge of $12 (net of income tax benefits of $8) for the purchase of the interest rate option offset by a gain on the portion of the interest rate option associated with the issuance of Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely Company-guaranteed subordinated debentures ("Preferred Securities"). The gain on the interest rate option associated with the Preferred Securities was $6 (net of income tax expense of $4).

NOTE 5: OPERATING SEGMENTS

    The Company reports on its operating segments in accordance with SFAS
No. 131, "Disclosures about Segments of an Enterprise and Related Information." Operating segments are components of an enterprise for which separate financial information is available and which is evaluated regularly by the Company's chief operating decision maker, or decision making group, in deciding how to allocate resources and assess performance. Operating segments are managed separately and represent strategic business units that offer different products and serve different markets.

    The Company's reportable segments include: (1) domestic cable and broadband,
(2) international services, and (3) other. The domestic cable and broadband segment is comprised of MediaOne and Multimedia Ventures. MediaOne consists of cable television properties serving 5.0 million domestic subscribers and passing
8.6 million domestic homes. Multimedia Ventures includes the Company's equity interest in Time Warner Entertainment. The international services segment includes the cable and broadband and wireless communications operations located abroad, in addition to international corporate overhead. Other includes the discontinued operations of New U S WEST, capital assets (which was held for sale until December 31, 1998), investments in domestic interactive services, the domestic wireless business (which was sold in April 1998 in conjunction with the AirTouch Transaction), the international directories operations (of which the wholly owned operations in the United Kingdom and Poland were sold in 1997), and corporate overhead.

    MediaOne Group believes that proportionate financial data facilitates the understanding and assessment of its results. Therefore, "Sales and Other Revenues" for each segment is presented on a proportionate basis. Proportionate results reflect the relative weight of MediaOne Group's ownership in each of its respective domestic and international equity ventures together with the consolidated results of its subsidiaries. In addition, the Company believes earnings before interest, taxes, depreciation, amortization and other ("EBITDA") is an important indicator of the operating performance of its businesses. As such, EBITDA is also presented, on a proportionate basis, for each segment. The computation of EBITDA excludes gains on asset sales, equity losses, guaranteed minority interest expense, and restructuring charges. Adjustments made to "Sales and Other Revenues" and EBITDA to arrive at proportionate results are reversed in the column labeled "Eliminations and Adjustments," in conformance with SFAS No. 131, so that in total, "Sales and Other Revenues" and EBITDA reflect consolidated results. All other line items presented in the tables reflect consolidated results.

                              MEDIAONE GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5: OPERATING SEGMENTS (CONTINUED)
    Consolidated results for the operating segments reflect the accounting policies described in Note 2--Summary of Significant Accounting Policies--to the Consolidated Financial Statements. Intersegment sales and transfers are accounted for at fair value as if the sales were to third parties. For proportionate results, the ventures' management determines its accounting policies.

    Industry segment financial information follows:

                                        DOMESTIC CABLE
                                         & BROADBAND
                                    ----------------------
                                               MULTIMEDIA                                ELIMINATIONS
                                    MEDIAONE   VENTURES(1)   INTERNATIONAL    OTHER     & ADJUSTMENTS    CONSOLIDATED
                                    --------   -----------   -------------   --------   --------------   ------------
1999
Sales and other revenues..........  $ 2,686      $3,358         $1,715       $     7        $(5,071)        $ 2,695
EBITDA(2).........................      980       1,342            352           (63)        (1,734)            877
Net income (loss).................     (161)        114          3,954          (376)       --                3,531
Equity gains (losses) in
  unconsolidated ventures.........      (10)        170           (392)          (24)       --                 (256)
Total assets......................   17,270       3,394          1,885        17,237        --               39,786
Investments in equity ventures....       38       2,597            741             5        --                3,381
Capital expenditures..............    1,960       --                 1            22        --                1,983
1998
Sales and other revenues..........  $ 2,467      $3,124         $1,456       $   439        $(4,604)        $ 2,882
EBITDA(2).........................      941         800            205            46         (1,049)            943
Net income (loss).................     (536)        (11)          (317)       27,169        --               26,305
Equity gains (losses) in
  unconsolidated ventures.........      (24)          7           (352)          (48)       --                 (417)
Total assets......................   16,003       2,551          2,308         7,330        --               28,192
Investments in equity ventures....       46       2,442          1,083            71        --                3,642
Capital expenditures..............    1,618       --                12            96        --                1,726
1997
Sales and other revenues..........  $ 2,323      $2,887         $1,230       $ 1,471        $(4,064)        $ 3,847
EBITDA(2).........................      930         711             77           300           (731)          1,287
Net income (loss).................     (402)        (21)          (488)        1,608        --                  697
Equity gains (losses) in
  unconsolidated ventures.........      (22)         13           (775)         (125)       --                 (909)
Total assets......................   15,719       2,534          2,164         6,366        --               26,783
Investments in equity ventures....       61       2,486            624           523        --                3,694
Capital expenditures..............    1,216       --                21           265        --                1,502

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

                              MEDIAONE GROUP, INC.

NOTE 5: OPERATING SEGMENTS (CONTINUED)

    A portion of general and administrative costs, including executive management, legal, tax, accounting and auditing, treasury, strategic planning and public policy services, are directly assigned to the Company's subsidiaries based on actual utilization or are allocated based on operating expenses, number of employees, external revenues, average capital and/or average equity.

    Total assets are those assets and investments that are used in, or pertain to, each segment's operations. The "Other" column includes primarily cash; debt and equity securities; net assets of discontinued operations and net investment in assets held for sale for the capital assets segment in 1997; the domestic wireless businesses; investments in domestic interactive services; and other corporate assets.

    The following table presents a geographic breakout for proportionate revenues and EBITDA and a reconciliation to consolidated amounts:

YEAR ENDED DECEMBER 31,                                         1999       1998       1997
-----------------------                                       --------   --------   --------
PROPORTIONATE REVENUE:
  United States.............................................   $6,040     $5,966     $6,571
  United Kingdom............................................      999        856        609
  Central Europe............................................      625        510        378
  Asia and other............................................      102        154        353
                                                               ------     ------     ------
Proportionate revenue.......................................    7,766      7,486      7,911
Less: Proportionate adjustments.............................   (5,071)    (4,604)    (4,064)
                                                               ------     ------     ------
  Consolidated revenues.....................................   $2,695     $2,882     $3,847
                                                               ======     ======     ======
PROPORTIONATE EBITDA:
  United States.............................................   $2,261     $1,779     $1,937
  United Kingdom............................................      185        106        (23)
  Central Europe............................................      202        169        102
  Asia and other............................................      (37)       (62)         2
                                                               ------     ------     ------
Proportionate EBITDA........................................    2,611      1,992      2,018
Less: Proportionate adjustments.............................   (1,734)    (1,049)      (731)
                                                               ------     ------     ------
  Consolidated EBITDA.......................................   $  877     $  943     $1,287
                                                               ======     ======     ======

NOTE 6: INVESTMENT IN TIME WARNER ENTERTAINMENT

    On September 15, 1993, the Company acquired 25.51 percent pro-rata priority capital and residual equity interests ("equity interests") in Time Warner Entertainment for an aggregate purchase price of $2.553 billion. The remaining interest in TWE is owned by Time Warner. TWE owns and operates substantially all of the entertainment assets previously owned by Time Warner, consisting primarily of its filmed entertainment, programming-HBO and cable television businesses.

    In order to avoid disputes as to whether the AT&T merger would violate the non-competition provisions of the TWE partnership agreement, on August 3, 1999, MediaOne Group sent a notice of termination to TWE which terminated these non-competition provisions as to MediaOne Group. The non-competition provisions continue to apply to Time Warner. Delivery of the notice of termination permitted TWE to terminate most of MediaOne Group's management rights in TWE, which it did on August 4, 1999. Most of these rights would have terminated in any event upon the change of control of

                              MEDIAONE GROUP, INC.

NOTE 6: INVESTMENT IN TIME WARNER ENTERTAINMENT (CONTINUED)
MediaOne Group in the merger. The delivery of the termination notice and the resulting termination of management rights is irrevocable, however, even if the merger does not occur. The loss of these management rights may have a material adverse effect on the value of MediaOne Group's interest in TWE. Notwithstanding the notice of termination, MediaOne Group retains certain rights under the partnership agreement, including the right to approve such matters as a merger of TWE, TWE's entrance into new lines of business and the issuance of new partnership interests.

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

    Pursuant to the TWE Partnership Agreement, there are four levels of capital. From the most to least senior, the capital accounts are: senior preferred (held by the general partners); A preferred priority capital (held pro rata by the general and limited partners); B preferred priority capital (held by the general partners); and residual equity capital (held pro rata by the general and limited partners). Of the $2.553 billion contributed by the Company, $1.658 billion represents a preferred priority capital and $895 represents residual equity capital. The TWE Partnership Agreement provides for special allocations of income and distributions of partnership capital. Partnership income, to the extent earned, is allocated as follows: (1) to the partners so that the economic burden of the income tax consequences of partnership operations is borne as though the partnership was taxed as a corporation ("special tax allocations");
(2) to the partners' preferred capital accounts in order of priority described above, at various rates of return ranging from 8 percent to 13.25 percent; and
(3) to the partners' residual equity capital accounts according to their residual partnership interests. To the extent partnership income is insufficient to satisfy all special allocations in a particular accounting period, the unearned portion is carried over until satisfied out of future partnership income. Partnership losses generally are allocated in reverse order, first to eliminate prior allocations of partnership income, except senior preferred and special tax income, next to reduce initial capital amounts, other than senior preferred, then to reduce the senior preferred account, and finally, to eliminate special tax allocations.

                              MEDIAONE GROUP, INC.

NOTE 6: INVESTMENT IN TIME WARNER ENTERTAINMENT (CONTINUED)
    A summary of the contributed capital and priority capital rates of return follows:

                                                                   PRIORITY CAPITAL
                                                                       RATES OF         TIME      LIMITED PARTNERS
                                                                        RETURN         WARNER       (OWNERSHIP %)
                                      UNDISTRIBUTED   CUMULATIVE     (% PER ANNUM     GENERAL    -------------------
            PRIORITY OF                CONTRIBUTED     PRIORITY       COMPOUNDED      PARTNERS     TIME     MEDIAONE
        CONTRIBUTED CAPITAL            CAPITAL(A)     CAPITAL(B)    QUARTERLY)(D)      8.00%      WARNER     GROUP
------------------------------------  -------------   ----------   ----------------   --------   --------   --------
Senior preferred....................      $ -0-         $-0-(c)           8.00%        100.00%     --         --
A Preferred priority capital........      5,600         14,500           13.00%         63.27%    11.22%     25.51%
B Preferred priority capital........      2,900          7,700           13.25%        100.00%     --         --
Residual equity capital.............      3,300          3,300         --               63.27%    11.22%     25.51%

------------------------

(a) Represents the estimated fair value of net assets contributed as of formation of TWE, excluding partnership income or loss allocated thereto.

(b) Cumulative priority capital is not necessarily indicative of the fair value of the underlying priority capital interests.

(c) Net of $2,100 of cumulative cash distributions received by Time Warner.

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

    The Company accounts for its investment in TWE under the equity method of accounting. The excess of fair market value over the book value of total partnership net assets implied by the Company's initial investment was $5.7 billion. This excess is being amortized on a straight-line basis over 25 years. The Company's recorded share of TWE operating results represents allocated TWE net income adjusted for the amortization of the excess of fair market value over the book value of the partnership net assets. As a result of this amortization and the special income allocations described above, the Company's recorded pretax share of TWE's operating results before extraordinary item was $170, $7 and $11 in 1999, 1998 and 1997, respectively. The Company's 1999 recorded pretax share of TWE's operating results is net of a $21 deferred gain on the exchange of cable systems with MediaOne Group. MediaOne Group will amortize the gain to income over the next 15 years.

    As consideration for its expertise and participation in the cable operations of TWE, the Company earned a management fee of $130 over five years, ending in September 1998. The fee was payable over a four-year period beginning in 1995, and final payment was received in September 1998. Management fees of $18 and $26 were recorded to other income in 1998 and 1997. In addition, MediaOne purchases cable television programming from TWE and Time Warner at market prices. These services totaled $171, $168 and $110 in 1999, 1998 and 1997, respectively.

                              MEDIAONE GROUP, INC.

NOTE 6: INVESTMENT IN TIME WARNER ENTERTAINMENT (CONTINUED)
    Summarized financial information for TWE is presented below:

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
SUMMARIZED OPERATING RESULTS                                    1999       1998       1997
----------------------------                                  --------   --------   --------
Revenues....................................................  $13,164    $12,246    $11,318
Operating expenses(1,2).....................................    8,937     10,527      9,874
Interest and other expense, net(3,4)........................   (1,318)    (1,301)      (722)
Income before income taxes and extraordinary item...........    2,909        418        722
Income before extraordinary item............................    2,759        326        637
Net income..................................................    2,759        326        614

------------------------

(1) Includes depreciation and amortization of $1,364, $1,436 and $1,370, in 1999, 1998 and 1997, respectively.

(2) Operating expenses for 1999 include a net pretax gain of approximately $215 related to the early termination of a long-term distribution agreement with Metro-Goldwyn-Mayer, Inc., a net pretax gain of $97 related to the sale of an interest in CanalSatellite, and a one-time non-cash pretax charge of $106 relating to certain Warner Bros.' retail stores. Operating expenses are also reflected net of $2,119, $90 and $200 of net pretax gains related to the sale or exchange of certain cable television systems in 1999, 1998 and 1997, respectively.

(3) Includes corporate services of $73 in 1999, and $72 in each of 1998 and 1997, and minority interest expense of $422, $264 and $305 in 1999, 1998 and 1997, respectively.

(4) 1998 interest and other expense includes a charge of approximately $210 principally to reduce the carrying value of TWE's interest in PrimeStar. 1997 interest and other expense includes a gain of approximately $250 related to the sale of TWE's interest in E! Entertainment Television, Inc.

                                                                 DECEMBER 31,
                                                              -------------------
SUMMARIZED FINANCIAL POSITION                                   1999       1998
-----------------------------                                 --------   --------
Current assets(1)...........................................  $ 5,311    $ 4,183
Noncurrent assets(2)........................................   19,532     18,047
Current liabilities.........................................    5,723      4,936
Noncurrent liabilities, including minority interests........   11,971     11,584
Senior preferred capital....................................    --           603
Partners' capital(3)........................................    7,149      5,107

------------------------

(1) Includes cash of $517 and $87 at December 31, 1999 and 1998, respectively.

(2) Includes a loan receivable from Time Warner of $400 at December 31, 1998.

(3) Contributed capital is based on the estimated fair value of the net assets that each partner contributed to the partnership. The aggregate of such amounts is significantly higher than TWE's partners' capital as reflected in this Summarized Financial Position, which is based on the historical cost of the contributed net assets.

    TIME WARNER TELECOM.  On July 14, 1998, MediaOne Group received an
18.85 percent ownership interest in Time Warner Telecom, Inc. ("TW Telecom") as a result of TWE, TWE-A/N and Time Warner

                              MEDIAONE GROUP, INC.

NOTE 6: INVESTMENT IN TIME WARNER ENTERTAINMENT (CONTINUED) contributing the assets and liabilities of the Time Warner competitive local exchange business (the "Time Warner Telecom Business") into a newly formed entity. The Time Warner Telecom Business had been jointly operated by the parties to provide telephony services to business customers in their respective cable markets. TWE and TWE-A/N distributed their ownership interest in TW Telecom on a pro rata basis to Time Warner, MediaOne Group and Advance/Newhouse. Since the investment in TW Telecom resulted from a distribution by TWE, MediaOne Group's investment balance in TWE was reduced in 1998 by $48, the book value of the TW Telecom investment attributable to MediaOne Group.

    In May 1999, TW Telecom completed an initial public offering of its common stock. As of December 31, 1999, TW Telecom shares had a fair market value of $49.94 per share, resulting in the Company recording $716 of gross unrealized gains on its investment. MediaOne Group accounts for its investment in TW Telecom under the cost method of accounting, as available for sale securities, and includes the investment in "Other Assets" in the Consolidated Balance Sheet.

NOTE 7: NET INVESTMENT IN INTERNATIONAL VENTURES

    As a result of the anticipated merger with AT&T, MediaOne Group formalized a plan during 1999 to sell its international broadband and wireless investments, including its international consolidated entities, Cable Plus a.s. ("Cable Plus"), a cable operator in the Czech Republic, and Russian Telecommunications Development Corporation ("RTDC"), a Russian venture that holds various wireless investments. The carrying value of the net investments in international ventures are reflected as "net investments in international ventures held for sale" on the Consolidated Balance Sheet for 1999. In addition, during 1999, the results of operations of Cable Plus and RTDC are no longer consolidated with MediaOne Group's results but are rather reflected as part of "equity losses in unconsolidated ventures" in the Consolidated Statements of Operations.

    As a result of the decision to exit its international businesses, the Company recorded a $43 charge ($28 after tax) during 1999. The exit charge includes employee severance and foreign income tax settlement costs of $33 for 122 people, and lease termination, relocation and other costs of $10. The charge is reflected as a component of "gains on investments--sales and exit costs of international investments--net" in the Consolidated Statement of Operations. During 1999, the Company paid $6 related to this charge and 44 people left under the exit plan.

    COMBINED FINANCIAL RESULTS OF INTERNATIONAL EQUITY INVESTMENTS. The following table reflects summarized combined financial information for the Company's investments in international ventures accounted for on the equity method. For 1999, the information presented excludes a portion of the fourth-quarter 1999 activity related to the Company's investments in BPL Cellular Limited ("BPL Cellular") in India and RTDC since MediaOne Group suspended equity method accounting for these investments as the investments had been reduced below zero due to the recognition of equity losses and debt guarantees. Any suspended equity losses on these investments will need to be recognized to the extent MediaOne Group funds additional amounts to these ventures in the future. For 1999 and 1998, the information presented excludes activity related to the Company's investments in Binariang SDN BHD in Malaysia and PT ARIAWEST International ("ARIAWEST") in Indonesia. Both investments were determined to be

                              MEDIAONE GROUP, INC.

NOTE 7: NET INVESTMENT IN INTERNATIONAL VENTURES (CONTINUED) impaired at the end of 1997 and the Company terminated or suspended equity method accounting on these investments in 1998.

                                                                        YEAR ENDED
                                                                       DECEMBER 31,
                                                              ------------------------------
COMBINED RESULTS OF OPERATIONS                                  1999       1998       1997
------------------------------                                --------   --------   --------
Revenues....................................................   $3,352     $4,031     $3,353
Operating income (loss).....................................       90       (161)      (601)
Net loss....................................................     (642)      (948)    (1,696)

                                                                 DECEMBER 31,
                                                              -------------------
COMBINED FINANCIAL POSITION                                     1999       1998
---------------------------                                   --------   --------
Current assets..............................................  $ 1,071    $ 1,535
Property, plant and equipment--net..........................    8,580      7,889
Other assets................................................      628      2,541
                                                              -------    -------
Total assets................................................  $10,279    $11,965
                                                              =======    =======
Current liabilities.........................................  $ 1,706    $ 1,630
Long-term debt..............................................    6,111      7,388
Other liabilities...........................................      194      1,177
Equity......................................................    2,268      1,770
                                                              -------    -------
Total liabilities and equity................................  $10,279    $11,965
                                                              =======    =======

INVESTMENT DISPOSITIONS, ANNOUNCED AGREEMENTS AND OTHER

    ONE 2 ONE. On October 1, 1999, MediaOne Group sold its 50 percent ownership in Mercury Personal Communications ("One 2 One"), a wireless operation in the United Kingdom, to Deutsche Telekom for $5.7 billion, including approximately $190 for the repayment of shareholder loans owed to the Company. In connection with the sale of One 2 One, the Company entered into put options to minimize its exposure to declines in the exchange rate on the British Pound, for a cost of approximately $75. In September 1999, the Company unwound certain of the put options and entered into forward contracts related to the British Pound. The put options and forward contracts expired in October 1999. The cost of the put options and the settlement value on the forward contract was included in the calculation of the gain on the sale of One 2 One. The sale resulted in a pretax gain of $6,012 ($3,711 after tax).

    TELEWEST. On October 4, 1999, the Company signed an agreement to sell its interest in Telewest Communications plc ("Telewest"), a cable and telecommunications provider in the United Kingdom, to Microsoft Corporation ("Microsoft") for approximately 30 million shares of Microsoft common stock with a value of approximately $3.7 billion as of December 31, 1999. The terms and conditions of the sale are subject to certain approvals. The sale is expected to occur in 2000.

    In the fourth quarter of 1999, the Company entered into an agreement with Microsoft whereby the Company has the option to sell its Flextech plc ("Flextech") shares to Microsoft at a fixed price. As of December 31, 1999, MediaOne Group owned approximately 10,519,000 Flextech shares.

    During the fourth quarter of 1999, Telewest notified its shareholders of its intention to raise cash through a rights offering and use the proceeds to fund the acquisition of the remaining 50 percent of Cable

                              MEDIAONE GROUP, INC.

NOTE 7: NET INVESTMENT IN INTERNATIONAL VENTURES (CONTINUED)
London plc. MediaOne Group's interest in Telewest was diluted to 27.2 percent as the Company did not participate in the rights offering. The Company recorded a pretax gain of $157 ($97 after tax) to recognize the increase in the value of its interest in Telewest.

    At December 31, 1999 and 1998, the Company's interest in Telewest, which is the only equity method investment for which a quoted market price is available, had a market value of $3,527 and $1,803, respectively.

    On September 1, 1998, Telewest acquired General Cable plc ("General Cable"), a cable provider in the United Kingdom, for approximately $1.1 billion in stock and cash. Telewest raised cash for the acquisition through a rights offering to its existing shareholders, including MediaOne Group. MediaOne Group purchased
85 million new Telewest shares at a cost of $131. In addition, the Company recorded a gain in equity of $39, net of deferred taxes of $25, related to Telewest's acquisition of General Cable. On November 10, 1998, MediaOne Group purchased an additional 175 million Telewest shares from Southwestern Bell International Holdings at a price of $2.25 per share, or $394. At December 31, 1998, the Company held a 29.9 percent interest in Telewest.

    A2000. On September 3, 1999, United Pan-Europe Communications N.V. ("UPC") purchased MediaOne Group's interests in A2000, a cable operator located in the Netherlands, for proceeds of $229, including $14 for the repayment of shareholder loans and receivables owed to the Company. The sale resulted in a pretax gain of $154 ($94 after tax).

    CABLE PLUS. On October 27, 1999, the Company sold its interest in Cable Plus to UPC for proceeds of $150. The sale resulted in a pretax gain of $74 ($45 after tax).

    CENTRAL EUROPEAN WIRELESS. On October 22, 1999, MediaOne Group agreed to sell its interests in most of its Central European wireless ventures for $2 billion. These ventures include Polska Telefonia Cyfrowa, a wireless operator located in Poland, Westel 900 and Westel Radiotelefon, wireless operators located in Hungary, and RTDC. This transaction is expected to close in early 2000.

    In July 1998, Westel 900 repurchased shares of its stock. This repurchase resulted in an increase in MediaOne Group's interest in Westel 900 to
49.0 percent from 46.6 percent.

    LISTEL. On June 2, 1999, the Company sold its interest in Listel, a South American directories operation, to BellSouth Corporation, for proceeds of $55 and a pretax gain of $20 ($9 after tax).

    LYONNAISE. On September 8, 1999, the Company sold its interest in Lyonnaise Communications, a cable operator in France, for proceeds of $22, which resulted in a pretax gain of $10 ($6 after tax).

    OPTUS SHARES. During the first half of 1999, the Company disposed of its remaining investment in shares of Cable & Wireless Optus Limited ("Optus"), for net proceeds of $164 and a gain of $155 ($95 after tax). MediaOne Group had received 13.6 million shares of Optus in the first quarter of 1999 as a result of having met certain performance measures at Optus and purchased 5.6 million additional Optus shares related to the Company's anti-dilution rights. In addition, MediaOne Group had received 50 million Optus shares in November 1998 when it converted a note with Optus into Optus shares. The Company also acquired
24.2 million Optus shares, related to MediaOne Group's anti-dilution rights, in 1998 for $30. Such shares were subsequently sold in 1998 for $39, realizing a gain of $9 ($6 after tax).

                              MEDIAONE GROUP, INC.

NOTE 7: NET INVESTMENT IN INTERNATIONAL VENTURES (CONTINUED)
    In addition, during 1999, MediaOne Group recognized a $62 commission fee from Optus in income. The Company earned the fee as a result of Optus having met certain performance measures.

    TELENET. On November 19, 1999, MediaOne Group sold its interest in Telenet, a cable operator located in Belgium, to the remaining shareholders of Telenet for proceeds of $98, resulting in a gain of $44 ($27 after tax). In connection with the sale of Telenet, the Company entered into put options to minimize its exposure to declines in the exchange rate on Euro Dollars, for a cost of approximately $3. The cost of the put options was included in the calculation of the gain on the sale of Telenet.

    If within one year of MediaOne Group's sale to the Telenet shareholders this interest is subsequently sold, the Company is entitled to receive approximately 62 percent of the difference between the new transaction price and MediaOne Group's sale price.

    WATCHMARK. On July 16, 1999, MediaOne Group sold WatchMark, a wholly owned wireless network management software operation, to Lucent Technologies for proceeds of $7, resulting in a pretax loss of $1.

    TITUS AND CHOFU. During the second and third quarters of 1999, the Company increased its ownership in TITUS Communication Corporation ("TITUS"), a broadband network operation in Japan, and Chofu Cable Television ("Chofu"), a cable operation in Japan. As part of the acquisition, MediaOne Group assumed outstanding debt guarantees totaling approximately $50. During fourth quarter 1999, the Company made additional capital contributions, further increasing MediaOne Group's investment in TITUS to a total interest of 60 percent. As of December 31, 1999, MediaOne Group's interest in Chofu was 33.3 percent. Subsequent to year-end 1999, the Company entered into an agreement to sell its interests in TITUS and Chofu. See Note 23--Subsequent Events--to the Consolidated Financial Statements.

    ARIAWEST. On May 13, 1999, ARIAWEST reached an agreement to restructure its debt into a non-recourse debt facility. MediaOne Group will evaluate any probable funding obligations as they arise.

    OTHER. In 1997, MediaOne Group recorded a charge related to its investment in ARIAWEST for probable funding commitments. During fourth-quarter 1999, the Company redesignated $37 of this charge to RTDC for RTDC's debt guarantees and accounts receivable.

                              MEDIAONE GROUP, INC.

NOTE 7: NET INVESTMENT IN INTERNATIONAL VENTURES (CONTINUED)
    The Company's key equity method investments in international ventures follow:

                                                                  PERCENTAGE OF
                                                                    OWNERSHIP
                                                                   DECEMBER 31,
                                                              ----------------------
VENTURE(1)                                                      1999          1998
----------                                                    --------      --------
CABLE AND BROADBAND
Telewest Communications, United Kingdom.....................    27.2          29.9
A2000 (KTA), Netherlands(2).................................    --            50.0
Telenet, Belgium(2).........................................    --            25.0
Singapore Cablevision, Singapore............................    25.0          25.0
Titus Communications Corp., Japan...........................    60.0          25.0
Chofu Cable Television, Japan...............................    33.3          19.1
WIRELESS
One 2 One, United Kingdom(2)................................    --            50.0
Delta Telecommunications, Russia(3),(4).....................    42.5          42.5
Moscow Cellular Communications, Russia(3),(4)...............    22.0          22.0
Westel Radiotelefon, Hungary................................    49.0          49.0
Westel 900 GSM Mobile Telecommunications, Hungary...........    49.0          49.0
Eurotel Praha, Czech Republic...............................    24.5          24.5
Eurotel Bratislava, Slovak Republic.........................    24.5          24.5
Polska Telefonia Cyfrowa, Poland............................    22.5          22.5
BPL Cellular Limited, India(4)..............................    49.0          49.0

------------------------

(1) MediaOne Group sold its 50 percent investment in a South American directory operation in June 1999.

(2) MediaOne Group sold its interest in these investments during 1999.

(3) Investments are held by RTDC, owned 66.5 percent by the Company.

(4) The Company suspended equity method accounting for RTDC and BPL Cellular in the fourth quarter of 1999.

    At December 31, 1999 and 1998, the difference between the carrying amount and the Company's interest in the underlying equity of its international ventures was approximately $250 and $160, respectively.

    FOREIGN CURRENCY TRANSACTIONS. The Company selectively enters into forward and purchased option contracts to manage the market risks associated with fluctuations in foreign exchange rates after considering offsetting foreign exposures among international operations. The use of forward and purchased option contracts allows the Company to fix or cap the cost of firm foreign investment commitments, the amount of foreign currency proceeds from sales of foreign investments, the repayment of foreign currency denominated receivables and the repatriation of dividends. All foreign exchange contracts have maturities of one year or less. The use of such contracts was limited in 1999 and 1998. There were no foreign exchange contracts outstanding as of December 31, 1999 and December 31, 1998.

                              MEDIAONE GROUP, INC.

NOTE 7: NET INVESTMENT IN INTERNATIONAL VENTURES (CONTINUED)
    Forward contracts were selectively used to hedge foreign denominated proceeds from the sale of foreign investments and foreign denominated receivables during 1999 and 1998. Foreign currency pretax hedging losses of $1 was included in each of 1999 and 1998. The counterparties to these contracts are major financial institutions. The Company is exposed to credit loss in the event of nonperformance by these counterparties. The Company does not have significant exposure to an individual counterparty and does not anticipate nonperformance by any counterparty.

    For the years ended 1999, 1998 and 1997, the Company recorded foreign currency transaction pretax losses of $4, pretax gains of $13, and pretax losses of $40, respectively.

NOTE 8: PROPERTY, PLANT AND EQUIPMENT

    The composition of property, plant and equipment follows:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Land and buildings..........................................   $  308     $  117
Cable distribution systems..................................    4,754      3,736
General purpose computers and other.........................      947        785
Construction in progress....................................      677        299
                                                               ------     ------
                                                                6,686      4,937
Less accumulated depreciation...............................    1,596        868
                                                               ------     ------
Property, plant and equipment--net..........................   $5,090     $4,069
                                                               ======     ======

    Depreciation expense was $729, $657 and $727 for the years ended 1999, 1998 and 1997, respectively.

NOTE 9: INTANGIBLE ASSETS

    The composition of intangible assets follows:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Identified intangibles, primarily franchise value...........  $ 9,487    $ 9,089
Goodwill....................................................    3,635      3,741
                                                              -------    -------
                                                               13,122     12,830
Less accumulated amortization...............................    1,615      1,183
                                                              -------    -------
Total intangible assets--net................................  $11,507    $11,647
                                                              =======    =======

    Amortization expense for 1999, 1998 and 1997 was $519, $525 and $530, respectively.

                              MEDIAONE GROUP, INC.

NOTE 10: DEBT

SHORT-TERM DEBT

    The components of short-term debt follow:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Notes payable:
  Commercial paper..........................................   $--         $216
  AT&T note.................................................    1,500      --
Current portion of long-term debt...........................        6       353
                                                               ------      ----
Total.......................................................   $1,506      $569
                                                               ======      ====

    MediaOne Group maintains 365-day and 5-year revolving bank credit facilities totaling $2.0 billion to support its commercial paper program and to provide financing, all of which were available as of December 31, 1999. The weighted average interest rate on commercial paper was 6.09 percent at December 31, 1998.

    SHORT-TERM DEBT ISSUANCE. As a result of the termination of the Comcast merger, AT&T funded the $1.5 billion termination fee to Comcast on behalf of MediaOne Group, and MediaOne Group issued a note payable to AT&T. The AT&T note bears interest at 3-month LIBOR plus 0.15 percent and matures on December 31, 2000. The note is due on demand at any time following consummation of the merger between the Company and AT&T.

    SHORT-TERM DEBT MATURITIES. On May 15, 1999, $254 of Debt Exchangeable for Common Stock ("DECS") matured. In accordance with the terms of the original debt issuance, the DECS were redeemed for shares of Financial Security Assurance Holdings Ltd. ("FSA") held by the Company, resulting in a pretax gain of $21 ($14 after tax).

    On December 15, 1998, $130 of DECS matured and were redeemed for shares of Enhance Financial Services Group, Inc. ("Enhance") held by MediaOne Group, in accordance with the terms of the original debt issuance. In addition, the Company settled an option issued in 1997 for the purchase of MediaOne Group's residual shares of Enhance common stock at the DECS' maturity resulting in a pretax gain of $9. As a result of both transactions, the Company has disposed of its ownership in shares of Enhance.

    In connection with the sale of the domestic wireless businesses in April 1998, AirTouch assumed $1,350 of short-term debt from MediaOne Group.

LONG-TERM DEBT

    EXCHANGEABLE NOTES. During 1999 and 1998, the Company issued debt mandatorily redeemable at MediaOne Group's option into (i) Vodafone ADRs held by MediaOne Group, (ii) the cash equivalent, or (iii) a combination of cash and Vodafone ADRs, (the "Exchangeable Notes"). The maturity value of the Exchangeable Notes varies based upon the fair market value of a Vodafone ADR.

                              MEDIAONE GROUP, INC.

NOTE 10: DEBT (CONTINUED)
    Following is a summary of the Exchangeable Notes outstanding:

EXCHANGEABLE NOTES                                               1999              1998
------------------                                           -------------   -----------------
Interest Rate..............................................   7.0 percent      6.25 percent
Number of Shares...........................................   26 million       29 million(1)
Maturity Date..............................................  Nov. 15, 2002     Aug. 15, 2001
Issuance Date..............................................    Nov. 1999     Aug. & Sept. 1998
Gross Proceeds on Issuance.................................     $1,129            $1,686
Issuance Price per Share...................................    $43.4375           $58.125

New cost basis:(2)
  Total....................................................       n/a             $2,529
  Per share................................................       n/a             $87.212

------------------------

    (1) As a result of the exchange of two shares of AirTouch common stock for one Vodafone ADR, and the five for one split of Vodafone ADRs, the redemption value of the 1998 Exchangeable Notes is now based on 72,500,000 Vodafone ADRs.

    (2) As a result of the exchange of AirTouch common stock for Vodafone ADRs and $9.00 cash proceeds per share, the cost basis for the 1998 Exchangeable Notes was revised as shown.

    Debt proceeds were used by the Company to reduce outstanding commercial paper and for general corporate purposes.

    The redemption formula for the 1999 Exchangeable Notes is as follows:

    (a) If the fair market value of a Vodafone ADR is greater than or equal to $51.2563, each 1999 Exchangeable Note is equivalent to 0.8475 of a Vodafone ADR;

    (b) If the fair market value of a Vodafone ADR is less than or equal to $43.4375, each 1999 Exchangeable Note is equivalent to one Vodafone ADR; or

    (c) If the fair market value of a Vodafone ADR is less than $51.2563 but greater than $43.4375 per share, each 1999 Exchangeable Note is equivalent to a fraction of a Vodafone ADR equal to (i) the issuance price per 1999 Exchangeable Note of $43.4375 divided by (ii) the fair market value of one Vodafone ADR.

    Upon issuance of the 1998 Exchangeable Notes, their maturity value was based on the fair market value of AirTouch common stock. As a result of the Vodafone merger in June 1999, the terms of the 1998 Exchangeable Notes were modified so that the maturity value of the debt would be based on the fair market value of Vodafone ADRs. The redemption formula was also modified for the five for one Vodafone stock split.

                              MEDIAONE GROUP, INC.

NOTE 10: DEBT (CONTINUED)
    The number of Vodafone ADRs to be exchanged at maturity for each 1998 Exchangeable Note, and/or the cash equivalent, will be based upon a redemption value of $9.00 in cash plus 2 1/2 times the fair market value of a Vodafone ADR (the "Maturity Price"), as follows:

    (a) If the Maturity Price is greater than or equal to $71.75 per share, each 1998 Exchangeable Note is equivalent to .8101 of the Maturity Price;

    (b) If the Maturity Price is less than or equal to $58.125 per share, each 1998 Exchangeable Note is equivalent to the Maturity Price; or

    (c) If the Maturity Price is less than $71.75 per share but greater than $58.125 per share, each 1998 Exchangeable Note is equivalent to $58.125.

    The Exchangeable Notes are being accounted for as indexed debt instruments since the maturity value of the Exchangeable Notes is dependent upon the fair market value of the underlying Vodafone ADRs. For the 1999 debt issuance, the Company has eliminated the market risk on a decline in value of Vodafone ADRs below $43.4375 per share on 26,000,000 of the 148,284,000 Vodafone ADRs held by the Company. Conversely, MediaOne Group would be entitled to 15.25 percent of the fair market value in excess of $51.2563 per Vodafone ADR on 26,000,000 Vodafone ADRs. For the 1998 debt issuance, the Company has eliminated the market risk on a decline in value of Vodafone ADRs below $19.65 per share on 72,500,000 of the 148,284,000 Vodafone ADRs held by the Company. Conversely, MediaOne Group would be entitled to approximately 19 percent of the fair market value in excess of $25.10 per share on 72,500,000 Vodafone ADRs. At December 31, 1999, the Vodafone ADRs had a fair market value of $49.50 per share.

    Since the Vodafone ADRs are a cost method investment being accounted for as "available for sale" securities under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," changes in the maturity value of the Exchangeable Notes are being recorded in equity as unrealized gains or losses.

    The Exchangeable Notes are unsecured obligations of MediaOne Group, ranking equally in right of payment with all other unsecured and unsubordinated obligations of MediaOne Group.

    FLOATING RATE DEBT. On June 3, 1999 and September 23, 1999, MediaOne SPC IV and MediaOne SPC VI issued approximately $1,128 and $717 of floating rate debt, respectively, at 3-month LIBOR plus 0.5 percent. MediaOne SPC IV and MediaOne SPC VI also paid $321 and $216, respectively, to fix and pre-fund interest payments on approximately $1.1 billion and $700 notional amount of their respective debt through interest swap agreements (the "Zero Coupon Swap"). The MediaOne SPC IV debt and corresponding Zero Coupon Swap mature in equal quarterly installments beginning in the second quarter of 2003 and ending in the second quarter of 2005. The MediaOne SPC VI debt and corresponding Zero Coupon Swap mature in equal quarterly installments beginning in the second quarter of 2003 and ending in the fourth quarter of 2005. The Company has therefore deferred the costs of the Zero Coupon Swaps and will amortize the costs as adjustments of interest expense associated with the respective floating rate debt. As a result of the amortization and payments received under the Zero Coupon Swap, the Company expects to have a fixed effective interest rate of
5.91 percent on the MediaOne SPC IV debt and 6.02 percent on the MediaOne SPC VI debt.

    In August 1999, MediaOne SPC IV redeemed approximately $105 of its floating rate debt for face value. The debt was redeemed with the cash proceeds received in June 1999 from the exchange of the Company's investment in AirTouch common stock for Vodafone ADRs. In addition, the Company received

                              MEDIAONE GROUP, INC.

NOTE 10: DEBT (CONTINUED)
proceeds of $30 upon the termination of the corresponding portion of the Zero Coupon Swap which had a carrying value of approximately $29.

    The assets of MediaOne SPC IV, which are primarily the 29,154,000 Vodafone ADRs, are not available to pay the creditors of any member of the Company except the creditors of MediaOne SPC IV. The assets of MediaOne SPC VI, which are primarily the 18,000,000 Vodafone ADRs, are not available to pay the creditors of any member of the Company except the creditors of MediaOne SPC VI.

    LONG-TERM DEBT REDEMPTIONS.  On June 1, 1999, the Company redeemed the
11.0 percent senior subordinated debentures of MediaOne with a carrying value of $345. The debt extinguishment resulted in an after tax gain of $17 (net of income tax expense of $11) primarily related to the write-off of excess debt premiums. The gain is reflected as an extraordinary item in the Consolidated Statement of Operations. MediaOne Group also redeemed a third-party note for its carrying value of $12. MediaOne Group financed the redemptions with cash on hand.

    OTHER. In conjunction with the Refinancing in 1998, MediaOne Group assumed from Old U S WEST $351 of medium and long-term debt securities which remained outstanding after the Refinancing. The debt securities had already been allocated to MediaOne Group's operations prior to the Separation.

    Since the capital assets segment is no longer accounted for as "held for sale," its results are reflected in the Company's Consolidated Balance Sheets. At December 31, 1999 and 1998, the Company's consolidated debt balances included $150 and $155 of long-term debt associated with the capital assets segment, respectively. Long-term debt of the capital assets segment primarily represents non recourse loans issued in September 1997 by MediaOne Financial
Services, Inc. ("Financial Services"), a subsidiary of the Company and a member of the capital assets segment, which are securitized by certain finance receivables of Financial Services. The loans bear interest at an average rate of
6.9 percent and mature in April, 2009.

    MediaOne Group's long-term debt components are as follows:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Exchangeable Notes..........................................   $4,248     $1,702
Senior unsecured notes, debentures and medium-term notes....    2,333      2,346
Secured debt................................................    1,893        154
Senior subordinated debt....................................    --           300
Capital lease obligations...................................        7          1
Other.......................................................    --            89
Unamortized discount-net....................................       (3)     --
Unamortized premium-net.....................................      195        261
                                                               ------     ------
Total.......................................................   $8,673     $4,853
                                                               ======     ======

    Senior unsecured notes and debentures totaling $2.0 billion as of December 31, 1999 were assumed by the Company in connection with its acquisition of Continental Cablevision, Inc. ("Continental") in 1996, and are not guaranteed by the Company. These notes and debentures limit MediaOne's ability to, among other things, pay dividends, create liens, incur additional debt, dispose of property, investments and leases, and require certain minimum ratios of cash flow to debt and cash flow to related fixed charges.

                              MEDIAONE GROUP, INC.

NOTE 10: DEBT (CONTINUED)
    Interest rates and maturities of long-term debt at December 31, 1999 follow:

                                                              MATURITIES
                                         ----------------------------------------------------
                                                                                      THERE-     TOTAL      TOTAL
INTEREST RATES                             2001       2002       2003       2004      AFTER       1999       1998
--------------                           --------   --------   --------   --------   --------   --------   --------
Above 5% to 6%.........................   $--        $--         $341       $455      $  227     $1,023     $    1
Above 6% to 7%.........................    3,119         37       214        291         411      4,072      1,948
Above 7% to 8%.........................    --         1,132      --            5          42      1,179         45
Above 8% to 9%.........................      200      --          100       --         1,375      1,675      1,680
Above 9% to 10%........................    --         --         --         --           525        525        528
Above 10%..............................    --         --         --         --         --         --           300
                                          ------     ------      ----       ----      ------     ------     ------
                                          $3,319     $1,169      $655       $751      $2,580      8,474      4,502
                                          ======     ======      ====       ====      ======
Capital lease obligations and other....                                                               7         90
Unamortized discount--net..............                                                              (3)     --
Unamortized premium--net...............                                                             195        261
                                                                                                 ------     ------
Total..................................                                                          $8,673     $4,853
                                                                                                 ======     ======

    Interest payments, net of amounts capitalized, were $404, $709 and $572 for 1999, 1998 and 1997, respectively, of which $16, $33 and $47, respectively, related to the capital assets segment.

INTEREST RATE RISK MANAGEMENT

    The objective of an interest rate risk management program is to minimize the total cost of debt over time and the interest rate variability. This is achieved through the use of interest rate swaps, which adjust the ratio of fixed- to variable-rate debt. Under an interest rate swap, the Company agrees with another party to exchange interest payments at specified intervals over a defined term. Interest payments are calculated by reference to the notional amount based on the fixed- and variable-rate terms of the swap agreements. Apart from the Zero Coupon Swaps discussed above, MediaOne Group had no other swaps or interest rate contracts outstanding as of December 31, 1999.

    During fourth-quarter 1996, the Company purchased $1.5 billion notional of put options on U. S. Treasury Bonds to protect against an increase in interest rates in conjunction with the 1997 refinancing of debt assumed from Continental. The contracts closed in January 1997 and a gain of $5 was deferred. The gain was recognized in 1998 in conjunction with the Refinancing as part of the loss on debt extinguishment.

NOTE 11: FAIR VALUES OF FINANCIAL INSTRUMENTS

    Fair values of cash equivalents, other current amounts receivable and payable, and short-term debt approximate carrying values due to their short-term nature.

    The carrying values of mandatorily redeemable preferred stock and long-term receivables approximate the fair values based on quoted market prices or discounted future cash flows. The carrying values of foreign exchange contracts approximate the fair values based on estimated amounts the Company would receive or pay to terminate such agreements. It is not practicable to estimate the fair value of financial guarantees because there are no quoted market prices for similar transactions.

                              MEDIAONE GROUP, INC.

NOTE 11: FAIR VALUES OF FINANCIAL INSTRUMENTS (CONTINUED)
    The fair values of interest rate swaps are based on estimated amounts the Company would receive or pay to terminate such agreements taking into account current interest rates and creditworthiness of the counterparties. The fair values of the Zero Coupon Swaps are based on discounting future cash flows using current interest rates.

    The fair values of the Collars are calculated using an option valuation model that includes dividends, volatility, price of underlying instrument and interest rates.

    The fair values of long-term debt and Preferred Securities and minority interest in Centaur Funding are based on quoted market prices where available or, if not available, are based on discounting future cash flows using current interest rates.

                                                                         DECEMBER 31,
                                                           -----------------------------------------
                                                                  1999                  1998
                                                           -------------------   -------------------
                                                           CARRYING     FAIR     CARRYING     FAIR
                                                            VALUE      VALUE      VALUE      VALUE
                                                           --------   --------   --------   --------
Debt--net (includes short-term portion)..................  $10,179    $10,241     $5,422     $5,861
Zero Coupon Swaps--assets................................     (460)      (499)     --         --
                                                           -------    -------     ------     ------
Debt--net................................................  $ 9,719    $ 9,742     $5,422     $5,861
                                                           =======    =======     ======     ======
Minority interest in Centaur Funding.....................  $ 1,113    $ 1,159     $1,099     $1,169
                                                           =======    =======     ======     ======
Preferred Securities.....................................  $ 1,060    $ 1,044     $1,061     $1,073
                                                           =======    =======     ======     ======

    The unamortized cost and estimated market value of debt and equity securities follow:

                                              DECEMBER 31, 1999                               DECEMBER 31, 1998
                                ---------------------------------------------   ---------------------------------------------
                                             GROSS        GROSS                              GROSS        GROSS
                                           UNREALIZED   UNREALIZED     FAIR                UNREALIZED   UNREALIZED     FAIR
SECURITIES                        COST       GAINS      LOSSES(1)     VALUE       COST       GAINS        LOSSES      VALUE
----------                      --------   ----------   ----------   --------   --------   ----------   ----------   --------
Equity securities.............   $6,075      $2,825        $(737)     $8,163     $3,045      $1,609       $--         $4,654
Debt securities...............    1,637       --             (94)      1,543      1,782           2          (19)      1,765
                                 ------      ------        -----      ------     ------      ------       ------      ------
Total.........................   $7,712      $2,825        $(831)     $9,706     $4,827      $1,611       $  (19)     $6,419
                                 ======      ======        =====      ======     ======      ======       ======      ======

------------------------

(1) Gross unrealized losses on equity securities represent the fair market value of the Collars, which have a zero cost basis.

    Investments in debt and equity securities are classified as available for sale and are carried at market value. Debt and equity securities primarily represent Vodafone ADRs and preferred stock during 1999, and AirTouch preferred and common securities during 1998. The AirTouch shares were received in April 1998 as a result of the sale of the Company's domestic wireless businesses to AirTouch. Net unrealized gains and losses on marketable securities are included in comprehensive income as a component of equity. The market value of these securities is based on quoted market prices where available or, if not available, is based on discounting future cash flows using current interest rates.

    As of December 31, 1999, contractual maturities of investments in debt securities held by MediaOne Group were as follows: $72 less than one year, $66 from one to 5 years, and $1,405 greater than 5 years

                              MEDIAONE GROUP, INC.

NOTE 11: FAIR VALUES OF FINANCIAL INSTRUMENTS (CONTINUED) through 2026. Investments in debt securities may not be held to their contractual maturities as the Company may sell these securities in response to liquidity needs and changes in interest rates.

NOTE 12: LEASING ARRANGEMENTS

    The Company has entered into operating leases for office facilities, equipment and real estate. Rent expense under operating leases was $43, $56 and $74 in 1999, 1998 and 1997, respectively. Future minimum lease payments as of December 31, 1999, under noncancelable operating leases follow:

YEAR
----
2000........................................................    $ 35
2001........................................................      25
2002........................................................      22
2003........................................................      19
2004........................................................      18
Thereafter..................................................      40
                                                                ----
Total.......................................................    $159
                                                                ====

NOTE 13: MINORITY INTEREST IN CENTAUR FUNDING

    On December 15, 1998, Centaur Funding Corporation ("Centaur"), a special purpose entity consolidated by MediaOne Group, issued three series of preferred shares to external investors (the "Preference Shares") as well as $25 of common securities. The Company owns all of the outstanding common securities, representing a 9.9 percent voting interest in Centaur. Centaur was formed for the principal purpose of raising capital through the issuance of the Preference Shares. The net proceeds from the issuance of the Preference Shares were loaned to MediaOne SPC II, LLC ("MediaOne SPC II"), a subsidiary of MediaOne Group (the "MediaOne SPC II Notes"). Principal and interest payments on the MediaOne SPC II Notes are expected to be Centaur's principal source of funds to make dividend and redemption payments on the Preference Shares. In addition, the dividend payments and certain redemption payments on the Preference Shares will be determined by reference to the dividend and redemption activity of the ATI Shares. See Note 4--Investment in Vodafone Group/AirTouch Communications--to the Consolidated Financial Statements. The ATI Shares are owned by MediaOne SPC II. Payments on the Preference Shares are neither guaranteed nor secured by MediaOne Group. The sole assets of Centaur are the MediaOne SPC II Notes and the proceeds from the sale of the common securities, which may be invested in certain eligible investments as outlined in Centaur's articles of incorporation.

    The ATI Shares, 75 percent of the outstanding common stock of MediaOne International Holdings, Inc., (the "International Stock"), and a certain intercompany note receivable from MediaOne of Colorado, a wholly owned subsidiary of the Company, to MediaOne SPC II and certain other assets are properties of MediaOne SPC II and are not available to pay creditors of any member of the Company, other than creditors of MediaOne SPC II. The International Stock owned by MediaOne SPC II may be transferred or dividended by MediaOne SPC II to another member of MediaOne Group if such transfer or dividend is in compliance with certain covenants and limitations. MediaOne SPC II is a limited liability company, the membership interest of which is owned by MediaOne SPC I LLC ("MediaOne SPC I"), a wholly owned subsidiary of the Company. That membership interest is the property of MediaOne SPC I

                              MEDIAONE GROUP, INC.

NOTE 13: MINORITY INTEREST IN CENTAUR FUNDING (CONTINUED) and is not available to pay creditors of any member of MediaOne Group, other than creditors of MediaOne SPC I.

    The three series of Centaur Preference Shares are as follows:

                                                  SERIES A       SERIES B        SERIES C        TOTAL
                                                  --------      ----------      ----------      --------
Dividend Rate...................................  Variable            9.08%           None
Maturity Date...................................      None       4/21/2020(1)    4/21/2020(1)
Shares Outstanding..............................       400         934,500         715,500
Book Value......................................  $     98      $      910      $      105       $1,113
                                                  ========      ==========      ==========       ======
Liquidation Value...............................  $    100      $      934      $      716       $1,750
                                                  ========      ==========      ==========       ======
Voting Interest in Centaur......................      11.1%           49.0%           30.0%

------------------------

(1) Maturity dates of the Series B and Series C Preference Shares are referenced to the ATI Shares.

    The Auction Market Preference Shares, Series A (the "Series A Preference Shares") have a liquidation value of two hundred and fifty thousand dollars per share, and were recorded at their liquidation value less issuance costs of $3. Dividends on the Series A Preference Shares are payable quarterly as and when declared by Centaur's Board of Directors out of funds legally available.

    The 9.08 percent Cumulative Preference Shares, Series B (the "Series B Preference Shares") have a liquidation value of one thousand dollars per share, and were recorded at their liquidation value less issuance costs of $25. Dividends on the Series B Preference Shares are payable quarterly in arrears when declared by Centaur's Board of Directors out of funds legally available. In addition, dividends may be declared and paid only to the extent that dividends have been declared and paid on the ATI Shares.

    The Preference Shares, Series C (the "Series C Preference Shares") have a liquidation value of one thousand dollars per share at maturity, and were recorded at their fair value of $96 less issuance costs of $3. The value of the Series C Preference Shares will be accreted to reach its liquidation value upon maturity.

    Certain redemption payments on the Series B and Series C Preference Shares will be determined by reference to the redemption of the ATI Shares. On May 13, 1999, as a result of the Vodafone merger, Centaur mailed notices to the holders of the Series B and Series C Preference Shares that described the manner in which the terms of the Series B and Series C Preference Shares would be deemed modified to reflect the changes to the ATI Shares, pursuant to the Articles of Association of Centaur, without any action of the holders of such shares. The revised redemption schedule was modified so that the maturity date on the Class E ATI Shares is now April 1, 2020. The Class E ATI Shares represent
50 percent of the ATI Shares. Consequently, if Vodafone redeems all of the Class E ATI Shares, Centaur must redeem 50 percent of the outstanding Series B and Series C Preference Shares. In addition, all of the Class D ATI Shares mature on April 21, 2020. If Vodafone redeems all of the Class D ATI Shares, then Centaur would be obligated to redeem the same percentage of the Series B and Series C Preference Shares. See Note 4--Investment in Vodafone Group/AirTouch Communications--to the Consolidated Financial Statements.

                              MEDIAONE GROUP, INC.

NOTE 13: MINORITY INTEREST IN CENTAUR FUNDING (CONTINUED)

    The $21 extraordinary dividend payment on the Class E ATI Shares was allocated to the Series B and Series C Preference Shares on a pro-rata basis based on the liquidation value of the Series B Preference Shares and on the accreted value of the Series C Preference Shares as of June 30, 1999, and is reflected as "minority interest expense in Centaur Funding" in the Consolidated Statements of Operations. The amount allocated to the Series B Preference Shares was reflected as a one-time extraordinary dividend and was paid to the holders in August 1999 following the payment in August 1999 on the Class E ATI Shares. The amount allocated to the Series C Preference Shares was reflected as an increase in Centaur's obligation upon maturity.

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

    At December 31, 1999 and 1998, Centaur held $27 and $26, respectively, in cash for its exclusive use. Since Centaur's cash management options are limited to non-affiliated, risk-free investments, and it is restricted from loaning up to $28 in cash to MediaOne Group and its subsidiaries, Centaur's cash balance is not included in the Company's cash and cash equivalents balance. Instead, Centaur's cash balance has been classified in the Consolidated Balance Sheets of the Company as a component of "Other Assets."

NOTE 14: COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY COMPANY--GUARANTEED SUBORDINATED DEBENTURES

    The following table summarizes the Preferred Securities outstanding as of December 31, 1999:

PREFERRED SECURITIES       7.96%            8.25%           9.30%            9.50%           9.04%        TOTAL
--------------------   --------------   -------------   --------------   -------------   -------------   --------
Subsidiary...........   Financing I     Financing II      Finance I       Finance II     Finance III
Maturity Date........  Sept. 30, 2025   Oct. 29, 2036   Sept. 30, 2025   Oct. 29, 2036   Dec. 31, 2038
Shares Outstanding...       1,312,910       1,185,618       10,658,108       8,520,289      20,000,000
Book Value...........             $33             $30             $274            $223            $500    $1,060
                       ==============   =============   ==============   =============   =============    ======
Liquidation Value....             $33             $30             $266            $213            $500    $1,042
                       ==============   =============   ==============   =============   =============    ======

Value at Issuance....             $33             $30             $274            $224            $500
Common Securities....              19              15                9               7              15
                       --------------   -------------   --------------   -------------   -------------
Subordinated Debt
  Securities.........             $52             $45             $283            $231            $515
                       ==============   =============   ==============   =============   =============

                              MEDIAONE GROUP, INC.

NOTE 14: COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY COMPANY--GUARANTEED SUBORDINATED DEBENTURES (CONTINUED)
THE EXCHANGE OFFER

    On June 12, 1998, MediaOne Group tendered for cash or exchange all of the outstanding Preferred Securities (the "Exchange Offer"). At that time, the Company had outstanding $600 face value of 7.96 percent Preferred Securities of Old U S WEST Financing I ("Financing I"), a subsidiary of Old U S WEST, and $480 face value of 8.25 percent Preferred Securities of Old U S WEST Financing II ("Financing II"), a subsidiary of Old U S WEST. Of the total outstanding, $301 face value of 7.96 percent Preferred Securities and $237 face value of
8.25 percent Preferred Securities were redeemed for cash. The cash redemption amount of $570 was financed by issuing commercial paper at a weighted average interest rate of 5.85 percent, which was subsequently repaid with net proceeds from the 1998 Exchangeable Notes issuance. See Note 10--Debt--to the Consolidated Financial Statements.

    In addition, $266 face value of 7.96 percent Preferred Securities of Financing I were exchanged for $274 fair value of 9.30 percent Preferred Securities issued by MediaOne Finance Trust I ("Finance I"), a subsidiary of MediaOne Group, and $213 face value of 8.25 percent Preferred Securities of Financing II were exchanged for $224 fair value of 9.50 percent Preferred Securities issued by MediaOne Finance Trust II ("Finance II"), a subsidiary of MediaOne Group. The Preferred Securities of Finance I and Finance II were recorded upon issuance at fair value of $25.75 and $26.30 per security, respectively. Finance I and Finance II also issued $9 and $7, respectively, of common securities which are held by MediaOne Group. With the exception of the dividend rates, the terms and maturity of the Finance I and Finance II Preferred Securities are substantially the same as those of the Financing I and Financing II Preferred Securities.

    The Preferred Securities of Financing I and Financing II which were neither redeemed for cash nor exchanged for new Preferred Securities remain outstanding and their respective common securities were retained by MediaOne Group.

    As a result of the Exchange Offer, MediaOne Group recorded a charge to equity of $53, (net of tax benefits of $28). Such charge represented redemption costs, including the difference between the face and market value of the securities, and a charge for unamortized issuance costs. Also included was a charge of $19 related to market value premiums on the exchanged securities.

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

                              MEDIAONE GROUP, INC.

NOTE 14: COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY COMPANY--GUARANTEED SUBORDINATED DEBENTURES (CONTINUED)
    MediaOne Group has guaranteed the payment of interest and redemption amounts to holders of the Preferred Securities when the Trusts have funds available for such payments (the "Payment Guarantee") as well as the Company's and MediaOne Funding's undertaking to pay all of the costs, expenses and other obligations (the "Expense Undertaking") of the Old Trusts and the New Trusts, respectively. The Payment Guarantee and the Expense Undertaking, including MediaOne Group's guarantee with respect thereto, considered together with MediaOne Funding's obligations under the indenture and Subordinated Debt Securities and MediaOne Group's obligations under the indenture, declaration and Debt Guarantees, constitute a full and unconditional guarantee by MediaOne Group of the Trusts' obligations under the Preferred Securities. The interest and other payment dates on the Subordinated Debt Securities are the same as the distribution and other payment dates on the Preferred Securities. Under certain circumstances, the Subordinated Debt Securities may be distributed to the holders of Preferred Securities and common securities in liquidation of the Trusts.

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

NOTE 15: PREFERRED STOCK SUBJECT TO MANDATORY REDEMPTION

    SERIES E PREFERRED STOCK. On June 30, 1997, Old U S WEST acquired cable systems serving approximately 40,000 subscribers in Michigan for cash of $25 and the issuance of 996,562 shares of Old U S WEST Series E Preferred Stock (the "Series E Preferred Stock") with a fair value of $50. Dividends are payable quarterly at the annual rate of 6.34 percent. The Series E Preferred Stock was recorded at fair value of $50.00 per share at June 30, 1997, which was equal to its liquidation value. Effective with the Separation, the Old U S WEST Series E Preferred Stock remains outstanding and represents shares of MediaOne Group Series E Preferred Stock. Upon redemption, the preferred stockholders may elect to receive cash or convert their Series E Preferred Stock into MediaOne Group Stock. Cash redemption is equal to the Series E Preferred Stock's liquidation value of $50.00 per share, plus accrued dividends. The number of shares of MediaOne Group Stock to be received upon conversion is based on a formula of $47.50 per share divided by the then current market price of MediaOne Group Stock. The conversion rate is subject to adjustment by the Company under certain circumstances. The Series E Preferred Stock ranks senior to MediaOne Group's common stock, and is subordinated to any senior debt and the Preferred Securities.

    The Series E Preferred Stock is redeemable as follows: (a) the Company may call for redemption all or any part of the Series E Preferred Stock beginning on June 30, 2002; (b) on a yearly basis beginning August 1, 2007, and continuing through August 1, 2016, the Company will redeem 49,704 shares of Series E Preferred Stock, and on June 30, 2017, all of the remaining outstanding shares of Series E Preferred Stock; or (c) all of the outstanding Series E Preferred Stock shall be redeemed upon the occurrence of certain

                              MEDIAONE GROUP, INC.

NOTE 15: PREFERRED STOCK SUBJECT TO MANDATORY REDEMPTION (CONTINUED) events, including the dissolution or sale of all or substantially all of MediaOne Group. Pursuant to the AT&T merger agreement, each share of the Company's Series E Preferred Stock will be converted into one share of a newly created AT&T series E preferred stock with substantially the same rights as the MediaOne Group Series E Preferred Stock.

    SERIES C PREFERRED STOCK. On September 2, 1994, Old U S WEST issued to Fund American Enterprises Holdings Inc. 50,000 shares of a class of 7 percent
Series C Cumulative Redeemable Preferred Stock (the "Series C Preferred Stock") for a total of $50. Beginning on September 2, 1999, MediaOne Group had the option to redeem the Series C Preferred Stock for one thousand dollars per share plus unpaid dividends and a redemption premium. On September 2, 1999, holders of the Series C Preferred Stock exercised options to receive common shares of Financial Security Assurance Holdings Ltd. ("FSA") held by the Company with a fair market value of $96. As a result of the exercise of the FSA options, the Series C Preferred Stock was effectively redeemed, resulting in an after tax charge to equity of $28 (net of tax benefits of $18). The Company also recognized a pretax gain in income of $50 ($31 after tax) based upon the difference in the fair market value and carrying value of the FSA shares surrendered. The Company did not have to pay a redemption premium since the Series C Preferred Stock holders exercised the option to receive FSA shares.

NOTE 16: SHAREOWNERS' EQUITY

    SERIES D PREFERRED STOCK. On October 1, 1999, MediaOne Group issued redemption notices to its 4.5 percent, 20 year, Series D Preferred Stock (the "Series D Preferred Stock") holders indicating that, effective on November 15, 1999, Series D Preferred Stock holders would receive .744 of a share of MediaOne Group Stock per share of Series D Preferred Stock. The redemption formula was based on the Series D Preferred Stock liquidation value of $50.00 per share, divided by 95 percent of the average of the daily closing price of MediaOne Group Stock for the ten consecutive trading days ending on November 10, 1999. The Series D Preferred Stock holders also had the option to convert their shares prior to November 15, 1999 at a ratio of 1.98052 shares of MediaOne Group Stock per share of Series D Preferred Stock, which a majority did. A total of 39,576,000 shares of MediaOne Group Stock were issued in exchange for the Company's Series D Preferred Stock. The 19,999,478 shares of Series D Preferred Stock were originally issued on November 15, 1996, to shareowners of Continental as partial consideration for the purchase of Continental.

    COMMON STOCK. Other activity for 1999 represents $121 of tax benefits on stock option exercises, an $11 gain on the exercise of a call option on MediaOne Group Stock, and $10 of miscellaneous costs. For 1998, other activity includes $44 of tax benefits on stock option exercises, a $39 gain related to the acquisition of General Cable by Telewest, a $39 gain on the exercise of a call option on shares of the Company's stock, and miscellaneous activity of $25.

    SHARE REPURCHASE. On August 7, 1998, the Board of Directors of MediaOne Group authorized the repurchase of up to 25 million shares of the Company's common stock over the next three years, dependent on market and financial conditions. During 1999, MediaOne Group purchased and placed into treasury 830,000 shares of MediaOne Group Stock at an average purchase price of $56.06 per share, or a total cost basis of $46. In addition, MediaOne Group issued 6,483,000 common shares out of treasury to execute the conversion of Series D Preferred Stock into common stock. The treasury shares had an average cost of $41.80 per share, for a total cost basis of $271. During 1998 and 1997, MediaOne Group purchased

                              MEDIAONE GROUP, INC.

NOTE 16: SHAREOWNERS' EQUITY (CONTINUED) and placed into treasury approximately 8,682,000 and 2,838,000 shares of MediaOne Group Stock at an average purchase price per share of $40.51 and $18.71, for a total cost basis of $352 and $53, respectively. Prior to the Separation, Old U S WEST purchased and placed into treasury $31 of Communications Stock. All outstanding shares of Communications Stock held as treasury stock by Old U S WEST were canceled as of the Separation date.

    OTHER. As a result of the Separation the distribution of New U S WEST was accounted for at fair value, resulting in a reduction in 1998 of $24,924 to retained earnings and $421 to common stock, representing the fair value of the businesses comprising New U S WEST previously held by Old U S WEST.

    Following is a roll-forward of share activity during the three years ended December 31, 1999:

                                                                       COMMON SHARES
                                                              -------------------------------
                                                              MEDIAONE GROUP   COMMUNICATIONS
                                                                  STOCK            STOCK
                                                              --------------   --------------
                                                                      (IN THOUSANDS)
BALANCE DECEMBER 31, 1996...................................     608,863           480,457
  Issuance of Communications Stock..........................                         4,058
  Issuance of MediaOne Group Stock..........................       1,783
  Purchase of treasury stock................................      (2,838)
                                                                 -------          --------
BALANCE DECEMBER 31, 1997...................................     607,808           484,515
  Issuance of Communications Stock..........................                         1,101
  Distribution of New U S WEST..............................                      (485,042)
  Issuance of MediaOne Group Stock..........................       4,350
  Purchase of treasury stock................................      (8,682)             (574)
                                                                 -------          --------
BALANCE DECEMBER 31, 1998...................................     603,476           --
                                                                                  ========
  Issuance of MediaOne Group Stock..........................       5,139
  Issuance for Series D Preferred Stock.....................      33,093
  Issuance of treasury stock for Series D...................       6,483
  Purchase of treasury stock................................        (830)
                                                                 -------
BALANCE DECEMBER 31, 1999...................................     647,361
                                                                 =======

    COMPREHENSIVE INCOME. MediaOne Group discloses comprehensive income in accordance with the provisions of SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income includes net income and other non-owner changes to equity not included in net income, such as foreign currency translation and unrealized gains or losses on debt and equity securities.

    The majority of the unrealized gains on debt and equity securities during 1999 relate to the Company's investment in Vodafone ADRs and preferred stock, totaling $852 (net of deferred taxes of $542), as well as $466 (net of deferred taxes of $251) in unrealized gains on its investment in TW Telecom which offered its shares in an initial public offering in May 1999. In addition, prior to the exchange of AirTouch shares into Vodafone shares during June 1999, MediaOne Group had recorded gains of $1,302 (net of deferred taxes of $817) on its investment in AirTouch. Of the total reclassifications in 1999, $1,302 (net of deferred taxes of $817) relate to gains realized upon the exchange and modification of AirTouch

                              MEDIAONE GROUP, INC.

NOTE 16: SHAREOWNERS' EQUITY (CONTINUED) common and preferred stock for Vodafone ADRs and preferred stock, and $26 (net of deferred taxes of $16) relate to foreign currency translation adjustments on the sale of various international investments during the year.

    Of the total net unrealized gains on debt and equity securities during 1998, $826 (net of deferred taxes of $530), relate to the Company's investment in AirTouch common and preferred stock. During 1998, MediaOne Group recorded an unrealized gain of $147 related to its investment in AirTouch preferred stock. This unrealized gain was fully offset by a loss on an interest rate swap agreement which was designed to minimize the Company's exposure to fluctuations in the fair value of the AirTouch preferred stock as a result of interest rate changes.

    The following table presents the components of other comprehensive income and their related tax impacts. It also presents reclassification adjustments related to gains realized on the sale of debt and equity securities, and international investments.

                                                                 FOR THE YEAR ENDED DECEMBER 31,
                                 ------------------------------------------------------------------------------------------------
                                              1999                             1998                             1997
                                 ------------------------------   ------------------------------   ------------------------------
                                   PRE-                 AFTER-      PRE-                 AFTER-      PRE-                 AFTER-
                                   TAX        TAX        TAX        TAX        TAX        TAX        TAX        TAX        TAX
                                 --------   --------   --------   --------   --------   --------   --------   --------   --------
Unrealized gain on debt and
  equity securities and
  Exchangeable Notes...........  $ 2,802    $(1,080)   $ 1,722     $1,556     $(601)      $955      $ 271      $(109)     $ 162
Less: Reclassification for
  gains realized in net
  income.......................   (2,258)       865     (1,393)       (20)        8        (12)      (231)        93       (138)
                                 -------    -------    -------     ------     -----       ----      -----      -----      -----
Net unrealized gain............      544       (215)       329      1,536      (593)       943         40        (16)        24
                                 -------    -------    -------     ------     -----       ----      -----      -----      -----
Foreign currency translation
  loss.........................      (44)        15        (29)        (6)        2         (4)       (92)        36        (56)
Less: Reclassification for
  losses realized in net
  income.......................       42        (16)        26      --         --         --         --         --         --
                                 -------    -------    -------     ------     -----       ----      -----      -----      -----
Net foreign currency
  translation loss.............       (2)        (1)        (3)        (6)        2         (4)       (92)        36        (56)
                                 -------    -------    -------     ------     -----       ----      -----      -----      -----
Other comprehensive income
  (loss).......................  $   542    $  (216)   $   326     $1,530     $(591)      $939      $ (52)     $  20      $ (32)
                                 =======    =======    =======     ======     =====       ====      =====      =====      =====

    EMPLOYEE STOCK OWNERSHIP PLAN. MediaOne Group sponsors a defined contribution savings plan for substantially all employees of MediaOne Group, except for foreign national employees. The Company matches a percentage of eligible employee contributions with shares of MediaOne Group Stock. Participants are fully vested in the Company match contribution. The Company recognizes expense based on the cash payments method. During 1999, 1998 and 1997, MediaOne Group's contributions to the plan were $20, $8 and $9, respectively.

    During 1998 and 1997, MediaOne Group maintained a Leveraged Employee Stock Ownership Plan ("LESOP"). Shares in the LESOP were used to fund Company match contributions as principal and interest were paid on the debt. Borrowings associated with the LESOP, which were unconditionally guaranteed by Old
U S WEST, were included in the Consolidated Balance Sheets of the Company and corresponding amounts were recorded as reductions to shareowners' equity. The borrowings were repaid in May 1998, in connection with the Separation. At December 31, 1998, there were no remaining shares of MediaOne Group Stock to be allocated.

                              MEDIAONE GROUP, INC.

NOTE 16: SHAREOWNERS' EQUITY (CONTINUED)
    SHAREHOLDER RIGHTS PLAN. The Board of Directors has adopted a shareholder rights plan which, in the event of a takeover attempt, would entitle existing shareowners to certain preferential rights. The rights expire on April 6, 2009, and are redeemable by MediaOne Group at any time prior to the date they would become effective.

NOTE 17: EARNINGS PER SHARE

    The following table reflects the computation of basic and diluted earnings
(loss) per share for MediaOne Group Stock, in accordance with the provisions of SFAS No. 128, "Earnings Per Share." Earnings per share information is also reflected for Communications Stock during 1998 and 1997 since the stock was outstanding at that time. Dilutive securities represent the incremental weighted average shares from potential share issuances associated with MediaOne Group stock options in 1999 and 1998, and Communications Group stock options in 1998, as well as the pro rated conversion in 1999 and the assumed conversion in 1998 of the convertible Series D Preferred Stock for MediaOne Group Stock. Diluted earnings (loss) and related per share amounts for 1997 do not include potential share issuances associated with stock options and the convertible Series D Preferred Stock since the effect would have been antidilutive on the loss from continuing operations. The calculation of diluted shares for 1999 did not include stock options for approximately 3,310,000 potential share issuances since the effect would have been antidilutive.

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                  (SHARES IN THOUSANDS)
MEDIAONE GROUP STOCK:
Income (loss) from continuing operations....................   $3,514    $ 1,430     $(827)
  Preferred stock dividends and accretion...................      (49)       (55)      (52)
  Loss on redemption of preferred securities................      (28)       (53)       --
                                                               ------    -------     -----
Income (loss) from continuing operations available to
  MediaOne
  Group Stock shareowners used for basic earnings (loss) per
    share...................................................    3,437      1,322      (879)
  Preferred stock dividends and accretion on assumed
    conversion..............................................       44         49      --
                                                               ------    -------     -----
Income (loss) from continuing operations available to
  MediaOne
  Group Stock shareowners used for diluted earnings (loss)
    per share...............................................   $3,481    $ 1,371     $(879)
                                                               ======    =======     =====
Income from discontinued operations used for basic and
  diluted earnings per share:
  Results of operations(1)..................................    --       $   158     $ 347
                                                               ======    =======     =====
  Gain on Separation........................................    --       $24,461      --
                                                               ======    =======     =====
Extraordinary item--early extinguishment of debt--net of
  tax.......................................................   $   17    $  (333)    $--
                                                               ======    =======     =====

------------------------

(1) Represents the operations of Dex, which were discontinued on June 12, 1998.

                              MEDIAONE GROUP, INC.

NOTE 17: EARNINGS PER SHARE (CONTINUED)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                  (SHARES IN THOUSANDS)
MEDIAONE GROUP STOCK:
Weighted average number of shares used for basic earnings
  (loss) per share..........................................  611,623    607,648    606,749
Effect of dilutive securities:
  Stock options.............................................    8,683      6,368      --
  Series D Preferred Stock..................................   34,605     38,939      --
                                                              -------    -------    -------
Weighted average number of shares used for diluted earnings
  (loss) per share..........................................  654,911    652,955    606,749
                                                              =======    =======    =======
BASIC EARNINGS (LOSS) PER COMMON SHARE:
Continuing operations.......................................  $  5.62    $  2.18    $ (1.45)
                                                              =======    =======    =======
Discontinued operations-results of operations(1)............    --       $  0.26    $  0.57
                                                              =======    =======    =======
Discontinued operations-gain on Separation..................    --       $ 40.25      --
                                                              =======    =======    =======
Extraordinary item-early extinguishment of debt-net of
  tax.......................................................  $  0.03    $ (0.55)     --
                                                              =======    =======    =======
DILUTED EARNINGS (LOSS) PER COMMON SHARE:
Continuing operations.......................................  $  5.32    $  2.10    $ (1.45)
                                                              =======    =======    =======
Discontinued operations-results of operations(1)............    --       $  0.24    $  0.57
                                                              =======    =======    =======
Discontinued operations-gain on Separation..................    --       $ 37.46      --
                                                              =======    =======    =======
Extraordinary item-early extinguishment of debt-net of
  tax.......................................................  $  0.03    $ (0.51)     --
                                                              =======    =======    =======

COMMUNICATIONS STOCK:(2)
Income from discontinued operations used for basic and
  diluted earnings per share(3).............................             $   589    $ 1,177
                                                                         =======    =======
Weighted average number of shares used for basic earnings
  per share.................................................             484,972    482,751
Effect of dilutive securities--Stock options................               4,097      --
                                                                         -------    -------
Weighted average number of shares used for diluted earnings
  per share.................................................             489,069    482,751
                                                                         =======    =======
BASIC AND DILUTED EARNINGS PER COMMON SHARE:
Basic earnings per share from discontinued operations(3)....             $  1.21    $  2.43
                                                                         =======    =======
Diluted earnings per share from discontinued
  operations(3).............................................             $  1.20    $  2.43
                                                                         =======    =======

------------------------

(1) Represents the operations of Dex, which were discontinued on June 12, 1998.

(2) The Communications Stock was canceled on June 12, 1998, effective with the Separation.

(3) Represents the operations of the Communications Group, which were discontinued on June 12, 1998, and included with New U S WEST.

                              MEDIAONE GROUP, INC.

NOTE 18: STOCK INCENTIVE PLANS

    MediaOne Group maintains stock incentive plans for executives, other employees and nonemployees, primarily members of the Board of Directors. The Amended MediaOne Group 1994 Stock Plan (the "Plan") is administered by the Human Resources Committee of the Board of Directors with respect to officers, executive officers and outside directors, and by a special committee with respect to all other eligible employees and eligible nonemployees.

    As of December 31, 1999, the maximum aggregate number of shares of MediaOne Group Stock that could have been granted in any calendar year for all purposes under the Plan was one percent of the shares outstanding (excluding shares held in treasury) on the first day of such calendar year. In the event that fewer than the full aggregate number of shares available for issuance in any calendar year were issued in any such year, the shares not issued may be added to the shares available for issuance in any subsequent year or years. Options granted vest over periods up to three years and may be exercised no later than 10 years after the grant date.

    The compensation cost that has been included in income in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," was $12, $26 and zero in 1999, 1998 and 1997, respectively, all of which related to modifications of stock option terms.

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

                                                              YEAR ENDED DECEMBER 31,
                                         ------------------------------------------------------------------
                                                 1999                   1998                   1997
                                         --------------------   --------------------   --------------------
                                                                                                    BASIC
                                                      BASIC                  BASIC       NET      EARNINGS
                                           NET      EARNINGS      NET      EARNINGS     INCOME     (LOSS)
                                          INCOME    PER SHARE    INCOME    PER SHARE    (LOSS)    PER SHARE
                                         --------   ---------   --------   ---------   --------   ---------
MEDIAONE GROUP STOCK:
  As reported..........................   $3,531      $5.65     $25,716     $42.14      $(480)     $(0.88)
  Pro forma............................    3,453       5.52      25,681      42.08       (501)      (0.91)

COMMUNICATIONS STOCK:
  As reported..........................       --         --          --         --      1,177        2.43
  Pro forma............................       --         --          --         --      1,164        2.41

    The fair value based method of accounting for stock-based compensation plans under SFAS No. 123 recognizes the value of options granted as compensation cost over the options' vesting period and has not been applied to options granted prior to January 1, 1995.

                              MEDIAONE GROUP, INC.

NOTE 18: STOCK INCENTIVE PLANS (CONTINUED)

    Following are the weighted-average assumptions used in connection with the Black-Scholes option-pricing model to estimate the fair value of options granted during 1999, 1998 and 1997:

                                                                     YEAR ENDED DECEMBER 31,
                                                             ---------------------------------------
                                                               1999           1998           1997
                                                             ---------      ---------      ---------
MEDIAONE GROUP STOCK:
  Risk-free interest rate..................................       4.86%          5.53%          6.40%
  Expected life............................................  4.0 years      4.5 years      5.0 years
  Expected volatility......................................       30.0%          30.0%          30.0%
  Weighted average grant date fair value...................     $15.49         $12.53          $7.81

COMMUNICATIONS STOCK:
  Risk-free interest rate..................................     --             --               6.40%
  Expected dividend yield..................................     --             --               5.80%
  Expected life............................................     --             --          4.0 years
  Expected volatility......................................     --             --               25.0%
  Weighted average grant date fair value...................     --             --              $5.70

    Data for outstanding options under the Plan is summarized as follows:

                                                     MEDIAONE GROUP STOCK     COMMUNICATIONS STOCK
                                                    ----------------------   -----------------------
                                                                 WEIGHTED-                 WEIGHTED-
                                                                  AVERAGE                   AVERAGE
                                                    NUMBER OF    EXERCISE     NUMBER OF    EXERCISE
                                                      SHARES       PRICE       SHARES        PRICE
                                                    ----------   ---------   -----------   ---------
Outstanding December 31, 1996.....................  14,114,094    $17.49      11,412,915    $26.67
                                                    ----------    ------     -----------    ------
  Granted.........................................   8,733,782     20.33       9,491,642     34.87
  Exercised.......................................  (1,371,529)    16.30      (2,648,569)    25.41
  Canceled or expired.............................  (1,027,388)    18.35        (637,411)    27.54
                                                    ----------    ------     -----------    ------
Outstanding December 31, 1997.....................  20,448,959    $18.74      17,618,577    $31.23
                                                    ----------    ------     -----------    ------
  Granted.........................................   6,088,849     36.40
  Dex Adjustment..................................     827,038      0.90
  Separation......................................      --         --        (17,618,577)    --
  Exercised.......................................  (4,391,697)    17.46
  Canceled or expired.............................  (1,239,154)    21.84
                                                    ----------    ------     -----------    ------
Outstanding December 31, 1998.....................  21,733,995    $23.13         --          --
                                                    ----------    ------     ===========    ======
  Granted--market value...........................   9,766,947     58.30
  Granted--above market value.....................   3,309,800     70.03
  Exercised.......................................  (5,250,732)    19.84
  Canceled or expired.............................  (1,175,523)    44.25
                                                    ----------    ------
Outstanding December 31, 1999.....................  28,384,487    $40.57
                                                    ==========    ======

                              MEDIAONE GROUP, INC.

NOTE 18: STOCK INCENTIVE PLANS (CONTINUED)
    The number of exercisable options under the Plan and the weighted-average exercise prices follow:

                                             MEDIAONE GROUP STOCK             COMMUNICATIONS STOCK
                                       --------------------------------   ----------------------------
                                          NUMBER       WEIGHTED-AVERAGE    NUMBER     WEIGHTED-AVERAGE
EXERCISABLE OPTIONS AT:                  OF SHARES      EXERCISE PRICE    OF SHARES    EXERCISE PRICE
-----------------------                -------------   ----------------   ---------   ----------------
December 31, 1997....................    7,235,685          $16.54        5,299,955        $25.72
December 31, 1998....................    9,742,450           18.30               --            --
December 31, 1999....................   17,346,718           32.94               --            --

    The following table summarizes the status of outstanding and exercisable options under the Plan at December 31, 1999. The total options outstanding represent 4.6 percent of the MediaOne Group common shares outstanding.

                                       OUTSTANDING OPTIONS                   EXERCISABLE OPTIONS
                           -------------------------------------------   ---------------------------
                                           WEIGHTED-
                                            AVERAGE        WEIGHTED-                     WEIGHTED-
                                           REMAINING        AVERAGE                       AVERAGE
                             NUMBER       CONTRACTUAL      EXERCISE        NUMBER        EXERCISE
RANGE OF EXERCISE PRICES   OUTSTANDING   LIFE (YEARS)        PRICE       EXERCISABLE       PRICE
-------------------------  -----------   -------------   -------------   -----------   -------------
MEDIAONE GROUP STOCK
$13.17 - $16.95..........   3,664,423        4.78           $15.42        3,661,995       $15.42
$17.06 - $19.03..........   3,029,850        6.37            18.13        2,780,745        18.14
$19.10 - $21.27..........   3,228,041        6.80            20.48        2,643,616        20.31
$21.45 - $36.75..........   3,391,128        7.72            30.15        2,786,687        29.96
$37.00 - $44.38..........   2,348,938        8.28            39.12          614,417        37.84
$45.25 - $46.69..........   5,577,272        8.94            46.68        1,183,240        46.68
$46.81 - $69.88..........     720,839        8.59            50.60          398,692        48.16
$70.03 - $70.03..........   3,271,100        9.01            70.03        3,271,100        70.03
$70.06 - $79.69..........     877,703        9.38            77.76            6,133        75.21
$81.63 - $81.63..........   2,275,193        9.33            81.63               93        81.63
                           ----------        ----           ------       ----------       ------
                           28,384,487        7.73           $40.57       17,346,718       $32.94
                           ==========        ====           ======       ==========       ======

    A total of 13,076,747, 6,088,849 and 8,733,782 MediaOne Group Stock options were granted in 1999, 1998 and 1997, respectively. A total of 9,491,642 Communications Stock options were granted in 1997. The modified MediaOne Group Stock options were not significant in 1999 and 1998, and the Communications Stock options were not significant in 1997. The exercise price for the majority of the MediaOne Group Stock options granted in 1999, as well as all of the 1998 and 1997 MediaOne Group and Communications Stock grants, excluding modified options, equals the market price on the grant date.

    Approximately 8,213,000 and 4,046,000 shares of MediaOne Group Stock were available for grant under the plans in effect at December 31, 1999 and 1998, respectively. Approximately 36,598,000 shares of MediaOne Group Stock were authorized but unissued under the Plan at December 31, 1999.

                              MEDIAONE GROUP, INC.

NOTE 19: EMPLOYEE BENEFITS

MEDIAONE GROUP PLANS

    The MediaOne Group defined benefit pension plan covers substantially all of its employees, except for foreign national employees. Management benefits are based on a final pay formula. MediaOne Group uses the projected unit credit method for the determination of pension cost for financial reporting and funding purposes. MediaOne Group's policy is to fund amounts required under the Employee Retirement Income Security Act of 1974; no funding was required in 1999, 1998 nor 1997.

    MediaOne Group also sponsors a nonqualified pension plan which pays supplemental pension benefits to key executives in addition to amounts received under the MediaOne Group pension plan. The obligation and annual expense for this plan are included in the 1999 and 1998 pension detail below.

    MediaOne Group provides certain health care and life insurance benefits to retired employees. MediaOne Group uses the projected unit credit method for the determination of postretirement medical and life costs for financial reporting purposes.

    Net periodic benefit costs for pension benefits were $9 in 1999 and $3 in 1998, and $2 in each of 1999 and 1998 for other postretirement benefits.

    Below is a reconciliation of the change in the fair value of the plan assets for the pension and postretirement plans for 1999 and 1998:

                                                                                                  OTHER
                                                                    PENSION                   POSTRETIREMENT
                                                                   BENEFITS                      BENEFITS
                                                                 DECEMBER 31,                  DECEMBER 31,
                                                              -------------------         ----------------------
                                                                1999       1998             1999          1998
                                                              --------   --------         --------      --------
Fair value of plan assets at beginning of year..............    $218       $--              $  5          $--
  Actual return on plan assets..............................      34         10             --            --
  Contributions for non-qualified plan......................       4          4             --            --
  Assets transferred from Old U S WEST......................    --          194             --               4
  Assets due (to) from Old U S WEST.........................     (11)        19             --               1
  Rollovers.................................................       1       --               --            --
  Benefits paid.............................................     (29)        (9)            --            --
                                                                ----       ----             ----          ----
Fair value of plan assets at end of year(1).................    $217       $218             $  5          $  5
                                                                ====       ====             ====          ====

------------------------

(1) Pension assets include MediaOne Group stock of $1 for 1998.

                              MEDIAONE GROUP, INC.

NOTE 19: EMPLOYEE BENEFITS (CONTINUED)
    Below is a reconciliation of the change in the benefit obligation for the pension and postretirement plans for 1999 and 1998:

                                                                                                 OTHER
                                                                    PENSION                 POSTRETIREMENT
                                                                   BENEFITS                    BENEFITS
                                                                 DECEMBER 31,                DECEMBER 31,
                                                              -------------------         -------------------
                                                                1999       1998             1999       1998
                                                              --------   --------         --------   --------
Net benefit obligation at beginning of year.................    $200       $--              $ 25       $--
  Service cost..............................................      16          8                1          1
  Interest cost.............................................      14          6                2       --
  Liability transferred from Old U S WEST...................    --          190             --           23
  Rollover..................................................       1       --               --         --
  Actuarial (gain) loss.....................................     (16)         5               (8)         1
  Benefits paid.............................................     (29)        (9)            --         --
                                                                ----       ----             ----       ----
Net benefit obligation at end of year.......................    $186       $200             $ 20       $ 25
                                                                ====       ====             ====       ====

    The following table represents the funded status of the pension and postretirement plans at December 31, 1999 and 1998:

                                                                                                  OTHER
                                                                    PENSION                   POSTRETIREMENT
                                                                   BENEFITS                      BENEFITS
                                                                 DECEMBER 31,                  DECEMBER 31,
                                                              -------------------         ----------------------
                                                                1999       1998             1999          1998
                                                              --------   --------         --------      --------
Funded status at end of year................................    $ 31       $ 18             $(15)         $(20)
  Unrecognized actuarial (gain) loss........................     (64)       (47)              (2)            5
  Unrecognized prior service cost...........................      17         20                1             1
  Unrecognized net transition asset.........................      (6)        (7)            --            --
                                                                ----       ----             ----          ----
Net accrued liability at end of year........................    $(22)      $(16)            $(16)         $(14)
                                                                ====       ====             ====          ====

    The actuarial assumptions used to account for the plans are as follows:

                                                        PENSION
                                                        BENEFITS             OTHER POSTRETIREMENT BENEFITS
                                                 ----------------------   -----------------------------------
WEIGHTED AVERAGE ASSUMPTION AS OF DECEMBER 31,     1999          1998           1999               1998
----------------------------------------------   --------      --------   ----------------   ----------------
Discount rate................................      7.5%         6.75%           7.5%              6.75%
Expected return on assets....................     8.75%         8.75%          8.75%              8.75%
Rate of compensation increase................     4.00%         4.00%           N/A                N/A
Health care cost trend on covered charges....      N/A           N/A      8% decreasing to   8% decreasing to
                                                                            an ultimate        an ultimate
                                                                           trend of 5% in     trend of 5% in
                                                                                2011               2011

    A one percent change in the assumed healthcare cost trend rate would have increased the accumulated postretirement benefit obligation by $3 in 1999 and by $4 in 1998, and decreased it by $3 in each of 1999 and 1998. The impact on service and interest cost components would not have been material.

                              MEDIAONE GROUP, INC.

NOTE 19: EMPLOYEE BENEFITS (CONTINUED)
OLD U S WEST PLANS

    Prior to the Separation, MediaOne Group participated in the employee benefits plans sponsored by Old U S WEST. Since both MediaOne Group and New U S WEST belonged to a single pension and postretirement plan, assets were not segregated until Separation. Pension and postretirement benefit costs were allocated to MediaOne Group based on the ratio of MediaOne Group's service cost to total service cost. MediaOne Group's share of the net pension credit for 1997 was $(3). MediaOne Group's share of the net postretirement costs for 1997 was $4.

NOTE 20: INCOME TAXES

    The components of the provision (benefit) for income taxes follow:

                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
FEDERAL:
  Current...................................................   $1,460     $ (372)    $(210)
  Deferred..................................................    1,195      1,358      (137)
                                                               ------     ------     -----
                                                                2,655        986      (347)
                                                               ------     ------     -----
STATE AND LOCAL:
  Current...................................................      215        (14)      (20)
  Deferred..................................................      271        203       (26)
                                                               ------     ------     -----
                                                                  486        189       (46)
                                                               ------     ------     -----
FOREIGN:
  Current...................................................       33         15        (1)
  Deferred..................................................       43         18        14
                                                               ------     ------     -----
                                                                   76         33        13
                                                               ------     ------     -----
Provision (benefit) for income taxes........................   $3,217     $1,208     $(380)
                                                               ======     ======     =====

    The Company received $365 for income taxes in 1999, and paid $24 and $636 for income taxes in 1998 and 1997, respectively, inclusive of the discontinued operations of New U S WEST and the capital assets segment. Income taxes paid for the discontinued operations of New U S WEST, through the Separation date of June 12, 1998, were $379 and $906 in 1998 and 1997, respectively.

                              MEDIAONE GROUP, INC.

NOTE 20: INCOME TAXES (CONTINUED)
    The effective tax rate differs from the statutory tax rate as follows:

                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                       (IN PERCENT)
Federal statutory tax rate..................................    35.0       35.0       35.0
State income taxes--net of federal effect...................     3.7        3.5        2.5
Foreign taxes--net of federal effect........................     0.3       (1.8)      (0.7)
Goodwill amortization.......................................     0.7       (4.5)      (4.7)
Other.......................................................    (0.7)       0.6       (0.6)
                                                                ----       ----       ----
Subtotal without gain on sale of domestic wireless and AT&T
  Note......................................................    39.0       32.8       31.5
Gain on sale of domestic wireless...........................    --         13.0       --
AT&T Note...................................................     8.8       --         --
                                                                ----       ----       ----
Effective tax rate..........................................    47.8       45.8       31.5
                                                                ====       ====       ====

    The components of the net deferred tax liability follow:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Intangible assets...........................................   $2,592     $2,685
Property, plant and equipment...............................      340        284
State deferred tax liability--net of federal effect.........    1,035        867
Leases......................................................      540        557
Investment in Vodafone Group / AirTouch Communications......    2,477      1,978
Investments.................................................      466      --
AT&T Note...................................................      525      --
Other.......................................................        2         95
                                                               ------     ------
  Deferred tax liabilities..................................    7,977      6,466
                                                               ------     ------
Merger related costs........................................       90      --
State deferred tax asset--net of federal effect.............       73         87
Other accrued liabilities...................................      206        189
Investments.................................................    --           203
Net operating loss and tax credit carryforwards.............      118        127
Valuation allowance.........................................     (269)      (279)
Foreign currency translation adjustment.....................    --            57
Other.......................................................      117        121
                                                               ------     ------
  Deferred tax assets.......................................      335        505
                                                               ------     ------
Net deferred tax liability..................................   $7,642     $5,961
                                                               ======     ======

    In connection with the acquisition of Continental in November 1996, the Company acquired operating loss carryforwards of approximately $217 for federal income tax purposes, expiring in various years through 2011. The Company also acquired investment tax credit carryforwards of approximately $41, expiring in various years through 2005. Due to potential use limitations, a valuation allowance of $269 has been

                              MEDIAONE GROUP, INC.

NOTE 20: INCOME TAXES (CONTINUED)
established for the carryforwards and for a deferred tax asset associated with an investment. If the realization of the carryforwards or deferred tax asset becomes more likely than not in future periods, any reduction in the valuation allowance will be allocated to reduce goodwill and acquired intangible assets.

    The current portion of the deferred tax asset was $69 and $74 at December 31, 1999 and 1998, respectively, resulting primarily from compensation-related items and other accrued expenses. Foreign operations contributed pretax income of $6,284 during 1999, and pretax losses of $336 and $604 during 1998 and 1997, respectively.

NOTE 21: CAPITAL ASSETS

    The accounts of the capital assets segment are reflected in the Company's Consolidated Balance Sheets for 1999 and 1998, and in the Consolidated Statements of Operations for 1999. Prior to this time, the capital assets segment was considered a discontinued operation and, in accordance with GAAP, was accounted for as a "net investment in assets held for sale." See
Note 24--Net Investment in Assets Held for Sale--to the Consolidated Financial Statements.

    The remaining assets of the capital assets segment primarily represent long term lease finance receivables which will be run-off. These receivables are reflected in "Other Assets" in the Consolidated Balance Sheets.

    Finance receivables primarily consist of contractual obligations under long-term leases with maturity dates ranging from 2000 to 2016 that MediaOne Group intends to run off. Certain leases contain renewal options and buyout provisions. These long-term leases consist mostly of leveraged leases related to aircraft and power plants. For leveraged leases, the cost of the assets leased is financed primarily through nonrecourse debt which is netted against the related lease receivable. The components of finance receivables follow:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Receivables.................................................   $  636     $  671
Unguaranteed estimated residual values......................      394        431
                                                               ------     ------
                                                                1,030      1,102
Less: Unearned income.......................................      327        338
     Credit loss and other allowances(1)....................      139        138
                                                               ------     ------
Finance receivables--net....................................   $  564     $  626
                                                               ======     ======

------------------------

(1) Includes allowance for credit losses of $13 in each of 1999 and 1998.

FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET CREDIT RISK--FINANCIAL GUARANTEES

    MediaOne Group retained certain risks in asset-backed obligations related to the commercial real estate portfolio. As of December 31, 1999, the principal amounts insured on asset-backed obligations was $267 for maturity terms up to five years. As of December 31, 1998, the principal amounts insured on asset-backed obligations were $146 that mature within five years and $138 for maturity terms ranging from 5 to 10 years, for a total principal amount insured of $284.

                              MEDIAONE GROUP, INC.

NOTE 21: CAPITAL ASSETS (CONTINUED)
    Concentrations of collateral associated with insured asset-backed obligations follow:

                                                                 DECEMBER 31,
                                                              -------------------
TYPE OF COLLATERAL                                              1999       1998
------------------                                            --------   --------
Commercial mortgages:
  Commercial real estate....................................    $ 28       $ 37
  Corporate secured.........................................     239        247
                                                                ----       ----
Total.......................................................    $267       $284
                                                                ====       ====

ADDITIONAL FINANCIAL INFORMATION

    Information for Financial Services, a member of the capital assets segment, follows:

                                                                   YEAR ENDED OR AS OF
                                                                       DECEMBER 31,
                                                              ------------------------------
SUMMARIZED FINANCIAL INFORMATION                                1999       1998       1997
--------------------------------                              --------   --------   --------
Revenue.....................................................    $ 11       $ 17      $   23
Net finance receivables.....................................     564        625         824
Total assets................................................     826        858       1,208
Total debt..................................................     151        199         363
Total liabilities...........................................     785        846       1,121
Equity......................................................      41         12          87

NOTE 22: COMMITMENTS AND CONTINGENCIES

    MediaOne Group's commitments and debt guarantees totaled approximately $330 for its international investments and $180 for its domestic investments as of December 31, 1999.

    During 1999, certain cable subsidiaries of the Company in Florida, Michigan, and Ohio were named as defendants in various class action lawsuits challenging such subsidiaries' policies for charging late payment fees when customers fail to pay for subscriber services in a timely manner. The Company anticipates that these lawsuits will not have a material impact on its results of operations.

NOTE 23: SUBSEQUENT EVENTS

    On January 28, 2000, MediaOne Group signed an agreement to sell its Japanese cable and telephony investments for $225 plus the repayment of capital contributions made to the Japanese ventures after June 30, 1999. At
December 31, 1999, the Company had made capital contributions of $41 that would be subject to repayment at the closing of the sale. MediaOne Group will also be released from guarantees given to support debt at certain of the Japanese ventures. At December 31, 1999, the amount of these debt guarantees totaled $132.

    On February 7, 2000, the Company signed a definitive agreement to sell its equity interest in the Trip.com, an online travel services company, to Galileo International, Inc., for cash and stock valued at approximately $70. This sale is subject to regulatory approvals.

                              MEDIAONE GROUP, INC.

NOTE 23: SUBSEQUENT EVENTS (CONTINUED)

    On February 15, 2000, MediaOne Group sold its 25 percent interest in Singapore Cablevision ("Singapore") to Singapore Technologies for $218. As a result of the sale, MediaOne Group's commitments disclosed in
Note 22--Commitments and Contingencies--to the Consolidated Financial Statements were reduced by $47.

NOTE 24: NET INVESTMENT IN ASSETS HELD FOR SALE

    As of December 31, 1998, the disposal of assets held for sale of the capital assets segment was substantially completed. Therefore, the accounts of the capital assets segment are reflected in the Company's Consolidated Balance Sheets for 1999 and 1998, and in the Consolidated Statements of Operations for 1999. See Note 21--Capital Assets--to the Consolidated Financial Statements for the continuing operations. Prior to this time, the capital assets segment had been accounted for in accordance with SAB No. 93, issued by the SEC, which required discontinued operations not disposed of within one year of the measurement date to be accounted for prospectively in continuing operations as a "net investment in assets held for sale." The remaining assets of the capital assets segment primarily represent long term lease finance receivables.

    MediaOne Real Estate, Inc. ("Real Estate") sold various assets during 1998, and 1997 for proceeds of $182, and $88, respectively. The sales proceeds were in line with estimates. Proceeds from sales were primarily used to repay related debt. As of December 31, 1998, the Company had substantially completed the liquidation of this portfolio.

    Building sales and operating revenues of the capital assets segment were $208 and $116 in 1998 and 1997, respectively. During 1998 and 1997, income or losses from the capital assets segment were deferred and included within the reserve for assets held for sale.

NOTE 25: DISCONTINUED OPERATIONS

    In accordance with APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," the Consolidated Financial Statements for 1998 and 1997 reflect New U S WEST as a discontinued operation. Revenues and expenses, and the cash flows of New
U S WEST have been separately classified in the Consolidated Statements of Operations and Statements of Cash Flows.

    The Company has accounted for the distribution of New U S WEST common stock to the holders of Communications Stock, and to the holders of MediaOne Group Stock for the Dex Alignment as a discontinuance of the businesses comprising New U S WEST. The measurement date for discontinued operations accounting purposes is June 4, 1998, the date upon which Old U S WEST's shareowners approved the Separation. Because the distribution was non pro-rata, as compared with the businesses previously attributed to Old U S WEST's two classes of shareowners, it was accounted for at fair value. The distribution resulted in a gain of $24,461, net of $114 of Separation costs (net of tax benefits of $37). Separation costs included cash payments under severance agreements of $45 and financial advisory, legal,

                              MEDIAONE GROUP, INC.

NOTE 25: DISCONTINUED OPERATIONS (CONTINUED) registration fee, printing and mailing costs. Separation costs also included a one-time payment to terminate the sale of the Minnesota cable systems.

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              -------------------
SUMMARIZED OPERATING RESULTS                                    1998       1997
----------------------------                                  --------   --------
Revenues....................................................   $5,454    $11,479
Operating income............................................    1,412      2,776
Income before income taxes..................................    1,187      2,429
Income tax expense..........................................     (440)      (902)
                                                               ------    -------
Income before extraordinary item............................      747      1,527
Extraordinary item--debt extinguishment--net of tax.........    --            (3)
                                                               ------    -------
Net income of discontinued operations.......................   $  747    $ 1,524
                                                               ======    =======

NOTE 26: QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                     QUARTERLY FINANCIAL DATA
                                                             -----------------------------------------
                                                              FIRST      SECOND     THIRD      FOURTH
                                                             QUARTER    QUARTER    QUARTER    QUARTER
                                                             --------   --------   --------   --------
1999
Sales and other revenues...................................   $  665    $   662     $ 675      $ 693
Income (loss) from continuing operations before income
  taxes....................................................     (148)       667       275      5,937
Income (loss) from continuing operations...................     (111)      (176)      148      3,653
Net income (loss)..........................................     (111)      (159)      148      3,653

MEDIAONE GROUP STOCK
Basic earnings (loss) per common share:
  Income (loss) from continuing operations.................   $(0.21)   $ (0.31)    $0.18      $5.79
  Total basic earnings (loss) per common share.............    (0.21)     (0.29)     0.18       5.79

Diluted earnings (loss) per common shares:
  Income (loss) from continuing operations.................   $(0.21)   $ (0.31)    $0.18      $5.55
  Total diluted earnings (loss) per common share...........    (0.21)     (0.29)     0.18       5.55

1998
Sales and other revenues(1)................................   $  972    $   641     $ 626      $ 643
Income (loss) from continuing operations before income
  taxes....................................................     (328)     3,716      (244)      (506)
Income (loss) from continuing operations...................     (222)     2,174      (184)      (338)
Income from discontinued operations--net of tax(2).........      434     24,774      --         --
Net income (loss)(2).......................................      212     26,615      (184)      (338)

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

                              MEDIAONE GROUP, INC.

NOTE 26: QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED)

                                                                      QUARTERLY FINANCIAL DATA
                                                              -----------------------------------------
                                                               FIRST      SECOND     THIRD      FOURTH
                                                              QUARTER    QUARTER    QUARTER    QUARTER
                                                              --------   --------   --------   --------
1998
MEDIAONE GROUP STOCK:
Basic earnings (loss) per common share:
  Income (loss) from continuing operations..................   $(0.38)    $ 3.46     $(0.32)    $(0.58)
  Income from discontinued operations per common share......     0.14      40.28      --         --
  Total basic earnings (loss) per common share..............    (0.24)     43.19      (0.32)     (0.58)

Diluted earnings (loss) per common shares
  Income (loss) from continuing operations..................   $(0.38)    $ 3.24     $(0.32)    $(0.58)
  Income from discontinued operations per common share......     0.14      37.53      --         --
  Total diluted earnings (loss) per common share............    (0.24)     40.27      (0.32)     (0.58)

COMMUNICATIONS STOCK:
Earnings from discontinued operations per common share:
  Basic earnings............................................   $ 0.72     $ 0.50     $--        $--
  Diluted earnings..........................................     0.72       0.49      --         --

    First-quarter 1999 net loss includes a gain of $76 ($0.13 per share of MediaOne Group Stock) related to the sale of Optus shares, a gain of $43 ($0.07 per share of MediaOne Group Stock) related to the sale of domestic cable systems and investments, a charge of $40 ($0.07 per share of MediaOne Group Stock) related to the Company's investment in PrimeStar, and a charge of $15 ($0.03 per share of MediaOne Group Stock) for merger costs incurred by the Company. Second-quarter 1999 net loss includes a gain of $1,530 ($2.52 per share of MediaOne Group Stock) related to the exchange of the Company's investment in AirTouch stock, a net gain of $14 ($0.02 per share of MediaOne Group Stock) related to the sale of domestic investments, a charge of $3 (no per share impact) on the sale and exit costs of international investments, a charge of $1,497 ($2.47 per share of MediaOne Group Stock) for the Comcast termination fee and other merger related costs incurred by the Company, and a charge of $13 ($0.02 per share of MediaOne Group Stock) for an extraordinary dividend paid to the Centaur Preference Shares holders as a result of the Vodafone/AirTouch merger. Third-quarter 1999 net income includes a gain of $257 ($0.42 per share of MediaOne Group Stock) related to the sale of domestic cable systems and investments, a net gain of $102 ($0.17 per share of MediaOne Group Stock) related to the sale of international investments, and a charge of $9 ($0.01 per share of MediaOne Group Stock) for other merger related costs. Fourth-quarter 1999 net income includes a gain of $3,909 ($6.20 per share of MediaOne Group Stock) related to the sale of international investments, a net charge of $167 ($0.26 per share of MediaOne Group Stock) for merger related activity, and income of $10 ($0.02 per share of MediaOne Group Stock) related to the Company's investment in PrimeStar.

    First-quarter 1998 net income includes net income of $15 ($0.03 per share of MediaOne Group Stock) related to the domestic wireless businesses and a gain of $10 ($0.02 per share of MediaOne Group Stock) related to the sale of a domestic cable programming investment. Second-quarter 1998 net income includes a gain of $24,461 ($40.16 per share of MediaOne Group Stock) related to the Separation, a gain of $2,257 ($3.71 per share of MediaOne Group Stock) related to the sale of MediaOne Group's domestic wireless businesses, gains of $14 ($0.02 per share of MediaOne Group Stock) related to various domestic investment sales, net income of $5 ($0.01 per share of MediaOne Group Stock) related to the domestic

                              MEDIAONE GROUP, INC.

NOTE 26: QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED) wireless businesses, and a charge of $333 ($0.55 per share of MediaOne Group Stock) for the early extinguishment of debt. Third-quarter 1998 net income includes gains of $2 (no per share impact) on sales of miscellaneous domestic cable systems and a charge of $25 ($0.04 per share of MediaOne Group Stock) related to an interest rate swap agreement which did not qualify for deferral accounting. Fourth-quarter 1998 net income includes gains of $8 ($0.01 per share of MediaOne Group Stock) related to sales of various domestic investments, gains of $10 ($0.02 per share of MediaOne Group Stock) related to sales of various international investments, a charge of $100 ($0.16 per share of MediaOne Group Stock) related to a write-down to zero of the Company's investment in PrimeStar, and a charge of $18 ($0.03 per share of MediaOne Group Stock) related to the termination of an interest rate swap agreement and the purchase of an interest rate option.

                                                               MARKET PRICE
                                                             (WHOLE DOLLARS)
                                                     --------------------------------
PER SHARE MARKET AND DIVIDEND DATA                      HIGH        LOW       CLOSE     DIVIDENDS
----------------------------------                   ----------   --------   --------   ---------
1999
MEDIAONE GROUP STOCK
  First quarter....................................   $70.0000    $46.1250   $63.4375    $ --
  Second quarter...................................    81.8125     60.0000    74.3750      --
  Third quarter....................................    78.9375     64.0000    68.3125      --
  Fourth quarter...................................    83.0000     66.3750    76.8125      --

1998
MEDIAONE GROUP STOCK
  First quarter....................................   $37.1875    $27.0000   $34.7500    $ --
  Second quarter...................................    44.2500     34.1875    43.9375      --
  Third quarter....................................    50.1250     40.0000    44.4375      --
  Fourth quarter...................................    47.0000     33.4375    47.0000      --
COMMUNICATIONS STOCK
  First quarter....................................   $56.7500    $43.3750   $54.6250    $0.5350
  Second quarter (thru 6/12/98)(1).................    58.0000     49.5625    50.5000      --

------------------------

(1) The Communications Stock was canceled on June 12, 1998, effective with the Separation.