Form 10-K/A
period 1999-12-31
MEDIAONE GROUP INC
filed 2000-04-28
CIK 732718

===============================================================================
                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A
                               AMENDMENT NO. 1

|X|         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                for the fiscal year ended December 31, 1999
                                      OR
|_|         TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                       for the transition period from to
                           Commission File No. 1-8611

                             MediaOne Group, Inc.

A Delaware                   I.R.S. Employer Identification
Corporation                         No. 84-0926774

                      188 Inverness Drive West, Colorado 80112
                           Telephone Number (303) 858-3000
                              _________________________
              Securities registered pursuant to Section 12(b) of the Act:

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

                                _________________________
            Securities registered pursuant to Section 12(g) of the Act::
                                         None

     At February 29, 2000 642,901,248 shares of MediaOne Group, Inc. common stock were outstanding.

     At February 29, 2000 the aggregate market value of MediaOne Group, Inc. voting stock held by non-affiliates was approximately $50,467,747,960.

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __.

                    DOCUMENTS INCORPORATED BY REFERENCE.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in any amendment to this Form 10-K/A [X].


                                                 TABLE OF CONTENTS


                                                   PART III

Item                                                                                                    Page

10.       Directors and Executive Officers of the Registrant.....................................
11.       Executive Compensation.................................................................
12.       Security Ownership of Certain Beneficial Owners and Management.........................
13.       Certain Relationships and Related Transactions.........................................



                                                      PART IV

14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K........................


                                             -2-

                                          PART III

ITEM 10.  Directors and Executive Officers of the Registrant.

     The information required by this item with respect to executive officers is set forth in Part I, page 5 of the Company's annual report on Form 10-K filed on March 17, 2000, under the caption "Executive Officers of MediaOne Group, Inc." The following is a brief description of the principal occupations, business experiences and directorships of the directors of the Company.

      KATHLEEN A. COTE

      DIRECTOR SINCE:                               1998

      PRINCIPAL OCCUPATION AND BUSINESS             President of Seagrass Partners since 1999; President and
      EXPERIENCE:                                   Chief Executive Officer of Computervision Corporation
                                                    from 1996 to 1998;  President and Chief Operating  Officer from 1995 to 1996; President and General Manager of
                                                    PrimeService from 1989 to 1995.

      OTHER DIRECTORSHIPS:                          Walden University

      COMMITTEES:                                   Audit, Finance



      ROBERT L. CRANDALL

      DIRECTOR SINCE:                               1997

      PRINCIPAL OCCUPATION AND BUSINESS             Retired. Chairman of the Board, President and Chief
      EXPERIENCE:                                   Executive Officer of AMR Corp., the parent company of
                                                    American Airlines, from 1985 to 1998.

      OTHER DIRECTORSHIPS:                          Celestica, Inc.; Halliburton Company.

      COMMITTEES:                                   Finance, Human Resources and Executive Development.



      GRANT A. DOVE

      DIRECTOR SINCE:                               1988

      PRINCIPAL OCCUPATION AND BUSINESS             Managing Partner of Technology Strategies and Alliances
      EXPERIENCE:                                   since 1992. Executive Vice President of Texas
                                                    Instruments from 1982 to 1987.

      OTHER DIRECTORSHIPS:                          Control  Systems International, Inc.; Cooper Cameron
                                                    Corporation; InterVoice, Inc.; Microelectronics and
                                                    Computer Technology Corporation; Object Space, Inc.;
                                                    Optek Technology, Inc.; Vocal Data, Inc.

      COMMITTEES:                                   Board Affairs, Human Resources and Executive Development
                                                    (Chair).


      ALLAN D. GILMOUR

      DIRECTOR SINCE:                               1992

      PRINCIPAL OCCUPATION AND BUSINES              Retired. Vice Chairman of Ford Motor Company from 1993
      EXPERIENCE:                                   to 1995; Executive Vice President of Ford Motor Company
                                                    and President, Ford Automotive Group from 1990 to 1993;
                                                    Executive Vice President, Corporate Staffs from 1989 to
                                                    1990; Executive Vice President, International Automotive
                                                    Operations from 1987 to 1989.

      OTHER DIRECTORSHIPS:                          AP Automotive Systems, Inc.; The Dow Chemical Company;
                                                    DTE Energy Company; The Prudential Insurance Company of
                                                    America; Whirlpool Corporation.

      COMMITTEES:                                   Finance (Chair); Human Resources and Executive
                                                    Development; Executive Committee.

                                             -3-

      PIERSON M. GRIEVE

      DIRECTOR SINCE:                               1990

      PRINCIPAL OCCUPATION AND BUSINESS             Retired.  Chairman of the Board and Chief  Executive
      EXPERIENCE:                                   Officer of Ecolab, Inc. from 1983 to 1995.

      OTHER DIRECTORSHIPS:                          Guide Corporation; Palladium Equity Partners LLC; Reliant
                                                    Energy Minnegasco; St. Paul Companies.

      COMMITTEES:                                   Audit; Board Affairs (Chair); Executive Committee.



      CHARLES P. RUSS, III

      DIRECTOR SINCE:                               1998

      PRINCIPAL OCCUPATION AND BUSINESS             Retired. Executive Vice President, General Counsel and
      EXPERIENCE:                                   Secretary of U S WEST, Inc. from 1992 to 1998; Executive
                                                    Vice President for Human Resources form 1995 to 1998;
                                                    Executive Vice President for Public Policy from 1997 to
                                                    1998.

      OTHER DIRECTORSHIPS:                          None

      COMMITTEES:                                   Audit (Chair); Board Affairs; Executive Committee.



      LOUIS A. SIMPSON

      DIRECTOR SINCE:                               1998

      PRINCIPAL OCCUPATION AND BUSINESS             President and Chief  Executive  Officer of GEICO  Capital
      EXPERIENCE:                                   Operations since 1993.

      OTHER DIRECTORSHIPS:                          COHR, Inc.; Pacific American Income Shares, Inc.; Potomac
                                                    Electric Power Company; Western Asset Trust, Inc.

      COMMITTEES:                                   Finance; Human Resources and Executive Development.



      JOHN "JACK" SLEVIN

      DIRECTOR SINCE:                               1998

      PRINCIPAL OCCUPATION AND BUSINESS             Retired.  Chairman  of the Board of  Comdisco,  Inc.  from
      EXPERIENCE:                                   1996 to 1999;  President and Chief Executive  Officer from
                                                    1994  to  1999;   Executive   Vice   President  and  Chief
                                                    Operating Officer from 1993 to 1994.

      OTHER DIRECTORSHIPS:                          None

      COMMITTEES:                                   Board Affairs; Human Resources and Executive Development.



      DANIEL W. YOHANNES

      DIRECTOR SINCE:                               1998

      PRINCIPAL OCCUPATION AND BUSINESS             Vice Chairman of US Bancorp since January 2000; Chief
      EXPERIENCE:                                   Executive Officer, U S Bank (Colorado) since 1996;
                                                    President - Retail Market Manager from 1992 to 1996.

      OTHER DIRECTORSHIPS:                          National Board of the Smithsonian Institution; National
                                                    Jewish Hospital Board; Denver Art Museum; Executive Board
                                                    of the Denver Area Council of the  Boy Scouts of America.

      COMMITTEES:                                   Audit; Finance.

ITEM 11.  Executive Compensation.

Executive Agreements

     Change of Control and Termination Arrangements. MediaOne Group has entered into change of control agreements with certain of its executive officers, including the executive officers listed in the Summary Compensation Table below. These agreements encourage the continued service and dedication of these executive officers to the performance of their duties even after the announcement of a change of control. The following discussion is a summary of such agreements. The actual forms of such agreements have been filed as exhibits to MediaOne Group's filings with the Securities and Exchange Commission.

     Under their agreements, executive officers are entitled to receive certain specified benefits in the event of a change of control, which is defined to include any of the following:

(i)  a change of control that would have to be reported under Item 6(e) of
     Schedule 14A of the Securities Exchange Act of 1934, even if the company is not subject to that reporting requirement;

(ii) a party or certain related parties directly or indirectly acquire securities representing twenty percent or more of the total voting power of the company's outstanding voting securities;

(iii)the occurrence of two consecutive calendar years during which a majority of the Board of Directors ceases to be composed of individuals who either
     (a) were a Director at the beginning of the two-year period or (b) are a new Director whose election by the Board or nomination for election by the company's shareholders was approved by at least two-thirds of the Directors who either were Directors at the beginning of the two-year period or whose election or nomination for election was previously so approved (and excluding for this purpose any individual whose initial assumption of office resulted from an actual or threatened proxy contest);

(iv) shareholders of the company approve a merger, consolidation, sale or other disposition of all or substantially all of the assets of the company, unless immediately afterwards the holders of the company's voting securities prior to this change of control hold securities representing more than seventy percent of the voting power of the surviving entity and, also immediately afterwards, no party or certain related parties (other than trustees of employee benefit plans) hold twenty percent or more of the total voting power of the company's outstanding voting securities, and members of the Board of Directors prior to such transaction constitute more than half of the surviving entity's Board of Directors;

(v) the shareholders of the company approve a plan of complete liquidation or dissolution; or

(vi) any other event that a majority of the Board of Directors deems to be a change of control.

     Termination benefits, when payable under these agreements, include accrued but unpaid salary, and payments due under short- and long-term incentive plans in which the executive officer participates. In the case of Mr. Lillis, termination benefits also include his annual bonus amount under any short-term incentive plan in which he participates, and the annual grant value payable under any long-term incentive plan in which he participates. For each executive officer, termination benefits also consist of an amount equal to three times the sum of:

o         Annual base salary prior to termination;

o Annual bonus amount under any short-term incentive program in which the executive officer participates (calculated at 100% of target unless the percentage actually achieved is greater than 100%, in which case the higher percentage applies); and

o The annual long-term incentive grant value under any long-term incen-tive program in which the executive officer participates (calculated at 100% of target).

     The Company will gross-up income sufficient to cover any excise taxes incurred in connection with the benefits paid under these agreements. Upon termination under the change of control severance agreements, the executive officer's pension benefits vest immediately if they are not already vested, and three years are added to both the executive officer's age and years of service.

     Modification of Change of Control and Termination Arrangements. In connection with the anticipated merger with AT&T, the Board of Directors approved certain modifications to MediaOne Group's change of control agreements with its executive officers. The purpose of the modifications was to provide additional incentives to individuals who are critical to completing the merger and who are likely targets for competitive offers from other companies. Chief among these modifications were: (i) the acceleration of the payment of certain benefits to the fourth quarter of 1999 (subject to a repayment obligation in the event that the merger with AT&T fails to close); (ii) the provision of lifetime health, vision and dental benefits to executive officers, on terms substantially similar to those the company would provide if the executive officer were eligible for retiree health care benefits immediately prior to the merger with AT&T; and (iii) the imposition of non-competition provisions, which for one year following the AT&T merger precludes executive officers from working for certain local exchange and multi-channel video programming companies. Benefits paid to executive officers in connection with these modifications are described in the summary compensation table below.

     Executive Severance Agreements. The company has entered into executive severance agreements with certain of its officers, including the executive officers listed in the summary compensation table, that set forth the severance benefits that would be payable in certain circumstances other than a change of control, such as a termination not for cause, termination in connection with a downsizing, or resignation of an officer who elects not to accept reassignment to a comparable position. The severance benefits payable in such circumstances, following delivery of a waiver and release of claims by the executive officer, include: (i) an amount equal to two times base salary; (ii) the amounts that would otherwise be due under the Executive Short-Term Incentive Plan and any long-term incentive plan, in each case pro-rated to the date of termination and calculated on the basis of full achievement of targeted performance levels; and
(iii) financial counseling services, or the cash value of such services, through the year following the year of termination. The agreements also provide for the lapse of restrictions on grants of common stock issued to the executive officer, and the accelerated vesting of a pro-rated portion of the stock options issued to the executive officer. Finally, the agreements include provisions for medical, dental and vision benefits for eighteen months following termination, and provisions to protect the confidentiality of MediaOne Group information and to arbitrate employment disputes. In the event of a change of control, the terms of the executive severance agreements will be superseded by applicable change of control severance agreements.

Executive Summary Compensation Table



                                      Annual Compensation             Long-Term Compensation
                                --------------------------------  ----------------------------------------------------------



                                                      Other          Restricted     Securities
                                                      Annual         Stock          Underlying     LTIP           All Other
Name and                         Salary    Bonus      Compensation   Award (s) (4)  Options/SARs   Payouts        Compensation
Principal Position (1)   Year    ($)       ($)         ($)            ($)            (#)           ($) (6)        ($) (7)
----------------------------------------------------------------------------------------------------------------------------

Charles M. Lillis        1999   $900,000   $1,400,000 $68,533 (2)                   300,000        $19,807,683     $24,019,568 (8)
President, CEO and                                                                  620,000
Chairman of the Board    1998   $793,538   $900,000   $79,034 (2)   $10,308,996     325,628        $   171,174     $   103,556
                         1997   $618,115   $630,000   $ 3,083                       168,150        $    90,583     $    97,237
                                                                                     30,000 (5)

A. Gary Ames             1999   $515,000   $690,000   $3,504,542 (3)                107,000        $ 5,100,000     $ 9,650,166 (8)
President and CEO                                                                   220,000
MediaOne International   1998   $510,192   $600,000   $3,722,821 (3)                163,018                        $    92,141


Janice C. Peters          1999  $500,000   $540,000                                      157,000   $ 7,562,500     $13,027,139 (8)
President and                                                                            323,000
Chief Executive           1998  $455,385   $260,000                                      191,026                   $    52,938
Officer,  MediaOne


Richard A. Post           1999  $440,385   $390,000                $     85,855          107,000   $ 5,100,000     $10,140,451 (8)
Executive Vice President                                                                 220,000
and Chief Financial       1998  $350,000   $270,000                $     57,118          101,452                   $    37,345
Officer


Frank M. Eichler          1999  $350,000   $300,000   $  180,000                          94,000   $ 4,650,765     $ 8,967,563 (8)
Executive Vice                                                                           194,000
President -- Law and      1998  $335,577   $317,698   $   60,000   $    219,341          101,660   $    35,861     $    43,173
Public Policy, General
Counsel and Secretary

___________________

(1) Mr. Ames, Ms. Peters, Mr. Post and Mr. Eichler became executive officers of the Company on June 12, 1998, the date of the Separation.

(2) This amount includes $76,086 for 1998 and $57,812 for 1999 of imputed income related to the use of the Company's aircraft.

(3) This amount includes $291,571 in 1998 and $500,760 in 1999 for housing costs and $3,431,250 in 1998 and $3,003,782 in 1999 for gross-ups of income that are related to Mr. Ames' overseas assignment.

(4) Upon shareowner approval on October 21, 1999 of the merger between MediaOne Group and AT&T , all restrictions immediately lapsed on stock issued to Messrs. Lillis, Ames, Post, and Eichler and Ms. Peters.

(5) In October 1995, the Company's shareholders approved a plan pursuant to which the Company issued tracking stocks that were intended to reflect separately the performance of its two business groups, U S WEST Media Group and U S WEST Communications Group. At the time of the Separation, the Company aligned the domestic directories business of U S WEST Dex with U S WEST Communications Group, and the two business groups became separate public companies. Stock options issued prior to the Separation were based on one or the other of the Company's tracking stocks. At the Separation, the Company's U S WEST Communications Group tracking stock was replaced by the common stock of the newly independent U S WEST, Inc., and the options based on the U S WEST Communications Group tracking stock were likewise replaced with substitute options issued by U S WEST, Inc. The tracking stock that formerly reflected the performance of U S WEST Media Group remained outstanding as the common stock, par value $.01 per share of MediaOne Group, Inc. These 30,000 stock options relate to the stock of U S WEST Communications Group.

(6) The 1999 LTIP payouts to Mr. Lillis, Mr. Ames, Ms. Peters, Mr. Post and Mr. Eichler include incremental payments that were made in connection with their change of control agreements.

(7)  Except as otherwise noted, the amounts in this column are attributable to
     (1) the MediaOne Group matching contribution under the Deferred Compensation Plan, (2) the MediaOne Group matching contribution under the Savings Plan/ESOP, (3) the current dollar value of the remainder of the premium paid under a split-dollar insurance arrangement, and (4) the amount paid for the term insurance portion of the foregoing split-dollar insurance arrangement. The separate components of these amounts for 1999 are set forth below. Mr. Ames also received an overseas service premium of $46,404 for 1999.


                                           Year Ended December 31, 1999


                                      Deferred
                                    Compensation       Savings Plan       Split-Dollar     Term Portion
         Name                      Company Match       Company Match      Premium Value      Premium
                                 ------------------------------------------------------------------------

         Lillis                       $82,000             $8,000             $48,268          $1,820
         Ames                         $47,750             $8,000             $29,986          $1,045
         Peters                       $30,857             $7,143             $30,455           $590
         Post                         $27,519             $8,000             $19,246           $196
         Eichler                      $30,500             $8,000             $19,810           $262

(8) These amounts include payments, other than incremental bonus and LTIP payments, that were made to Mr. Lillis, Mr. Ames, Ms. Peters, Mr. Post and Mr. Eichler in connection with the change of control and non-compete agreements, in the respective amounts of $23,879,480, $9,516,981, $12,958,094, $10,085,490 and $8,908,991.

Individual Option/SAR Grants in Last Fiscal Year

     The following table provides information on stock options granted to the executive officers listed in the Summary Compensation Table during 1999. The Company employed the Black-Scholes option pricing model to develop the theoretical values set forth under the "Grant Date Present Value" column.


                             ---------------------------------------------------------------------------

                                  Number of          Percent of
                                  Securities         Total
                                  Underlying         Options/SARs    Exercise
                                  Options/           Granted to      or Base                 Grant Date
                                  SARs               Employees in    Price      Expiration   Present
                                  Granted #          Fiscal Year     ($/sh)     Date         Value ($)

                        ----------------------------------------------------------------------------

Name

Charles M. Lillis                  300,000 (1)       2.30%           $46.688     1/4/2009    $ 4,350,000  (3)

                                   620,000 (2)       4.75%           $70.031     1/4/2009    $ 4,600,000  (3)

A Gary Ames                        107,000 (1)       0.82%           $46.688     1/4/2009    $ 1,551,500  (3)

                                   220,000 (2)       1.68%           $70.031     1/4/2009    $ 1,632,400  (3)

                                    23,950 (1)       0.18%           $55.063     2/4/2009    $   412,419  (4)

Janice C. Peters                   157,000 (1)       1.20%           $46.688     1/4/2009    $ 2,276,500  (3)

                                   323,000 (2)       2.47%           $70.031     1/4/2009    $ 2,396,660  (3)

Richard A. Post                    107,000 (1)       0.82%           $46.688     1/4/2009    $ 1,551,500  (4)

                                   220,000 (2)       1.68%           $70.031     1/4/2009    $ 1,632,400  (4)

                                     1,062 (1)       0.01%           $55.000    12/2/2004    $    23,630  (5)

                                     3,981 (1)       0.03%           $55.000    12/2/2004    $    85,577  (5)

Frank M. Eichler Jr.                94,000 (1)       0.72%           $46.688     1/4/2009    $ 1,363,000  (4)

                                   194,000 (2)       1.49%           $70.031     1/4/2009    $ 1,439,480  (4)


_____________________

(1) These stock options, to the extent they were not already exercisable, became exercisable upon approval by shareowners on October 21, 1999 of the merger between MediaOne Group and AT&T.

(2) These stock options became exercisable when the Company's common stock first traded on the New York Stock Exchange at or above the grant price of $70.03. These stock options also include a limited stock appreciation right that ensures that, in the event of a change of control, full value may be obtained for the difference between the market value of the common stock on the date of exercise and the market value of the common stock on the date of grant ($46.69).

(3) This value reflects the standard application of the Black-Scholes option pricing model to options issued on common stock of MediaOne Group, Inc., using the following assumptions: volatility 30%, dividend yield 0.0%, and a risk-free rate of return of 4.70% based on the options being outstanding for an average term of 4.0 years.

(4) This value reflects the standard application of the Black-Scholes option pricing model to options issued on common stock of MediaOne Group, Inc., using the following assumptions: volatility 30%, dividend yield 0.0%, and a risk-free rate of return of 4.83% based on the options being outstanding for an average term of 4.0 years.

(5) These stock options become fully exercisable one year from the date of grant and do not include a reload feature. This value reflects the standard application of the Black-Scholes option pricing model to options issued on common stock of MediaOne Group, using the following assumptions: volatility 30%, dividend yield of 0%, and a risk-free rate of return of 5.75% based on the options being outstanding for a term 5.76 years.


Aggregated Option/SAR Exercises in Last Fiscal Year and Year-End Option/SAR
Values


                       Shares                        Number of Unexercised          Value of Unexercised
                       Acquired       Value              Options/SARs                  In-the-Money
                       on Exercise    Realized            at FY-End (#)                  Options/SARs
                                                  -------------------------------

Name                       (#)           ($)      Exercisable *  Unexercisable *    Exercisable    Unexercisable
                      ------------------------------------------------------------------------------------------

Charles M. Lillis           -       $     -         1,805,493     $          -     $ 61,950,460    $           -

A. Gary Ames               18,327   $ 1,015,598       884,313     $          -     $ 35,209,753    $           -

Janice C. Peters            -       $     -           976,013     $          -     $ 31,563,097    $           -

Richard A. Post             9,884   $   406,228       528,850     $          -     $ 14,403,740    $           -

Frank M. Eichler                -   $     -           440,117     $          -     $ 11,375,359    $           -

                                              -8-
_________________

*Owing to the shareowner approval on October 21, 1999 of the merger between MediaOne Group and AT&T Broadband, all unvested stock options held by Mr. Lillis, Mr. Ames, Ms. Peters, Mr. Post and Mr. Eichler immediately became vested and fully exercisable.

MediaOne Group Pension Plans

     The following tables illustrate the maximum estimated annual benefits payable to the officers listed in the summary compensation table upon retirement under MediaOne Group's pension plans, based upon applicable pension plan formulas for specified final average annual compensation and specified years of service. The second table is based on the "defined lump sum" pension plan formula that applied to Messrs. Post and Eichler. The other executive officers are eligible to receive the greater of the pension amount that is calculated under either table.

                                                  Pension Plan Tables
                                                      First Table


                                                     YEARS OF SERVICE

 Final Average Annual --------------------------------------------------------------------------------------
      Compensation



                          15          20          25         30          35          40           45
------------------------------------------------------------------------------------------------------------
      $500,000             $112,500    $150,000   $187,500    $225,000    $262,500    $293,750     $325,000
       600,000              135,000     180,000    225,000     270,000     315,000     352,500      390,000
       700,000              157,500     210,000    262,500     315,000     367,500     411,250      455,000
       800,000              180,000     240,000    300,000     360,000     420,000     470,000      520,000
       900,000              202,500     270,000    337,500     405,000     472,500     528,750      585,000
     1,000,000              225,000     300,000    375,000     450,000     525,000     587,500      650,000
     1,100,000              247,500     330,000    412,500     495,000     577,500     646,250      715,000
     1,200,000              270,000     360,000    450,000     540,000     630,000     705,000      780,000
     1,300,000              292,500     390,000    487,500     585,000     682,500     763,750      845,000
     1,400,000              315,000     420,000    525,000     630,000     735,000     822,500      910,000
     1,500,000              337,500     450,000    562,500     675,000     787,500     881,250      975,000
     1,600,000              360,000     480,000    600,000     720,000     840,000     940,000    1,040,000
     1,700,000              382,500     510,000    637,500     765,000     892,500     998,750    1,105,000



                                                    Second Table

                                                   YEARS OF SERVICE

Final Average Annual ---------------------------------------------------------------------------------------
      Compensation


                             15          20          25         30          35          40           45
------------------------------------------------------------------------------------------------------------
      $500,000             $176,703    $217,480   $244,665    $265,054    $278,646    $285,443     $292,239
       600,000              212,043     260,976    293,598     318,065     334,376     342,531      350,687
       700,000              247,384     304,472    342,531     371,075     390,105     399,620      409,134
       800,000              282,724     347,968    391,464     424,086     445,834     456,708      467,582
       900,000              318,065     391,464    440,397     477,097     501,563     513,797      526,030
     1,000,000              353,405     434,960    489,330     530,108     557,293     570,885      584,478
     1,100,000              388,746     478,456    538,263     583,118     613,022     627,974      642,925
     1,200,000              424,086     521,952    587,196     636,129     668,751     685,062      701,373
     1,300,000              459,427     565,448    636,129     689,140     724,480     742,151      759,821
     1,400,000              494,767     608,944    685,062     742,151     780,210     799,239      818,269
     1,500,000              530,108     652,440    733,995     795,161     835,939     856,328      876,716
     1,600,000              565,448     695,936    782,928     848,172     891,668     913,416      935,164
     1,700,000              600,789     739,432    831,861     901,183     947,397     970,505      993,612

     The calculation of "final average annual compensation" is the highest average compensation for 60 consecutive months of the 120 consecutive-month period preceding retirement and includes compensation that would appear under the "Salary" and "Bonus" columns of the summary compensation table. As of December 31, 1999, Mr. Lillis, Mr. Ames, Ms. Peters, Mr. Post and Mr. Eichler had 14, 32, 26, 11, and 15 actual years of service, respectively. Mr. Lillis is eligible for a variable percentage of his final average annual compensation (calculated as his highest average compensation over any 60 consecutive-month period of his employment) based upon his age at retirement, less any amounts payable under any MediaOne Group pension plans. The

                                           -9-

applicable percentage is 50% at age 58 (his present age), and increases by varying increments from year to year - i.e., 5% per year through age 58, and then 2% per year through age 61, and 1% thereafter through age 65.

     Benefits set forth in the preceding tables are computed as an annual straight-life annuity and are not subject to deduction for Social Security.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.

     Based solely upon a review of schedules and reports filed with the Securities and Exchange Commission, the company knows of no single person or group that is the beneficial owner of more than five percent of the company's common stock other than as set forth in the following table.

         Name and Address of Beneficial Owner                Number of Shares              Percent of Class
         --------------------------------------------    --------------------------    -------------------------

         Amos B. Hostetter, Jr                                    56,320,191                    8.76%
         The Pilot House
         Lewis Wharf
         Boston, Massachusetts  02110.

     The following table shows the stock ownership of the Company's Directors, the executive officers of the Company listed in the Summary Compensation Table and the Directors and executive officers as a group in each case, as of December 31, 1999. Shares owned by all Directors and executive officers as a group amount to approximately 1.1% of the common stock outstanding.

                                                                                           Share Subject
                                                                    Total Number           to Options
    Name                                                              of Shares            (Included in
                                                                                               Total)

    A. Gary Ames..................................................      948,892               836,796

    Kathleen A. Cote..............................................       11,152                42,000

    Robert L. Crandall............................................       67,873                50,073

    Grant A. Dove.................................................       63,088                54,488

    Frank M. Eichler..............................................      500,521               440,117

    Allan D. Gilmour..............................................       65,361                54,488

    Pierson M. Grieve.............................................      129,488                51,988

    Charles M. Lillis.............................................    2,213,305             1,805,493

    Janice C. Peters..............................................    1,113,490               976,013

    Richard A. Post...............................................      572,402               528,850

    Charles P. Russ, III..........................................      411,027               325,407

    Louis A. Simpson..............................................       78,000                42,000

    John "Jack" Slevin............................................       78,000                42,000

    Daniel W. Yohannes............................................       45,296                42,000

    All Directors and Executive Officers (as a group).............    6,297,895             5,291,713

                                               -10-

ITEM 13.  Certain Relationships and Related Transactions.

          None

                                    PART IV

ITEM 14.  Financial Statement Schedules, Reports on Form 8-K and Exhibits.


(a) Documents filed as part of this report (page references are to Form 10-K filed on March 23, 2000):

                                                                                                     Page Number

         (1)      Report of Independent Accountants..........................................          44
         (2)      Consolidated Financial Statements:
                  Consolidated Statements of Operations--for the years ended
                    December 31, 1999, 1998 and 1997.........................................    46 through 47
                  Consolidated Balance Sheets as of December 31, 1999 and 1998...............          48
                  Consolidated Statements of Cash Flows--for the years ended
                    December 31, 1999, 1998 and 1997.........................................          49
         (3)      Consolidated Statements of Shareowners' Equity
                  For the years ended December 31, 1999, 1998 and 1997.......................          50
                  Notes to Consolidated Financial Statements.................................    51 through 100
         (4)      Consolidated Financial Statement Schedule:
                  II -- Valuation and Qualifying Accounts....................................      5 through 1

Financial statement schedules other than those listed above have been omitted because the required information is contained in the financial statements and notes thereto, or because such schedules are not required or applicable.

(b)      Reports on Form 8-K:

         MediaOne Group filed the following reports on Form 8-K during the fourth quarter of 1999:

(i) Current Report dated and filed on October 27, 1999 providing financial statements, financial information and exhibits relating to the filing with the Securities & Exchange Commission by MediaOne Group, Inc. of 26 million Premium Income Exchangeable Securities(SM) ("PIES"(SM)) of MediaOne Group, Inc. and $7.00% Exchangeable Notes due November 15, 2002 subject to exchange into ADRs representing ordinary shares of Vodafone AirTouch Public Limited Company.

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


     Exhibit
     Number

     (2-A)           -    Agreement and Plan of Merger dated as of May 6, 1999 by and among AT&T Corp., Meteor
                          Acquisition Inc. and MediaOne Group, Inc. (Exhibit 2 to Current Report on Form 8-K dated and filed on May 6, 1999).

     (2-B)           -    Form of Separation Agreement between MediaOne Group, Inc. and U S WEST, Inc. (Exhibit 2-A to
                          Form 10-K, for the fiscal year ended December 31, 1997, File No. 1-8611).

     (2-C)           -    Form of Employee Matters Agreement between MediaOne Group, Inc. and U S WEST, Inc. (Exhibit
                          2-B to Form 10-K, for the fiscal year ended December 31, 1997, File No. 1-8611).

     (2-D)           -    Form of Tax Sharing  Agreement  between MediaOne Group, Inc. and U S WEST, Inc. (Exhibit 2-C to
                          Form 10-K, for the fiscal year ended December 31, 1997, File No. 1-8611).

                                                 -11-
     Exhibit
     Number


     (3-A)           -    Form of Restated Certificate of Incorporation of MediaOne Group, Inc. (Annex A-2 to definitive proxy statement on Schedule 14A dated April 20, 1998).

     (3-B)           -    Form of Amended and Restated Bylaws of MediaOne Group, Inc. (Exhibit 3(ii) to Current Report
                          on Form 8-K dated June 24, 1998, File No. 1-8611).

     (4-A)           -    Form of Amended and Restated Rights Agreement between MediaOne Group, Inc. and its Rights
                          Agent (Exhibit 1 to Form 8-A filed on February 11, 1999 and Exhibit 4 to Current Report filed on Form 8-K dated February 9, 1999 and filed on February 11, 1999, File No. 1-8611).

     (4-B)           -    No instrument which defines the rights of holders of long and intermediate term debt of
                          MediaOne Group, Inc. and all of its subsidiaries is filed herewith pursuant to Regulation S-K,
                          Item 601(b)(4)(iii)(A). Pursuant to this regulation, the Registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.

     (10-A)          -    MediaOne Group, Inc. Executive Short-Term Incentive Plan (Exhibit 10-A to Form 10-K, for the
                          fiscal year ended December 31, 1998, File No. 1-8611).

     (10-B)          -    Amended MediaOne Group 1994 Stock Plan (Exhibit 10-B to Form 10-K, for the fiscal year ended
                          December 31, 1998, File No. 1-8611).

     (10-C)          -    MediaOne Group Executive Life Insurance Plan (Exhibit 10-C to Form 10-K, for the fiscal year ended December 31, 1998, File No. 1-8611).

     (10-D)          -    MediaOne Group Executive Disability Plan (Exhibit 10-D to Form 10-K for the fiscal year ended
                          December 31, 1998, File No. 1-8611).

     (10-E)          -    MediaOne Group Non-Qualified Pension Plan (Exhibit 10-E to Form 10-K for the fiscal year ended
                          December 31, 1998, File No. 1-8611).

     (10-F)          -    MediaOne Group  Mid-Career Pension Plan (Exhibit 10-F to Form 10-K for the fiscal year ended
                          December 31, 1998, File No. 1-8611).

     (10-G)          -    MediaOne Group Deferred Compensation Plan (Exhibit 10-G to Form 10-K for the fiscal year ended
                          December 31, 1998, File No. 1-8611).

     (10-H)          -    MediaOne Group Executive Financial Counseling Plan (Exhibit 10-H to Form 10-K for the fiscal year ended December 31, 1998, File No. 1-8611).

     (10-I)          -    MediaOne Group Executive Non-Qualified Stock Option Agreement (Exhibit 10-I to Form 10-K for
                          the fiscal year ended December 31, 1998, File No. 1-8611).

     (10-J)          -    Form of LTIP Option Agreement (Exhibit 10-J to Form 10-K for the fiscal year ended  December
                          31, 1998, File No. 1-8611).


     (10-K)          -    Form of Executive Restricted Stock Agreement (Exhibit 10-K to Form 10-K for the fiscal year ended December 31, 1998, File No. 1-8611).

     (10-L)          -    Form of Executive Retention Agreement (Restricted Stock Only) (Exhibit 10-L to Form 10-K for
                          the fiscal year ended December 31, 1998, File No. 1-8611).

     (10-M)          -    Form of Executive Retention Agreement (Restricted Stock and Options) (Exhibit 10-M to Form
                          10-K for the fiscal year ended December 31, 1998, File No. 1-8611).

                                                        -12-

     Exhibit
     Number


     (10-N)          -    Admission Agreement dated as of May 16, 1993 between Time Warner Entertainment Company, L.P.
                          and U S WEST, Inc. (Exhibit 10 to Current  Report filed on Form 8-K dated May 24, 1998,  File
                          No. 1-8611).

     (10-O)          -    Form of Executive Change of Control Agreement (Exhibit 10g to Form 10-Q for fiscal quarter ended June 30, 1998, file No. 1-8611).

     (10-P)          -    Form of Change of Control Agreement for Chief Executive Officer (Exhibit 10e to Form 10-Q for
                          fiscal quarter ended June 30, 1998, File No. 1-8611).

     (10-Q)          -    Form of Business Unit Change of Control Agreement (Exhibit 10f to Form 10-Q for fiscal quarter ended June 30, 1998, File No. 1-8611).

     (10-R)          -    Form of Executive Severance Agreement (Exhibit 10ab to Form 10-K for fiscal year ended
                          December 31, 1995, File No. 1-8611).

     10-S            -    Form of letter dated November 15, 1999 to Chairman, President and Chief Executive Officer of
                          MediaOne Group, Inc. regarding Change of Control Agreement.

     10-T            -    Form of Amendment to Change of Control Letter Agreement Between MediaOne Group, Inc. and Chief
                          Executive Officer.

     10-U            -    Form of letter dated  November 15, 1999 to Senior Executive Officer of MediaOne Group, Inc.
                          regarding Change of Control Agreement.

     10-V            -    Form of Amendment to Change of Control Letter Agreement Between MediaOne Group, Inc. and
                          Senior Executive Officer.

     (12)            -    Computation of Ratio of Earnings to Fixed Charges of MediaOne Group, Inc.

     (21)            -    Subsidiaries of MediaOne Group, Inc.

     (23)            -    Consent of Independent Accountants.

     (24)            -    Powers of Attorney.

     (99)            -    Annual Report on Form 11-K for the MediaOne  Savings  Plan/ESOP for the year ended December 31,
                          1999, to be filed by amendment.


                                                    SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Englewood, State of Colorado, on April 28, 2000.


                                 MediaOne Group, Inc.


                                   By:  /s/  Richard A. Post
                                       ----------------------------------------
                                       Richard A. Post
                                       Executive Vice President and
                                       Chief Financial Officer


                                                -13-