Form 10-Q
period 2000-03-31
MEDIAONE GROUP INC
filed 2000-05-12
CIK 732718

UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION

-------------------------------------------------------------------------------
                                Washington, D.C. 20549


                                       FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                    For the Quarterly Period Ended March 31, 2000

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

                             Telephone Number 303-858-3000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X_ No __

The number of shares of MediaOne Group, Inc. common stock outstanding (net of shares held in treasury), at April 28, 2000, was 639,062,407 shares.

===============================================================================

                               MediaOne Group, Inc.
                                   Form 10-Q
                                TABLE OF CONTENTS

Item                                                                                Page

                          PART I - FINANCIAL INFORMATION

1.         MediaOne Group, Inc. Financial Information

                  Consolidated Statements of Operations -
                            Three Months Ended March 31, 2000 and 1999                3

                  Consolidated Balance Sheets -
                             March 31, 2000 and December 31, 1999                     4

                  Consolidated Statements of Cash Flows -
                            Three Months Ended March 31, 2000 and 1999                6

                   Notes to Consolidated Financial Statements                         7

2.         MediaOne Group, Inc. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

                 Consolidated Results of Operations                                  15

                 Liquidity and Capital Resources                                     23

                 Risk Management                                                     25

3.         MediaOne Group, Inc. Quantitative and Qualitative Disclosures About
                   Market Risk                                                       27

                         PART II - OTHER INFORMATION

1.         Legal Proceedings                                                         28

6.         Exhibits and Reports on Form 8-K                                          28

Form 10-Q - Part I

                               MediaOne Group, Inc.
                         Consolidated Statements of Operations
                                  (Unaudited)

---------------------------------------------------------------------------------------- --------------------------------
                                                                                               Three Months Ended
                                                                                                    March 31,
                                                                                         --------------------------------

Dollars in millions, except per share amounts                                                 2000             1999
---------------------------------------------------------------------------------------- ---------------- ---------------

Sales and other revenues:
    Domestic cable and broadband                                                             $       706       $     654
    Corporate and other                                                                                -              11
                                                                                         ---------------- ---------------
     Total sales and other revenues                                                                  706             665
                                                                                         ---------------- ---------------

Operating expenses:
    Cost of sales and other revenues                                                                 296             269
    Selling, general and administrative expenses                                                     171             185
    Depreciation and amortization                                                                    379             250
                                                                                         ---------------- ---------------
      Total operating expenses                                                                       846             704
                                                                                         ---------------- ---------------

Operating loss                                                                                      (140)            (39)

Interest expense                                                                                    (147)            (96)
Equity losses in unconsolidated ventures                                                             (71)           (115)
Gains (losses) on investments:
   Sales and exchanges of domestic investments                                                       191              70
   Sales of international investments                                                              1,993             124
   PrimeStar investment                                                                                -             (65)
Minority interest expense in Centaur Funding                                                         (25)            (25)
Guaranteed minority interest expense                                                                 (24)            (24)
Merger costs                                                                                         (19)            (15)
Other income - net                                                                                   155              37
                                                                                         ---------------- ---------------

Income (loss) before income taxes                                                                  1,913            (148)
(Provision) benefit for income taxes                                                                (755)             37
                                                                                         ---------------- ---------------

NET INCOME (LOSS)                                                                             $    1,158      $     (111)
                                                                                         ================ ===============

Preferred stock dividends and accretion                                                               (1)            (14)
                                                                                         ---------------- ---------------

EARNINGS (LOSS) AVAILABLE FOR COMMON STOCK                                                    $    1,157      $     (125)
                                                                                         ================ ===============

Basic earnings (loss) per common share                                                        $     1.80      $    (0.21)
                                                                                         ================ ===============

Diluted earnings (loss) per common share                                                      $     1.78      $    (0.21)
                                                                                         ================ ===============

AVERAGE COMMON SHARES OUTSTANDING (thousands):
   Basic average common shares outstanding                                                       642,947         603,813
                                                                                         ================ ===============
   Diluted average common shares outstanding                                                     651,110         603,813
---------------------------------------------------------------------------------------- ================ ===============

                   See Notes to Consolidated Financial Statements.

Form 10-Q - Part I

                                MediaOne Group, Inc.
                             Consolidated Balance Sheets

-------------------------------------------------------------------------------- ------------------- ---------------------
                                                                                     March 31,           December 31,
Dollars in millions                                                                     2000                 1999
-------------------------------------------------------------------------------- ------------------- ---------------------
                                                                                    (Unaudited)

ASSETS

Current assets:
    Cash and cash equivalents                                                            $    7,540            $    7,471
    Accounts and notes receivable - net                                                         374                   489
    Current portion of deferred tax asset                                                        68                    69
    Prepaid and other                                                                            26                    29
    Marketable securities                                                                        66                    62

                                                                                 ------------------- ---------------------
Total current assets                                                                          8,074                 8,120
                                                                                 ------------------- ---------------------

Property, plant and equipment - net                                                           5,369                 5,090
Investment in Vodafone Group                                                                  9,725                 8,718
Investment in Time Warner Entertainment                                                       2,609                 2,597
Net investment in international ventures held for sale                                          820                   938
Intangible assets - net                                                                      11,329                11,507
Other assets                                                                                  3,152                 2,816
                                                                                 ------------------- ---------------------

Total assets                                                                             $   41,078            $   39,786
-------------------------------------------------------------------------------- =================== =====================

                   See Notes to Consolidated Financial Statements.

Form 10-Q - Part I

                                 MediaOne Group, Inc.
                               Consolidated Balance Sheets
                                       (Continued)

-------------------------------------------------------------------------------- ------------------- --------------------
                                                                                     March 31,          December 31,
Dollars in millions                                                                     2000                1999
-------------------------------------------------------------------------------- ------------------- --------------------
                                                                                    (Unaudited)

LIABILITIES AND SHAREOWNERS' EQUITY

Current liabilities:
    Short-term debt                                                                      $    1,505           $    1,506
    Accounts payable                                                                            292                  350
    Employee compensation                                                                        75                   92
    Deferred revenue and customer deposits                                                      186                  174
    Current income taxes payable                                                                937                1,552
    Other                                                                                       483                  571

                                                                                 ------------------- --------------------
Total current liabilities                                                                     3,478                4,245
                                                                                 ------------------- --------------------

Long-term debt                                                                                9,119                8,673
Deferred income taxes                                                                         7,998                7,711
Deferred credits and other                                                                      349                  168

Commitments and contingencies

Minority interest in Centaur Funding                                                          1,115                1,113
Company-obligated mandatorily redeemable preferred securities of subsidiary
   trust holding solely Company-guaranteed subordinated debentures                            1,060                1,060
Preferred stock subject to mandatory redemption                                                  50                   50

Shareowners' equity:
    Common shares                                                                            10,943               11,448
    Retained earnings                                                                         5,280                4,123
    Accumulated other comprehensive income                                                    1,686                1,195
                                                                                 ------------------- --------------------
Total shareowners' equity                                                                    17,909               16,766
                                                                                 ------------------- --------------------

Total liabilities and shareowners' equity                                                $   41,078          $    39,786
-------------------------------------------------------------------------------- =================== ====================

                   See Notes to Consolidated Financial Statements.

Form 10-Q - Part I
                                  MediaOne Group, Inc.
                        Consolidated Statements of Cash Flows
                                     (Unaudited)

------------------------------------------------------------------------------------- --------------- ---------------
Three Months Ended March 31,                                                               2000            1999
------------------------------------------------------------------------------------- --------------- ---------------
                                                                                           Dollars in millions
OPERATING ACTIVITIES
   Net income (loss)                                                                        $  1,158        $   (111)
   Adjustments to net income (loss):
     Depreciation and amortization                                                               379             250
     Equity losses in unconsolidated ventures                                                     71             115
     (Gains) losses on investments:
        Sales and exchanges of domestic investments                                             (191)            (70)
        Sales of international investments                                                    (1,993)           (124)
        PrimeStar investment                                                                       -              65
     Deferred income taxes                                                                       (23)            (18)
  Changes in operating assets and liabilities:
     Accounts and notes receivable, and other current assets                                     120             (77)
     Accounts payable and accrued liabilities                                                   (155)             37
     Current income taxes payable                                                               (615)            346
  Other - net                                                                                     29              45
                                                                                      --------------- ---------------
  Cash (used for) provided by operating activities                                            (1,220)            458
                                                                                      --------------- ---------------

INVESTING ACTIVITIES
   Expenditures for property, plant and equipment                                               (462)           (401)
   Investment in international ventures                                                          (14)            (55)
   Proceeds from sales of investments                                                          2,289             304
   Other - net                                                                                     3              11
                                                                                      --------------- ---------------
   Cash provided by (used for) investing activities                                            1,816            (141)
                                                                                      --------------- ---------------

FINANCING ACTIVITIES
   Net repayments of short-term debt                                                               -            (160)
   Repayments of long-term debt                                                                    -              (3)
   Proceeds from issuance of common stock                                                         57              23
   Dividends paid on preferred stock                                                              (1)            (13)
   Purchases of treasury stock                                                                  (583)            (47)
                                                                                      --------------- ---------------
   Cash used for financing activities                                                           (527)           (200)
                                                                                      --------------- ---------------

CASH AND CASH EQUIVALENTS
   Increase                                                                                       69             117
   Beginning balance                                                                           7,471             415
                                                                                      --------------- ---------------
   Ending balance                                                                           $  7,540        $    532
------------------------------------------------------------------------------------- =============== ===============

                 See Notes to Consolidated Financial Statements.

Form 10-Q - Part I

                                MediaOne Group, Inc.
                     Notes to Consolidated Financial Statements
                      For the Three Months Ended March 31, 2000
                                (Dollars in millions)
                                    (Unaudited)

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

In the opinion of MediaOne Group's management, the Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth therein. It is suggested that these Consolidated Financial Statements be read in conjunction with the Company's 1999 Consolidated Financial Statements and notes thereto included in MediaOne Group's Form 10-K filed with the SEC on March 23, 2000.

Certain reclassifications within the Consolidated Financial Statements have been made to conform to the current year presentation.

NOTE 2:  AT&T MERGER

On May 6, 1999, MediaOne Group entered into an agreement with AT&T Corp. ("AT&T") to merge its operations with those of AT&T. The merger is expected to close in mid-2000, subject to legal and regulatory approval.

NOTE 3:  DOMESTIC ASSET DISPOSITIONS, EXCHANGES AND OTHER

On March 1, 2000, MediaOne Group sold its investment in shares of Motorola, Inc. ("Motorola") for gross proceeds of $41, resulting in a net pretax gain of $24. The Motorola shares were received in January 2000 as a result of the exercise of certain General Instrument Corporation ("GI") warrants held by the Company, which were converted to Motorola shares as a result of the merger of GI into Motorola.

Form 10-Q - Part I

                                MediaOne Group, Inc.
                     Notes to Consolidated Financial Statements
                               (Dollars in millions)
                                    (Unaudited)

On March 10, 2000, the Company's interest in the Trip.com, an online travel services company, was merged into Galileo International, Inc. ("Galileo"). The Company's interest was converted into stock of Galileo and approximately $30 in cash, resulting in a net pretax gain of $85. Also during March 2000, the Company's investments in Preview Travel and IPIX were merged and exchanged into investments in Travelocity.com and Bamboo.com, respectively, resulting in total net pretax gains of $82. The new investments will be accounted for under the cost method of accounting, as available for sale securities, with changes in the fair market value of the investment being recorded in equity as a component of other comprehensive income.

NOTE 4: OPERATING SEGMENTS

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," the following table presents selected information for MediaOne Group's operating segments for the three month periods ended March 31, 2000 and 1999. "Sales and Other Revenues" and earnings before interest, taxes, depreciation, amortization and other ("EBITDA") for the domestic segment are presented on a proportionate basis. Proportionate results reflect the relative weight of MediaOne Group's ownership in each of its respective domestic equity ventures together with the consolidated results of its subsidiaries. The computation of EBITDA also excludes gains on asset sales, equity losses, guaranteed minority interest expense and minority interest expense in Centaur Funding. Adjustments made to Sales and Other Revenues and EBITDA to arrive at proportionate results are reversed in the column labeled "Eliminations and Adjustments," in conformity with SFAS No. 131, so that in total, Sales and Other Revenues and EBITDA reflect consolidated results.

Beginning in 2000, the Company no longer evaluates the proportionate results of its international interests when assessing performance and allocating resources due to the sale of a significant portion of these international investments. Amounts previously disclosed for 1999 have been reclassified to conform with the current year presentation.

Form 10-Q - Part I

                                MediaOne Group, Inc.
                     Notes to Consolidated Financial Statements
                               (Dollars in millions)
                                   (Unaudited)

Operating Results:

                    --------------------------------------------------------------------------------------------------------------

                                                     Domestic Cable & Broadband
                                                     --------------------------              Eliminations
                                                     MediaOne of    Multimedia                     &
                                                     Delaware (1)   Ventures (2) Internat'l. Adjustments    Other   Consolidated

                     --------------------------------------------------------------------------------------------------------------


                     Three months ended
                     March 31, 2000
                     Sales and other revenues         $ 706        $ 841        $   -       $  -          $ (841)    $ 706

                     EBITDA(3)                          261          216           (1)       (20)           (217)      239

                     Equity gains (losses) in
                     unconsolidated ventures              -            -          (85)         -              14       (71)

                     Net income (loss) (4)             (123)           6        1,219         56              -      1,158

                     ---------------------------------------------------------------------------------------------------------



                     Three months ended
                     March 31, 1999
                     Sales and other revenues         $ 654        $ 748        $  10       $  1          $ (748)    $ 665

                     EBITDA(3)                          241          243          (12)       (16)           (245)      211

                     Equity gains (losses) in
                     unconsolidated ventures              -            -         (108)         -              (7)     (115)

                     Net income (loss)                  (74)           4          (18)       (23)              -      (111)

                     --------------------------------------------------------------------------------------------------------------

(1) MediaOne of Delaware represents the operations of the Company's domestic cable and broadband subsidiary.
(2) Multimedia Ventures includes MediaOne Group's 25.51 percent equity interest in TWE, as well as related overheads. The reported TWE results are prepared in accordance with GAAP and have not been adjusted to report TWE investments accounted for under the equity method on a proportionate basis.
(3) The Company believes EBITDA is an important indicator of the operating performance of its businesses and should not be considered an alternative to operating or net income as an indicator of the performance of MediaOne Group's businesses, or as an alternative to cash flows from operating activities as a measure of liquidity, in each case determined in accordance with GAAP.
(4) Consolidated net income for the three month period of 2000 includes one time gains recognized on investment sales and exchanges of $1,344, including $1,226 of one time gains on sales of international investments.

Total Assets:

Total assets are those assets and investments that are used in, or pertain to, each segment's operations, as follows:

   ------------------------------------------------------------------------------------------------------------------

                                                   Domestic Cable & Broadband

                                                    MediaOne of   Multimedia
                                                    Delaware (1)  Ventures (2)  International   Other        Consolidated

   ----------------------------------------------------------------------------------------------------------------------

        Total assets as of:
        March 31, 2000                              $ 17,287      $ 2,639       $ 1,491         $ 19,661     $ 41,078
        December 31, 1999                             17,270        2,629         1,885           18,002       39,786

        ------------------------------------------------------------------------------------------------------------------

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

Form 10-Q - Part I

                               MediaOne Group, Inc.
                     Notes to Consolidated Financial Statements
                               (Dollars in millions)
                                    (Unaudited)

The "Other" column includes primarily cash, debt and equity securities, domestic Internet related investments, and other corporate assets. The increase in Other total assets of $1,659, or 9.2 percent, during 2000 is due primarily to changes in the fair market value of the Company's investments in marketable equity securities, including Vodafone Group Public Limited Company ("Vodafone") American Depository Receipts ("ADRs") and preferred stock.

Revenue and EBITDA amounts for the three month period of 2000 represent results from the Company's domestic operations. For the same period in 1999, these results represented primarily domestic operations.

NOTE 5:  NET INVESTMENT IN INTERNATIONAL VENTURES

On February 15, 2000, MediaOne Group sold its 25 percent interest in Singapore Cablevision ("Singapore") to Singapore Technologies for gross proceeds of $218, resulting in a net pretax gain of $199.

On March 23, 2000, MediaOne Group sold its interests in certain of its Central European wireless ventures for proceeds of $2 billion, resulting in a net pretax gain of $1,794. The ventures sold included Polska Telefonia Cyfrowa, a wireless operator located in Poland, and Westel 900 and Westel Radiotelefon, wireless operators located in Hungary.

On March 21, 2000, the Company signed an agreement to sell its interest in the Russian Telecommunications Development Corporation ("RTDC"), a Russian venture which holds various wireless investments, to MCT Corporation.

In 1999, the Company incurred a $43 charge as a result of the decision to exit its international businesses. The exit charge included employee severance and foreign income tax settlement costs ("Severance Costs") of $33 for approximately 120 people, and lease termination, relocation and other costs ("Other Costs") of $10. During first quarter 2000, the Company paid $2 of Severance Costs, $1 of Other Costs, and 15 people left under the exit plan. Since the inception of the charge, the Company has paid a total of $7 of Severance Costs, $2 of Other Costs, and approximately 60 people have left under the exit plan.

Form 10-Q - Part I

                                MediaOne Group, Inc.
                      Notes to Consolidated Financial Statements
                               (Dollars in millions)
                                    (Unaudited)

NOTE 6:  SHAREOWNERS'EQUITY

Following is a rollforward of shareowners' equity since the end of 1999:

-------------------------------------------------------------- ----------------- ---------------- -------------------
                                                                                                  Accumulated Other
                                                                                                    Comprehensive
                                                                Common Shares       Retained            Income
                                                                                    Earnings
-------------------------------------------------------------- ----------------- ---------------- -------------------
Balance at December 31, 1999                                    $  11,448         $   4,123         $   1,195

Net income                                                                            1,158
Issuance of MediaOne Group Stock                                       30
Purchase of treasury stock                                           (583)
Preferred stock dividends                                                                (1)
Market value adjustments for debt and equity securities, and
  Exchangeable Notes,(1)  net of reclassification
  adjustments and income taxes                                                                            445
Foreign currency translation, net of income taxes                                                          46
Other                                                                  48

                                                               ----------------- ---------------- -------------------
Balance at March 31, 2000                                       $  10,943         $   5,280         $   1,686
-------------------------------------------------------------- ================= ================ ===================

(1) The "Exchangeable Notes" represent debt exchangeable into Vodafone ADRs, and/or the cash value of Vodafone ADRs.

Common Stock. Other activity during 2000 represents a gain of $27 on the exercise of a call option on MediaOne Group Stock and $21 of tax benefits on employee stock option exercises.

Share Repurchase. During the three month period ended March 31, 2000, MediaOne Group purchased and placed into treasury 9,448,900 shares of MediaOne Group Stock, at an average purchase price of $61.69 per share and a total cost basis of $583. The share repurchases were transacted under a 25 million share repurchase plan authorized in 1998 by the Company's Board of Directors.

Form 10-Q - Part I

                                MediaOne Group, Inc.
                      Notes to Consolidated Financial Statements
                               (Dollars in millions)
                                    (Unaudited)

Comprehensive Income. Total comprehensive income and the components of comprehensive income follow:

  ---------------------------------------------------------------------- ----------------------------------------

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                         ----------------------------------------
                                                                                   2000               1999
  ---------------------------------------------------------------------- -------------------- -------------------

  Net income (loss)                                                            $  1,158           $   (111)

     Other comprehensive income, before tax:
       Foreign currency translation adjustment                                      (11)               (65)
       Unrealized gains on debt and equity securities, and
         Exchangeable Notes                                                         823                899
       Reclassification for (gains) losses realized in net income
         (loss)                                                                     (10)              (105)
     Income tax provision related to items of other comprehensive
         income                                                                    (311)              (281)
                                                                         -------------------- -------------------

     Total other comprehensive income, net of tax                                   491                448
                                                                         -------------------- -------------------
  Total comprehensive income                                                   $  1,649           $    337
  ---------------------------------------------------------------------- ==================== ===================

The majority of the unrealized gains on debt and equity securities during the three month period of 2000 relate to the Company's investment in Vodafone ADRs and preferred stock, as well as its investment in shares of Time Warner Telecom, Inc. ("TW Telecom"). Of the reclassifications for gains and losses realized in 2000, $97 pretax ($62 after tax) relate to gains realized upon the sale of Motorola shares and upon the exchange of various Internet investments, and $87 pretax ($54 after tax) relate to foreign currency translation losses on the sale of various international investments during the period. The majority of the unrealized gains and losses on debt and equity securities during 1999 related to the Company's investment in AirTouch Communications, Inc. common and preferred stock. The reclassification in 1999 related to the sale of the Company's investment in shares of Cable & Wireless Optus Limited ("Optus").

Form 10-Q - Part I

                                 MediaOne Group, Inc.
                      Notes to Consolidated Financial Statements
                                 (Dollars in millions)
                                       (Unaudited)

NOTE 7: EARNINGS PER SHARE

The following table reflects the computation of MediaOne Group's basic and diluted earnings (loss) per share in accordance with SFAS No. 128, "Earnings Per Share." The 1999 diluted loss per share and related share amounts do not include potential share issuances associated with stock options and the Company's then outstanding convertible Series D preferred shares since the effect would have been antidilutive on the net loss for the period.

----------------------------------------------------------------------------- ----------------------------------
                                                                                Three Months Ended March 31,
                                                                              ----------------------------------

                                                                                    2000             1999
----------------------------------------------------------------------------- ----------------- ----------------
Net income (loss)                                                              $   1,158        $    (111)
Preferred stock dividends and accretion                                               (1)             (14)
                                                                              ----------------- ----------------
Earnings (loss) available to common stock shareowners used for basic
  and diluted earnings (loss) per share                                        $   1,157        $    (125)
                                                                              ================= ================
Weighted average number of shares used for basic earnings (loss) per share       642,947          603,813
  Effect of dilutive securities - stock options                                    8,163                -
                                                                              ----------------- ----------------
Weighted average number of shares used for diluted earnings (loss) per share     651,110          603,813
----------------------------------------------------------------------------- ================= ================
Basic earnings (loss) per common share                                         $    1.80        $   (0.21)
                                                                              ================= ================
Diluted earnings (loss) per common share                                       $    1.78        $   (0.21)
----------------------------------------------------------------------------- ================= ================

NOTE 8:  SUBSEQUENT EVENTS

During April 2000, MediaOne Group sold its Japanese cable and telephony investment for proceeds of $280, including the repayment of $71 in capital contributions made to the Japanese venture after June 30, 1999, plus interest earned on these contributions. In addition, MediaOne Group was released from guarantees given to support debt at the Japanese venture, which, as of March 31, 2000, totaled approximately $150. MediaOne Group also agreed to sell an investment in a Japanese cellular company, which is expected to close during the second quarter of 2000.

Form 10-Q - Part I

                                 MediaOne Group, Inc.
                      Notes to Consolidated Financial Statements
                                 (Dollars in millions)
                                     (Unaudited)

In April 2000, in accordance with the merger agreement between Telewest Communications plc ("Telewest") and Flextech plc ("Flextech"), MediaOne Group received approximately 39,762,000 shares of Telewest in exchange for its investment in Flextech shares. The Company now owns an approximate 23 percent interest in Telewest. In addition, an agreement entered into by the Company in the fourth quarter of 1999 to sell its interest in Flextech shares has expired.

On April 28, 2000, MediaOne Group sold 9 million shares of its investment in TW Telecom for gross proceeds of $450, thereby decreasing its investment in TW Telecom to approximately 6.3 million shares. The Company also granted a thirty-day option to the underwriters to purchase up to an additional 500,000 shares of TW Telecom, if needed, under the same terms and conditions.

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

Results of Operations - First Quarter 2000 Compared with First Quarter 1999

Normalized Net Loss

------------------------------------------------------------- ----------------------------- -------------------------
                                                                   Three Months Ended
                                                                       March 31,                     Change
                                                              ----------------------------- -------------------------

                                                                  2000           1999            $            %
------------------------------------------------------------- -------------- -------------- ------------ ------------
Net income (loss)                                               $   1,158     $   (111)      $   1,269          -
  Adjustments to reported net income (loss)
   (Gains) losses on investments:
     Sales and exchanges of domestic investments                     (118)         (43)            (75)         -
     Sales of international investments                            (1,226)         (76)         (1,150)         -
     PrimeStar investment                                               -           40             (40)         -
   Merger costs                                                        12           15              (3)     (20.0)
                                                              -------------- -------------- ------------ ------------
Normalized net loss                                             $    (174)    $   (175)      $       1       (0.6)
------------------------------------------------------------- ============== ============== ============ ============

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share amounts)

Normalized Basic Loss Per Share Available for Common Stock

------------------------------------------------------------- ----------------------------- -------------------------
                                                                   Three Months Ended
                                                                       March 31,                     Change
                                                              ----------------------------- -------------------------

                                                                  2000           1999            $            %
------------------------------------------------------------- -------------- -------------- ------------ ------------
Earnings (loss) available for common stock                      $    1.80     $  (0.21)     $   2.01            -
  Adjustments to reported earnings (loss):
   (Gains) losses on investments:
     Sales and exchanges of domestic investments                    (0.18)       (0.07)        (0.11)           -
     Sales of international investments                             (1.91)       (0.13)        (1.78)           -
     PrimeStar investment                                               -         0.07         (0.07)           -
   Merger costs                                                      0.02         0.03         (0.01)       (33.3)
                                                              -------------- -------------- ------------ ------------
Normalized loss available for common stock                      $   (0.27)    $  (0.31)     $   0.04        (12.9)
------------------------------------------------------------- ============== ============== ============ ============

The decrease in normalized loss was primarily a result of increased interest and dividend income, decreased equity losses in unconsolidated ventures, and increased EBITDA. The decrease was partially offset by increased depreciation and amortization expense, and increased interest expense during 2000. The table above normalizes for significant one-time items and aids in the comparability of the Company's performance period over period. Routine acquisitions and dispositions are normalized within the discussion of revenues and operating loss which follows.

Sales and Other Revenues

--------------------------------------------------------------- ----------------------------- ------------------------
                                                                     Three Months Ended
                                                                         March 31,                    Change
                                                                ----------------------------- ------------------------

                                                                    2000           1999           $            %
--------------------------------------------------------------- ------------- --------------- ----------- ------------

Domestic cable and broadband                                      $    706      $    654       $    52          8.0
Corporate and other                                                      -            11           (11)           -
                                                                ------------- --------------- ----------- ------------
Total                                                             $    706      $    665       $    41          6.2
--------------------------------------------------------------- ============= =============== =========== ============

MediaOne Group sales and other revenues increased during the three month period of 2000 due to growth in domestic cable and broadband operations, partially offset by the sales of certain international cable and broadband and wireless operations.

                                        16
Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions)

Domestic Cable and Broadband

--------------------------------------------------------------- ----------------------------- ------------------------
                                                                     Three Months Ended
                                                                         March 31,                    Change
                                                                ----------------------------- ------------------------

REVENUES                                                             2000           1999          $            %
--------------------------------------------------------------- --------------- ------------- ----------- ------------

    Basic Cable                                                   $     459      $    439      $    20         4.6
    Premium                                                              83            82            1         1.2
    Pay-per-view                                                         14            22           (8)      (36.4)
    Advertising                                                          54            42           12        28.6
    Equipment & Installation                                             49            46            3         6.5
    Other                                                                (2)            1           (3)          -
                                                                --------------- ------------- ----------- ------------
Video                                                                   657           632           25         4.0
New Products                                                             49            22           27           -
                                                                --------------- ------------- ----------- ------------
    Total revenues                                                $     706      $    654      $    52         8.0
--------------------------------------------------------------- =============== ============= =========== ============

Domestic cable and broadband revenues increased during the three month period of 2000 due primarily to greater basic, advertising and new products revenues. Normalized for the one-time effects of cable system acquisitions and dispositions, total domestic cable and broadband revenues increased 9.1 percent during 2000.

Basic Cable. Basic cable services revenues increased during 2000 due primarily to an approximate 4.1 percent increase in revenue per average cable subscriber. The increase in revenue per average cable subscriber is primarily the result of increased rates. At March 31, 2000, basic cable subscribers were 4,984,000, an increase of 1.2 percent compared with the same period in 1999, normalized for the effects of cable system acquisitions and dispositions. MediaOne Group is experiencing increased competition from direct broadcast satellite systems and from new entrants into the cable industry. The Company anticipates countering competition with the roll-out of digital video services and by bundling its three product lines of video, high speed Internet access and telephone services.

Premium. Premium service revenues increased during 2000 due to improved premium service customer growth, offset by discounting of premium service packages. At March 31, 2000, premium units were 4,398,000, an increase of 7.2 percent compared with the same period in 1999, normalized for the effects of cable system acquisitions and dispositions.

At March 31, 2000, digital subscribers totaled 108,000 and digital market-ready homes were 2,063,000.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions)

Pay-per-view. Pay-per-view revenues decreased during the three month period of 2000 due to a lack of major sporting event presentations during the period, compared with the offering of three such events in 1999. This decrease in pay-per-view revenues was partially offset by greater movie and other product purchases during 2000 as a result of growth in advanced analog and digital subscribers, as well as higher impulse pay-per-view capabilities.

Advertising. Advertising revenues increased during 2000 primarily as a result of growth in local and national advertising sales as compared with the same period in 1999.

Equipment and Installation. Equipment and installation revenues increased in 2000 due primarily to subscribers upgrading converter boxes.

Other. Other revenues include franchise fee payments, revenues received for guides and miscellaneous revenues. Video. Video revenue per average cable subscriber was $43.97 per month for the three month period of 2000, an increase of 3.6 percent compared with $42.45 per month for the same period in 1999. Adjusted for the one-time effects of cable system acquisitions and dispositions, video revenue per average cable subscriber increased 3.3 percent during 2000. Video revenue per average cable subscriber has increased as a result of increased rates and growth in advertising.

Normalized for the one-time effects of cable system acquisitions and dispositions, video revenues increased 4.5 percent during 2000.

New Products. New products revenues increased during 2000 due primarily to customer growth in both high speed Internet access services and residential telephone services. Normalizing for dispositions, new products revenues increased $31, or 172.2 percent, during 2000 compared with new products revenues of $18 in 1999.

At March 31, 2000, MediaOne Group had approximately 278,000 high speed Internet access customers compared with 114,000 customers for the same period in 1999. High speed Internet access services were available to 5,754,000 market-ready homes at March 31, 2000, compared with 3,754,000 market-ready homes for the same period in 1999. High speed Internet access penetration at March 31, 2000 for two-way market-ready homes was 5.5 percent.

At March 31, 2000, MediaOne Group had approximately 94,000 residential telephone customers with 126,000 telephone lines, compared with 17,000 residential telephone customers and 22,000 telephone lines for the same period in 1999. Residential telephone services were available to 2,008,000 market-ready homes as of March 31, 2000, compared with 713,000 market-ready homes for the same period in 1999. As of March 31, 2000, telephone penetration of market-ready homes was
4.7 percent.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions)

Corporate and Other. During 1999, corporate and other primarily included the international cable and broadband operations of Cable Plus a.s. ("Cable Plus"), a cable operator in the Czech Republic. Cable Plus was sold in October 1999.

Operating Loss

  ----------------------------------------------- --------------------------------- --------------------------------
                                                         Three Months Ended
                                                             March 31,                          Change
                                                  --------------------------------- --------------------------------

                                                       2000             1999              $                %
  ----------------------------------------------- --------------- ----------------- --------------- ----------------

  Domestic cable and broadband                      $    (114)      $       (3)       $     (111)              -
  Corporate and other                                     (26)             (36)               10           (27.8)

                                                  --------------- ----------------- --------------- ----------------
  Total                                             $    (140)      $      (39)       $     (101)              -
  ----------------------------------------------- =============== ================= =============== ================

During the three month period of 2000, MediaOne Group's operating loss increased due primarily to greater depreciation and amortization expense related to the Company's domestic cable networks. This increase was slightly offset by the lack of results for Cable Plus and RTDC since, effective April 1, 1999, these investments were no longer consolidated but rather accounted for under the equity method of accounting.

MediaOne Group's EBITDA for the three month period of 2000 was $239, an increase of $28, or 13.3 percent, compared with EBITDA of $211 during the same period in 1999. Normalizing for acquisitions and dispositions, EBITDA increased $32, or
15.5 percent, compared with EBITDA of $207 in 1999. MediaOne Group considers EBITDA an important indicator of the operational strength and performance of its businesses. EBITDA, however, should not be considered an alternative to operating or net income as an indicator of the performance of MediaOne Group's businesses, or as an alternative to cash flows from operating activities as a measure of liquidity, in each case determined in accordance with GAAP.

Domestic Cable and Broadband. Domestic cable and broadband operating losses increased during 2000 due primarily to increased depreciation and amortization expense of $131 during the period. The increase in depreciation and amortization expense was due primarily to the continuing upgrade of the Company's cable networks, as well as the suspension of $30 of depreciation and amortization expense in 1999 on cable systems held for sale during that time period which were subsequently retained, and a net increase of $27 for depreciation and amortization expense on cable system swaps.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions)

During 2000, EBITDA for domestic cable and broadband operations was $261, an 8.3 percent increase compared with EBITDA of $241 in 1999. Revenue increases of $52, or 8.0 percent, were partially offset by increased programming costs, and increased operating, general and administrative costs. Normalized for the one-time effects of cable system acquisitions and dispositions, domestic cable and broadband EBITDA increased 10.1 percent.

Video EBITDA was $265 for the three month period of 2000, an increase of $5, or
1.9 percent, compared with $260 for the same period in 1999. Normalizing for acquisitions and dispositions, video EBITDA increased $7, or 2.7 percent, compared with video EBITDA of $258 for the same period in 1999.

New products EBITDA was a loss of $4 for the three month period of 2000, a decrease in losses of $15, or 78.9 percent, compared with EBITDA losses of $19 in the same period of 1999. New products revenue increases of $27 were partially offset by cost increases of $12 during the period for the offering of high speed Internet access and residential telephone services. Normalizing for dispositions, new products EBITDA loss decreased $17, or 81.0 percent during 2000, compared with an EBITDA loss of $21 for the same period in 1999.

Programming costs were $181 for the three month period of 2000, an increase of $22, or 13.8 percent, over the same period in 1999. This increase was primarily a result of greater programming costs per subscriber as a result of programmer rate increases, expanded channel offerings and growth in subscribers, partially offset by a $4 decrease in pay-per-view programming costs for sporting events presented in 1999.

Operating, general and administrative costs were $264 during the three month period of 2000, an increase of $10, or 3.9 percent, over the same period in 1999. Increases in operating, general and administrative costs were primarily a function of adding customer service employees, and costs incurred in the operation of the Company's customer service call centers.

Corporate and Other. Corporate and other includes corporate and international overhead costs. These costs have decreased primarily as a result of the wind-down of the Company's international operations.

Form 10-Q - Part I

Item 2. Managemen's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions)

Interest Expense and Other

  ---------------------------------------------------------- ----------------------------- ----------------------------
                                                                  Three Months Ended
                                                                      March 31,                      Change

                                                            ----------------------------- ----------------------------

                                                                 2000           1999             $             %
  ---------------------------------------------------------- -------------- -------------- -------------- -------------

  Interest expense                                             $    (147)     $    (96)      $    (51)        53.1
  Equity losses in unconsolidated ventures                           (71)         (115)            44        (38.3)
  Gains (losses) on investments:
      Sales and exchanges of domestic investments                    191            70            121            -
      Sales of international investments                           1,993           124          1,869            -
      PrimeStar investment                                             -           (65)            65            -
  Minority interest expense in Centaur Funding                       (25)          (25)             -            -
  Guaranteed minority interest expense                               (24)          (24)             -            -
  Merger costs                                                       (19)          (15)            (4)        26.7
  Other income - net                                                 155            37            118            -
  ---------------------------------------------------------- -------------- -------------- -------------- -------------

Interest Expense. Interest expense during the three month period of 2000 increased due primarily to the issuance in 1999 of $1.7 billion of private placement debt, a $1.5 billion note payable to AT&T related to the AT&T merger, and $1.1 billion of Exchangeable Notes, partially offset by approximately $600 of debt redemptions and maturities during 1999.

Equity Losses in Unconsolidated Ventures. Equity losses during the three month period of 2000 decreased compared with the same period of 1999 due predominantly to the sale of various international investments and the suspension in 1999 of the recognition of equity losses from the Company's investment in the RoadRunner joint venture.

Gains (Losses) on Investments

Sales and Exchanges of Domestic Investments. During the three month period of 2000, MediaOne Group exchanged its investment in the Trip.com for shares of Galileo plus cash resulting in a pretax gain of $85 ($52 after tax), and recognized a pretax gain of $82 ($51 after tax) upon the merger and exchange of certain of the Company's Internet related investments into other similar investments. The Company also sold its investment in shares of Motorola for a pretax gain of $24 ($15 after tax).

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions)

During the three month period of 1999, MediaOne Group sold its investments in two providers of business telephony services resulting in a pretax gain of $44 ($27 after tax), various cable systems resulting in a pretax gain of $14 ($9 after tax), and miscellaneous assets from its capital assets group resulting in a pretax gain of $12 ($7 after tax).

Sales of International Investments. During the three month period of 2000, MediaOne Group sold its interests in Polska Telefonia Cyfrowa, Westel 900 and Westel Radiotelefon resulting in a total pretax gain of $1,794 ($1,108 after tax). The Company also sold its interest in Singapore for a pretax gain of $199 ($118 after tax).

During the three month period of 1999, MediaOne Group sold its investment in shares of Optus resulting in a pretax gain of $124 ($76 after tax).

PrimeStar Investment. During the three month period of 1999, MediaOne Group recorded a pretax loss of $65 ($40 after tax) for probable obligations to its investment in PrimeStar, Inc.

Minority Interest Expense in Centaur Funding. Minority interest expense in Centaur Funding represents dividends and accretion on the preferred shares issued by Centaur Funding Corporation.

Guaranteed Minority Interest Expense. Guaranteed minority interest represents interest on the Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely Company-guaranteed subordinated debentures.

Merger Costs. Merger costs represent employee costs, and miscellaneous legal and advisory fees incurred as a result of the anticipated merger with AT&T.

Other Income - Net. During the three month period of 2000, other income increased primarily due to interest income earned on cash balances from asset sales and dividends received from the Company's investment in Vodafone ADRs. Also contributing to the increase were decreased foreign exchange transaction losses associated with loans to international ventures. The increase was slightly offset by the recognition in 1999 of a $15 fee paid by Optus to the Company as a result of having met certain performance measures.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions)

(Provision) Benefit for Income Taxes

      ------------------------------------------------------------------------------------------------------------------
                                                          Three Months Ended March 31,
                                                                                             Change
                                                         ---------------------------------------------------------------

                                                              2000            1999              $              %

      ------------------------------------------------------------------------------------------------------------------


      (Provision) benefit for income taxes                    $ (755)         $   37           $  (792)         -
      Effective tax rate                                        39.5%           25.0%

      ------------------------------------------------------------------------------------------------------------------

The increase in the 2000 effective tax rate is primarily a result of merger costs, and gains on sales and exchanges of investments. Excluding gains on sales and exchanges of investments, the effective tax rate would have been 31.7 percent for the 2000 period. The effective tax rate for 1999 would have been
32.5 percent excluding gains and losses on investments, and merger costs.

Liquidity and Capital Resources

Operating Activities

Cash provided by operating activities during the three month period ended March 31, 2000 decreased $1,678, to a use of cash of $1,220, as compared with the same period in 1999, primarily as a result of an income tax payment of $1,348 made in 2000 for the 1999 consolidated tax return. Also contributing to the decrease was the receipt in 1999 of $394 of income tax benefits related to the carryback of the 1998 taxable loss to the 1996 consolidated tax return.

MediaOne Group expects that cash from operations will not be adequate to fund future expected cash requirements. Additional funding will come from cash on hand and asset sales.

Investing Activities

Capital expenditures at MediaOne Group, on a cash basis, were $462 and $401 during the three month periods ended March 31, 2000 and 1999, respectively, related to the continuing upgrade of the domestic cable network and the provisioning of new and enhanced services.

For the three month period of 2000, MediaOne Group invested $32 in international ventures, primarily capital contributions to a cable and telephony investment in Japan, and received $18 as a loan repayment from a wireless investment in Poland. For the three month period of 1999, MediaOne Group invested $55 in international ventures, primarily capital contributions to cable investments in Belgium, the Netherlands, Japan and Singapore, as well as a wireless venture in India.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions)

During April 2000, the Company sold its investment in a cable and telephony venture in Japan. Proceeds from the sale included the reimbursement of approximately $71 of capital contributions made to this venture between July 1999 and the date of sale.

For the three month period of 2000, MediaOne Group sold various investments resulting in net proceeds of $2,289, comprised of the following: (a) investments in various Central European wireless ventures for net cash proceeds of $2 billion, (b) the investment in Singapore for net cash proceeds of $218,
(c) shares of Motorola for net cash proceeds of $41, and (d) cash proceeds of $30 from the exchange of the investment in Trip.com for an investment in Galileo. Cash proceeds from investments sales in 1999 totaled $304, comprised of the following: (a) shares of Optus for net cash proceeds of $126, (b) two investments in providers of business telephony services for net proceeds of $82,
(c) miscellaneous assets from the capital assets group for net proceeds of $64, and (d) various cable television systems for net proceeds of $32.

In March 2000, MediaOne Group announced that it would offer for sale its investment in shares of TW Telecom as part of a stock offering by TW Telecom. On April 28, 2000, the Company sold nine million shares of TW Telecom for net proceeds of approximately $434. See Note 9 - Subsequent Events - to the Consolidated Financial Statements.

Financing Activities

Debt Activity. Total debt at March 31, 2000 was $10,624, an increase of $445 compared with December 31, 1999. The increase in debt outstanding was due primarily to a $451 non-cash increase in the value of the Exchangeable Notes as the value of these notes reflects the corresponding changes in the fair value of Vodafone ADRs.

Share Repurchase. During the three month period of 2000 and 1999, MediaOne Group purchased and placed into treasury 9,448,900 and 830,000 shares of MediaOne Group common stock for a total cost basis of $583 and $47, respectively.

Proceeds received in 2000 from the issuance of common stock include $27 from the settlement of an option on shares of the Company's stock.

Other Financing Activities

Commitments and Debt Guarantees. As of March 31, 2000, MediaOne Group's international commitments and debt guarantees totaled approximately $250. Taking into account the sale of a Japanese cable and telephony investment in April 2000, the Company's international commitments and debt guarantees would have totaled approximately $100.

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

Foreign Exchange Risk Management. MediaOne Group is exposed to foreign exchange risk associated with its cash deposits and its investment in Flextech, a cost method investment denominated in British Pounds. A hypothetical 10 percent adverse change in the British Pound exchange rate as compared with the U. S. dollar would reduce the market value of the cash deposits and investment by approximately $30 as of March 31, 2000.

The $10 increase in the Company's exposure to foreign currency risk in 2000 compared with December 31, 1999 is primarily due to an increase in the value of the Company's investment in Flextech. In April 2000, the Company's investment in Flextech shares was converted into Telewest shares as a result of the merger of Flextech and Telewest. See Note 8 - Subsequent Events - to the Consolidated Financial Statements.

Equity-Price Risk Management. MediaOne Group is exposed to market risks associated with equity security prices related to its investments in marketable equity securities. On a selective basis, MediaOne Group enters into option contracts and exchangeable debt instruments to manage risks associated with fluctuations in equity security prices.

The table below presents the approximate impact of hypothetical movements in the equity security prices related to MediaOne Group's combined position in marketable equity securities and derivative contracts. The hypothetical change in stock price movements are based upon the historical trading volatility of the stocks.

---------------------------------------------------- ----------------------- -------------------- --------------------
                                                      Hypothetical Change
                                                          in 3/31/2000
                                                          Stock Price            Increase in          Decrease in
                                                     -----------------------

Investment                                           Increase    Decrease     Fair Market Value    Fair Market Value
---------------------------------------------------- ---------- ------------ -------------------- --------------------
Vodafone common stock including Exchangeable Notes,
   and purchased and written options                    30%         30%                    $ 360                $ 570
TW Telecom                                              50%         50%                      610                  610
Internet related investments                            50%         50%                      190                  190
All other investments                                   30%         30%                      130                  130

                                                     --------------------    -------------------- --------------------
Total                                                                                     $1,290               $1,500
---------------------------------------------------- ---------- ------------ ==================== ====================

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions)

The increase in the Company's exposure to equity price risk in 2000 compared with December 31, 1999, is primarily due to stock price movements of the Company's investments, primarily the investment in TW Telecom shares. In April 2000, the Company sold more than half of its TW Telecom shares. See Note 8 - Subsequent Events - to the Consolidated Financial Statements.

The changes in foreign exchange rates and equity security prices are based on hypothetical movements in future market rates and are not necessarily indicative of actual results that may occur. Future gains and losses will be affected by actual changes in interest rates, foreign exchange rates, equity security prices, and changes in derivative financial instruments employed during the year.

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


Reference is made to the information set forth on page 25.

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

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits: Exhibits identified in parentheses below are on file with the Securities and Exchange Commission and are incorporated herein by reference. All other exhibits are provided as part of this electronic submission.

Exhibit
Number

12 Statement regarding computation of earnings to fixed charges ratio of MediaOne Group, Inc.


(b)  Reports on Form 8-K filed during the First Quarter of 2000:

(1) Form 8-K Current Report dated February 29, 2000, concerning a Press Release by the Company announcing its year-end 1999 earnings results.


                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 /s/   Richard A. Post
                                -----------------------------------------------

May 12, 2000                    MediaOne Group, Inc.
                                Richard A. Post
                                Executive Vice President and
                                Chief Financial Officer